Form 10-Q
period 1996-03-31
INTEVAC INC
filed 1996-05-14
CIK 1001902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996


                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to  ________________________

                         Commission file number 0-26946


                                  INTEVAC, INC.
             (Exact name of registrant as specified in its charter)


                  California                                                            94-3125814
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


  3550 Bassett Street, Santa Clara, California                                             95054
(Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code (408) 986-9888


________________________________________________________________________________
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ____________ No ___________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _________ No _________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         On March 30, 1996, approximately 12,250,959 shares of the Registrant's Common Stock, no par value, were outstanding.

                                  INTEVAC, INC.


NO.                              INDEX                                    PAGE
- - ---                              -----                                    ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                             3

           Condensed Consolidated Statements of Income                       4

           Condensed Consolidated Statements of Cash Flows                   5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Changes in Securities                                            18

Item 3.    Defaults Upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of Security Holders              18

Item 5.    Other Information                                                18

Item 6.    Exhibits and Reports on Form 8-K                                 18

SIGNATURES

                          PART I--FINANCIAL INFORMATION

ITEM I--FINANCIAL STATEMENTS

                                  INTEVAC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                           ASSETS

                                                                           Mar. 30,             Dec. 31,
                                                                             1996                 1995
                                                                          ----------           ----------
                                                                           Unaudited)
Current Assets:
   Cash and cash equivalents............................................  $   14,119           $   20,422
   Short-term investments...............................................       2,571                  ---
   Accounts receivable, net of allowances of $560 and $461
     at March 30, 1996 and December 31, 1995, respectively..............       9,753                4,439
   Inventories..........................................................      18,308               16,468
   Short-term note receivable...........................................         177                  177
   Prepaid expenses and other current assets............................         348                  503
   Deferred tax asset...................................................       3,158                3,158
   Net current assets of discontinued operations........................          73                  777
                                                                          ----------           ----------
       Total current assets.............................................      48,507               45,944

Property, plant and equipment, net......................................       4,637                3,479
Investments.............................................................       2,431                2,431
Goodwill and other intangibles..........................................       2,946                  ---
Deferred tax and other assets...........................................          83                   83
                                                                          ----------           ----------

       Total assets.....................................................  $   58,604           $   51,937
                                                                          ==========           ==========


                       LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
   Notes payable........................................................  $    1,250           $      ---
   Accounts payable.....................................................       2,233                2,681
   Accrued payroll and related liabilities..............................       1,189                1,075
   Other accrued liabilities............................................       3,804                4,668
   Customer advances....................................................      19,027               14,436
   Net liabilities of discontinued operations...........................       1,153                1,757
                                                                          ----------           ----------
       Total current liabilities........................................      28,656               24,617

Long-term notes payable.................................................         730                  ---

Shareholders' equity:
   Common stock.........................................................      15,305               15,304
   Retained earnings....................................................      13,913               12,016
                                                                          ----------           ----------
       Total shareholders' equity.......................................      29,218               27,320
                                                                          ----------           ----------

       Total liabilities and shareholders' equity.......................  $   58,604           $   51,937
                                                                          ==========           ==========


                             See accompanying notes.

                                  INTEVAC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                 Three months ended
                                                                          -------------------------------
                                                                            Mar. 30,             Apr. 1,
                                                                              1996                1995
                                                                          ----------           ----------

Net revenues:
   Disk, flat panel, and other..........................................  $   15,126           $    4,674
   MBE..................................................................         ---                  695
                                                                          ----------           ----------
Total net revenues......................................................      15,126                5,369

Cost of net revenues:
   Disk, flat panel, and other..........................................       9,203                3,244
   MBE..................................................................         ---                  434
                                                                          ----------           ----------
Total cost of net revenues..............................................       9,203                3,678
                                                                          ----------           ----------

Gross profit............................................................       5,923                1,691

Operating expenses:
   Research and development.............................................       1,379                  340
   Selling, general and administrative..................................       1,887                  871
                                                                          ----------           ----------
     Total operating expenses...........................................       3,266                1,211
                                                                          ----------           ----------

Operating income........................................................       2,657                  480

Other income, net.......................................................         261                  234
                                                                          ----------           ----------

Income from continuing operations before income taxes...................       2,918                  714

Provision for income taxes..............................................       1,021                  247
                                                                          ----------           ----------

Income from continuing operations.......................................       1,897                  467
Income from discontinued operations.....................................         ---                1,335
                                                                          ----------           ----------

Net income..............................................................  $    1,897           $    1,802
                                                                          ==========           ==========

Per share:
   Income from continuing operations....................................  $     0.15           $     0.05
   Net income...........................................................  $     0.15           $     0.18

Shares used in per share amounts........................................      12,631               10,295


                             See accompanying notes.

                                  INTEVAC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 Three months ended
                                                                               ------------------------
                                                                               Mar. 30,         Apr. 1,
                                                                                 1996            1995
                                                                               --------        --------
OPERATING ACTIVITIES
Net income .............................................................       $  1,897        $  1,802
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
     Depreciation and amortization .....................................            335             341
     Loss on disposal of equipment .....................................            ---              22
     Gain on disposition of discontinued operations ....................            ---          (1,398)
     Changes in assets and liabilities .................................         (3,506)          1,504
                                                                               --------        --------
Total adjustments ......................................................         (3,171)            469
                                                                               --------        --------
Net cash and cash equivalents provided by (used in)
   operating activities ................................................         (1,274)          2,271

INVESTING ACTIVITIES
Purchase of short-term investments .....................................         (2,571)         (1,000)
Proceeds from sale of short-term investments ...........................            ---           2,998
Investment in CT corporation ...........................................         (1,074)            ---
Purchase of property and equipment .....................................         (1,385)           (745)
                                                                               --------        --------
Net cash and cash equivalents provided by (used
   in) investing activities ............................................         (5,030)          1,253

FINANCING ACTIVITIES
Proceeds from issuance of common stock .................................              1              60
Repurchase of common stock .............................................            ---              (7)
Redemption of redeemable Series 1 Preferred Stock ......................            ---          (1,525)
                                                                               --------        --------
Net cash and cash equivalents provided by (used
   in) financing activities ............................................              1          (1,472)
                                                                               --------        --------

Net increase (decrease) in cash and cash equivalents ...................         (6,303)          2,052
Cash and cash equivalents at beginning of period .......................         20,422           9,268
                                                                               --------        --------
Cash and cash equivalents at end of period .............................         14,119          11,320
                                                                               ========        ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid (received) for:
   Interest ............................................................            ---             ---
   Income taxes ........................................................       $  1,850             ---
   Income tax refund ...................................................            ---             ---
Other noncash changes:
   Investment in CT corporation through assumption of
   notes payable .......................................................       $  1,980             ---


                             See accompanying notes.

                                  INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

         Intevac, Inc. ("Intevac" or the "Company") is a supplier of static sputtering systems used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250B system, enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems to both captive and merchant thin film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan, Taiwan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore.

         The financial information for the three-month periods ended March 30, 1996 and April 1, 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         The results for the three-month period ended March 30, 1996 are not considered indicative of the results to be expected for any future period or for the entire year.

2.       INVENTORIES

         The components of inventory consist of the following:


                                                 March 30,                         December 31,
                                                   1996                                1995
                                               -----------                         -----------
                                                               (in thousands)

         Raw Materials                         $     3,499                         $     2,900
         Work in Progress                            8,898                              10,818
         Finished Goods                              5,911                               2,750
                                               -----------                         -----------
                                               $    18,308                         $    16,468
                                               ===========                         ===========

         A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

3.       INCOME TAXES

         The effective tax rates used for the three-month periods ending March 30, 1996 and April 1, 1995 were 35% and 36%, respectively. This rate is based on the estimated annual tax rate complying with Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                                  INTEVAC, INC.

4.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the assumed initial public offering (IPO) price during the twelve-month period preceding the date of the initial filing of the registration statement have been included in the calculation of common equivalent shares, using the treasury stock method based on an assumed IPO price, as if they were outstanding for all periods presented prior to the IPO date.

5.       LINE OF CREDIT

         During 1993, the Company entered into a Business Loan Agreement with a bank, which was amended and restated in March 1996 and which provides for a total of $10.0 million in available borrowings based on eligible receivables. The agreement is for a revolving line of credit, which is available until March 13, 1997, when the outstanding principal will be payable. Interest on outstanding amounts is due monthly. The line of credit bears interest, at the option of the Company, at the prime rate, or the London Interbank Offering Rate (LIBOR) plus two and one-half percent per annum. In the event of default, interest on the outstanding loan increases to 5.00% over the prime rate.

         As of March 30, 1996, no amounts were outstanding under the agreement. The Company is required to maintain certain financial ratios and other financial conditions. Substantially all of the Company's assets are pledged as collateral on the borrowings.

6.       SUBSEQUENT EVENTS

         On May 3, 1996, the Company acquired San Jose Technology Corp. ("SJT") for approximately $3.7 million cash. SJT is a supplier of systems used to lubricate thin-film disks for computer hard disk drives. Lubrication is the production step that typically follows disk sputtering in the manufacture of thin-film disks.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statement.

OVERVIEW

         Intevac is a leading supplier of static sputtering systems used to manufacture thin film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems, sales of system components and contract research and development activities. The Company's disk sputtering systems, which generally represent the majority of the Company's revenue, are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's systems component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel industry.

         Through the first quarter of 1995, the Company also received revenues from the sales of molecular beam epitaxi ("MBE") systems. The Company acquired the MBE business from Varian in February 1991 and sold the business to a third party in October 1993. The Company does not expect any MBE revenues in the future.

         Income from discontinued operations represents results from the sales of night vision products, primarily of night vision goggles and devices and the sale of the night vision business to Litton Systems, Inc.
in May 1995.

         On January 24, 1996, Intevac acquired Cathode Technology Corporation ("CTC"), a developer of advanced sputter source technology for the production of disks used in computer hard disk drives, for $1.1 million in cash and $2.0 million in notes. Intevac intends to incorporate CTC's sputter technology into its MDP-250 sputter system.

         On May 3, 1996, Intevac acquired San Jose Technology Corp. ("SJT"), a manufacturer of systems used to lubricate thin-film disks, for $3.7 million in cash. The Company intends to explore means of integrating SJT's lubrication systems with the Company's sputtering systems.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995

         Net revenues. Disk, flat panel and other net revenues consist primarily of sales of the Company's disk sputtering systems and, to a lesser extent, system components and contract research and development. Net revenues from the sales of systems are recognized upon customer acceptance. System component sales are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. MBE net revenues consist primarily of sales of used MBE equipment not included in the sale of the MBE business. Net revenues increased by 182% to $15.1 million for the three months ended March 30, 1996 from $5.4 million the three months ended April 1, 1995. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems.

         There were no net revenues from the sale of MBE systems for the three months ended March 30, 1996 as compared to net revenues of $0.7 million for the three months ended April 1, 1995. The Company wound down the MBE business following the exchange of substantially all of the assets related to this business with a third party for stock in late 1993.

         International sales increased by 770% to $6.7 million for the three months ended March 30, 1996 from $0.8 million for the three months ended April 1, 1995. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International sales constituted 45% of net revenues for the three months ended March 30, 1996 and 14% of net revenues for the three months ended April 1, 1995.

         Gross margin. Cost of net revenues consist primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs and, to a lesser extent, costs attributable to contract research and development. Gross margin from disk, flat panel and other sales was 39.2% for the three months ended March 30, 1996 as compared to 30.6% for the three months ended April 1, 1995. The improvement in gross margins was primarily due to increased manufacturing efficiencies resulting from higher production volume.

         Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel manufacturing equipment, and research by the Advanced Technology Division. Company funded research and development expense increased by 306% to $1.4 million for the three months ended March 30, 1996 from $0.3 million for the three months ended April 1, 1995, representing 9.1% and 6.3%, respectively, of net revenue. The increase in research and development expense was primarily the result of increased expense for the development of disk sputtering products and flat panel display manufacturing machines and, to a lesser extent, increased expense in the Advanced Technology Division.

         Research and development expenses do not include costs of $0.4 million in each of the three months ended March 30, 1996 and April 1, 1995, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment ("D-Star") development partner. On February 14, 1996, this research and development cost sharing agreement was amended, to increase the Company's development partner's total funding commitment from $4.3 million to $5.5 million. Under the terms of the research and development cost sharing agreement, Intevac and its development partner each pay half of all D-Star development costs. At March 30, 1996, $0.9 million of the $5.5 million development funding committed by the Company's development partner remained to be spent on the D-Star development project, $0.6 million of which remains to be received from the Company's development partner.

         Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. International distributor costs are included in cost of net revenues. Selling, general and administrative expense increased by 117% to $1.9 million for the three months ended March 30, 1996 from $0.9 million for the three months ended April 1, 1995 representing 12.5% and 16.2%, respectively, of net revenue. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased public company costs subsequent to the Company's initial public offering in November 1995. Administrative headcount grew to 55 employees at March 30, 1996 from 34 employees at April 1, 1995.

         Other income, net. Other income, net consists primarily of interest income on the Company's short-term investments, and to a lesser extent, early payment discounts on the purchase of inventories, goods and services. Other income, net increased by 11% to $0.3 million for the three months ended March 30, 1996 from $0.2 million for the three months ended April 1, 1995, as the result of increased interest income from higher cash balances, offset partially by the Company shifting a portion of its cash and short-term investments into tax exempt short-term investments with lower pretax yields.

         Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue its night vision business. The Company sold its night vision business to Litton Systems, Inc. in May of 1995. Accordingly, the results of operations data for the three months ended April 1, 1995 reflect the night vision business as a discontinued operation. Net revenues included in discontinued operations for the three months ended April 1, 1995 were $4.2 million. Included in income from discontinued operations for the three months ended April 1, 1995 is a net gain after taxes of approximately $1.3 million, net of a reserve of approximately $2.6 million to provide for estimated closing, environmental remediation and warranty costs from the sale of the night vision business.

         Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended March 30, 1996 and April 1, 1995, was 35% and 36%, respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $1.3 million for the three months ended March 30, 1996. The decrease was due primarily to increased accounts receivable and increased inventory which were partially offset by increased customer advances and net income.

         The Company's investing activities used cash of $5.0 million for the three months ended March 30, 1996. The decrease was due primarily to the purchase of short-term investments, the purchase of fixed assets and the Company's purchase of Cathode Technology Corporation.

         The Company's financing activities provided cash of $1,000 for the three months ended March 30, 1996. The increase was due primarily to the exercise of stock options by employees.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     FLUCTUATION OF RESULTS OF OPERATIONS

         The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment rescheduling, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last eight quarters the Company's operating income (loss) as a percentage of net revenues has fluctuated from approximately (32)% to 27% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         At times the Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell it systems may exist at any given time. According to a September 15, 1995 report by TrendFOCUS, an independent market research firm, there are 180 installed disk sputtering lines worldwide and only 13 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer can significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that a substantial majority of the manufacturers of thin-film disks have adopted an in-line approach as opposed to the Company's static approach to thin-film disk manufacturing. Many of these manufacturers have invested significant amounts of capital in their in-line systems, and as such there may be significant resistance to change to a static approach in the future.

         The disk drive industry is cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company. In recent years, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. There can be no assurance that such growth will continue. The Company anticipates that a significant portion of new orders will depend upon demand from thin-film disk manufacturers building or expanding fabrication facilities, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations could be materially adversely affected by downturns or slowdowns in the disk drive market.

         Due to all of the foregoing factors, the Company expects its quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of public market analysts and investors. In such event it is likely the price of the Company's Common Stock would be materially adversely affected.

     COMPETITION

         The Company believes that the principal competitive factors are system performance and features, reliability and uptime, overall cost of ownership and customer support. The Company believes that it competes favorably with respect to each of these factors. The Company believes it is the principal United States-based supplier of sputtering systems for thin-film disks.

         The Company experiences intense competition worldwide from three principal competitors, Ulvac, Leybold and Anelva, each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Each of Ulvac and Leybold is a manufacturer of static and in-line sputtering systems and Anelva is a manufacturer of static systems, and each has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from other manufacturers of in-line sputtering systems used in thin-film disk fabrication facilities as well as the manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

         In addition, the Company's three principal competitors are based in foreign countries and have cost structures and system prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies. Currency fluctuations could also increase the Company's cost structure relative to those of its competitors, which could make it more difficult for the Company to maintain its competitiveness. Given the lengthy sales cycle and the significant investment required to integrate a disk sputtering system into the manufacturing process, the Company believes that once a thin-film disk manufacturer has selected a particular supplier's disk sputtering equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will continue to purchase its other disk sputtering equipment from the same supplier. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's disk sputtering equipment. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

     SALES CHANNEL, CUSTOMERS AND MARKETING

         The selling process for the Company's products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process is lengthy and involves making sample thin-film disks for the prospective customer and responding to individual needs for moderate levels of machine customization. Intevac sells static sputtering systems to both captive and merchant thin-film disk manufacturers. Captive thin-film disk manufacturers produce disks to be used in disk drives they manufacture, and merchant thin-film disk manufacturers produce disks to be included in disk drives manufactured by third parties. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan (Matsubo), Taiwan (Scientek) and Korea (Chung Song). The Company has established a wholly-owned subsidiary in Singapore to support its customers in Southeast Asia.

         Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. For example, Seagate, HMT Technology, and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues in 1995, and Trace Storage Technology, Matsubo, Seagate, Varian Associates and Komag accounted for 25%, 15%, 13%, 12% and 10%, respectively, of the Company's total net revenues during 1994. Western Digital, Matsubo and Trace Storage Technology accounted for 21%, 14% and 11%, respectively, of the Company's total net revenues during 1993. Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company's largest customers change from period to period as large thin-film disk fabrication facilities are completed and new projects are initiated. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, a majority of the Company's current backlog represents orders from Seagate for a new facility Seagate is constructing in Singapore. In the event Seagate experiences a delay in the construction of the new facility or defers the completion of its construction, the Company's net revenues and operating results could be materially adversely affected. In addition, Seagate recently acquired Conner Peripherals, Inc. Conner has significant disk media manufacturing operations, uses an internally developed in-line disk sputtering system, and has never purchased a system from the Company. There can be no assurance that the combined entity will not favor Conner's internally developed disk sputtering system over the Company's system, or delay, reduce or cease purchases of the Company's products for other reasons, or that this acquisition will not otherwise have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

         Foreign sales accounted for 20% of revenue in 1995, 40% in 1994, and 32% in 1993. The Company anticipates that foreign sales will continue to be a significant portion of its revenues in the foreseeable future. In addition, the Company has orders from Seagate, a domestic customer, to deliver and install a significant number of machines in Seagate's newly constructed manufacturing facility in Singapore. In order to effectively service customers located in Singapore and the surrounding region, the Company has established a sales and service operation in Singapore. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

         Installing and integrating new sputtering systems into the thin-film disk manufacturing process requires a substantial investment by a customer. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before making a purchasing decision. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result. Furthermore, the Company's expense levels are based, in part, on its expectations as to future net revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income, if any, may be disproportionately affected by a reduction in net revenues because a proportionately smaller amount of the Company's expenses varies with its net revenues. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty.

     RESEARCH AND DEVELOPMENT

         The disk drive industry in general, and the thin film disk manufacturing industry in particular, are characterized by rapid technological change and evolving industry standards. The Company has invested substantial amounts in research and development for its disk sputtering systems and flat panel display manufacturing equipment. The Company's research and development expenses in 1995, 1994 and 1993 were $2.6 million, $3.5 million and $3.1 million, respectively, and represented 6.1%, 17.2% and 14.0%, respectively, of net revenues. The Company's ability to remain competitive has required and will continue to require substantial investments in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

         Changes in the manufacturing processes for thin-film disks could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in the requirements of the disk drive industry and thin-film disk manufacturing technologies. There can be no assurance that the Company will be able to develop, manufacture and sell systems that respond adequately to such changes. In addition, the data storage industry is subject to constantly evolving technological standards. There can be no assurance that future technological innovations will not reduce demand for thin-film disks. The Company's business, financial condition and results of operations could be materially adversely affected by any trend toward technology that would replace thin-film disks as a storage medium.

         The Company's success in developing and selling new and enhanced systems depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the requirements for the continuously evolving disk drive industry approximately two or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

     MANUFACTURING

         In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. In addition, the Company makes extensive use of suppliers serving the semiconductor equipment business and such suppliers may choose to give priority to their semiconductor equipment customers that are much larger than the Company. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for inventory, parts and other supplies, seek alternative sources of supply, delay its ability to ship its products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's backlog was $45.6 million and $25.2 million at March 30, 1996 and April 1, 1995, respectively. The Company includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. In the case of a cancellation of a system order, the Company's system sales contracts generally provide for a non-refundable deposit, depending upon when the order is cancelled, typically 30%. The equipment requirements for thin-film disk manufacturers cannot be determined with accuracy, and therefore the Company's backlog at any certain date may not be indicative of future demand for the Company's manufacturing systems.

         Due to recent increases in backlog, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its manufacturing capacity in response to short-term increases in demand could be limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. There can be no assurance that the Company will be successful in increasing its manufacturing capacity.

         Orders in backlog are subject to cancellation, and although the Company generally requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the cancelled systems or fixed operating expenses associated with such systems to the date of cancellation. The Company may from time to time manufacture a system in anticipation of an order that may not be placed during the period or at all. In any given quarter in which such system is manufactured, the Company will not receive funds to cover the manufacturing costs. Orders may be subject to delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products has caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's systems have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. Any of such events could materially adversely affect the Company's business, financial condition and results of operations.

     FPD MANUFACTURING EQUIPMENT

         The Company has limited experience in the development, manufacture, sale and marketing of flat panel display manufacturing equipment, having sold one RTP system to date and having not yet completed development of its flat panel display sputtering system. There can be no assurance that the market for flat panel display manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed flat panel display manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed flat panel display manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such flat panel display manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the flat panel display area.

     MANAGEMENT OF EXPANDING OPERATIONS

         The Company has recently experienced a period of rapid expansion in its operations that has placed, and could continue to place, a significant strain on the Company's management and other resources. The Company's ability to manage its expanding operations effectively will require it to continue to improve its operational, financial, and management information systems, and to train, motivate and manage its employees. If the Company's management is unable to manage its expanding operations effectively, the Company's results of operations could be adversely affected.

     PATENTS, INTELLECTUAL PROPERTY AND LICENSING

         There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the

Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

         There have also been substantial amounts of litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable to the Federal government in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability to the Federal government under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future patents, trademarks, or other proprietary rights relating to the Company's disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

     ENVIRONMENTAL REGULATIONS

         The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on the Company or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject the Company to significant liabilities.

     POTENTIAL ACQUISITIONS

         The Company's business strategy includes expanding its product lines and markets through internal product development and acquisitions of technology or companies, such as the acquisition of Cathode Technology Corporation in January 1996, a developer of advanced sputter source technology for the production of disks used in computer hard disk drives, and the acquisition of San Jose Technology Corp. in May 1996, a manufacturer of systems used to lubricate thin-film disks. Any future acquisition may result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, the Company will not be able to use the "pooling of interests" method of accounting in connection with any acquisition consummated within at least two years following the Company's initial public offering, which was completed in November, 1995 and the Company will therefore be required to amortize any intangible assets acquired in connection with any acquisition consummated during that period. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

     POSSIBLE VOLATILITY OF STOCK PRICE

         The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with customers and suppliers could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

     CONCENTRATION OF STOCK OWNERSHIP

         As of March 30, 1996, the present directors and their affiliates and executive officers, in the aggregate, own beneficially approximately 78% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of the Company, including the election of a majority of the directors and approval of significant corporate transactions.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

                  Exhibit 10.12 Amended and Restated Loan Agreement, dated March 14, 1996

                  Exhibit 11.1   Computation of Net Income Per Share

                  Exhibit 27     Financial Data Schedule

         (b) On January 24, 1996, the registrant filed a report on Form 8-K, regarding the acquisition of Cathode Technology Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEVAC, INC.




Date:  May 10, 1996            By:  /s/  CHARLES B. EDDY III
                                    -------------------------------------------
                               Charles B. Eddy III
                               Vice President, Finance and Administration, Chief
                               Financial Officer, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
- - ------

10.12    Amended and Restated Loan Agreement, dated March 14, 1996
11.1     Computation of Net Income Per Share
27       Financial Data Schedule