Form 10-Q
period 1996-06-29
INTEVAC INC
filed 1996-08-12
CIK 1001902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 29, 1996

                                       OR

2 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

                 Commission file number                    0-26946

                                  INTEVAC, INC.
             (Exact name of registrant as specified in its charter)

                  California                             94-3125814
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

    3550 Bassett Street, Santa Clara, California             95054
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (408) 986-9888



               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         On June 29, 1996, approximately 12,267,159 shares of the Registrant's Common Stock, no par value, were outstanding.

                                  INTEVAC, INC.

NO.                                                     INDEX                                               PAGE
- ---                                                     -----                                               ----
PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets ..................................................    3
                  Condensed Consolidated Statements of Income ............................................    4
                  Condensed Consolidated Statements of Cash Flows ........................................    5
                  Notes to Consolidated Financial Statements..............................................    6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................    9

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.......................................................................   20
Item 2.           Changes in Securities...................................................................   20
Item 3.           Defaults Upon Senior Securities.........................................................   20
Item 4.           Submission of Matters to a Vote of Security-Holders.....................................   20
Item 5.           Other Information.......................................................................   20
Item 6.           Exhibits and Reports on Form 8-K........................................................   20


SIGNATURES

                          PART I--FINANCIAL INFORMATION

ITEM I--FINANCIAL STATEMENTS

                                  INTEVAC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                Jun. 29,          Dec. 31,
                                                                                  1996             1995
                                                                                --------         ---------
                                                                              (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents.............................................     $  6,696         $  20,422
     Short-term investments................................................        1,000               ---
     Accounts receivable, net of allowances of $708 and $461 at June 29, 1996
          and December 31, 1995, respectively..............................        6,292             4,439
     Inventories...........................................................       25,235            16,468
     Short-term note receivable............................................          177               177
     Prepaid expenses and other current assets.............................          428               503
     Deferred tax asset....................................................        3,158             3,158
     Net current assets of discontinued operations.........................           46               777
                                                                                --------         ---------
Total current assets.......................................................       43,032            45,944

Property, plant and equipment, net.........................................        5,439             3,479
Investments................................................................        2,431             2,431
Goodwill and other intangibles.............................................        8,380               ---
Deferred tax and other assets..............................................           86                83
                                                                                --------         ---------
Total assets...............................................................     $ 59,368         $  51,937
                                                                                ========         =========


                       LIABILITIES AND SHAREHOLDERS EQUITY


Current liabilities:
     Notes payable.........................................................     $  1,250         $     ---
     Accounts payable......................................................        5,820             2,681
     Accrued payroll and related liabilities...............................        1,774             1,075
     Other accrued liabilities.............................................        5,842             4,668
     Customer advances.....................................................       15,876            14,436
     Net liabilities of discontinued operations............................        1,226             1,757
                                                                                --------         ---------
Total current liabilities..................................................       31,788            24,617

Long-term notes payable....................................................          730               ---
Deferred tax liability.....................................................          835               ---

Shareholders' equity:
     Common stock..........................................................       15,327            15,304
     Retained earnings.....................................................       10,688            12,016
                                                                                --------         ---------
Total shareholders' equity.................................................       26,015            27,320
                                                                                --------         ---------
Total liabilities and shareholders' equity.................................     $ 59,368         $  51,937
                                                                                ========         =========


                             See accompanying notes.

                                  INTEVAC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                          ----------------------        ----------------------
                                                           Jun. 29,      Jul. 1,         Jun. 29,      Jul. 1,
                                                            1996          1995            1996          1995
                                                          --------     ---------        ---------    ---------
Net revenues:
     Disk, flat panel, and other.....................     $ 20,235     $  11,105        $  35,361    $  15,779
     MBE ............................................          ---           ---              ---          695
                                                          --------     ---------        ---------    ---------
Total net revenues...................................       20,235        11,105           35,361       16,474

Cost of net revenues:
     Disk, flat panel, and other.....................       12,228         7,116           21,431       10,360
     MBE ............................................          ---           ---              ---          434
                                                          --------     ---------        ---------    ---------
Total cost of net revenues...........................       12,228         7,116           21,431       10,794
                                                          --------     ---------        ---------    ---------
Gross profit.........................................        8,007         3,989           13,930        5,680

Operating expenses:
     Research and development........................        2,006           580            3,385          920
     Selling, general and administrative.............        1,958         1,130            3,845        2,001
     Acquired in-process research & development......        5,835           ---            5,835          ---
                                                          --------     ---------        ---------    ---------
         Total operating expenses....................        9,799         1,710           13,065        2,921
                                                          --------     ---------        ---------    ---------
Operating income (loss)..............................       (1,792)        2,279              865        2,759

Other income, net....................................          193           274              454          508
                                                          --------     ---------        ---------    ---------

Income (loss) from continuing operations
      before income taxes............................       (1,599)        2,553            1,319        3,267

Provision for income taxes...........................        1,626           916            2,647        1,163
                                                          --------     ---------        ---------    ---------
Income (loss) from continuing operations.............       (3,225)        1,637           (1,328)       2,104
Income from discontinued operations..................          ---           ---              ---        1,335
                                                          --------     ---------        ---------    ---------
Net income (loss)....................................     $ (3,225)    $   1,637        $  (1,328)   $   3,439
                                                          ========     =========        =========    =========

Per share:
     Income (loss) from continuing operations   .....     $  (0.26)    $    0.16        $   (0.11)   $     0.20
     Net income (loss)...............................     $  (0.26)    $    0.16        $   (0.11)   $     0.33

Shares used in per share amounts.....................       12,256        10,293           12,252        10,294


                             See accompanying notes.

                                  INTEVAC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                -------------------------
                                                                                Jun. 29,          Jul. 1,
                                                                                  1996             1995
                                                                                --------         ---------
OPERATING ACTIVITIES
Net income (loss)..........................................................     $ (1,328)        $   3,439
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
     Depreciation and amortization.........................................          953               498
     Acquired in-process research & development............................        5,835               ---
     Loss on disposal of equipment.........................................          ---                22
     Gain on disposition of discontinued operations........................          ---            (1,398)
     Changes in assets and liabilities.....................................       (4,433)             (126)
                                                                                --------         ---------
Total adjustments..........................................................        2,355            (1,004)
                                                                                --------         ---------
Net cash and cash equivalents provided by operating activities.............        1,027             2,435

INVESTING ACTIVITIES
Purchase of short-term investments.........................................       (2,571)           (3,001)
Proceeds from sale of short-term investments...............................        1,571             5,079
Proceeds from sale of discontinued operation...............................          ---             7,546
Investment in CT corporation...............................................       (1,074)              ---
Investment in San Jose Technology Corporation..............................       (2,270)              ---
Investment in Lotus Technologies, Inc......................................       (8,135)              ---
Purchase of property and equipment.........................................       (2,297)           (1,071)
                                                                                --------         ---------
Net cash and cash equivalents provided by (used in) investing activities...      (14,776)            8,553

FINANCING ACTIVITIES
Proceeds from issuance of common stock.....................................           23               162
Repurchase of common stock.................................................          ---                (7)
Redemption of redeemable Series 1 Preferred Stock..........................          ---            (1,525)
                                                                                --------         ---------
Net cash and cash equivalents provided by (used in) financing activities...           23            (1,370)
                                                                                --------         ---------

Net increase (decrease) in cash and cash equivalents.......................      (13,726)            9,618
Cash and cash equivalents at beginning of period...........................       20,422             9,268
                                                                                --------         ---------
Cash and cash equivalents at end of period.................................        6,696            18,886
                                                                                ========         =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
     Interest..............................................................     $    ---         $     ---
     Income taxes..........................................................        3,095               300
     Income tax refund.....................................................         (250)              ---
Other non-cash changes:
     Investment in CT corporation through assumption of notes payable......     $  1,980         $     ---


                             See accompanying notes.

                                  INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

         Intevac, Inc. ("Intevac" or the "Company") is a supplier of static sputtering systems used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250B system enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan, Taiwan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore.

         The financial information at June 29, 1996 and for the three- and six-month periods ended June 29, 1996 and July 1, 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

         The results for the three- and six-month periods ended June 29, 1996 are not considered indicative of the results to be expected for any future period or for the entire year.

2.       INVENTORIES

         The components of inventory consist of the following:

                                             Jun. 29,     Dec. 31,
           (in thousands)                      1996         1995
                                            ---------     --------
         Raw Materials                         $6,050       $2,900
         Work in Progress                      16,627       10,818
         Finished Goods                         2,558        2,750
                                            ---------     --------
                                              $25,235      $16,468
                                            =========     ========


         A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

3.       INCOME TAXES

         The effective tax rates used for the six-month periods ending June 29, 1996 and July 1, 1995 were 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research & development expense) and 36% of pretax income, respectively. This rate is based on the estimated annual tax rate complying with Financial Accounting Standards No. 109, "Accounting for Income Taxes".

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

5.       ACQUISITION OF SAN JOSE TECHNOLOGY CORP.

         On May 3, 1996, the Company completed the acquisition of the outstanding stock of San Jose Technology Corp. ("SJT"), a supplier of thin-film disk lubrication systems. The total purchase price was $3,715,000, including a cash payment of $3,700,000 and related acquisition costs of $15,000. The transaction was accounted for as a purchase.

         The purchase price, including related acquisition costs, has been allocated based on an independent appraisal obtained by the Company of the tangible and intangible assets acquired and liabilities assumed based on their respective date of acquisition as follows (in thousands):

         Cash.....................................................................               $   1,445
         Accounts receivable......................................................                     467
         Inventory................................................................                     679
         Property & equipment.....................................................                     164
         Other current assets.....................................................                      24
         Other assets.............................................................                       1
         Intangibles:
              Current technology..................................................        785
              Non-compete agreement...............................................        100
              Acquired in-process research & development..........................      1,740
              Goodwill............................................................        375        3,000
                                                                                    ---------    ---------
         Total assets.............................................................                   5,780
         Liabilities assumed......................................................                  (2,065)
                                                                                                 ---------
              Net assets acquired.................................................               $   3,715
                                                                                                 =========


         To determine the value of the current technology, the expected future cash flow of each existing product was discounted, taking into account risks related to the characteristics and application of each product, existing and future markets, and assessment of the life cycle of each product. This analysis resulted in a valuation of $785,000 for current technology, which is being amortized on a straight-line basis over a two year period.

         To determine the value of the products in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the viability of potential changes in future target markets. This analysis resulted in a valuation of $1,740,000 for products in the development stage that had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $1,740,000 of products in the development stage was expensed in May 1996 as acquired in-process research & development.

         Other intangible assets will be amortized on a straight-line basis over their estimated useful lives, which range from two to five years.

                                  INTEVAC, INC.

6.       ACQUISITION OF LOTUS TECHNOLOGIES, INC.

         On June 6, 1996, the Company completed the acquisition of the outstanding stock of Lotus Technologies, Inc. ("LTI"), a supplier of contact stop/start test equipment for computer hard disk drives and components. The total purchase price was $8,335,000, including a cash payment of $8,320,000 and related acquisition costs of $15,000. The transaction was accounted for as a purchase.

         The purchase price, including related acquisition costs, has been allocated based on an independent appraisal obtained by the Company of the tangible and intangible assets acquired and liabilities assumed based on their respective date of acquisition as follows (in thousands):

         Cash.....................................................................               $     200
         Accounts receivable......................................................                     320
         Inventory................................................................                     300
         Property & equipment.....................................................                      41
         Other assets.............................................................                       7
         Intangibles:
              Current technology..................................................      1,015
              Non-compete agreement...............................................        136
              Acquired in-process research & development..........................      4,095
              Goodwill............................................................      3,324        8,570
                                                                                    ---------    ---------
         Total assets.............................................................                   9,438
         Liabilities assumed......................................................                  (1,103)
                                                                                                 ---------
              Net assets acquired.................................................               $   8,335
                                                                                                 =========


         To determine the value of the current technology, the expected future cash flow of each existing product was discounted, taking into account risks related to the characteristics and application of each product, existing and future markets, and assessment of the life cycle of each product. This analysis resulted in a valuation of $1,015,000 for current technology, which is being amortized on a straight-line basis over a three year period.

         To determine the value of the products in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the viability of potential changes in future target markets. This analysis resulted in a valuation of $4,095,000 for products in the development stage that had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $4,095,000 of products in the development stage was expensed in June 1996 as acquired in-process research & development.

         Other intangible assets will be amortized on a straight-line basis over their estimated useful lives, which range from three to five years.

7.       PUBLIC OFFERING

         During the second quarter of 1996, the Company filed a registration statement for a public offering of the Company's common stock. At June 29, 1996, approximately $66,000 related to the public offering was included in prepaid expenses in the accompanying balance sheet. Total costs of the public offering, including the $66,000, are estimated at between $200,000 and $250,000. Due to market conditions, the offering was put on hold. If the Company elects to terminate the public offering in the third quarter of 1996, the costs would be charged to expense during the third quarter of 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statement as a result of certain of the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

         Intevac is a leading supplier of static sputtering systems used to manufacture thin film-disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment; sales of system components; and contract research and development activities. The Company's disk sputtering systems, which generally represent the majority of the Company's revenue, are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's systems component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel industry. Revenues from the sale of FPD products have not been material.

         Through the first quarter of 1995, the Company also received revenues from the sales of molecular beam epitaxi ("MBE") systems. The Company acquired the MBE business from Varian in February 1991 and sold the business to a third party in October 1993. MBE revenues in the first quarter of 1995 were derived from the sales of used MBE equipment that had not been sold in the acquisition. The Company does not expect any MBE revenues in the future.

         Income from discontinued operations represents results from the sales of night vision products, primarily of night vision goggles and devices and the sale of the night vision business to Litton Systems, Inc. in May 1995.

         In the first quarter of 1996, Intevac acquired Cathode Technology Corporation ("CTC"), a developer of advanced sputter source technology for the production of disks used in computer hard disk drives, for $1.1 million in cash and $2.0 million in notes.

         On May 3, 1996, Intevac acquired San Jose Technology Corp. ("SJT"), a supplier of thin-film disk lubrication systems, for $3.7 million in cash.

         On June 6, 1996, Intevac acquired Lotus Technologies, Inc. ("LTI"), a supplier of contact stop/start test equipment for computer hard disk drives and components, for $8.3 million.

         The Company's backlog was $68.2 million and $22.6 million at June 29, 1996 and July 1, 1995 respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

         Net revenues. Disk, flat panel and other net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components and contract research and development. Net revenues from the sales of systems are recognized upon customer acceptance. System component sales are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. MBE net revenues consist primarily of system sales. Net revenues increased by 82% to $20.2 million for the three months ended June 29, 1996 from $11.1 million the three months ended July 1, 1995. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems. To a lesser extent, revenues increased as a result of sales of new products acquired in the acquisitions of SJT and LTI and increased sales of system components.

         International sales increased by 115% to $7.0 million for the three months ended June 29, 1996 from $3.3 million for the three months ended July 1, 1995. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International sales constituted 35% of net revenues for the three months ended June 29, 1996 and 30% of net revenues for the three months ended July 1, 1995.

         Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs and, to a lesser extent, costs attributable to contract research and development. Gross margin from disk, flat panel and other sales was 39.6% for the three months ended June 29, 1996 as compared to 35.9% for the three months ended July 1, 1995. The improvement in gross margins was primarily due to increased manufacturing efficiencies resulting from higher production volume. The Company believes that gross margins experienced in the second quarter of 1996 were higher than should generally be expected and are not indicative of margins in future periods.

         Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel manufacturing equipment, and research by the Company's Advanced Technology Division. Company funded research and development expense increased to $2.0 million for the three months ended June 29, 1996 from $0.6 million for the three months ended July 1, 1995, representing 9.9% and 5.2%, respectively, of net revenue. The increase was primarily the result of increased development expense in disk manufacturing products and, to a lesser extent, increased development expense in flat panel display manufacturing products.

         Research and development expenses do not include costs of $0.4 million and $0.2 million in the three months ended June 29, 1996 and July 1, 1995, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment ("D-Star") development partner.

         Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. International distributor costs are included in cost of net revenues. Selling, general and administrative expense increased by 73% to $2.0 million for the three months ended June 29, 1996 from $1.1 million for the three months ended July 1, 1995 representing 9.7% and 10.2%, respectively, of net revenue. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased public company costs subsequent to the Company's initial public offering in November 1995. Administrative headcount grew to 69 employees at June 29, 1996 from 38 employees at July 1, 1995.

         Acquired In-Process Research and development. The increase of $5.8 million was the result of a write-off of acquired in-process research & development related to the acquisitions of SJT and LTI.

         Other income, net. Other income consists primarily of interest income on the Company's short-term investments, and to a lesser extent, early payment discounts on the purchase of inventories, goods and services. Other income decreased by 30% to $0.2 million for the three months ended June 29, 1996 from $0.3 million for the three months ended July 1, 1995 primarily as the result of decreased interest income from lower cash balances.

         Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended June 29, 1996 and July 1, 1995, was 38% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) and 36%, respectively. The increase in the tax rate was in part, the result of the Company increasing its 1996 year-to-date tax rate from 35% to 37% of pretax income during the three month period ended June 29, 1996. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

         Net revenues. Net revenues increased by 115% to $35.4 million for the six months ended June 29, 1996 from $16.5 million the six months ended July 1, 1995. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems and to a lesser extent as the result of new products acquired in the acquisitions of SJT and LTI.

         There were no net revenues from the sale of MBE systems for the six months ended June 29, 1996 as compared to net revenues of $0.7 million for the six months ended July 1, 1995. The Company wound down the MBE business following the exchange of substantially all of the assets related to this business with a third party for stock in late 1993.

         International sales increased by 240% to $13.8 million for the six months ended June 29, 1996 from $4.1 million for the six months ended July 1, 1995. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International sales constituted 39% of net revenues for the six months ended June 29, 1996 and 25% of net revenues for the six months ended July 1, 1995.

         Gross margin. Gross margin from disk, flat panel and other sales was 39.4% for the six months ended June 29, 1996 as compared to 34.3% for the six months ended July 1, 1995. The improvement in gross margins was primarily due to increased manufacturing efficiencies resulting from higher production volume. The Company believes that gross margins experienced in the first six months of 1996 were higher than should generally be expected and are not indicative of margins in future periods.

         Research and development. Company funded research and development expense increased to $3.4 million for the six months ended June 29, 1996 from $0.9 million for the six months ended July 1, 1995, representing 9.6% and 5.6%, respectively, of net revenue. The increase was primarily the result of increased development expense in disk manufacturing products and, to a lesser extent, increased development expense in flat panel display manufacturing products.

         Research and development expenses do not include costs of $0.8 million and $0.5 million in the six months ended June 29, 1996 and July 1, 1995, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese D-Star development partner. On February 14, 1996, this research and development cost sharing agreement was amended to increase the development partner's total funding commitment from $4.3 million to $5.5 million. Under the terms of the research and development cost sharing agreement, Intevac and its development partner each pay half of all D-Star development costs. At June 29, 1996, $0.6 million of the $5.5 million development funding committed by the Company's development partner remained to be spent on the D-Star development project. In addition, research and development expenses do not include expenditures in connection with contract research and development activities since these are charged to cost of sales.

         Selling, general and administrative. Selling, general and administrative expense increased by 92% to $3.8 million for the six months ended June 29, 1996 from $2.0 million for the six months ended July 1, 1995 representing 10.9% and 12.1%, respectively, of net revenue. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased public company costs subsequent to the Company's initial public offering in November 1995. Administrative headcount grew to 69 employees at June 29, 1996 from 38 employees at July 1, 1995.

         Acquired In-Process Research and development. The increase of $5.8 million was the result of a write-off of acquired in-process research & development related to the acquisitions of SJT and of LTI.

         Other income, net. Other income consists primarily of interest income on the Company's short-term investments and, to a lesser extent, early payment discounts on the purchase of inventories, goods and services. Other income decreased by 11% to $0.45 million for the six months ended June 29, 1996 from $0.5 million for the six months ended July 1, 1995, primarily as the result of decreased interest income from lower cash balances.

         Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue its night vision business. The Company sold its night vision business to Litton Systems, Inc. in May of 1995. Accordingly, the results of operations data for the six months ended July 1, 1995 reflect the night vision business as a discontinued operation. Net revenues included in discontinued operations for the six months ended July 1, 1995 were $4.2 million. Included in income from discontinued operations for the six months ended July 1, 1995 is a net gain after taxes of approximately $1.4 million, net of a reserve of approximately $2.6 million to provide for estimated closing, environmental remediation and warranty costs from the sale of the night vision business. As of June 29, 1996, the Company had completed closure of the night vision business' Palo Alto facility and $0.8 million remained in the Company's closure reserve to provide for any additional expenses which may be incurred.

         Provision for income taxes. Income tax expense as a percentage of pretax income for the six months ended June 29, 1996 and July 1, 1995, was 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) and 36%, respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided cash of $1.0 million for the six months ended June 29, 1996. The Company incurred a $1.3 million net loss and increased working capital by $4.4 million. This was more than offset by a $5.8 million non-cash acquisition related write-off of acquired in-process research and development and $1.0 million of depreciation and amortization.

         The Company's investing activities used cash of $14.8 million for the six months ended June 29, 1996. The use of cash was due to $11.5 million of investments in LTI, SJT and CTC, the purchase of $2.3 million of fixed assets and net purchases of $1.0 million of short-term investments.

         The Company's financing activities provided cash of $23,000 for the six months ended June 29, 1996, due primarily to the exercise of stock options by employees.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     FLUCTUATIONS OF RESULTS OF OPERATIONS

         The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company derives most of its net revenues from the sale of a small number of sputtering systems. The number of systems accepted by customers in any particular quarter has varied from zero to six and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's sales objectives for that quarter. Orders in backlog are subject to cancellation, and although the Company generally requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems to the date of cancellation. From time to time, in order to meet anticipated customer demand, the Company has manufactured disk sputtering systems in advance of the receipt of orders for such systems. The Company expects to continue this practice in the future. In the event that anticipated orders are not received as expected, then the Company could be materially adversely affected as the result of higher inventory levels and increased exposure to surplus and obsolete inventory write-offs. Orders may be subject to delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products have caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with any acquisitions and exchange rate fluctuations. Over the last ten quarters the Company's operating income (loss) as a percentage of net revenues has fluctuated from approximately (32)% to 27% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     CYCLICALITY OF THE MEDIA MANUFACTURING INDUSTRY

         The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities, expanding or upgrading existing facilities or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. The disk drive industry is cyclical and historically has experienced periods of oversupply. Within the past year, most media manufacturers have announced programs for capacity expansion. In addition, Hyundai has announced plans to commence media manufacturing. This industry-wide increase in capacity may lead to a period of oversupply of thin-film disks, resulting in significantly reduced demand for thin-film disk production and for the capital equipment used in such production, including the systems manufactured and marketed by the Company. In recent years, particularly in very recent periods, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. There can be no assurance that such growth will continue. The Company anticipates that a significant portion of new orders will depend upon demand from thin-film disk manufacturers building or expanding fabrication facilities, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations could be materially adversely affected by downturns or slowdowns in the disk drive market.

         Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. In addition, the cyclicality of the disk drive industry, among other factors, may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems. In the event customers delay the purchase of the Company's systems, the Company's business, financial condition and results of operations could be materially adversely affected.

     INTENSE COMPETITION

         The Company experiences intense competition worldwide from three principal competitors, Ulvac Japan, Ltd. ("Ulvac"), Leybold A.G. ("Leybold") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Ulvac is a manufacturer of in-line systems, Leybold is a manufacturer of static and in-line sputtering systems and Anelva is a manufacturer of static systems, and each has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from other manufacturers of in-line sputtering systems used in thin-film disk fabrication facilities as well as the manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

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

         Given the lengthy sales cycle and the significant investment required to integrate a disk sputtering system into the manufacturing process, the Company believes that once a thin-film disk manufacturer has selected a particular supplier's disk sputtering equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will continue to purchase its other disk sputtering equipment from the same supplier. The Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's disk sputtering equipment. Accordingly, competition for customers in the disk sputtering equipment industry is particularly intense, and suppliers of disk sputtering equipment may offer pricing concessions and incentives to attract new customers, which could adversely affect the Company's business, financial condition and results of operations. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future.

     CUSTOMER CONCENTRATION

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

         The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, a significant portion of the Company's backlog at June 29, 1996 represented orders from Seagate for a new facility Seagate is constructing in Singapore. In the event Seagate experiences a delay in the construction of the new facility or defers the completion of its construction, the Company's net revenues and operating results could be materially adversely affected. In addition, Seagate recently acquired Conner Peripherals, Inc. ("Conner"). Conner has significant disk media manufacturing operations, uses an internally developed in-line disk sputtering system, and has never purchased a system from the Company. There can be no assurance that the combined entity will not favor Conner's internally developed disk sputtering system over the Company's system, or delay, reduce or cease purchases of the Company's products for other reasons, or that this acquisition will not otherwise have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

     LIMITED NUMBER OF OPPORTUNITIES

         The Company's business depends upon capital expenditures by manufacturers of thin-film disks, of which there are a limited number worldwide. According to TrendFOCUS, an independent market research firm, as of the end of 1995 there were 187 installed disk sputtering lines (sputtering systems and related equipment such as plating, polishing, texturing, lubrication and test equipment as well as related handling equipment) worldwide and only 14 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer could significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that many of the manufacturers of thin-film disks have adopted an in-line approach as opposed to the Company's static approach to thin-film disk manufacturing. These manufacturers have invested significant amounts of capital in their in-line systems, and there may be significant resistance to change to a static approach in the future. At times the Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time.

     RAPID TECHNOLOGICAL CHANGE

         The disk drive industry in general, and the thin-film disk manufacturing industry in particular, are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing systems and to develop and manufacture new systems with improved capabilities. This has required and will continue to require substantial investments by the Company in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

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

         The Company's operating results will depend in significant part upon its ability to retain and attract qualified management, engineering, manufacturing, marketing, customer support and sales personnel. The Company has recently undertaken to attempt to hire a significant number of qualified technical and marketing personnel. Competition for such personnel is intense and the Company has difficulties attracting such personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could make it difficult to undertake or could significantly delay the Company's research and development efforts and the expansion of its manufacturing capabilities or other activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     MANUFACTURING RISKS

         The Company's systems have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. Any of such events could materially adversely affect the Company's business, financial condition and results of operations. Due to recent increases in demand, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its manufacturing capacity in response to short-term increases in demand could be limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

         The Company conducts substantially all of its manufacturing activities at its leased facilities in Santa Clara, California. The Company's Santa Clara facility is located in a seismically active area. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

     FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT

         In 1995, the Company spent approximately $2.5 million on various programs to fund the development of equipment and processes for use in the flat panel display ("FPD") industry, approximately 72% which was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold two Rapid Thermal Processing ("RTP") systems to date and having not yet completed development of its FPD sputtering system. There can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

         Sales to customers in countries other than the United States accounted for 32%, 40% and 20% of revenues in 1993, 1994 and 1995, respectively. The Company anticipates that international sales will continue to account for a substantial portion of net revenues in the future. In addition, the Company has orders from Seagate, a domestic customer, to deliver and install a significant number of machines in Seagate's manufacturing facility in Singapore. In order to effectively service customers located in Singapore and the surrounding region, the Company has established a sales and service operation in Singapore. Sales and operating activities outside of United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

     PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company currently has 23 patents issued in the United States, and has pending patent applications in the United States and foreign countries. Of the 23 patents, seven relate to sputtering, 11 relate to RTP, one relates to lubrication systems and four relate to other areas not in Intevac's mainstream business. The Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

         There have also been substantial amounts of litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable to the

Federal government in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability to the Federal government under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has recently become aware that a third party has sent correspondence to a consortium, of which the Company is a party, in a proposed government sponsored research and development program claiming that the work to be done under this program may infringe patents owned by this third party. The Company and its subcontractors have reviewed the correspondence and patents and believe these claims are without merit; however, there can be no assurance that litigation will not result from such development program. There can be no assurance that other third parties will not in the future claim infringement by the Company with respect to current or future patents, trademarks, or other proprietary rights relating to the Company's disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

         In addition, the Company believes that one of its competitors may be infringing the Company's patent rights in connection with products currently being offered by this competitor. Although the Company has not undertaken formal legal proceedings, the Company has informed this competitor that the Company believes its patent rights are being infringed and that the Company may undertake litigation to protect its patent rights if necessary. If undertaken, such litigation could be costly, time-consuming and result in legal claims being made against the Company. This could have a material adverse effect on the Company's business, operating results and financial condition, and, in addition, there could be no assurance that the Company would ultimately prevail in any such litigation.

      ACQUISITIONS

         The Company's business strategy includes acquiring technologies or businesses that enable it to expand its current product offerings in the thin-film disk manufacturing market. The Company has completed three acquisitions during 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, the Company will not be able to use the "pooling of interests" method of accounting due to a shareholder being greater than a 50% holder of the Company's Common Stock prior to the Company's initial public offering, in connection with any acquisition consummated prior to November 21, 1997 and the Company will therefore be required to amortize any intangible assets acquired in connection with any acquisition consummated during that period.

         The Company incurred a charge to operations of $5.8 million in the quarter ended June 29, 1996, to reflect the purchase of in-process research and development pursuant to the two acquisitions completed in the second quarter. In addition, the Company intends to amortize intangible assets of approximately $8.8 million of costs relating to the two acquisitions completed in the second quarter as well as the acquisition completed during the first quarter of 1996. The amortization period for such costs will be over useful lives, which range from two years to seven years. Additional, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company's annual meeting of shareholders was held on May 14, 1996. The following actions were taken at this meeting:

                                                                                               Abstentions
                                                 Affirmative      Negative         Votes       and Broker
                                                    Votes           Votes        Withheld      Non-Votes
                                                 -----------      --------       --------      -----------
         (a)   Election of Directors

               Norman H. Pond                     11,639,109            100            ---         611,752
               John R. Dougery                    11,639,109            100            ---         611,752
               Edward Durbin                      11,639,109            100            ---         611,752
               David N. Lambeth                   11,639,109            100            ---         611,752
               H. Joseph Smead                    11,639,109            100            ---         611,752

         (b)   Ratification of Ernst              11,634,809          4,000            ---         612,152
               & Young LLP as
               independent accountants


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are filed herewith:

                  Exhibit 11.1  Computation of Net Income Per Share

                  Exhibit 27  Financial Data Schedule

         (b) On May 3, 1996 the registrant filed a report on Form 8-K regarding the acquisition of San Jose Technology Corp.

         (c) The registrant incorporates herein by reference the Stock Purchase Agreement by and among Lotus Technologies, Inc., Lewis Lipton, Dennis Stark, Steven Romine and Intevac, Inc., dated June 6, 1996, filed as an exhibit to the Registration Statement on Form S-1 (No. 333-05531) filed by the registrant on June 7, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTEVAC, INC.

Date:  August 12, 1996      By: /s/ Norman H. Pond
                                -----------------------------------------------
                                Norman H. Pond
                                Chairman of the Board, President and Chief

                                Executive Officer (Principal Executive Officer)

Date:  August 12, 1996      By: /s/ Charles B. Eddy III
                                -----------------------------------------------
                                Charles B. Eddy III
                                Vice President, Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

11.1     Computation of Net Income Per Share
27       Financial Data Schedule