Form 10-Q
period 1996-09-28
INTEVAC INC
filed 1996-11-05
CIK 1001902

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 28, 1996
                               -------------------------------

                                       OR


/// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-26946

                                  INTEVAC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                                      94-3125814
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               3550 Bassett Street, Santa Clara, California 95054
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (408) 986-9888
                                                   -------------------------


--------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         On September 28, 1996, approximately 12,345,125 shares of the Registrant's Common Stock, no par value, were outstanding.

                                  INTEVAC, INC.

NO.                                                        INDEX                                           PAGE
---                                                        -----                                           ----
PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets ..................................................    3
                  Condensed Consolidated Statements of Income ............................................    4
                  Condensed Consolidated Statements of Cash Flows ........................................    5
                  Notes to Consolidated Financial Statements..............................................    6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................    8

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.......................................................................   19
Item 2.           Changes in Securities...................................................................   19
Item 3.           Defaults Upon Senior Securities.........................................................   19
Item 4.           Submission of Matters to a Vote of Security-Holders.....................................   19
Item 5.           Other Information.......................................................................   19
Item 6.           Exhibits and Reports on Form 8-K........................................................   19

SIGNATURES

                          PART I--FINANCIAL INFORMATION

ITEM I--FINANCIAL STATEMENTS

                                  INTEVAC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  Sep. 28,      Dec. 31,
                                                                                    1996         1995
                                                                                   -------      -------
                                                                                       (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents ..............................................      $ 1,253      $20,422
     Accounts receivable, net of allowances of $813 and $461 at September 28,
          1996 and December 31, 1995, respectively ..........................        7,957        4,439
     Inventories ............................................................       32,041       16,468
     Short-term note receivable .............................................           --          177
     Prepaid expenses and other current assets ..............................          369          503
     Deferred tax asset .....................................................        4,311        3,158
     Net current assets of discontinued operations ..........................           17          777
                                                                                   -------      -------
Total current assets ........................................................       45,948       45,944
Property, plant and equipment, net ..........................................        5,764        3,479
Investments .................................................................        2,431        2,431
Goodwill and other intangibles ..............................................        7,842           --
Deferred tax and other assets ...............................................           83           83
                                                                                   -------      -------
Total assets ................................................................      $62,068      $51,937
                                                                                   =======      =======
                       LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
     Notes payable ..........................................................      $ 4,751      $    --
     Accounts payable .......................................................        4,372        2,681
     Accrued payroll and related liabilities ................................        1,307        1,075
     Other accrued liabilities ..............................................        4,277        4,668
     Customer advances ......................................................       15,892       14,436
     Net liabilities of discontinued operations .............................          753        1,757
                                                                                   -------      -------
Total current liabilities ...................................................       31,352       24,617
Long-term notes payable .....................................................          730           --
Deferred tax liability ......................................................          835           --
Shareholders' equity:
     Common stock ...........................................................       15,664       15,304
     Retained earnings ......................................................       13,487       12,016
                                                                                   -------      -------
Total shareholders' equity ..................................................       29,151       27,320
                                                                                   -------      -------
Total liabilities and shareholders' equity ..................................      $62,068      $51,937
                                                                                   =======      =======

                             See accompanying notes.

                                  INTEVAC, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                       Sep. 28,     Sep. 30,     Sep. 28,     Sep. 30,
                                                        1996         1995         1996         1995
                                                       -------      -------      -------      -------
Net revenues:
     Disk, flat panel, and other ................      $24,603      $12,071      $59,964      $27,850
     MBE ........................................           --           --           --          695
                                                       -------      -------      -------      -------
Total net revenues ..............................       24,603       12,071       59,964       28,545
Cost of net revenues:
     Disk, flat panel, and other ................       16,043        7,702       37,474       18,062
     MBE ........................................           --           --           --          434
                                                       -------      -------      -------      -------
Total cost of net revenues ......................       16,043        7,702       37,474       18,496
                                                       -------      -------      -------      -------
Gross profit ....................................        8,560        4,369       22,490       10,049
Operating expenses:
     Research and development ...................        2,406          746        5,790        1,666
     Selling, general and administrative ........        2,235        1,106        6,081        3,107
     Acquired in-process research and development           --           --        5,835           --
                                                       -------      -------      -------      -------
         Total operating expenses ...............        4,641        1,852       17,706        4,773
                                                       -------      -------      -------      -------
Operating income ................................        3,919        2,517        4,784        5,276
Other income, net ...............................          523          186          977          694
                                                       -------      -------      -------      -------
Income from continuing operations
      before income taxes .......................        4,442        2,703        5,761        5,970
Provision for income taxes ......................        1,643          973        4,290        2,136
                                                       -------      -------      -------      -------
Income from continuing operations ...............        2,799        1,730        1,471        3,834
Income from discontinued operations .............           --           --           --        1,335
                                                       -------      -------      -------      -------
Net income ......................................      $ 2,799      $ 1,730      $ 1,471      $ 5,169
                                                       =======      =======      =======      =======
Per share:
     Income from continuing operations ..........      $  0.22      $  0.16      $  0.11      $  0.36
     Net income .................................      $  0.22      $  0.16      $  0.11      $  0.49
Shares used in per share amounts ................       12,956       10,760       12,858       10,528

                             See accompanying notes.

                                  INTEVAC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                              Sep. 28,       Sep. 30,
                                                                                1996           1995
                                                                              --------       --------
OPERATING ACTIVITIES
Net income .............................................................      $  1,471       $  5,169
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
     Depreciation and amortization .....................................         1,886            676
     Acquired in-process research and development ......................         5,835             --
     Loss on disposal of equipment .....................................             5             90
     Gain on disposition of discontinued operations ....................            --         (1,398)
     Changes in assets and liabilities .................................       (17,903)            39
                                                                              --------       --------
Total adjustments ......................................................       (10,177)          (593)
                                                                              --------       --------
Net cash and cash equivalents provided by operating activities .........        (8,706)         4,576
INVESTING ACTIVITIES
Purchase of short-term investments .....................................        (2,571)        (3,001)
Proceeds from sale of short-term investments ...........................         2,571          7,080
Proceeds from sale of discontinued operation ...........................            --          7,546
Proceeds from sale of Chorus Investment ................................           177            500
Investment in Cathode Technology Corporation ...........................        (1,074)            --
Investment in San Jose Technology Corporation ..........................        (2,270)            --
Investment in Lotus Technologies, Inc. .................................        (8,135)            --
Purchase of property and equipment .....................................        (3,022)        (2,218)
                                                                              --------       --------
Net cash and cash equivalents provided by (used in) investing activities       (14,324)         9,907
FINANCING ACTIVITIES
Net borrowings under line of credit agreement ..........................         3,501             --
Proceeds from issuance of common stock .................................           360            171
Repurchase of common stock .............................................            --             (4)
Dividends on common stock ..............................................            --         (4,922)
Dividends on redeemable Series 1 Preferred Stock .......................            --            (25)
Exchange of Series A Preferred Stock for common stock ..................            --         (9,895)
Redemption of redeemable Series 1 Preferred Stock ......................            --         (6,100)
                                                                              --------       --------
Net cash and cash equivalents provided by (used in) financing activities         3,861        (20,775)
                                                                              --------       --------
Net increase (decrease) in cash and cash equivalents ...................       (19,169)        (6,292)
Cash and cash equivalents at beginning of period .......................        20,422          9,268
                                                                              --------       --------
Cash and cash equivalents at end of period .............................      $  1,253       $  2,976
                                                                              ========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
     Interest ..........................................................      $     53       $     --
     Income taxes ......................................................         7,500          2,272
     Income tax refund .................................................          (250)            --
Other non-cash changes:
     Investment in Cathode Technology Corporation through assumption
       of notes payable ................................................      $  1,980       $     --

                             See accompanying notes.

                                  INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

         Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250B system enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan, Taiwan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore.

         The financial information at September 28, 1996 and for the three- and nine-month periods ended September 28, 1996 and September 30, 1995 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

         The results for the three- and nine-month periods ended September 28, 1996 are not considered indicative of the results to be expected for any future period or for the entire year.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                      Sep. 28,           Dec. 31,
                                                        1996              1995
                                                      -------            -------
                                                             (in thousands)

         Raw Materials                                $ 9,218            $ 2,900
         Work in Progress                              19,243             10,818
         Finished Goods                                 3,580              2,750
                                                      -------            -------
                                                      $32,041            $16,468
                                                      =======            =======

         A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

3.       INCOME TAXES

         The effective tax rates used for the nine-month periods ending September 28, 1996 and September 30, 1995 were 37.0% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) and 35.8% of pretax income, respectively. This rate is based on the estimated annual tax rate complying with Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                                  INTEVAC, INC.

4.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the assumed initial public offering (IPO) price during the twelve-month period preceding the date of the initial filing of the registration statement have been included in the calculation of common equivalent shares, using the treasury stock method based on an assumed IPO price, as if they were outstanding for all periods presented prior to the IPO date.

6.       PUBLIC OFFERING

         During the second quarter of 1996, the Company filed a registration statement for a public offering of the Company's common stock. On August 13, 1996 the registration statement was withdrawn. During the third quarter of 1996, the Company wrote off $282,000 of expenses related to the offering.

7.       LINE OF CREDIT

         In September 1996, the Company entered into a Loan and Security Agreement with two banks which provides for a total of $20.0 million in available borrowings based on eligible receivables and inventory. This agreement replaces the Company's prior line of credit. The agreement is for a revolving line of credit, which is available until May 1, 1997, when the outstanding principal will be payable. The line of credit bears interest, at the option of the Company, at the prime rate, or the London Interbank Offering Rate (LIBOR) plus two and one-half percent per annum for receivable advances and at the prime rate plus one percent, or the LIBOR plus three and one-half percent per annum for inventory advances. Interest on outstanding Prime Rate Advances is due monthly and interest on LIBOR Advances is due at the end of the Interest Period as elected by the borrower. The Interest Period can be one, three or six months. In the event of default, interest on the outstanding loan increases to 5.00% above the interest rate applicable immediately prior to the default. At September 28, 1996, $3.5 million of borrowings was outstanding under the agreement.

8.       ACQUISITIONS

         On May 3, 1996, the Company completed the acquisition of the outstanding stock of San Jose Technology Corp. ("SJT"), a supplier of thin-film disk lubrication systems. The total purchase price was $3,715,000. On June 6, 1996, the Company completed the acquisition of the outstanding stock of Lotus Technologies, Inc. ("LTI"), a supplier of contact stop/start equipment for computer hard disk drives and components. The total purchase price was $8,335,000. The following unaudited pro-forma information assumes the acquisitions occured at the beginning of the nine months presented:

                                                          Nine Months Ended
                                                       Sep. 28,        Sep. 30,
                                                         1996            1995
                                                      ----------      ----------
Net sales ......................................      $   63,670      $   31,773
Net income from continuing operations ..........           7,104           3,100
Net income from discontinued operations ........              --           1,335
Per share:
     Income from continuing operations .........      $     0.55      $     0.29
     Net income ................................      $     0.55      $     0.42

The proforma information excludes the $5.8 million write-off of acquired in process research and development.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward looking statements that are accompanied by cautionary statements that identify important factors that could cause actual results to differ materially from those in the forward looking statement as a result of certain of the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's Annual Report on Form 10-K filed in March 1996, Form 10-Q's and Form 8-K's.

OVERVIEW

         Intevac is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin film-disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment; sales of system components; and contract research and development activities. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue, and are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's systems component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel display ("FPD") industry. Revenues from the sale of FPD products have not been material.

         Through the first quarter of 1995, the Company also received revenues from the sales of molecular beam epitaxi ("MBE") systems. The Company acquired the MBE business from Varian in February 1991 and sold the business to a third party in October 1993. MBE revenues in the first quarter of 1995 were derived from the sales of used MBE equipment that had not been sold with the business. The Company does not expect any MBE revenues in the future.

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

         The Company's backlog was $66.1 million and $55.3 million at September 28, 1996 and September 30, 1995, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

         Net revenues. Disk, flat panel and other net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components and contract research and development. Net revenues from the sales of sputtering systems are recognized upon customer acceptance. Sales of related equipment and system components are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. MBE net revenues consist primarily of system sales. Net revenues increased by 104% to $24.6 million for the three months ended September 28, 1996 from $12.1 million the three months ended September 30, 1995. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems and to a lesser extent, sales of products acquired in the acquisitions of SJT and LTI and increased sales of system components.

         International revenues increased by 97% to $7.4 million for the three months ended September 28, 1996 from $3.8 million for the three months ended September 30, 1995. The increase in revenues from international sales was primarily due to an increase in sales of disk sputtering systems. International sales constituted 30% of net revenues for the three months ended September 28, 1996 and 32% of net revenues for the three months ended September 30, 1995.

         Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs, scrap and costs attributable to contract research and development. Gross margin from disk, flat panel and other sales was 34.8% for the three months ended September 28, 1996 as compared to 36.2% for the three months ended September 30, 1995. The reduction in gross margins was primarily due the sale of two used systems at discounted prices and the write-down of inventory related to the Company's 5 1/4" product, the MDP-250C disk sputtering system. The MDP-250C inventory was written down as a result of the uncertain market for 5 1/4" disk drives which caused the Company to put production of this product on hold.

         Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel manufacturing equipment, and research by the Company's Advanced Technology Division. Company funded research and development expense increased to $2.4 million for the three months ended September 28, 1996 from $0.7 million for the three months ended September 30, 1995, representing 9.8% and 6.2%, respectively, of net revenue. The increase was primarily the result of increased development expense in disk manufacturing products and, to a lesser extent, increased development expense in laser texturing products.

         Research and development expense does not include costs of $0.6 million and $0.2 million in the three months ended September 28, 1996 and September 30, 1995, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment ("D-Star") development partner. In addition, research and development expense does not include expenditures in connection with contract research and development activities since these are charged to cost of sales.

         Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. International distributor costs are included in cost of net revenues. Selling, general and administrative expense increased by 102% to $2.2 million for the three months ended September 28, 1996 from $1.1 million for the three months ended September 30, 1995 representing 9.1% and 9.2%, respectively, of net revenue. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, the result of the write-off of $282,000 of offering expenses related to the withdrawal of the Company's secondary stock offering on August 19, 1996 and increased public company costs subsequent to the Company's initial public offering in November 1995. Selling, general and administrative headcount grew to 71 employees at September 28, 1996 from 41 employees at September 30, 1995.

         Other income, net. Other income primarily consists of income related to the sale of the Company's 20% interest in the capital stock of Chorus, interest income on the Company's short term investments net of any interest expense, and early payment discounts on the purchase of inventories, goods and services. Other income increased by 181% to $0.5 million for the three months ended September 28, 1996 from $0.2 million for the three months ended September 30, 1995. The increase in other income was primarily the result of income related to the sale of the Company's 20% interest in the capital stock of Chorus, a manufacturer of molecular beam epitaxi products.

         Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended September 28, 1996 and September 30, 1995, was 37% and 36%, respectively. The increase in the tax rate was the result of non-tax deductible goodwill amortization related to the acquisitions of SJT and LTI. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to the benefit received from the Company's Foreign Sales Corporation and state income taxes.

NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

         Net revenues. Net revenues increased by 110% to $60.0 million for the nine months ended September 28, 1996 from $28.5 million for the nine months ended September 30, 1995. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems and to a lesser extent as the result of the sale of new products acquired in the acquisitions of SJT and LTI.

         There were no net revenues from the sale of MBE systems for the nine months ended September 28, 1996 as compared to net revenues of $0.7 million for the nine months ended September 30, 1995. The Company wound down the MBE business following the exchange of substantially all of the assets related to this business with a third party for stock in late 1993. MBE revenues in the first quarter of 1995 were derived from the sales of used MBE equipment that had not been sold with the business.

         International revenues increased by 172% to $21.3 million for the nine months ended September 28, 1996 from $7.8 million for the nine months ended September 30, 1995. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International revenues constituted 35% of net revenues for the nine months ended September 28, 1996 and 27% of net revenues for the nine months ended September 30, 1995.

         Gross margin. Gross margin from disk, flat panel and other sales was 37.5% for the nine months ended September 28, 1996 as compared to 35.2% for the nine months ended September 30, 1995. The improvement in gross margins was primarily due to increased manufacturing efficiencies resulting from higher production volume. The Company believes that gross margins experienced in the first nine months of 1996 were higher than should generally be expected and are not indicative of margins in future periods.

         Research and development. Company funded research and development expense increased to $5.8 million for the nine months ended September 28, 1996 from $1.7 million for the nine months ended September 30, 1995, representing 9.7% and 5.8%, respectively, of net revenue. The increase was primarily the result of increased development expense in disk manufacturing products and, to a lesser extent, increased development expense in flat panel display manufacturing products and laser texturing products.

         Research and development expense does not include costs of $1.3 million and $0.7 million in the nine months ended September 28, 1996 and September 30, 1995, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese D-Star development partner. On February 14, 1996, this research and development cost sharing agreement was amended to increase the development partner's total funding commitment from $4.3 million to $5.5 million. Under the terms of the research and development cost sharing agreement, Intevac and its development partner each pay half of all D-Star development costs. At September 28, 1996, all of the $5.5 million development funding committed by the Company's development partner had been spent on the D-Star development project. There can be no assurance that the Company's development partner will provide any further funding. In addition, research and development expenses do not include expenditures in connection with contract research and development activities since these are charged to cost of sales.

         Selling, general and administrative. Selling, general and administrative expense increased by 96% to $6.1 million for the nine months ended September 28, 1996 from $3.1 million for the nine months ended September 30, 1995 representing 10.1% and 10.9%, respectively, of net revenue. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems. To a lesser extent, selling general and administrative costs rose as a result of the acquisition of SJT on May 3, 1996 and LTI on June 6, 1996 and increased public company costs subsequent to the Company's initial public offering in November 1995. Selling, general and administrative headcount grew to 71 employees at September 28, 1996 from 41 employees at September 30, 1995.

         Acquired In-Process Research and development. The increase of $5.8 million was the result of a write-off of acquired in-process research and development related to the acquisitions of SJT and LTI.

         Other income, net. Other income primarily consists of income related to the sale of the Company's 20% interest in the capital stock of Chorus, interest income on the Company's short term investments net of any interest expense, and early payment discounts on the purchase of inventories, goods and services. Other income increased by 41% to $0.9 million for the nine months ended September 28, 1996 from $0.6 million for the nine months ended September 30, 1995, primarily as the result income related to the sale of the Company's 20% interest in the capital stock of Chorus .

         Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue its night vision business. The Company sold its night vision business to Litton Systems, Inc. in May of 1995. Accordingly, the results of operations data for the nine months ended September 30, 1995 reflect the night vision business as a discontinued operation. Net revenues included in discontinued operations for the nine months ended September 30, 1995 were $4.2 million. Included in income from discontinued operations for the nine months ended September 30, 1995 is a net gain after taxes of approximately $1.4 million, net of a reserve of approximately $2.6 million to provide for estimated closing, environmental remediation and warranty costs from the sale of the night vision business. As of September 28, 1996, the Company had completed closure of the night vision business' Palo Alto facility and $0.8 million remained in the Company's closure reserve to provide for any additional expenses which may be incurred.

         Provision for income taxes. Income tax expense as a percentage of pretax income for the nine months ended September 28, 1996 and September 30, 1995, was 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) and 36%, respectively. The increase in the tax rate was the result of non-tax deductible goodwill amortization related to the acquisitions of SJT and LTI. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to the benefit received from the Company's Foreign Sales Corporation and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $8.7 million for the nine months ended September 28, 1996. The cash used in operations was driven primarily by increases in inventory and receivables of $14.6 million and $2.7 million, respectively. This was partially offset by a $5.8 million non-cash acquisition related write-off of acquired in-process research and development, $1.9 million of depreciation and amortization and $1.5 million of net income.

         The Company's investing activities used cash of $14.3 million for the nine months ended September 28, 1996 due to $11.5 million for the acquisitions of LTI, SJT and CTC and the purchase of $3.0 million of fixed assets. This was partially offset by proceeds of $0.2 million from the sale of the Chorus capital stock.

         The Company's financing activities provided cash of $3.9 million for the nine months ended September 28, 1996, due to $3.5 million of net borrowings under the Company's line of credit and $0.4 million received from sales of stock under the Company's employee stock purchase and stock option programs.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     FLUCTUATIONS OF RESULTS OF OPERATIONS

         The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company derives most of its net revenues from the sale of a small number of sputtering systems. The number of systems accepted by customers in any particular quarter has varied from zero to seven and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter. Orders in backlog are subject to cancellation, and although the Company generally requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems to the date of cancellation. From time to time, in order to meet anticipated customer demand, the Company has manufactured disk sputtering systems in advance of the receipt of orders for such systems. The Company expects to continue this practice in the future. In the event that anticipated orders are not received as expected, then the Company could be materially adversely affected as the result of higher inventory levels and increased exposure to surplus and obsolete inventory write-offs. Orders may be subject to delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products have caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Installing and integrating new sputtering systems into the thin-film disk manufacturing process requires a substantial investment by a customer. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before making a purchasing decision. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result. Furthermore, the Company's expense levels are based, in part, on its expectations as to future net revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income, if any, may be disproportionately affected by a reduction in net revenues because a proportionately smaller amount of the Company's expenses varies with its net revenues. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. Due to all of the foregoing factors, the Company expects its quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of public market analysts and investors. In such event it is likely the price of the Company's Common Stock would be materially adversely affected.

         The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, discounts offered by the Company to sell demonstration units, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with any acquisitions and exchange rate fluctuations. Over the last ten quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 27% to 41% of net revenues and (32)% to 27% of net revenues, respectively. The Company anticipates that its gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     CYCLICALITY OF THE MEDIA MANUFACTURING INDUSTRY

         The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities, expanding or upgrading existing facilities or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. The disk drive industry is cyclical and historically has experienced periods of oversupply. Within the past year, many media manufacturers have undertaken programs to increase capacity. In addition, Hyundai has announced plans to commence media manufacturing. This industry-wide increase in capacity may lead to a period of oversupply of thin-film disks, resulting in significantly reduced demand for thin-film disk production and for the capital equipment used in such production, including the systems manufactured and marketed by the Company. In recent years, particularly in very recent periods, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. There can be no assurance that such growth will continue. The Company anticipates that a significant portion of new orders will depend upon demand from thin-film disk manufacturers building or expanding fabrication facilities, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations could be materially adversely affected by downturns or slowdowns in the disk drive market.

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

         The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, a portion of the Company's backlog at September 28, 1996 represented orders from Seagate for a new facility Seagate is constructing in Singapore. In the event Seagate, or any other customer with multiple units on order, experiences a delay in the construction of a new facility or defers the completion of its construction, the Company's net revenues and operating results could be materially adversely affected. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

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

     MANUFACTURING RISKS

         The Company's systems have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. Any of such events could materially adversely affect the Company's business, financial condition and results of operations. Due to increases in demand, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its manufacturing capacity in response to short-term increases in demand could be limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

     PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company currently has 22 patents issued in the United States, and has pending patent applications in the United States and foreign countries. Of the 22 patents, seven relate to sputtering, 10 relate to RTP, one relates to lubrication systems and four relate to other areas not in Intevac's mainstream business. The Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are filed herewith:

                Exhibit 10.13 Loan and Security Agreement, dated
                September 3, 1996

                Exhibit 11.1 Computation of Net Income Per Share

                Exhibit 27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTEVAC, INC.

Date:  November  5, 1996    By: /s/ NORMAN H. POND
                                -------------------------------------
                                Norman H. Pond
                                Chairman of the Board, President and Chief
                                Executive Officer (Principal Executive Officer)


Date:  November  5, 1996    By: /s/ CHARLES B. EDDY III
                                -----------------------------------------
                                Charles B. Eddy III
                                Vice President, Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

10.13    Loan and Security Agreement, dated September 3, 1996
11.1     Computation of Net Income Per Share
27       Financial Data Schedule