Form 10-K
period 1996-12-31
INTEVAC INC
filed 1997-02-07
CIK 1001902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-26946

                                 INTEVAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-3125814
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                              3550 BASSETT STREET
                         SANTA CLARA, CALIFORNIA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 986-9888
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     none                                          none

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock (no
                                   par value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ______

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 6, 1997 was approximately $54,057,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 6, 1997 approximately 12,530,084 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250B, which is the fourth generation of the Company's Magnetic Disk Processing ("MDP") system, enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. Additionally, the Company's static systems allow disk manufacturers to achieve low production costs through high yield, high uptime, and low acquisition, operating and facilities costs.

     To leverage its expertise in thin-film disk production, the Company has acquired and intends to acquire or develop related businesses, products and technologies that enable it to expand its current product offerings. For example, in 1996 the Company completed three acquisitions including a company that manufactures disk lubrication equipment and a company that manufactures contact stop/start test equipment for hard disk drives and components, and the Company initiated development of a disk laser-texturing product. In addition, the Company believes that its expertise and technology may have applications other than for thin-film disk manufacturing and is in the process of expanding its product offerings to other areas, such as flat panel display manufacturing equipment and electro-optical products.

     Market demand for disk drives is growing rapidly, stimulated by demand for new and more powerful computers, the growing use of sophisticated network servers and the development of more memory intensive software, such as Windows NT and multimedia applications. The strong growth in unit shipments of disk drives has in turn stimulated the growth of the thin-film disk market. With the increasing demand for reliable, rapid access storage and the intense competitiveness in the disk drive industry, thin-film disk manufacturers continually seek to produce higher capacity thin-film disks at a lower cost per megabyte of storage. Traditionally, thin-film disk manufacturers used in-line systems for disk sputtering. In 1982, Varian formed a business unit to design a disk sputtering system to address certain inherent limitations of the in-line sputtering architecture. That business, acquired by the Company in 1991, developed a single disk, multiple chamber static sputtering system, similar in concept to the single wafer processing machines used by the semiconductor industry. The Company's static systems differ from in-line systems in that static sputtering provides for deposition with no relative movement between the sputtering source and the disk being coated. This provides advantages in disk uniformity and precise control of process parameters. The benefits of the static approach have caused a number of leading disk manufacturers to purchase the Company's static systems. Additionally, changing requirements in thin-film disk technology, such as the trend towards higher disk coercivity, lower flying heights, reduced stiction and the use of MR heads, as well as the production of disks in new locations has created a need for the purchase of new sputtering systems.

     The Company typically offers its static sputtering systems to both captive and merchant thin-film disk manufacturers at list prices ranging from $2.0 million to $3.5 million depending on configuration. Since 1991, Intevac systems have been installed for or ordered by the following customers: Akashic Memories, Fuji Electric, Hitachi, HMT Technology, IBM, Komag, MaxMedia, Mitsubishi, Seagate Technology, Sony, Stormedia, Tae Il Media Co., Trace Storage Technology and Western Digital. Based on data published by TrendFOCUS in March 1996, an independent market research firm, the Company believes it has the largest number of installed static sputtering systems worldwide. Based upon MDP shipments, the Company believes it had 99 systems installed as of December 31, 1996. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established a subsidiary in Singapore and a branch office in Taiwan to support customers in Southeast Asia. The Company's backlog was $63.7 million at December 31, 1996.

DISK MEDIA TECHNOLOGY

     The disks in a hard disk drive are substrates that have been coated with several thin-film layers and are used as a storage medium for digital data. A thin magnetic film on the disk is capable of storing information in the form of magnetic patterns written and read by the disk drive recording head. The production of thin-film disks involves several complex process steps requiring specialized and expensive manufacturing equipment and facilities. The following briefly summarizes the steps in this manufacturing process:

     - Plating, polishing and texturing. The disk substrate (typically aluminum), which must be flat, smooth and free of surface defects, is plated with a non-magnetic layer for strength and durability. The substrate is then polished and textured to produce a controlled roughness on the disk's surface. This improves the friction characteristics so that the disk drive head will not stick to the disk when the drive is turned off.

     - Sputtering. Sputtering is a complex vacuum deposition process used to deposit multiple thin-films on the disk. The initial thin-film layers are various alloys that produce the magnetic qualities of a disk. The final thin-film layer is a protective carbon overcoat. The layers vary in thickness but are all very thin, typically less than 1/2,000th the thickness of a piece of paper.

     - Lubrication. After thin-film sputtering, a microscopic layer of lubricant is applied to the disk's surface to improve durability and reduce surface friction.

     - Test and certification. In the test and certification process, each disk is electronically scanned for both film integrity and asperity control and to ensure that the disk operates to the customer's specifications.

     Improvements in the disk sputtering process have contributed significantly to increases in disk storage capacity through increasing areal density (the number of bits of data stored per unit of area). The most significant advances in disk media technology have been the achievement of better magnetic characteristics and improved mechanical properties permitting lower flying heights. Flying height, the distance between the head and the disk while the disk drive is operating, depends on the smoothness and flatness of the disk surface.

CHALLENGES FACING THIN-FILM DISK MANUFACTURERS

     Disk drive manufacturers continually seek to produce higher capacity disk drives at a lower cost per megabyte of storage. Because of the increasing demand for reliable, rapid access storage and the intense competitiveness in the disk drive industry, many thin-film disk manufacturers address this requirement by producing higher capacity disks capable of higher areal densities. As thin-film disk manufacturers do this, they face technical and operational challenges that fall into two principal categories: the production of high performance disks and the control of disk production costs.

  Production of high performance disks.

     The ability of thin-film disk manufacturers to produce disks capable of high areal density is directly related to the manufacturer's ability to consistently control disk attributes that are largely determined in the sputtering process. The disk attributes include the following:

     - Coercivity. Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted ("Oe"). The magnetic strength of the disk is determined by the types of disk substrate and thin-film materials used; substrate surface conditions before disk sputtering; and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. Coercivity is increasingly important as areal density increases because higher coercivity permits sharper transitions between magnetized regions, essentially allowing bits of data to be closer together and therefore more data to be stored in the same disk area. Advanced drive designs today require coercivities in the range of 2,000 to 2,200 Oes compared to a range of 950 to 1,200 Oes required five years ago. The Company believes coercivity requirements will continue to increase significantly over the next several years.

     - Signal-to-noise ratio. The proper choice of magnetic alloy material and the uniform deposition of this material on the disk help to reduce "noise" (unwanted signals), thereby improving the signal-to-noise ratio of the data that is read from the disk. Higher signal-to-noise ratios permit higher recording density and better data rates.

     - Defects. Suitability of the disks for use in disk drives with high areal density is dependent upon both the number and the size of surface imperfections on the disk. Surface imperfections result from a variety of factors, including preexisting substrate surface imperfections, minor damage, contaminants trapped in the sputtered film and non-uniform sputtering of the thin-film layers. As more data is stored in the same disk space, the number and size of disk defects that can be tolerated must be reduced.

     - Smoothness and flatness. As areal density increases, a smaller magnetized region stores each bit of data. The lower the disk head flying height, the more accurately the head can read the magnetic signal. The smoother and flatter the disks, the lower the flying height that can be achieved without the head contacting the disk.

     - Durability. Because the head and disk come into physical contact when the disk drive is turned off, a protective carbon overcoat is sputtered over the magnetic layer to minimize wear on the disk, to protect the information stored on the disk and to increase the useful life of the disk drive. The thickness of this overcoat must nevertheless be minimized in order to allow the head to fly as close as possible to the magnetic layer.

     - Uniformity. The performance of a disk is affected by the uniformity of all of the above characteristics across the entire surface of the disk. Such uniformity is substantially affected by the quality of the disk sputtering process.

  Control of disk production costs

     It is important for thin-film disk manufacturers to control disk production costs in order to be competitive. Some of the most significant costs in the disk manufacturing process are influenced by the disk sputtering equipment. Disk manufacturers seek to lower their per disk manufacturing costs as part of the sputtering process by attention to:

     - Yield. Overall yield significantly affects per disk manufacturing costs. The capability and performance of the sputtering equipment can significantly affect overall yield.

     - Equipment acquisition and operating costs. Although acquisition costs are substantial, the cost of using the sputtering equipment, including operators, maintenance, spare parts and consumables over the life of the equipment is more significant.

     - Increasing uptime and throughput. Operating cost per disk produced is directly related to the uptime and throughput realized from the equipment.

     - Facilities costs. The loading and unloading portions of the sputtering machine must be in a clean room. Clean room space is very expensive to build, operate and maintain. Both the size and footprint of sputtering systems affect the amount of clean room space required to house them and the degree to which the manufacturing facility must be customized to accommodate the sputtering equipment.

     - Time and cost of making process adjustments. At times during the production of disks it is necessary or desirable to add, remove or make adjustments to certain process steps. To the extent that process engineers are able to do so quickly and efficiently, the disk manufacturer is able to reduce equipment and line downtime and therefore reduce its per disk manufacturing cost.

     - Flexible production scheduling. OEM customer specifications for disks and the mix of different disks produced by thin-film disk manufacturers vary. To the extent that the disk manufacturer has the flexibility to quickly and efficiently alter the product mix and volume of disks produced through its production lines, the disk manufacturer is able to rapidly respond to changing customer requirements.

INTEVAC'S STATIC MANUFACTURING APPROACH

     The Company's static systems differ from in-line systems in that static sputtering provides for deposition with no relative movement between the sputtering source and the disk being coated. Each disk is placed sequentially in fully isolated chambers in which various process steps are performed. The initial, first-generation static system, introduced by Varian in 1985, produced high performance disks but had low throughput compared with in-line systems. The Company's current, fourth-generation static system has a throughput of approximately 450 disks per hour, more than three times the throughput of the first-generation system. The Company believes this system is competitive with in-line systems on a cost per disk basis. The capability for making high performance disks has also been improved. For example, the current system has twelve process chambers compared to six chambers for the initial model. These improvements have led to a number of thin-film disk manufacturers adopting the static sputtering approach much as semiconductor manufacturers have moved away from batch processing systems to single wafer multiple chamber processing systems.

     The Company's static sputtering system enables manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal defects, high durability and high uniformity, all of which are necessary in the production of high performance, high areal density disks. Additionally, Intevac's static system allows the disk manufacturer to achieve low production costs through high yield, low equipment acquisition and operating costs, high uptime and low facilities costs.

     The key features and benefits of the Intevac static sputtering approach are:

     - Isolated process chambers. The Company's sputtering systems have isolated vacuum process chambers which can be separately controlled and optimized for each process step, enabling manufacturers to more efficiently achieve high levels of coercivity.

     - Single disk processing. Each disk substrate is individually processed under the same process parameters in the Company's system. Disk to disk repeatability is high in the Company's sputtering systems because every disk is subjected to nearly identical static process conditions, and the thin-film coating is uniform due to the cylindrical shape and other design features of the sputter sources.

     - Reduced contamination. In an Intevac system there is no pallet that is exposed to the atmosphere and then introduced into the process chambers; thus no absorbed gas on a pallet from outside the vacuum system can contaminate the sputtering process. The short time intervals between process steps further minimizes contamination of the disk surface and makes it possible for the Company's disk sputtering systems to produce thin-film disks with high coercivity.

     - Precise temperature control. Intevac's sputtering systems afford precise temperature control and rapid changes in substrate temperature. This permits optimization of the conditions for deposition of the magnetic film in order to achieve high coercivity, while creating different process conditions for the top coat deposition in order to maximize durability.

     - Rapid process development. The Company's systems permit rapid and precise change in process parameters. Stability of process conditions is achieved quickly, which significantly shortens process development time and new product qualification as well as disk production ramp up.

     - Cost-effective, high throughput. The Company's systems have short transport time intervals and high sputtering rates, which enable high disk production throughput. Intevac has designed its sputter sources for high target utilization; this feature, together with the ability to use either platinum or non-platinum alloy targets to produce high coercivity disks, significantly reduces operating costs.

     - Flexible manufacturing. The Company's multi-chamber, static systems fit well into relatively small scale production lines that can be installed, modified or expanded relatively quickly and comparatively inexpensively. This allows the disk manufacturer to incrementally change production levels and mix, to rapidly adapt manufacturing equipment to new product technology and to achieve fast production ramp up. The Company's static manufacturing systems thus allow the thin-film disk manufacturer to meet its customers' increasingly rapid time-to-market demands.

     - Reduced facilities costs. The Company's system occupies approximately 370 square feet of factory floor space, including less than 30 square feet of clean room space. A critical cost factor for disk manufacturers is clean room facilities, which can cost several hundred dollars per square foot for initial construction and are very expensive to operate. The size of the Company's systems therefore reduces the cost of building and operating the manufacturing facilities.

     The Company has continuously introduced static sputtering systems that give manufacturers more control of the disk manufacturing process thereby allowing manufacturers to produce high performance, high density disks. The advanced technology incorporated in the static system design has allowed Intevac to meet the rapidly changing needs of the disk drive industry. For instance, the design of the Intevac system allows the manufacture of disks that can be used with pseudo-contact recording and with magneto-resistive disk drive heads as well as the sputtering of thin-films onto alternative substrates.

PRODUCTS

The MDP-250B Disk Sputtering System

     The Company's principal product, the MDP-250B, which is the fourth generation of the Company's "Magnetic Disk Processing" system, is fully automated, has 12 independent process stations and achieves throughput of approximately 450 disks per hour. The Company offers its static sputtering systems for list prices ranging from $2.0 million to $3.5 million, depending upon configuration, to both captive and merchant thin-film disk manufacturers.

     The MDP-250B was designed by the Company to meet current requirements for the production of media and to provide the capability to meet future requirements. The MDP-250B is capable of producing disks with coercivity in excess of 2,500 Oe with or without a costly platinum based magnetic layer. In addition, the MDP-250B has the capability to sputter multi-layers (multiple magnetic layers with interspersed non-magnetic layers) onto alternative substrates (such as glass and ceramic), as well as conventional aluminum substrates, and also to make media with the appropriate characteristics for use with MR heads.

     The mechanical design of the MDP-250B has characteristics which are similar to the cluster tools which are widely used in semiconductor manufacturing since each process station is separately vacuum pumped and is vacuum isolated during processing. The MDP-250B does not require a carrier or pallet to transport disks through the system. Cassettes containing 25 substrates are automatically moved one at a time to pedestals located on the rim of the disk transfer wheel. This wheel moves up and down and rotates, moving the disks sequentially into and out of the process chambers. When the wheel is in its up position, each process chamber is vacuum isolated from the transport chamber and from other process stations. The disks pass through up to 12 process stations, and are then placed in a cassette, which when full, moves into the exit load lock, from which it moves onto the exit conveyor.

     Any number of process steps, up to 12, can be outfitted as the customer requires. The process station options include the direct current ("DC") or radio frequency ("RF") sputter process stations, an infrared substrate heating station, a gas conduction substrate cooling station and a sputter etch cleaning station. The Company designed its MDP-250B with twelve stations, more than current needs require, in order to support future, more complex manufacturing processes. The 12 independent process stations make it possible to produce disks with multi-layers, which reduce noise and thereby increase the signal to noise level of the data stream that is read from the disk. This permits higher recording density and data rates. Furthermore, process stations can be moved from any machine process position to any other to easily accommodate process changes.

     The sputtering sources have been designed to provide for high utilization of the target material thus reducing the cost of depositing the various thin films. The Company has redesigned its CM-GUN, the sputtering source currently used in the MDP-250B, to provide for greater target utilization and longer target life. The Company is planning to offer the ES-GUN sputtering source acquired from Cathode Technology Company for use in the MDP-250B. The ES-GUN electrically sweeps plasma radially at the target which results in greater target utilization and longer target life and permits the deposition of two different materials sequentially in the same chamber. In addition, the Company has introduced the RM-GUN sputtering source which uses a special rotating magnet assembly designed to achieve greater target utilization and longer target life for both magnetic and non-magnetic targets.

     MDP-250B operation is controlled by a computer program which displays commands and process information on a color monitor. A user interface is provided which allows an operator to monitor process and to access the programmable controller. A color display unit and a keyboard located in the clean room enable an operator or engineer to access the computer program to control deposition or other processes through appropriate menu choices, to monitor deposition data, or to call up certain access-protected service mode subroutines. A data logging feature of the system enables users to transmit to a host computer the values of the parameters existing at each process station, providing valuable quality control information.

     A "top coat" is sputtered onto the disk immediately over the magnetic recording layer to protect the recording layer from corrosion and mechanical damage due to head contact and to provide a surface condition that in conjunction with the lubrication layer minimizes "stiction," the tendency of the head to stick to the disk surface. The top coat is typically carbon or a carbon based substance. The Company believes that optimum deposition of carbon occurs at a lower temperature than is required for the magnetic layer. The MDP-250B incorporates a patented cooling station which permits the required reduction of disk temperature to be achieved within a few seconds. The Company believes that this feature plus the capability to sputter carbon in conjunction with hydrogen or nitrogen makes it possible for the MDP-250B to produce disks that are highly durable.

Related Disk Manufacturing and Test Equipment

     In 1996, the Company acquired two companies with product lines that complement the MDP-250B. In May, the Company acquired San Jose Technology Corp. ("SJT"), a leading supplier of systems used to lubricate thin-film disks. Lubrication is the production step that typically follows disk sputtering in the manufacture of thin-film disks. During lubrication, a microscopic layer of lubricant is applied to the disk's surface to improve durability and reduce surface friction. SJT's products allow thin-film disk manufacturers to uniformly lubricate disks in a temperature controlled, low vibration, contamination free environment with a minimal amount of solvent loss. In June, the Company acquired Lotus Technologies, Inc. ("Lotus"), a leading manufacturer of contact stop/start ("CSS") test equipment for hard disk drives and components. The Lotus family of PC-based CSS test equipment performs precise measurements of disk wear, friction, stiction and start-stop torques related to the interface of the read-write head with the thin-film disk. The Company intends to use the Lotus expertise in head-disk interface and CSS testing to further improve the Company's disk sputtering and disk lubrication equipment.

FPD MANUFACTURING EQUIPMENT DEVELOPMENT PROJECTS

     In recent years, flat panel displays ("FPDs") have emerged as a display technology for a variety of applications such as PCs, workstations and video displays. The manufacture of several types of flat panel displays such as STN, AMLCD and FED require the use of a sputtering process to deposit thin-film layers of different materials onto a glass substrate.

     In 1992, after evaluating the dynamics of the flat panel display market and the technical requirements of meeting that market need, the Company initiated a program to develop a sputtering system for this market as the first step to enter this business area. The Company believes that the skills and technologies that it has developed for the thin-film disk manufacturing industry are directly applicable to the FPD manufacturing industry. These skills and technologies include its expertise and experience in sputtering, rapid heating, high vacuum, isolated process chambers and material handling. In addition, as with the thin-film disk manufacturing industry, the FPD industry involves providing complex, expensive capital equipment to a small number of customers worldwide.

     Since inception, the Company has invested approximately $11.5 million in the flat panel sputtering development effort, of which approximately half has been paid by Ebara Corporation ("Ebara"). The Company entered into its agreement with Ebara in September 1992. Under the agreement, as amended, Ebara has agreed to pay one-half of the development costs of the flat panel sputtering system, up to a maximum amount of $5.5 million, in exchange for joint ownership of the intellectual property rights and the exclusive right to manufacture and sell in Japan the flat panel sputtering systems developed under the agreement. The Company has retained the exclusive right to manufacture and sell such flat panel sputtering systems outside of Japan. Each party is required to pay royalties to the other party on its flat panel sputtering system sales. The agreement expires five years following completion of the joint development project. The Company has not yet completed development of its flat panel sputtering systems.

     In 1994, the Company identified an additional opportunity in the FPD market. Certain advanced FPDs require amorphous silicon deposited on the substrate to be converted into poly-silicon. An effective way to accomplish this is to rapidly heat the amorphous silicon to a high temperature. In 1994, the Company acquired certain assets of Aktis Corporation and certain patents from Baccarat Electronics, Inc. and continued a project to develop a rapid thermal processing ("RTP") system for converting amorphous silicon into poly-silicon. The Company has sold two RTP systems. Also in 1994, the government's Advanced Research Project Agency ("ARPA") awarded the Company a contract to develop an "All Sputtered Thin Film Transistor".

     The Company currently has contracts with ARPA providing for maximum funding over the lives of the contracts of approximately $3.3 million. As of December 31, 1996, the cumulative billings were approximately $2.1 million, unspent backlog under these contracts was approximately $0.3 million and approximately $0.9 million had not yet been funded under the contracts. In 1996, the Company spent $12.8 million on research and development funded internally and through customer sponsored research and development, which included $5.3 million that was spent on research and development related to the Company's FPD efforts. Of the amounts spent on FPD projects during 1996, approximately 59% of the funding was provided by customer sponsored research and development contracts and/or cost sharing agreements.

     The Company has limited experience in the development, manufacture, sale and marketing of flat panel display manufacturing equipment, having sold only two RTP systems to date and having not yet completed development of its FPD sputtering system. There can be no assurance that the market for flat panel display manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to fund research and development in the FPD area.

INTEVAC TECHNOLOGY AND SKILLS

     The design and fabrication of sputtering systems for thin film disk production requires a broad range of technologies and skills, including:

     - Sputtering processes                    - Thermal systems design
     - Sputter source design                   - Design of complex electromechanical systems
     - Thin-film characterization              - Material transport systems and robotics
     - Vacuum system design                    - Computer based control systems

     The Company's scientists and engineers are knowledgeable about disk manufacturing processes and work with the Company's customers to design hardware and software systems to meet the customers' requirements. The Company has a MDP-250B in its laboratories to run various process tests for customers to determine the suitability of the machine for their production process, and also for the Company's design engineering department to test newly designed process capabilities. The Company believes that its process expertise, and the ability to communicate with its customer's process scientists, gives it an important competitive advantage.

     The Company has the expertise to design apparatus for rapid, uniform substrate heating and cooling, substrate cleaning using glow discharge and sputter etch techniques, as well as both DC and RF sputtering. A particular area of Company expertise is computer modeling, as well as practical design of the electromagnetic magnetron sputtering sources which are at the heart of the system. The Company believes that the ability to control magnetic field strength using electromagnetic magnetrons is an advantage in maintaining tight process control. The Company's computer programs also are used to calculate the uniformity of sputtered film thickness and magnetic characteristics and the overall utilization of target materials.

SALES CHANNEL, CUSTOMERS AND MARKETING

     The selling process for the Company's products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process is lengthy and involves making sample thin-film disks for the prospective customer and responding to individual needs for moderate levels of machine customization. Intevac sells static sputtering systems to both captive and merchant thin-film disk manufacturers. Captive thin-film disk manufacturers produce disks to be used in disk drives they manufacture, and merchant thin-film disk manufacturers produce disks to be included in disk drives manufactured by third parties. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan (Matsubo) and Korea (Chung Song). The Company has established a wholly-owned subsidiary in Singapore and a branch office in Taiwan to support its customers in Southeast Asia.

     Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. For example, Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13%, respectively, of the Company's total net revenues in 1996, and Seagate, HMT Technology, and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues in 1995. Trace Storage Technology, Matsubo, Seagate, Varian Associates and Komag accounted for 25%, 15%, 13%, 12% and 10%, respectively, of the Company's total net revenues during 1994. Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company's largest customers change from period to period as large thin-film disk fabrication facilities are completed and new projects are initiated. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, 64% of the Company's backlog at December 31, 1996 was represented by three customers for disk sputtering systems, with each representing 10% or more of the Company's backlog at December 31, 1996. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

     Foreign sales accounted for 41% of revenues in 1996, 20% in 1995 and 40% in 1994. The Company anticipates that foreign sales will continue to be a significant portion of its revenues in the foreseeable future. In order to effectively service customers located in Southeast Asia, the Company has established sales and service operations in Singapore and in Taiwan. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

CUSTOMER SUPPORT

     Since media production lines are often operated 24 hours per day, seven days per week, continuing service support is of vital importance and thus the Company provides process and applications support, customer training, installation and start-up assistance and emergency service support to its customers. Over the past two years, the Company has taken several steps to substantially improve customer support including expanding the training program, increasing the number of service engineers, adding product support engineering capability, reducing delivery times for spare parts and providing 24 hour per day response.

     Process and applications support is provided by equipment process scientists who have access to a dedicated MDP-250B in the Company's applications laboratory, and who also visit customers at their plants to assist in process development projects.

     The Company conducts training classes for process scientists, machine operators and machine service personnel. Additional training is also given during machine installation.

     Installation and start up of the sputtering systems are provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of sputtering systems in overseas locations as required.

     The Company provides a standard warranty for up to twelve months from customer acceptance or 2,000 hours of operation, whichever occurs first. During this warranty period any necessary non-consumable parts are supplied and installed. Currently, the Company has trained field service technicians located in the United States, Singapore and Taiwan. In addition, service in Japan and Korea is provided by the Company's distributors and representatives using personnel who have received training at Intevac. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are available on a 24 hour per day basis.

     Consistent with the Company's strategy to provide the industry's highest level of service to its customers, the Company has established operations in Singapore and in Taiwan to provide customer training, installation, start-up assistance, spare parts and service support to customers in Southeast Asia.

RESEARCH AND DEVELOPMENT

     The disk drive industry in general, and the thin film disk manufacturing industry in particular, are characterized by rapid technological change and evolving industry standards. The Company has invested substantial amounts in research and development for its disk sputtering systems and flat panel display manufacturing equipment. The Company's research and development expenses in 1996, 1995 and 1994 were $8.4 million, $2.6 million and $3.5 million, respectively, and represented 9.5%, 6.1% and 17.2%, respectively, of net revenues. Research and development expenses do not include costs of $1.3 million, $1.1 million and

$2.0 million that were incurred by the Company in 1996, 1995 and 1994 respectively, and were reimbursed under the terms of a cost sharing agreement.

     The Company expects to continue an active development program to make sputter system improvements to increase machine throughput, add additional capabilities that will improve disk performance, permit optimum utilization of alternative substrates, lower cost of ownership and respond to future market requirements. The Company's ability to remain competitive has required and will continue to require substantial investments in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

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

     The Company has expended significant amounts for research and development for its disk sputtering systems, FPD manufacturing equipment and other new products under development, such as disk laser-texturing equipment and electro-optical products.

     The Company's success in developing and selling enhanced disk sputtering systems and other new products depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the requirements for the continuously evolving disk drive industry approximately two or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

MANUFACTURING

     Substantially all of the Company's manufacturing is conducted at its headquarters facility in Santa Clara, California. The Company's manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources, and system assembly, alignment and testing. The Company makes extensive use of the infrastructure serving the semiconductor equipment business. The Company purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and specialized mechanical parts made by forging, machining and welding. The Company has a well-equipped fabrication center that is capable of producing most of the fabricated metal parts. This capability is used primarily for quick reaction requirements for design work or to cover shortages and most of the parts required for production are purchased from outside suppliers.

     The Company's manufacturing strategy is to produce high quality, cost-effective systems and low cost replacement parts and to be able to respond effectively to changes in volume. To do this, the Company currently designs its products to use standard parts where possible. The Company performs manufacturing activities that add value or that require unique technology or specialized knowledge and, taking advantage of its Silicon Valley location, utilizes subcontractors to perform other manufacturing activities.

     In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. The Company has implemented a key supplier program in which it appoints certain key vendors as sole suppliers for certain parts with the goal of improving response time and reducing costs. In addition, the Company makes extensive use of suppliers serving the semiconductor equipment business and such suppliers may choose to give priority to their semiconductor equipment customers that are much larger than the Company. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for inventory, parts and other supplies, seek alternative sources of supply, delay its ability to ship its products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations.

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

BACKLOG

     The Company's backlog was $63.7 million and $42.8 million at December 31, 1996 and December 31, 1995, respectively. The Company includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. In the case of a cancellation of a system order, the Company's system sales contracts generally provide for a non-refundable deposit, depending upon when the order is canceled. The equipment requirements for thin-film disk manufacturers cannot be determined with accuracy, and therefore the Company's backlog at any certain date may not be indicative of future demand for the Company's manufacturing systems.

     Due to possible delays in obtaining materials, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its manufacturing capacity in response to short-term increases in demand could be limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders. There can be no assurance that the Company will be successful in increasing its manufacturing capacity.

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

     The Company experiences intense competition worldwide from three principal competitors, Ulvac Japan, Ltd. ("Ulvac"), Balzars A.G. ("Balzars") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Each of Ulvac, Balzars and Anelva is a manufacturer of in-line and static sputtering systems, and each has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from other manufacturers of in-line sputtering systems used in thin-film disk fabrication facilities as well as the manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

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

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

     The Company places a high value on intellectual property and has an active program to seek patent coverage for discoveries and designs that are believed to have significant value. The Company recognizes patentable inventions by employees through incentive payments to inventors. The Company currently has 23 patents issued in the United States, and has patent applications in the United States and foreign countries. Of the 23 patents, seven relate to sputtering, 10 relate to RTP, one relates to lubrication systems and five relate to other areas not in Intevac's mainstream business. The Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawerence Livermore Laboratories and Alum Rock Technology.

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

     There have also been substantial amounts of litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, a third party has sent correspondence to a consortium, of which the Company is a party, in a government sponsored research and development program claiming that the work to be done under this program may infringe patents owned by this third party. The Company and its subcontractors have reviewed the correspondence and patents and believe these claims are without merit; however, there can be no assurance that litigation will not result from such development program. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future patents, trademarks, or other proprietary rights relating to the Company's disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

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

EMPLOYEES

     At December 31, 1996, the Company had 292 employees, 39 of whom are contract employees. 282 of these employees are located in California, with 82 in research and development, 135 in manufacturing, and 65 in administration, customer support and marketing. The Company has 8 employees at its operation in Singapore and 2 employees at its operation in Taiwan.

     The Company believes that it has good relations with its employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical talent is vital to its success.

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

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

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

     The Company's operating results will depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, customer support and sales personnel. Competition for such personnel is intense the Company has difficulties attracting such personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could make it difficult to undertake or could significantly delay the Company's research and development efforts and the expansion of its manufacturing capabilities or other activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Acquisitions

     The Company's business strategy includes acquiring related businesses, products or technologies. The Company completed three acquisitions in 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, the Company will not be able to use the "pooling of interests" method of accounting due to a shareholder being greater than a 50% holder of the Company's Common Stock prior to the Company's initial public offering, in connection with any acquisition consummated prior to November 21, 1997 and the Company will therefore be required to amortize any intangible assets acquired in connection with any acquisition consummated during that period.

     The Company incurred a charge to operations of $5.8 million in the quarter ended June 29, 1996, to reflect the purchase of in-process research and development pursuant to the two acquisitions completed in the second quarter. In addition, the Company is amortizing intangible assets of approximately $8.8 million of costs relating to the three acquisitions completed in 1996. The amortization period for such costs will be over the useful lives, which range from two years to seven years. Additional, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

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

  Concentration of Stock Ownership

     Based on shares outstanding on December 31, 1996, the present directors and their affiliates and executive officers, in the aggregate, own beneficially approximately 76% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of the Company, including the election of a majority of the directors and approval of significant corporate transactions.

ITEM 2.  PROPERTIES

     The Company leases all of its facilities, including approximately 101,900 square feet in Santa Clara, California. These buildings house the manufacturing, research and development, marketing and administration, and the Company's headquarters offices. The leases for these buildings expire in June 1999 (93,600 square feet) and October 1999 (8,300 square feet). The Company has an option to extend the lease with respect to 44,000 square feet for an additional five-year period, with a monthly base rent to be negotiated by the Company and the lessor. If the Company and the lessor are unable to reach agreement with respect to such monthly base rent, the monthly base rent for the extension will be determined by an appraisal process set forth in the lease.

     The Company leases a 5,000 square-foot building in Rocklin, California. This building houses the RTP Business. This lease expires in April 1997. The Company has an option to extend the lease on a month by month basis. The Company is currently evaluating the extension of this lease while also reviewing alternate sites for its RTP Business.

     The Company leases approximately 8,400 square feet in San Jose, California to house its San Jose Technology Division. The lease expires in November 1997.

     The Company leases a facility of approximately 4,800 square feet in Los Gatos, California to house the Lotus Technology Division. The lease expires in December 1997.

     The Company leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This leases expires in December 1997. The Company has an option to extend the lease for an additional two years at market rates.

     The Company leases approximately 1,400 square feet in Taiwan to house the Taiwan customer support organization. The lease expires in October 1999.

     The Company believes that its current facilities are suitable and adequate for its current and foreseeable operations. The Company currently operates with one full manufacturing shift and one partial manufacturing shift and has sufficient manufacturing capacity to produce 4-5 static sputtering systems per month. The Company believes that it has sufficient productive capacity to meet its current needs. Further increases in demand for the Company's products may require the Company to further expand its facilities during 1997. There can be no assurance that the Company will be able to secure suitable expansion space if necessary.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                        EXECUTIVE OFFICERS AND DIRECTORS

     Certain information about the Company's directors and executive officers is listed below:

              NAME                AGE                             POSITION
--------------------------------  ---   -------------------------------------------------------------
Executive Officers and
  Directors:
Norman H. Pond..................  58    Chairman of the Board, President and Chief Executive Officer
Charles B. Eddy III.............  46    Vice President, Finance and Administration, Chief Financial
                                          Officer, Treasurer and Secretary
Robert D. Hempstead.............  53    Chief Operating Officer and General Manager of the Vacuum
                                          Systems Division
John R. Dougery(1)(2)...........  56    Director
Edward Durbin(1)................  69    Director
David N. Lambeth(1).............  49    Director
H. Joseph Smead(2)..............  71    Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Pond is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since February 1991. Before joining the Company, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian, a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian's operations. From 1984 to 1988, Mr. Pond was President of Varian's Electron Device and Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including as Group Executive. Mr. Pond holds a B.S. in physics from the University of Missouri at Rolla and an M.S. in physics from the University of California at Los Angeles.

     Mr. Eddy has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company since April 1991. Mr. Eddy served as Chief Financial Officer of Videonics, Inc., a manufacturer of consumer video editing equipment, from 1987 to 1991 and served as Chief Financial Officer of Parallel Computers, Inc., a startup computer company, from 1983 to 1987. Mr. Eddy was with Intel Corporation from 1974 to 1983 where he served in a variety of positions, including controller and plant manager. Mr. Eddy holds a B.S. in engineering science from the University of Virginia and an M.B.A. from Dartmouth College.

     Dr. Hempstead has served as Chief Operating Officer and General Manager of the Vacuum Systems Division of the Company since April 1996. Before joining the Company, Dr. Hempstead served as Executive Vice President of Censtor Corp., a manufacturer of computer disk drive heads and disks, from November 1994 to February 1996. He was a self-employed consultant from 1989 to November 1994. Dr. Hempstead holds a B.S. and M.S. in electrical engineering from Massachusetts Institute of Technology and a Ph.D. in physics from the University of Illinois.

     Mr. Dougery has served as a Director of the Company since February 1991. Mr. Dougery has been a general partner of Dougery & Wilder, a venture capital firm, since 1981. Mr. Dougery currently serves as a director of Printronix and In Focus Systems, both publicly held companies, as well as several privately held technology companies. Mr. Dougery holds an A.B. in Mathematics from the University of California, Berkeley and an M.B.A. from Stanford University Graduate School of Business.

     Mr. Durbin has served as a Director of the Company since February 1991. Mr. Durbin has been a Senior Vice President of Kaiser Aerospace and Electronics Corporation ("Kaiser"), a privately held manufacturer of electronic and electro-optical systems, responsible for marketing and business development since joining Kaiser in 1975. Mr. Durbin currently serves as a director for all of Kaiser's subsidiaries. Mr. Durbin holds a B.S. in electrical engineering from The Cooper Union and an M.S. in electrical engineering from the Polytechnic Institute of Brooklyn.

     Dr. Lambeth has served as a Director of the Company since May 1996. Dr. Lambeth has been Professor of electrical and computer engineering and Associate Director of the Data Storage Systems at Carnegie Mellon University since 1989. Since 1988, Dr. Lambeth has been the owner of Lambeth Systems, an engineering consulting firm. From 1973 to 1988, Dr. Lambeth worked at Eastman Kodak Company's Research Laboratories, most recently as the head of the Magnetic Material Laboratory. Dr. Lambeth holds a B.S. in electrical engineering from the University of Missouri and a Ph.D. in physics from the Massachusetts Institute of Technology.

     Dr. Smead has served as a Director of the Company since February 1991. Dr. Smead has been President of Kaiser since joining Kaiser in 1974. Since 1977, Dr. Smead has been President and Chairman of the Board of Directors of K Systems, Inc., Kaiser's parent company. Dr. Smead currently serves as Chairman of the Board of Directors of Kaiser and as a director for all of Kaiser's subsidiaries. Dr. Smead holds a B.S. in electrical engineering from the University of Colorado, an M.S. in electrical engineering from the University of Washington and a Ph.D. in electrical engineering from Purdue University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "IVAC." As of December 31, 1996, there were approximately 700 holders of record of the Common Stock. The following table sets forth for the periods indicted the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                                    HIGH            LOW
                                                                  --------        --------
     Year Ended December 31, 1995
       Fourth Quarter (from November 21, 1995)................    $ 7.000         $ 6.250
     Fiscal 1996
       First Quarter..........................................    $ 8.250         $ 6.125
       Second Quarter.........................................    $26.000         $ 6.625
       Third Quarter..........................................    $17.500         $11.250
       Fourth Quarter.........................................    $19.500         $11.000
     Fiscal 1997
       First Quarter (through February 5, 1997)...............    $22.500         $16.000

DIVIDEND POLICY

     In August 1995, the Company paid a cash dividend of $0.495 on each share of Common Stock outstanding as of the August 25, 1995 record date. The Company currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future. The Company's line of credit prohibits the payment of cash dividends on the Company's capital stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996     1995(3)    1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net Revenues:
  Disk, flat panel and other.....................  $88,232   $42,187   $18,266   $16,026   $17,744
  MBE(1).........................................       --       695     2,185     6,370     9,606
                                                   -------   -------   -------   -------   -------
          Total net revenues.....................   88,232    42,882    20,451    22,396    27,350
Cost of net revenues:
  Disk, flat panel and other.....................   55,652    27,280    11,799     9,749    10,946
  MBE(1).........................................       --       434       858     5,417     6,564
                                                   -------   -------   -------   -------   -------
          Total cost of net revenues.............   55,652    27,714    12,657    15,166    17,510
                                                   -------   -------   -------   -------   -------
Gross profit.....................................   32,580    15,168     7,794     7,230     9,840
Operating expenses:
  Research and development.......................    8,425     2,603     3,515     3,142     2,887
  Selling, general and administrative............    8,391     4,550     2,248     3,896     3,743
  Acquired in-process research and development...    5,835        --        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   22,651     7,153     5,763     7,038     6,630
                                                   -------   -------   -------   -------   -------
Operating income.................................    9,929     8,015     2,031       192     3,210
Interest expense.................................     (175)      (13)      (63)     (113)     (216)
Interest income and other income (expense),          1,569       942       533       (88)    1,042
  net............................................
                                                   -------   -------   -------   -------   -------
Income (loss) from continuing operations before     11,323     8,944     2,501        (9)    4,036
  income taxes...................................
Provision for (benefit from) income taxes........    6,350     3,179       826       (75)    1,655
                                                   -------   -------   -------   -------   -------
Income from continuing operations................    4,973     5,765     1,675        66     2,381
Income (loss) from discontinued operations.......       --     1,335      (267)    1,457     2,610
                                                   -------   -------   -------   -------   -------
Net income.......................................  $ 4,973   $ 7,100   $ 1,408   $ 1,523   $ 4,991
                                                   =======   =======   =======   =======   =======
PER SHARE:
  Income from continuing operations..............  $  0.39   $  0.54   $  0.16   $  0.01   $  0.24
                                                   =======   =======   =======   =======   =======
  Net income.....................................  $  0.39   $  0.67   $  0.14   $  0.15   $  0.50
                                                   =======   =======   =======   =======   =======
Shares used in per share calculations(2).........   12,901    10,606    10,285    10,305    10,056
                                                   =======   =======   =======   =======   =======
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term              $   938   $20,422   $13,347   $19,877   $ 6,114
  investments....................................
Working capital..................................   15,847    21,327    23,229    21,792    16,021
Total assets.....................................   68,085    51,160    42,749    44,233    45,624
Long-term debt...................................      730        --        --        --     1,375
Redeemable Series 1 Preferred Stock..............       --        --     6,100     6,100     6,100
Total shareholders' equity.......................   33,736    27,320    22,987    21,588    20,051
Cash dividends declared per common share.........       --     0.495        --        --        --

---------------
(1) In the fourth quarter of 1993, the Company sold its MBE operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. The Company retained rights to sell certain other residual used systems of the MBE business that were not exchanged with Chorus. The sale of these used systems was completed during the first quarter of 1995.

(2) See Note 2 of Notes to Consolidated Financial Statements.

(3) During 1995, the Company (a) effected a recapitalization in which each outstanding share of Series A Preferred Stock was exchanged for two thirds of a share of Common Stock and $0.76 ($9.9 million in aggregate), (b) paid $4.9 million of dividends to the common shareholders, (c) paid $6.1 million to redeem the Series 1 Preferred Stock, and (d) received approximately $12.0 million from the sale of common stock during the Initial Public Offering. See Notes 10 and 11 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Intevac is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment, sales of system components and contract research and development activities. The Company's disk sputtering systems, which represent the majority of the Company's revenue, are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel display industry.

     Through the first quarter of 1995, the Company also received revenues from sales of molecular beam epitaxy ("MBE") systems. MBE systems are used for the design and manufacture of materials having the characteristics of a semiconductor that are used to produce transistors, opto-electronic devices and integrated circuits. The Company acquired the MBE business from Varian in 1991 and sold the business to a third party in October 1993. MBE revenues in 1994 and through the first quarter of 1995 were derived from sales of used MBE equipment that had not been sold in the acquisition and from other activities in connection with the winding down of the MBE business. The Company does not expect any MBE revenues in future periods.

     Income (loss) from discontinued operations represents results from the Company's sales of night vision products, primarily sales of night vision goggles and devices. The Company sold the night vision business to a third party in May 1995.

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last eight quarters the Company's operating income (loss) as a percentage of net revenues has fluctuated from approximately (9)% to 21% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time. According to a March 1996 report by TrendFOCUS, an independent market research firm, as of December 31, 1995 there were 187 installed disk sputtering lines worldwide and only 14 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer can significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that a substantial majority of the manufacturers of thin-film disks have adopted an in-line approach as opposed to the Company's static approach to thin-film disk manufacturing. Many of these manufacturers have invested significant amounts of capital in their in-line systems, and as such there may be significant resistance to change to a static approach in the future.

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

RESULTS OF OPERATIONS

     Net revenues. Net revenues totaled $88.2 million, $42.9 million, and $20.5 million in 1996, 1995 and 1994, respectively. Net revenues increased from 1995 to 1996 primarily due to an increase in net revenues from disk sputtering systems and to a lesser extent as the result of the acquisition of SJT in May 1996 and Lotus in June 1996. Net revenues increased from 1994 to 1995 primarily due to a $23.9 million increase in net revenues from disk sputtering systems and other components partially offset by a $1.5 million decline in MBE sales. Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13% respectively, of the Company's total net revenues during 1996. Seagate, HMT Technology and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues during 1995. Trace Storage Technology, Matsubo, Seagate, Varian Associates and Komag accounted for 25%, 15% 13%, 12% and 10%, respectively, of the Company's total net revenues during 1994.

     MBE accounted for $0.7 million and $2.2 million of net revenues in 1995 and 1994, respectively. The Company sold substantially all of the assets related to its MBE operation in October 1993 in exchange for 20% of the outstanding stock of Chorus Corporation. This investment is accounted for under the equity method. The Company continued to dispose of residual assets of the MBE business through the first quarter of 1995. In the third quarter of 1995, the Company sold its investment interest in Chorus.

     Foreign sales totaled $36.4 million, $8.7 million and $8.2 million in 1996, 1995 and 1994, respectively. Foreign sales accounted for 41%, 20% and 40% of net revenues in 1996, 1995 and 1994, respectively. Substantially all of the Company's sales were denominated in US dollars.

     Gross margin. Gross margin for disk, flat panel and other was 36.9%, 35.3%, and 35.4% in 1996, 1995 and 1994, respectively. Gross margin increased in 1996 as the result of higher margins on disk sputtering systems during the first two quarters of 1996. The Company believes the historical margins experienced in 1994, 1995 and last two quarters of 1996 are more indicative of future margins than the gross margins attained in the first two quarters of 1996. Gross margin for MBE was 37.6% and 60.7% in 1995 and 1994, respectively. MBE gross margin was above historical levels at 60.7% in 1994 and 37.6% in 1995 due to the resale at high margins of used MBE machines that the Company retained after the sale of the MBE business.

     Research and development. Company funded research and development expense increased from $2.6 million in 1995 to $8.4 million in 1996. The $5.8 million increase was caused primarily by an increase in expenses related to the development of disk sputtering equipment and to a lesser extent increases in net expenses related to development of flat panel manufacturing equipment, laser texturing equipment and contact stop/start test equipment. Company funded research and development expense decreased from $3.5 million in 1994 to $2.6 million in 1995. The $0.9 million decrease was caused by a $1.1 million decrease in expenses related to the development of a flat panel display machine and a $0.2 million decrease in MBE research and development expenses, which were partially offset by a $0.4 million increase in research and development spending on disk sputtering equipment and the advanced technology division.

     Research and development expenses do not include costs of $1.3 million, $1.1 million, and $2.0 million that were incurred by the Company in 1996, 1995 and 1994, respectively, and reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese development partner. At December 31, 1996, all of the $5.5 million of funds available under this cost sharing agreement had been used. Future joint development under this agreement is contingent upon the Company's ability to negotiate further amendments to the development agreement. There can be no assurance that the Company will obtain further amendments to the development agreement.

     Selling, general and administrative. Selling, general and administrative expense totaled $8.4 million, $4.6 million and $2.2 million in 1996, 1995 and 1994, respectively, representing 9.5%, 10.6% and 11.0% of revenue. The $3.8 million increase in selling, general and administrative expenses from 1995 to 1996 was primarily the result of an increase in marketing and administrative costs related to increased sales of disk sputtering systems and, to a lesser extent, increased marketing and administrative costs at the Company's Lotus Technology Division, Advanced Technology Division, and San Jose Technology Division, approximately $282,000 of costs related to the cancellation of its proposed secondary stock offering in August 1996, and the increased costs of administering and insuring a public company as a result of the Company's November 21, 1995 initial public offering. The $2.4 million increase in selling, general and administrative expenses from 1994 to 1995 was primarily the result of increased marketing and administrative expenses related to increased sales of disk sputtering systems and, to a lesser extent, the increased costs of administering and insuring a public company as a result of the Company's November 21, 1995 initial public offering. These costs were driven by an increase in administrative headcount to support the Company's increased level of business and administrative activities.

     Other income (expense), net. Other income (expense), net totaled $1.4 million, $0.9 million, and $0.5 million, in 1996, 1995 and 1994, respectively. Other income during 1996 consisted primarily of deferred income recognized on the sale of the Company's interest in Chorus Corporation and interest income, and to a lesser extent early payment discounts, which were partially offset by interest expense. Other income during 1995 consisted primarily of interest income and, to a lesser extent, deferred income recognized on the sale of the Company's interest in Chorus Corporation. Other income during 1994 resulted primarily from interest income.

     Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue the night vision business. The Company sold its night vision business to Litton Systems, Inc. in May 1995. Accordingly, the results of operations data for the years ended December 31, 1996, 1995 and 1994 reflects the night vision business as a discontinued operation. Net revenues included in discontinued operations for the years ended December 31, 1995 and 1994 were $4.2 million and $18.4 million, respectively.

     Provision for (benefit from) income taxes. Income tax expense as a percentage of pretax income was 56%, 36% and 33% in 1996, 1995 and 1994, respectively. The Company's tax rate differs from the applicable statutory rates primarily due to non deductible expenses for acquired in-process research and development and goodwill amortization, state income taxes, the utilization of research and development tax credits, benefits from the Company's foreign sales corporation and tax exempt interest income.

     A net deferred tax asset of $4.0 million is reflected in the financial statements at December 31, 1996. Based on the Company's historical taxable income and projected future earnings, management believes that it is more likely than not that the Company will realize the benefit of this asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities in 1996 used cash of $5.7 million primarily due to aggregate increases in accounts receivable and inventories of $23.7 million, which were partially offset by net income of $5.0 million, $5.8 million non-cash expense for the write-off of acquired in-process research and development, $2.8 million of depreciation and amortization and a $5.3 million increase in customer advances.

     Investing activities in 1996 used cash of $14.6 million due to the net investment of $11.5 million of cash in the acquisitions of Cathode Technology Corporation, San Jose Technology Corporation, and Lotus Technologies, Inc. and the purchase of $3.9 million of property and equipment which was partially offset by $0.8 million of proceeds from the sale of the Company's Chorus Investment.

     Financing activities in 1996 generated $0.8 million of cash from the proceeds of the sale of the Company's common stock under its employee stock option and employee stock purchase plans.

     At December 31, 1996, the Company had $0.9 million of cash and cash equivalents. In addition, the Company has a $20.0 million revolving line of credit which expires May 1, 1997. Borrowings under the agreement are based on eligible receivables and inventory. Borrowings based on receivables bear interest at prime rate or the LIBOR rate plus 250 basis points and borrowings based on inventory bear interest at Prime rate plus 1% or the LIBOR rate plus 350 basis points. Borrowings under the line of credit are secured by substantially all the Company's assets. The line of credit agreement requires the Company to maintain certain financial ratios and other financial conditions.

     The Company intends to undertake approximately $4 million in capital expenditures during the next 12 months. The Company believes the existing cash and cash equivalent balances and credit facilities will be sufficient to meets its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of related businesses, products or technologies, which may require additional financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTEVAC, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors.....................................    24
Consolidated Balance Sheets...........................................................    25
Consolidated Statements of Income.....................................................    26
Consolidated Statements of Shareholders' Equity.......................................    27
Consolidated Statements of Cash Flows.................................................    28
Notes to Consolidated Financial Statements............................................    29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP
San Jose, California
January 20, 1997

                                 INTEVAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1996      1995
                                                                             -------   -------
ASSETS
Current assets:
  Cash and cash equivalents..............................................    $   938   $20,422
  Accounts receivable, net of allowances of $1,024 and $461 at December
     31, 1996 and 1995, respectively, and includes related party receivables of $199 at
     December 31, 1995...................................................     17,570     4,439
  Inventories, including $6,735 and $2,579 at customers at December 31,
     1996
     and 1995, respectively..............................................     25,666    16,468
  Short-term note receivable, arising from the sale of the investment in
     Chorus Corporation, net of allowance of $1,180 and $593 at December
     31, 1996
     and 1995, respectively..............................................         --       177
  Prepaid expenses and other current assets..............................        507       503
  Deferred tax assets....................................................      4,397     3,158
                                                                             -------   -------
Total current assets.....................................................     49,078    45,167
Equipment and leasehold improvements, at cost:
  Leasehold improvements.................................................      2,872     1,416
  Machinery and equipment................................................     10,269     3,909
                                                                             -------   -------
                                                                              13,141     5,325
  Accumulated depreciation and amortization..............................      3,868     1,846
                                                                             -------   -------
                                                                               9,273     3,479
Long-term note receivable, arising from sale of the investment in Chorus
  Corporation, net of allowance of $0 and $1,180 at December 31, 1996
  and 1995, respectively.................................................         --        --
Investment in 601 California Avenue LLC..................................      2,431     2,431
Goodwill, net of amortization of $951....................................      5,603        --
Other intangibles, net of amortization of $539...........................      1,698        --
Deferred tax assets and other assets.....................................          2        83
                                                                             -------   -------
          Total assets...................................................    $68,085   $51,160
                                                                             =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................................................    $ 1,252   $    --
  Accounts payable.......................................................      4,465     2,681
  Accrued payroll and related liabilities................................      1,937     1,075
  Accrued income taxes...................................................        799     2,616
  Accrued product warranties.............................................      2,266     1,190
  Other accrued liabilities..............................................      1,210       862
  Customer advances......................................................     20,702    14,436
  Net liabilities of discontinued operations.............................        600       980
                                                                             -------   -------
Total current liabilities................................................     33,231    23,840
Long-term debt...........................................................        730        --
Deferred tax liability...................................................        388        --
Commitments and contingencies............................................
Shareholders' equity:
  Undesignated Preferred Stock, no par value, 10,000 shares authorized,
     no shares issued and outstanding....................................         --        --
  Common stock, no par value:
     Authorized shares -- 50,000
     Issued and outstanding shares -- 12,449 and 12,248 at December 31,
      1996 and 1995, respectively........................................     16,747    15,304
  Retained earnings......................................................     16,989    12,016
                                                                             -------   -------
          Total shareholders' equity.....................................     33,736    27,320
                                                                             -------   -------
          Total liabilities and shareholders' equity.....................    $68,085   $51,160
                                                                             =======   =======

                            See accompanying notes.

                                 INTEVAC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Net revenues:
  Disk, flat panel, and other.................................  $88,232     $42,187     $18,266
  MBE.........................................................       --         695       2,185
                                                                -------     -------     -------
Total net revenues (includes related party revenues of $1,856 and $2,897 for the years ended December 31, 1995 and 1994,
  respectively)...............................................   88,232      42,882      20,451
Cost of net revenues:
  Disk, flat panel, and other.................................   55,652      27,280      11,799
  MBE.........................................................       --         434         858
                                                                -------     -------     -------
Total cost of net revenues....................................   55,652      27,714      12,657
                                                                -------     -------     -------
Gross profit..................................................   32,580      15,168       7,794
Operating expenses:
  Research and development....................................    8,425       2,603       3,515
  Selling, general, and administrative........................    8,391       4,550       2,248
  Acquired in-process research and development................    5,835          --          --
                                                                -------     -------     -------
Total operating expenses......................................   22,651       7,153       5,763
                                                                -------     -------     -------
Operating income..............................................    9,929       8,015       2,031
Interest expense..............................................     (175)        (13)        (63)
Interest income and other, net................................    1,569         942         533
                                                                -------     -------     -------
Income from continuing operations before income taxes.........   11,323       8,944       2,501
Provision for income taxes....................................    6,350       3,179         826
                                                                -------     -------     -------
Income from continuing operations.............................    4,973       5,765       1,675
Discontinued operations:
  (Loss) from discontinued operations, net of applicable
     income taxes.............................................       --         (63)       (267)
  Gain on disposal of discontinued operations including
     provision of $2,622 for estimated closing, environmental
     remediation and warranty costs, net of applicable income
     taxes....................................................       --       1,398          --
                                                                -------     -------     -------
Income (loss) from discontinued operations....................       --       1,335        (267)
                                                                -------     -------     -------
Net income....................................................  $ 4,973     $ 7,100     $ 1,408
                                                                =======     =======     =======
Per share:
  Income from continuing operations...........................  $  0.39     $  0.54     $  0.16
  Net income..................................................  $  0.39     $  0.67     $  0.14
Shares used in per share amounts..............................   12,901      10,606      10,285

                            See accompanying notes.

                                 INTEVAC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             SERIES A
                                            CONVERTIBLE
                                          PREFERRED STOCK      COMMON STOCK                    TOTAL
                                         -----------------   ----------------   RETAINED   SHAREHOLDER'S
                                         SHARES    AMOUNT    SHARES   AMOUNT    EARNINGS      EQUITY
                                         -------   -------   ------   -------   --------   -------------
Balance at January 1, 1994..............  13,020   $13,020      706   $   113   $  8,455      $21,588
  Sale of common stock under stock
     option plan........................      --        --       37        14         --           14
  Repurchase of common stock under stock
     option plan........................      --        --      (29)      (23)        --          (23)
  Net income............................      --        --       --        --      1,408        1,408
                                         -------   -------   ------   -------    -------      -------
Balance at December 31, 1994............  13,020    13,020      714       104      9,863       22,987
  Exchange of Series A Preferred Stock
     for common stock................... (13,020)  (13,020)   8,680     3,125         --       (9,895)
  Common stock dividend.................      --        --       --        --     (4,922)      (4,922)
  Redeemable Series 1 Preferred Stock
     dividend...........................      --        --       --        --        (25)         (25)
  Sale of common stock under stock
     option plan........................      --        --      557       174         --          174
  Repurchase of common stock under stock
     option plan........................      --        --       (3)       (4)        --           (4)
  Sale of common stock through initial
     public offering....................      --        --    2,300    11,905         --       11,905
  Net income............................      --        --       --        --      7,100        7,100
                                         -------   -------   ------   -------    -------      -------
Balance at December 31, 1995............      --        --   12,248    15,304     12,016       27,320
  Initial public offering costs.........      --        --       --        (7)        --           (7)
  Sale of common stock under stock
     option plan........................      --        --      139       438         --          438
  Sale of common stock under employee
     stock purchase plan................      --        --       62       322         --          322
  Income tax benefits realized from
     activity in employee stock plans...      --        --       --       690         --          690
  Net income............................      --        --       --        --      4,973        4,973
                                         -------   -------   ------   -------    -------      -------
Balance at December 31, 1996............      --   $    --   12,449   $16,747   $ 16,989      $33,736
                                         =======   =======   ======   =======    =======      =======

                            See accompanying notes.

                                 INTEVAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDING DECEMBER 31,
                                                                            -----------------------------
                                                                              1996       1995      1994
                                                                            --------   --------   -------
OPERATING ACTIVITIES
Income from continuing operations.......................................    $  4,973   $  5,765   $ 1,675
Income (loss) from discontinued operations..............................          --      1,335      (267)
                                                                            --------   --------   -------
Net income..............................................................       4,973      7,100     1,408
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
  Depreciation..........................................................       1,354        883     1,663
  Amortization of intangibles...........................................       1,490         --        --
  Acquired in-process research and development..........................       5,835         --        --
  Gain on sale of Chorus Investment.....................................        (593)        --        --
  Gain on disposition of discontinued operations........................          --     (1,398)       --
  Loss on disposal of equipment.........................................           5        219        --
  Changes in assets and liabilities:
    Accounts receivable.................................................     (12,344)     5,055    (3,829)
    Inventories.........................................................     (11,313)    (9,116)   (3,827)
    Prepaid expenses and other assets...................................      (1,132)       942     1,900
    Accounts payable....................................................       1,464      1,276      (953)
    Accrued payroll and other accrued liabilities.......................        (284)       676    (3,586)
    Customer advances...................................................       5,251      7,641     1,961
    Discontinued operations -- noncash changes and working capital
      changes...........................................................        (380)    (2,770)       --
                                                                            --------   --------   -------
Total adjustments.......................................................     (10,647)     3,408    (6,671)
                                                                            --------   --------   -------
Net cash and cash equivalents provided by (used in) operating
  activities............................................................      (5,674)    10,508    (5,263)
INVESTING ACTIVITIES
Purchase of short-term investments......................................      (2,571)    (3,001)   (9,084)
Proceeds from maturities of short-term investments......................       2,571      7,080     6,006
Purchase of equipment...................................................      (3,854)    (3,042)     (953)
Investment in Cathode Technology Corporation............................      (1,074)        --        --
Investment in San Jose Technology Corporation...........................      (2,270)        --        --
Investment in Lotus Technologies, Inc...................................      (8,135)        --        --
Payment for non-compete covenant........................................          --         --      (305)
Proceeds from sale of discontinued operations...........................          --      7,546        --
Proceeds from sale of Chorus Investment.................................         770        930        --
                                                                            --------   --------   -------
Net cash and cash equivalents provided by (used in) investing
  activities............................................................     (14,563)     9,513    (4,336)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..................................         753     12,079        14
Repurchase of common stock..............................................          --         (4)      (23)
Dividends on common stock...............................................          --     (4,922)       --
Dividends on redeemable Series 1 Preferred Stock........................          --        (25)       --
Exchange of Series A Preferred Stock for common stock...................          --     (9,895)       --
Redemption of redeemable Series 1 Preferred Stock.......................          --     (6,100)       --
                                                                            --------   --------   -------
Net cash and cash equivalents provided by (used in) financing
  activities............................................................         753     (8,867)       (9)
                                                                            --------   --------   -------
Net increase (decrease) in cash and cash equivalents....................     (19,484)    11,154    (9,608)
Cash and cash equivalents at beginning of period........................      20,422      9,268    18,876
                                                                            --------   --------   -------
Cash and cash equivalents at end of period..............................    $    938   $ 20,422   $ 9,268
                                                                            ========   ========   =======
Cash paid (received) for:
  Interest..............................................................    $    149   $     --   $    12
  Income taxes..........................................................       9,321      3,487        52
  Income tax refund.....................................................        (250)      (727)   (1,120)
Other noncash changes:
  Investment in Cathode Technology Corporation through assumption of
    notes payable.......................................................    $  1,980   $     --   $    --
  Inventories capitalized for internal use..............................       3,094         --        --
  Income tax benefit realized from activity in employee stock plans.....         690         --        --

                            See accompanying notes.

                                 INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND NATURE OF OPERATIONS

     Intevac, Inc. ("Intevac" or the "Company") was formed in October 1990 for the purpose of acquiring certain business assets and liabilities from Varian Associates, Inc. ("Varian"). In February 1991, certain agreements were entered into between Varian and the Company which provided for the transfer of the assets and business of Varian's disk sputtering equipment business, night vision device business and molecular beam epitaxy ("MBE") equipment business to Intevac.

     In October 1993, certain assets of the MBE business were exchanged for a 20% ownership in the outstanding stock of Chorus Corporation ("Chorus"), a manufacturer of MBE products. The Company retained the rights to sell certain residual assets of the MBE business not exchanged with Chorus Corporation. Disposition of these assets was completed during the first quarter of 1995. In the third quarter of 1995, the Company sold its investment interest in Chorus.

     In 1994, the Company purchased certain assets from Aktis Corporation and purchased certain patents from Baccarat Electronics, Inc. for $182,000 which formed the genesis of its Rapid Thermal Processing Operation ("RTP"). RTP developed a rapid thermal system for use in the production of flat panel displays under Advanced Research Project Agency ("ARPA") contracts. RTP delivered and sold its first RTP system in the first quarter of 1995 and a second RTP system in the first quarter of 1996.

     In the second quarter of 1995, the Company completed the sale of its night vision business to Litton Systems, Inc. for cash. The Company retained certain engineering personnel from the night vision business as well as some government contracts for research and development work in photocathodes, various applications of that technology, and development of processes for making thin-film transistors with sputtered materials. This activity was organized with the RTP business to form the Advanced Technology Division ("ATD"). ATD expects to continue this type of work and will seek continued customer support for research and development activities.

     In the first quarter of 1996, the Company purchased all of the outstanding stock of Cathode Technology Corporation ("Cathode"). Cathode designs and manufactures magnetron sputter sources for use in the Company's disk sputtering systems. This acquisition was accounted for under the purchase method. See Note 16 of Notes to Consolidated Financial Statements.

     In the second quarter of 1996, the Company purchased all of the outstanding stock of San Jose Technology Corp. ("SJT"). SJT is a manufacturer of systems used to lubricate thin-film disks. This acquisition was accounted for under the purchase method. See Note 16 of Notes to Consolidated Financial Statements.

     In the second quarter of 1996, the Company purchased all of the outstanding stock of Lotus Technologies, Inc. ("Lotus"). Lotus is a manufacturer of contact stop/start test equipment for disk drives and drive components. This acquisition was accounted for under the purchase method. See Note 16 of Notes to Consolidated Financial Statements.

     The Company is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250B system, enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore and a branch office in Taiwan.

                                 INTEVAC, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Intevac and its subsidiaries. All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Systems and Components -- Revenue for disk sputtering system sales is recognized upon customer acceptance. Revenue for other systems and for system component sales is recognized upon shipment.

     Service and Maintenance -- Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as services are performed.

     Technology Development -- The Company performs best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred.

     These contracts cover such projects as developing a sputtering process for thin-film transistors, developing technology for rapid thermal processing of glass substrates and developing of technology in the areas of EBCCD's, TE photocathodes and Electron Beam Sources. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Upon completion of each contract, each party will typically receive certain rights to the technical and computer software data developed under the contract. Some of these contracts are cost-sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company's costs in return for a joint interest to the Company's rights at the end of the contract.

     Net revenues and related cost of net revenues associated with these contracts were $3,265,000 and $3,758,000 for 1996, respectively, $1,210,000 and
$1,358,000 for 1995, respectively, and $258,000 and $373,000 for 1994, respectively.

  Warranty

     The Company's standard warranty provides for warranty for 2,000 hours of operation or up to twelve months from customer acceptance, whichever occurs first. During this warranty period any necessary non-consumable parts are supplied and installed. Non-system products are warranted for a period of up to twenty-four months from shipment. A provision for the estimated cost of warranty is recorded upon customer acceptance for systems and upon shipment for non-system products.

  International Distribution Costs

     The Company makes payments to agents and distributors under certain agreements related to international sales in return for obtaining orders and providing installation and warranty services. Payments to these agents and distributors are included in cost of net revenues. These amounts totaled approximately $3,743,000, $1,866,000 and $1,289,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for 1996, 1995 and 1994 were insignificant.

                                 INTEVAC, INC.

  Customer Advances

     Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and shipment of the systems. Customer advances related to systems that have not been shipped to customers included in accounts receivable represent $804,000 and $806,000 at December 31, 1996 and 1995, respectively.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Short-Term Investments

     Short-term investments consist principally of debt instruments with maturities between three and twelve months and are carried at fair value. These investments are typically short-term in nature and therefore bear minimal risk.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Cash and cash equivalents represent cash accounts and money market funds.

  Inventories

     Inventories for systems and components are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                       (IN THOUSANDS)
    Raw materials....................................................  $ 6,953     $ 2,900
    Work-in-progress.................................................   11,728      10,818
    Finished goods...................................................    6,985       2,750
                                                                       -------     -------
                                                                       $25,666     $16,468
                                                                       =======     =======

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. Profits and losses on dispositions are reflected in current operations.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally five to seven years for machinery and equipment. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

  Intangible Assets

     The Company amortizes intangible assets on a straight-line basis over the estimated useful lives, which range from 2 to 7 years.

                                 INTEVAC, INC.

  Income Taxes

     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109").

  Net Income Per Share

     Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the as-if-converted method) and from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented. Dividends paid to Series 1 preferred stockholders through the redemption of the Series 1 Preferred Stock in the third quarter of 1995 were $25,000. The impact on net income per share and net income applicable to common stock was not material.

  Employee Stock Plans

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  Financial Presentation

     Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

3.  CONCENTRATIONS

  Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents and accounts receivable. The Company generally invests its excess cash in money market funds and in variable rate municipal bonds, which have contracted maturities within one year. By policy, the Company's investments in commercial paper, certificates of deposit, Eurodollar time deposits, or bankers acceptances are rated A1/P1, or better. Investments in tax exempt or tax advantaged instruments, such as variable rate municipal bonds are rated A, or better. To date, the Company has not incurred losses related to these investments.

                                 INTEVAC, INC.

     The Company operates primarily in one business segment (subsequent to the discontinuance of the night vision business), which is to design, manufacture, and sell capital equipment used in high technology manufacturing and research activities. Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company performs credit evaluations of its customers' financial conditions and requires deposits on system orders but does not generally require collateral or other security to support customer receivables. Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13% respectively, of the Company's total net revenues during 1996. Seagate, HMT Technology and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues during 1995. Trace Storage Technology, Matsubo, Seagate, Varian Associates and Komag accounted for 25%, 15% 13%, 12% and 10%, respectively, of the Company's total net revenues during 1994. The Company's largest customers purchase disk-sputtering systems and change from period to period as thin-film disk fabrication facilities are built or expanded.

  Products

     Disk sputtering equipment contributed a significant portion of the Company's revenues and profits in 1996. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive disk sputtering equipment.

  Markets

     The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements, new product introductions and enhancements. The market for disk sputtering systems is primarily dependent upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. In addition, the cyclicality of the disk drive industry, among other factors, may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems.

  Materials

     In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. The Company has implemented a key supplier program in which it appoints certain key vendors as sole suppliers for certain parts with the goal of improving response time and reducing costs. In addition, the Company makes extensive use of suppliers serving the semiconductor equipment business and such suppliers may choose to give priority to their semiconductor equipment customers that are much larger than the Company. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for inventory, parts and other supplies, seek alternative sources of supply, delay its ability to ship its products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations.

  Inventories

     Given the volatility of the market, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, such backlog demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

                                 INTEVAC, INC.

  Competition

     The Company experiences intense competition worldwide from three principal competitors, each of which has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

  Export Net Revenues

     Export net revenues by geographic region were as follows (in thousands):

                            YEAR ENDED                             FAR     REST OF
                          DECEMBER 31,                            EAST      WORLD     TOTAL
    ---------------------------------------------------------    -------   -------   -------
      1996...................................................    $36,315    $  57    $36,372
      1995...................................................      7,954      723      8,677
      1994...................................................      8,231       13      8,244

     Export sales do not include systems purchased by domestic corporations, but delivered to international locations. Those shipments accounted for approximately 28% of revenue in 1996. Export sales are likely to continue to account for a substantial portion of net revenues in the future. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's export sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

4.  DISCONTINUED OPERATIONS

     In 1992, the Company was notified by the U.S. Army that the night vision business had not been awarded the next phase of a significant production contract that was critical to the business.

     In the first quarter of 1995, the Company adopted a formal plan to discontinue the operations of its night vision business. Accordingly, the consolidated statements of operations and cash flows for all periods presented reflect the night vision operations as discontinued. In the second quarter of 1995, the Company sold its night vision business to Litton Systems, Inc. for cash of $7,546,000. The terms of the sale of the night vision business required the Company to indemnify Litton Systems, Inc. for certain potential warranty and environmental claims. In connection with this sale, the Company recorded a net gain on disposal of $2,254,000 ($1,398,000 after tax, or $0.13 per share) as follows:

    Gain on sale, less applicable income taxes of $1,007,000...............    $1,645,000
    Operating losses from April 1, 1995 to May 5, 1995, net of applicable
      benefit from income taxes of $151,000................................      (247,000)
                                                                               ----------
                                                                               $1,398,000
                                                                               ==========

                                 INTEVAC, INC.

     In connection with this sale, the Company reduced the gain by a charge of $2,622,000 ($1,626,000 after tax, or $0.15 per share) for costs associated with the sale. The significant components of this charge included $795,000 for warranty costs, $680,000 for estimated environmental remediation costs associated with the site of the night vision operations, and $476,000 for write-offs of certain prepaid expenses and other assets. Remediation efforts were largely completed in 1996. Warranty on all products shipped by the business will expire in November 1997. The remaining accrual associated with closing the business is $745,000 at December 31, 1996. Although management believes that the reserves remaining will cover any obligations the Company may have, with respect to the night vision operations and its occupancy of the Palo Alto site, there can be no assurance that such reserves will be adequate, or that there will not be a material impact in the near term on the financial statements presented.

     Net revenues of the night vision business included in discontinued operations were $4,221,000 and $18,356,000 for the years ended December 31, 1995 and 1994, respectively. The income (loss) from discontinued operations were net of a provision (benefit) for income taxes of $(163,000) and $893,000 for the years ended December 31, 1995 and 1994, respectively.

5.  INVESTMENT IN 601 CALIFORNIA AVENUE LLC

     In the third quarter of 1995, the Company entered into a Limited Liability Company Operating Agreement ("the Operating Agreement") which expires December 31, 2015 with 601 California Avenue LLC (the "LLC"), a California limited liability company formed and owned by the Company and certain shareholders of the Company. The LLC was formed for the purpose of removing the buildings, remediation and the development of an office building at the site of the Company's discontinued night vision business (the "Site"). Under the Operating Agreement, the Company transferred its leasehold interest in the Site in exchange for a preferred share in the LLC, having an aggregate liquidation preference equal to $3,900,000 (unaudited), and the remaining shareholders of the LLC contributed cash of approximately $1,053,000 (unaudited). The Company's preferred share votes with the common shares and has one vote out of 1,001, except for votes on the sale, transfer or lease of the Site, the LLC or changes to the rights of the preferred share as to which approval of the holder of the preferred share is required. The leasehold interest in the Site is with the Board of Trustees of the Leland Stanford Junior University ("Stanford"). The leasehold interest is fully paid and expires in the year 2053. The fair market value of the leasehold interest in the Site was determined by an independent appraiser to be $3,900,000 (unaudited). The Company is accounting for the investment under the cost recovery method and has recorded its investment in the LLC at approximately $2,431,000, which represents the Company's historical carrying value of the leasehold interest in the Site which the Company believes is less than the net realizable value. The Company and the LLC have cross-indemnified each other for potential environmental claims relating to acts prior to and subsequent to the transfer of the Site, respectively. Per the Operating Agreement, the Company is not required to contribute additional capital to the LLC. The preferred share in the LLC accrues an annual 10% cumulative preferred return. The cumulative preferred return is not payable until the property is developed and generating positive operating cash flow, which among other factors, is dependent on the LLC obtaining additional financing, performing site environmental remediation for which Varian has made certain indemnifications, developing the Site, and negotiating a favorable lease(s).

     During 1996, the buildings on the Site were remediated, closed and demolished, the LLC formed a joint venture with Stanford ("Stanford JV") to develop the property, the Stanford JV received approval from the City of Palo Alto for its redevelopment plans, and the Stanford JV signed an 11 year lease with a tenant for 75% of the proposed redevelopment (unaudited).

                                 INTEVAC, INC.

6.  INVESTMENT IN CHORUS CORPORATION

     In 1993, the Company sold its MBE operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. The investment is accounted for under the equity method. The net effect of the Company's share of Chorus' net income (loss) is included in other income (expense), net and was $165,000 and $(2,000) for the years ended December 31, 1995 and 1994, respectively.

     Certain MBE inventory, sufficient to fill MBE's backlog, was not sold to Chorus. However, Chorus used this inventory to complete the backlog sales and reimbursed the Company for the cost of this inventory upon completion of the sale. A receivable of $249,000 was recorded in the Company's financial statements at December 31, 1994 for the cost of such inventory. In addition, the Company retained the rights to sell certain other residual used systems of the MBE business that were not exchanged with Chorus. The sale of these used systems was completed during the first quarter of 1995.

     In the third quarter of 1995, the Company sold its 20% investment interest in Chorus, which represented 1,250,000 shares of Chorus stock to an individual for $500,000 in cash and a note for $2,380,000. This note bears interest at 12.5% per year with principal and interest payable in installments through August 1997. The note is secured by 1,033,000 shares of Chorus stock. The sales price of the Chorus stock exceeded the net carrying value of the Company's investment in Chorus by approximately $1,800,000. Due to the inherent uncertainties regarding the performance of an individual making the remaining installment payments on the note, the Company deferred the gain on the sale and is recognizing it under the cost recovery method. Under the cost-recovery method, no profit is recognized until cash payments by the individual buyer, including principal and interest on debt due to the Company, exceed the Company's net carrying value of its investment. The December 31, 1996 note receivable reserve of approximately $1,180,000 represents the deferred gain under the cost-recovery method.

7.  LINE OF CREDIT

     In September 1996, the Company entered into a Business Loan Agreement with two banks which provides for a total of $20.0 million in available borrowings based on eligible receivables and inventory. This agreement replaces the Company's prior line of credit. The agreement is for a revolving line of credit, which is available until May 1, 1997, when the outstanding principal will be payable. The line of credit bears interest, at the option of the Company, at the prime rate, or the London Interbank Offering Rate (LIBOR) plus 250 basis points for receivable advances and at the prime rate plus one percent, or the LIBOR plus 350 basis points for inventory advances. Interest on outstanding Prime Rate Advances is due monthly and interest on LIBOR Advances is due at the end of the Interest Period as elected by the borrower. The Interest Period can be one, three or six months. In the event of default, interest on the outstanding loan increases to 5.00% above the interest rate applicable immediately prior to the default.

     As of December 31, 1996, the Company had secured its $2,000,000 note related to the purchase of Cathode with a stand-by letter of credit under its Business Loan Agreement. No additional amounts were outstanding under the agreement. The Company is required to maintain certain financial ratios and other financial conditions including restrictions on its ability to pay any dividends. Borrowings under the line of credit are secured by substantially all of the Company's assets.

8.  COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 1999. The facility leases require the Company to pay for all normal maintenance costs.

                                 INTEVAC, INC.

     Future minimum rental payments under these leases at December 31, 1996 are as follows (in thousands):

                1997..............................................    $1,195
                1998..............................................     1,074
                1999..............................................       519

     Gross rental expense was approximately $1,166,000, $675,000 and $1,212,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Offsetting rental expense for the periods ending December 31, 1995 and 1994 was sublease income of $14,000 and $739,000, respectively.

  Contingencies

     In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified the Company that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. There can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's financial position or results of operations. However, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

9.  EMPLOYEE BENEFIT PLAN

     In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made contributions of $109,000, $112,000 and $134,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Administrative expenses relating to the plan are insignificant.

10.  REDEEMABLE PREFERRED STOCK

     On February 15, 1991, Intevac issued 610,000 shares of nonvoting redeemable Series 1 Preferred Stock to Varian. In 1995, the Company redeemed the shares of nonvoting redeemable Series 1 Preferred Stock held by Varian for $6,100,000 and paid dividends of $25,000 prior to the redemption.

11.  SHAREHOLDERS' EQUITY

     The Company's Articles of Incorporation authorizes 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

  Convertible Preferred Stock

     In the third quarter of 1995, the Series A convertible preferred shareholders of the Company exchanged all of the outstanding shares of Series A convertible preferred stock of the Company for common stock and cash. Each share of preferred stock was exchanged for two-thirds of a share of common stock and a cash payment of $0.76 which was based on a valuation from an independent appraiser. As a result of the exchange, 13,020,000 shares of convertible preferred stock were exchanged for 8,680,000 shares of common stock, and the Company's total cash payment was approximately $9,895,000 to the Series A convertible preferred shareholders. The Series A and B preferred stock were convertible into two-thirds of a share of common stock, at the option of the holder, subject to certain antidilution adjustments.

                                 INTEVAC, INC.

  Common Stock Dividend

     In 1995, subsequent to the convertible preferred stock exchange described above, the Company paid a one time dividend of $0.495 per outstanding share of common stock. The Company paid a cash dividend on 9,929,303 shares of approximately $4,922,000 to the common shareholders. The Company has no plans to pay dividends in the future.

  Stock Option/Stock Issuance Plans

     The Board of Directors approved the 1991 Stock Option/Stock Issuance Plan (the "1991 Plan") in 1991. The maximum number of shares that may be issued over the term of the 1991 Plan is 2,666,667 shares.

     The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors.

     In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/Stock Issuance Plan under which employees, nonemployee directors, and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date, and
(ii) the 1995 Employee Stock Purchase Plan. The 1995 Stock Option/Stock Issuance Plan is intended to serve as the successor equity incentive program to the Company's 1991 Stock Option/Stock Issuance Plan. 1,882,013 shares of common stock have been authorized for issuance, comprised of the shares which remain available for issuance under the 1991 Stock Option/Stock Issuance Plan, including the shares subject to outstanding options and an additional increase of approximately 515,000 shares. Options granted under the 1995 Stock Option/Stock Issuance Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

     Options granted under the 1991 Stock Option/Stock Issuance Plan are immediately exercisable, however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. Shares that are not vested may be repurchased by the Company. Options to purchase 167,438, 129,135 and 578,457 shares were vested at December 31, 1996, 1995 and 1994, respectively. Shares totaling 21,750, 50,667 and 212,043 were subject to repurchase at December 31, 1996, 1995 and 1994, respectively.

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.32% to 6.25% and from 5.26% to 6.37% for 1995 and 1996, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.67, and a weighted-average expected life of the option of 0.25 years beyond each respective vesting period. Options granted prior to the Company's Initial Public Offering in November 1995 have a volatility factor of 0.0.

                                 INTEVAC, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to participating employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 80% of eligible employees have participated in the Plan in 1995 and 1996. Under the Plan, the Company sold 62,467 shares to employees in 1996. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1995 and 1996: dividend yield of 0.0%; an expected life ranging up to 2.2 years (the offering period ends January 31, 1998 for all subscription periods); expected volatility factor of 0.67; and a risk free interest rate of 5.77%. The weighted average fair value of those purchase rights granted in November 1995, February 1996 and August 1996 were $3.04, $3.80 and $5.57, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996       1995
                                                                 ------     ------
                                                                  (IN THOUSANDS,
                                                                 EXCEPT PER SHARE
                                                                 DATA)
            Pro forma net income...............................  $3,878     $6,985
            Pro forma earnings per share.......................  $ 0.30     $ 0.66

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     1996                          1995                        1994
                          ---------------------------   --------------------------   -------------------------
                                     WEIGHTED-AVERAGE             WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                           OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                          ---------  ----------------   --------  ----------------   -------  ----------------
Outstanding -- beginning
  of year...............    931,637       $ 4.25         797,144       $ 0.53        741,151       $ 0.30
  Granted...............    585,000        12.13         707,980         5.28         99,992         2.18
  Exercised.............   (138,444)        3.16        (556,822)        0.31        (37,333)        0.36
  Forfeited.............   (112,251)        5.43         (16,665)        1.28         (6,666)        0.75
Outstanding -- end of
  year..................  1,265,942         7.91         931,637         4.25        797,144         0.53
Exercisable at end of
  year..................    667,942       $ 4.40         888,637       $ 4.16        797,144       $ 0.53
Weighted-average fair
  value of options
  granted during the
  year..................                  $ 5.87                       $ 1.01

                                 INTEVAC, INC.

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1996

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        ---------------------------------------------------------     ------------------------------------
                             NUMBER           WEIGHTED AVERAGE        WEIGHTED             NUMBER              WEIGHTED
     RANGE OF           OUTSTANDING AS OF        REMAINING            AVERAGE         EXERCISABLE AS OF        AVERAGE
  EXERCISE PRICES       DECEMBER 31, 1996     CONTRACTUAL LIFE     EXERCISE PRICE     DECEMBER 31, 1996     EXERCISE PRICE
-------------------     -----------------     ----------------     --------------     -----------------     --------------
$ 0.150  -- $ 2.175           239,120               7.09               $ 1.47              239,120              $ 1.47
$ 6.000  -- $ 6.000           441,322               8.62               $ 6.00              418,822              $ 6.00
$ 7.500  -- $ 7.625           260,000               9.25               $ 7.62               10,000              $ 7.50
$11.000  -- $16.000           155,500               9.70               $12.04                   --                  --
$17.750  -- $21.250           170,000               9.42               $18.58                   --                  --
                             --------               ----             --------              -------            --------
$ 0.150  -- $21.250         1,265,942               8.70               $ 7.91              667,942              $ 4.40

12.  RELATED PARTY TRANSACTIONS

     Kaiser Aerospace & Electronics Corporation ("Kaiser") is a related party resulting from their stock interest in the Company. Kaiser owned approximately 45% and 46% of the outstanding common stock at December 31, 1996 and December 31, 1995, respectively. Varian was a related party until August 1995 when the nonvoting preferred stock was redeemed.

     The Company had system and product sales to Varian of $1,844,000 and $2,491,000 for the years ended December 31, 1995 and 1994, respectively. The Company paid rent to Varian of approximately $1,056,000 during the year ended December 31, 1994. No rent was paid to Varian in 1995. At December 31, 1995, $199,000 was due from Varian. The Company has been a subcontractor to Kaiser on certain government contracts and recognized revenues of approximately $12,000 and $406,000 for the years ended December 31, 1995 and 1994, respectively. Gross margins on these contracts for the years ended December 31, 1995 and 1994 were insignificant. In 1995, final settlement was reached on a cost-type contract, which resulted in the Company receiving $12,000 from Kaiser. The Company has not been a subcontractor to Kaiser during 1996.

     Gross margins realized on related party transactions have not been materially different from the gross margins realized on similar types of transactions with unaffiliated customers. Management believes rent paid to Varian was made on terms no more favorable to the Company than could have been obtained from an unaffiliated third party.

13.  INCOME TAXES

     The provision for income taxes attributable to continuing operations consists of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1996       1995      1994
                                                                 ------     ------     ----
    Federal:
      Current..................................................  $5,761     $2,853     $ 76
      Deferred.................................................    (292)      (109)     633
                                                                 ------     ------     ----
                                                                  5,469      2,744      709
    State:
      Current..................................................   1,362         99       --
      Deferred.................................................    (481)       336      117
                                                                 ------     ------     ----
                                                                    881        435      117
                                                                 ------     ------     ----
              Total............................................  $6,350     $3,179     $826
                                                                 ======     ======     ====

                                 INTEVAC, INC.

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduce taxes currently payable for 1996 as shown above by $690,000. Such benefits are credited to shareholders' equity when realized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
    Deferred tax assets:
      Discontinued operations reserve..................................  $  316     $  809
      Vacation accrual.................................................     333        264
      Warranty reserve.................................................   1,011        454
      Deferred investment gain.........................................     168        202
      Bad debt reserve.................................................     447        235
      Inventory valuation..............................................   2,110      1,051
      Other............................................................     344        683
                                                                         ------     ------
                                                                          4,729      3,698
    Valuation allowance for deferred tax assets........................      --       (462)
                                                                         ------     ------
    Total deferred tax assets..........................................  $4,729     $3,236
                                                                         ------     ------
    Deferred tax liabilities:
      Purchased technology.............................................  $  569     $   --
      Other............................................................     151         --
                                                                         ------     ------
    Total deferred tax liabilities.....................................  $  720     $   --
                                                                         ------     ------
    Net deferred tax assets............................................  $4,009     $3,236
                                                                         ======     ======

     The valuation allowance of $462,000 at December 31, 1995 relates to certain future state income tax deductions. The valuation allowance for the years ended December 31, 1996 and 1995 decreased by $462,000 and $400,000, respectively.

     A reconciliation of the income tax provision at the federal statutory rate of 35% in 1996 and 1995 and 34% in 1994 to the income tax provision at the effective tax rate is as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1996       1995      1994
                                                                 ------     ------     ----
    Income taxes computed at the federal statutory rate........  $3,963     $3,130     $850
    State taxes (net of federal benefit).......................     573        283       90
    Acquired in-process research and development...............   2,042         --       --
    Foreign Sales Corporation benefit..........................    (525)      (140)      --
    Tax exempt income..........................................     (56)       (92)    (125)
    Goodwill amortization......................................     335         --       --
    Research credit............................................      --         --      (51)
    Other......................................................      18         (2)      62
                                                                 ------     ------     ----
              Total............................................  $6,350     $3,179     $826
                                                                 ======     ======     ====

                                 INTEVAC, INC.

     The Company's effective tax rates for the years ended December 31, 1996, 1995 and 1994 were 56.1%, 35.5% and 33.0%, respectively.

14.  RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $5,450,000. At December 31, 1996, the Company had received $5,450,000 under the contract. Qualifying costs of approximately $3,283,000, $1,958,000 and $3,994,000 for the years ended December 31, 1996, 1995, and 1994, respectively, were incurred on this project, resulting in offsets against research and development costs of approximately $1,347,000, $1,130,000 and $1,997,000 in 1996, 1995 and 1994, respectively.

     As of December 31, 1996, all of the $5,450,000 advance had been applied to qualifying costs. The Company and its Japanese partner are discussing further joint development work on the project. There can be no assurance that the Company and its development partner will reach agreement on further joint funding or cooperation.

     Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

15.  QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 30,   JUNE 29,   SEPTEMBER 28,   DECEMBER 31,
                                                   1996        1996         1996            1996
                                                 ---------   --------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net sales................................     $15,126    $ 20,235      $24,603        $ 28,268
    Gross profit.............................       5,923       8,007        8,560          10,090
    Net income (loss)........................       1,897      (3,225)       2,799           3,502
    Net income (loss) per share..............     $  0.15    $  (0.26)     $  0.22        $   0.27

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 APRIL 1,    JULY 1,    SEPTEMBER 30,   DECEMBER 31,
                                                   1995        1995         1995            1995
                                                 ---------   --------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net sales................................     $ 5,369    $ 11,105      $12,071        $ 14,337
    Gross profit.............................       1,691       3,989        4,369           5,119
    Net income...............................       1,802       1,637        1,730           1,931
    Net income per share.....................     $  0.18    $   0.16      $  0.16        $   0.17

16.  ACQUISITIONS

     In January, 1996, the Company acquired Cathode for $1,060,000 cash and notes in the aggregate amount of $2,000,000, secured by a $2,000,000 standby letter of credit payable upon default of the note, and acquisitions costs of $14,000. The notes bear interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note are made quarterly based on unit sales of the Cathode sputter sources. Any remaining balance on the notes on January 24, 2001 is due in full regardless of sputter source sales. Cathode licenses its patented magnetron sputter source technology from Alum Rock Technology, Inc. ("Alum Rock") for a royalty of 2.5% of sales of Cathode sputter sources. As part of the transaction the Company received from

                                 INTEVAC, INC.

Alum Rock: (1) an exclusive license to use Alum Rock's technology in the disk sputtering business, (2) a non-exclusive license to use Alum Rock's technology in other business, and (3) an option to purchase Alum Rock's patents for $1,000,000. The Company has also entered into five year non-compete agreements with the principals of Cathode and Alum Rock.

     Goodwill of $2,855,000 related to the Cathode acquisition is being amortized over seven years and $200,000 assigned to a non-compete agreement will be amortized over 5 years. Accumulated amortization at December 31, 1996 is $442,000 for these intangible assets.

     On May 3, 1996, the Company completed the acquisition of the outstanding stock of SJT. The total purchase price was $3,700,000 and acquisition costs were $15,000. Current technology of $786,000 related to the SJT acquisition is being amortized over 2 years and $100,000 assigned to a non-compete agreement will be amortized over 5 years. Goodwill of $375,000 created by the deferred tax liability on the SJT acquisition is being amortized over 2 years. Accumulated amortization at December 31, 1996 is $400,000 for these intangible assets.

     On June 6, 1996, the Company completed the acquisition of the outstanding stock of Lotus. The total purchase price was $8,320,000 and acquisition costs were $15,000. Goodwill of $2,863,000 related to the Lotus acquisition is being amortized over 5 years while $1,015,000 assigned to current technology and $136,000 assigned to a non-compete agreement will be amortized over 3 years. Goodwill of $461,000 created by the deferred tax liability on the Lotus acquisition is being amortized over 3 years. Accumulated amortization at December 31, 1996 is $648,000 for these intangible assets.

     Results for SJT and Lotus are included in the Consolidated Statements of Income beginning in May 1996 and June 1996, respectively. The following unaudited pro forma information assumes the acquisitions occurred at the beginning of each year presented:

                                                                               YEARS ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                  DATA)
Net sales................................................................  $91,938     $48,290
Income from continuing operations........................................   10,608       4,656
Net income...............................................................   10,608       5,991
Per share:
  Income from continuing operations......................................  $  0.82     $  0.44
  Net income.............................................................  $  0.82     $  0.56

     The pro forma information excludes the $5.8 million write-off of acquired in process research and development.

                                 INTEVAC, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" under Item 4 in
Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Annual Report on Form 10-K.

     1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

          Report of Ernst & Young, LLP, Independent Auditors

          Consolidated Balance Sheets -- December 31, 1996 and 1995

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements -- Years Ended December 31, 1996, 1995 and 1994

                                 INTEVAC, INC.

     2. Financial Statement Schedules.

     The following financial statement schedule of Intevac, Inc. is filed pursuant to Part IV, Item 14(a) of this Annual Report on Form 10-K:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
 10.1    Stock Purchase Agreement by and among Lotus Technologies, Inc., Lewis Lipton, Dennis
         Stork, Steve Romine & Intevac, Inc., dated June 6, 1996
 11.1    Computation of Net Income Per Share
 21.1    Subsidiaries of the Registrant
 23.1    Consent of Ernst & Young LLP, Independent Auditors
 24.1    Power of Attorney (see page 46)
 27.1    Financial Data Schedule

---------------
     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 1997.

                                          INTEVAC, INC.

                                          By:     /s/ CHARLES B. EDDY III

                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman H. Pond and Charles B. Eddy III, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                          DATE
-----------------------------------  ---------------------------------------  ------------------

        /s/ NORMAN H. POND           Chairman of the Board, President and       February 6, 1997
-----------------------------------    Chief Executive Officer (Principal
         (Norman H. Pond)              Executive Officer)

      /s/ CHARLES B. EDDY III        Vice President, Finance and                February 6, 1997
-----------------------------------    Administration, Chief Financial
       (Charles B. Eddy III)           Officer Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)
        /s/ JOHN R. DOUGERY          Director                                   February 6, 1997
-----------------------------------
         (John R. Dougery)

         /s/ EDWARD DURBIN           Director                                   February 6, 1997
-----------------------------------
          (Edward Durbin)

       /s/ DAVID N. LAMBETH          Director                                   February 6, 1997
-----------------------------------
        (David N. Lambeth)

        /s/ H. JOSEPH SMEAD          Director                                   February 6, 1997
-----------------------------------
         (H. Joseph Smead)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 INTEVAC, INC.

                                  BALANCE                 ADDITIONS
                                    AT       ------------------------------------                         BALANCE AT
                                 BEGINNING   CHARGED TO COSTS   CHARGED TO OTHER                             END
          DESCRIPTION            OF PERIOD     AND EXPENSES     ACCOUNTS-DESCRIBE   DEDUCTIONS-DESCRIBE   OF PERIOD
-------------------------------  ---------   ----------------   -----------------   -------------------   ----------
Year ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $ 193,762       $ 13,689              $ 0               $ 101,866        $  105,585
Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $ 105,585       $524,953              $ 0               $ 169,909(1)     $  460,629
Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $ 460,629       $589,712              $ 0               $  25,900        $1,024,441

---------------
(1) Includes $95,000 transferred to net assets of discontinued operations.