Form 10-Q
period 1997-03-29
INTEVAC INC
filed 1997-05-08
CIK 1001902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On March 29, 1997 approximately 12,532,584 shares of the Registrant's Common Stock, no par value, were outstanding.

================================================================================

                                 INTEVAC, INC.

                                     INDEX

  NO.                                                                                      PAGE
--------                                                                                   ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets..........................................     3
          Condensed Consolidated Statements of Income....................................     4
          Condensed Consolidated Statements of Cash Flows................................     5
          Notes to Consolidated Financial Statements.....................................     6
          Management's Discussion and Analysis of Financial Condition and Results of
ITEM 2.   Operations.....................................................................     9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................................    19
ITEM 2.   Changes in Securities..........................................................    19
ITEM 3.   Defaults Upon Senior Securities................................................    19
ITEM 4.   Submission of Matters to a Vote of Security-Holders............................    19
ITEM 5.   Other Information..............................................................    19
ITEM 6.   Exhibits and Reports on Form 8-K...............................................    19

SIGNATURES...............................................................................    21

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       MARCH 29,     DECEMBER 31,
                                                                         1997            1996
                                                                      -----------     -----------
                                                                      (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.........................................   $   4,632        $   938
  Short-term investments............................................      58,537             --
  Accounts receivable, net of allowances of $1,256 and $1,024 at
     March 29, 1997 and December 31, 1996, respectively.............      12,487         17,570
  Inventories.......................................................      28,617         25,666
  Short-term note receivable, net of allowance of $790 and $1,180 at
     March 29, 1997 and December 31, 1996, respectively.............          --             --
  Prepaid expenses and other current assets.........................         754            507
  Deferred tax asset................................................       4,397          4,397
                                                                        --------        -------
          Total current assets......................................     109,424         49,078
Property, plant, and equipment, net.................................       9,961          9,273
Long-term investments...............................................       2,081             --
Investment in 601 California Avenue LLC.............................       2,431          2,431
Goodwill and other intangibles......................................       6,762          7,301
Debt issuance costs.................................................       2,297             --
Deferred tax assets and other assets................................           2              2
                                                                        --------        -------
          Total assets..............................................   $ 132,958        $68,085
                                                                        ========        =======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................................   $   1,230        $ 1,252
  Accounts payable..................................................       5,820          4,465
  Accrued payroll and related liabilities...........................       1,537          1,937
  Other accrued liabilities.........................................       8,971          4,275
  Customer advances.................................................      18,607         20,702
  Net liabilities of discontinued operations........................         583            600
                                                                        --------        -------
          Total current liabilities.................................      36,748         33,231
Convertible notes...................................................      57,500             --
Long-term notes payable.............................................         730            730
Deferred tax liability..............................................         406            388
Shareholders' equity:
  Common stock, no par value........................................      17,169         16,747
  Retained earnings.................................................      20,405         16,989
                                                                        --------        -------
          Total shareholders' equity................................      37,574         33,736
                                                                        --------        -------
          Total liabilities and shareholders' equity................   $ 132,958        $68,085
                                                                        ========        =======

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                      -------------------------
                                                                      March 29,        March 30,
                                                                        1997             1996
                                                                      --------         --------
Net revenues........................................................  $31,141          $15,126
Cost of net revenues................................................   20,997            9,203
                                                                      -------          -------
Gross profit........................................................   10,144            5,923
Operating expenses:
  Research and development..........................................    2,560            1,379
  Selling, general, and administrative..............................    2,600            1,887
                                                                      -------          -------
          Total operating expenses..................................    5,160            3,266
                                                                      -------          -------
Operating income....................................................    4,984            2,657
Interest expense....................................................     (400)             (26)
Interest income and other, net......................................      755              287
                                                                      -------          -------
Income from continuing operations before income taxes...............    5,339            2,918
Provision for income taxes..........................................    1,923            1,021
                                                                      -------          -------
Net income..........................................................  $ 3,416          $ 1,897
                                                                      =======          =======
Net income per share................................................    $0.26            $0.15
Shares used in per share amounts....................................   13,114           12,631

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                     -------------------------
                                                                     March 29,        March 30,
                                                                       1997             1996
                                                                     --------         --------
OPERATING ACTIVITIES
Net income.........................................................  $  3,416         $ 1,897
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
  Depreciation and amortization....................................     1,131             335
  Gain on sale of Chorus Investment................................      (390)             --
  Loss on disposal of equipment....................................        16              --
  Changes in assets and liabilities................................     5,442          (3,506)
                                                                     --------         -------
Total adjustments..................................................     6,199          (3,171)
                                                                     --------         -------
Net cash and cash equivalents provided by (used in) operating
  activities.......................................................     9,615          (1,274)
INVESTING ACTIVITIES
Purchase of investments............................................   (60,618)         (2,571)
Proceeds from sale of Chorus Investment............................       390              --
Investment in Cathode Technology Corporation.......................        --          (1,074)
Purchase of leasehold improvements and equipment...................    (1,268)         (1,385)
                                                                     --------         -------
Net cash and cash equivalents used in investing activities.........   (61,496)         (5,030)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement......................        (2)             --
Notes payable repayments...........................................       (20)             --
Proceeds from issuance of common stock.............................       422               1
Proceeds from convertible bond offering............................    55,175              --
                                                                     --------         -------
Net cash and cash equivalents provided by financing activities.....    55,575               1
                                                                     --------         -------
Net increase (decrease) in cash and cash equivalents...............     3,694          (6,303)
Cash and cash equivalents at beginning of period...................       938          20,422
                                                                     --------         -------
Cash and cash equivalents at end of period.........................  $  4,632         $14,119
                                                                     ========         =======
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest.........................................................  $     46         $    --
  Income taxes.....................................................       300           1,850
Other non-cash changes:
  Investment in Cathode Technology Corporation through assumption
     of notes payable..............................................  $     --         $ 1,980

                            See accompanying notes.

                                 INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250B, which is the fourth generation of the Company's Magnetic Disk Processing ("MDP") system, enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems and related manufacturing equipment to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established a subsidiary in Singapore and a branch office in Taiwan to support its customers in Southeast Asia.

     The Company also realizes revenues from the sales of system components and from contract research and development activities. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel display ("FPD") industry.

     The financial information at March 29, 1997 and for the three-month periods ended March 29, 1997 and March 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     The results for the three-month period ended March 29, 1997 are not considered indicative of the results to be expected for any future period or for the entire year.

 2. INVESTMENTS

     The Company invests its excess cash in high-quality debt instruments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 29, 1997 all of the Company's marketable investments were designated as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The amortized cost of available-for-sale debt securities is adjusted for the amortization and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on the investments are included in interest income.

                                 INTEVAC, INC.

     The following is a summary of the Company's available-for-sale securities:

                                                                           MARCH 29,
                                                                              1997
                                                                         --------------
                                                                         (IN THOUSANDS)
        Tax-exempt municipal bonds.....................................     $ 60,618

        Amounts included in short-term investments.....................     $ 58,537
        Amounts included in long-term investments......................        2,081
                                                                             -------
                                                                            $ 60,618
                                                                             =======

     At March 29, 1997, the carrying amount of securities approximated the fair value (quoted market price), and the amount of unrealized gain or loss was not significant. Gross realized gains and losses for the first quarter of 1997 were not significant. The long-term investments are due within one year to fourteen months.

 3. INVENTORIES

     The components of inventory consist of the following:

                                                               MARCH 29,     DECEMBER 31,
                                                                 1997            1996
                                                               ---------     ------------
                                                                     (IN THOUSANDS)
        Raw materials........................................   $ 9,531        $  6,953
        Work-in-progress.....................................    14,345          11,728
        Finished goods.......................................     4,741           6,985
                                                                -------         -------
                                                                $28,617        $ 25,666
                                                                =======         =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

 4. CONVERTIBLE NOTES

     During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes, which mature on March 1, 2004. The notes are convertible into shares of the Company's common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million are deferred. Such expenses are being amortized to interest expense over the term of the note.

 5. INCOME TAXES

     The effective tax rate used for the three-month periods ending March 29, 1997 and March 30, 1996 were 36% and 35% of pretax income, respectively. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 6. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible notes (using the as-if-converted method) and from stock options (using the treasury stock method). During the first quarter of 1997, the Company issued subordinated convertible notes. These securities are included in fully diluted earnings per share computations for the period outstanding under the "if converted" method. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the difference is insignificant.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior

                                 INTEVAC, INC.

periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in primary earnings per share for the three-month periods ended March 29, 1997 and March 30, 1996 of $0.27 and $0.15 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

 7. COMMITMENTS

     During the first quarter of 1997 the Company entered into an amended lease with respect to its Santa Clara facilities. Under the terms of the lease amendment, the Company agreed to lease an additional 73,000 square feet from April 1997 through March 2002. In addition, the leases for the remaining space in Santa Clara were extended through March 2002.

     Future minimum rental payments under all of the Company's leases at March 29, 1997 are as follows (in thousands):

                1997................................................  $1,527
                1998................................................   2,057
                1999................................................   2,180
                2000................................................   2,380
                2001................................................   2,445
                2002................................................     615

 8. SUBSEQUENT EVENTS

     On April 30, 1997 the Company entered into a Line of Credit Agreement with a bank which provides for a total of $10.0 million in available borrowings. This agreement replaced the Company's prior line of credit which expired on May 1, 1997. The agreement is for a unsecured, revolving line of credit, which is available until May 1, 1998, when the outstanding principal will be payable. The line of credit bears interest, at the option of the Company, at the bank's prime rate or the London Interbank Offering Rate (LIBOR) plus 175 basis points. Interest on advances is due monthly. In the event of default, interest on the outstanding loan increases to 5.00% above the interest rate applicable prior to the default. At March 29, 1997, no amounts were outstanding under the expired agreement. The Company is required to maintain certain financial ratios and other financial conditions including restrictions on its ability to pay dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference, include but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in February 1997, Form 10-Q's and Form 8-K's.

OVERVIEW

     Intevac is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment; sales of system components; and contract research and development activities. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue and are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with ARPA for development projects for the flat panel display ("FPD") industry. During the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-Star FPD sputtering machine. To date, revenue from the sale of FPD sputtering equipment has not been.

     In the first quarter of 1996, the Company acquired Cathode Technology Corporation ("CTC"), a designer and manufacturer of magnetron sputter sources for use in the Company's disk sputtering systems. In the second quarter of 1996, the Company acquired San Jose Technology Corp. ("SJT") and Lotus Technologies, Inc. ("Lotus"). SJT is a manufacturer of systems used to lubricate thin film disks. Lotus is a manufacturer of contact stop/start test equipment for disk drives and drive components.

     In the first quarter of 1997, the Company completed the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes").

     The Company's backlog was $65.0 million and $45.6 million at March 29, 1997 and March 30, 1996, respectively.

RESULTS OF OPERATIONS

  Three Months Ended March 29, 1997 and March 30, 1996

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components and contract research and development. Net revenues from the sales of sputtering systems are recognized upon customer acceptance. Sales of related equipment and system components are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 106% to $31.1 million for the three months ended March 29, 1997 from $15.1 million for the three months ended March 30, 1996. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems, and to a lesser extent the sales of related equipment sold by the SJT and Lotus divisions, which were both acquired by the Company during the second quarter of 1996.

     International sales increased by 118% to $14.7 million for the three months ended March 29, 1997 from $6.7 million for the three months ended March 30, 1996. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems and to a lesser extent the sales of related equipment by the SJT and Lotus divisions. International sales constituted 47% of net revenues for the three months ended March 29, 1997 and 45% of net revenues for the three months ended March 30, 1996.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 32.6% for the three months ended March 29, 1997 as compared to 39.2% for the three months ended March 30, 1996. Overall gross margins declined primarily as the result of lower gross margins on disk sputtering system sales, and to a lesser extent as the result of goodwill amortization relating to the purchase of CTC, SJT and Lotus and an increased level of contract research and development.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel manufacturing equipment, laser texturing equipment, contact stop-start test equipment, disk lubrication equipment and research by the Advanced Technology Division. Company funded research and development expense increased by 86% to $2.6 million for the three months ended March 29, 1997 from $1.4 million for the three months ended March 30, 1996, representing 8.2% and 9.1%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of disk sputtering products, flat panel display manufacturing machines, contact stop start test equipment and company funded research and development in the Advanced Technology Division.

     Research and development expenses do not include costs of $0.4 million in the three months ended March 30, 1996, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment ("D-Star") development partner. Under the terms of the development agreement, Intevac and its development partner each paid half of D-Star development costs. At December 31, 1996 there was no balance remaining under the development agreement. The Company is currently discussing further cost sharing agreements with its development partner, but there can be no assurance that any further cost sharing agreements will be made.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. The Company sells and markets it products directly in the United States, and through exclusive distributors in Japan and Korea. Distributors typically provide services such as sales, installation, warranty and ongoing customer support. International distributor costs are included in cost of net revenues. The Company has a subsidiary in Singapore and a branch office in Taiwan to support customers in Southeast Asia. Selling, general and administrative expense increased by 38% to $2.6 million for the three months ended March 29, 1997 from $1.9 million for the three months ended March 30, 1996 representing 8.3% and 12.5%, respectively, of net revenue. The increase in selling, general and administrative expense in absolute dollars was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased expense associated with the marketing and support of related equipment by the SJT and Lotus divisions. Selling, general and administrative headcount grew to 85 employees at March 29, 1997 from 55 employees at March 30, 1996.

     Other income, net. Other income consists primarily of income related to the sale of the Company's 20% interest in the capital stock of Chorus, interest income on the Company's investments and early payment discounts on the purchase of inventories, goods and services, offset by interest expense. Other income, net increased by 36% to $0.4 million for the three months ended March 29, 1997 from $0.3 million for the three months ended March 30, 1996 as the result of increased income related to the sale of the Company's 20% interest in the capital stock of Chorus which was partially offset by an increase in net interest expense as the result of the Company's sale of its Convertible Notes in the first quarter of 1997.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended March 29, 1997 and March 30, 1996, was 36% and 35%, respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $9.6 million for the three months ended March 29, 1997. The cash provided in 1997 was due primarily to net income, increased accrued expense and accounts payable, decreased accounts receivable and depreciation which was partially offset by increased inventory and reduced customer advances.

     The Company's investing activities used cash of $61.5 million for the three months ended March 29, 1997 due primarily to the purchase of investments, and to a lesser extent, the purchase of capital equipment and leasehold improvements.

     The Company's financing activities provided cash of $55.6 million for the three months ended March 29, 1997, primarily due to the sale by the Company of its Convertible Notes.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations of Results of Operations

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company derives most of its net revenues from the sale of a relatively small number of sputtering systems. The number of systems accepted by customers in any particular quarter has varied from zero to ten and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter. Orders in backlog are subject to cancellation, and although in some cases the Company requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems to the date of cancellation. From time to time, in order to meet anticipated customer demand, the Company has manufactured disk sputtering systems in advance of the receipt of orders for such systems. The Company expects to continue this practice in the future. In the event that anticipated orders are not received as expected, the Company could be materially adversely affected by higher inventory levels and increased exposure to surplus and obsolete inventory write-offs. Orders may be subject to cancellation, delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products have caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Installing and integrating new sputtering systems into the thin-film disk manufacturing process requires a substantial investment by a customer. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before making a purchasing decision. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result. Furthermore, the Company's expense levels are based, in part, on its expectations as to future net revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income, if any, may be disproportionately affected by a reduction in net revenues because a proportionately smaller amount of the Company's expenses varies with its net revenues. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. Due to all of the foregoing factors, the Company expects it quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of securities analysts and investors. In such event it is likely the price of the Company's Common Stock would be materially adversely affected.

     The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, discounts offered by the Company to sell demonstration units, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last nine quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 31% to 40% of net revenues and (9)% to 21% of net revenues, respectively. The Company anticipates that its gross and operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Cyclicality of the Media Industry

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

     Given the lengthy sales cycle and the significant investment required to integrate a disk sputtering system into the manufacturing process, the Company believes that once a thin-film disk manufacturer has selected a particular supplier's disk sputtering equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will continue to purchase its other disk sputtering equipment from the same supplier. The Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's disk sputtering equipment. Accordingly, competition for customers in the disk sputtering equipment industry is particularly intense, and suppliers of disk sputtering equipment may offer pricing concessions and incentives to attract customers, which could adversely affect the Company's business, financial condition, gross margins and results of operations. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future.

  Customer Concentration

     Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company's largest customers change from period to period as large thin-film disk production facilities are completed and new projects are initiated. Matsubo, the Company's Japanese distributor, Seagate Technology ("Seagate") and HMT Technology accounted for 32%, 32% and 13%, respectively, of the Company's total net revenues in 1996; Seagate, HMT Technology, and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues in 1995; and Trace Storage Technology ("Trace"), Matsubo, Seagate, Varian Associates and Komag accounted for 25%, 15%, 13%, 12% and 10%, respectively, of the Company's total net revenues during 1994.

     The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, 61% of the Company's backlog at March 29, 1997 was represented by orders from three customers for disk sputtering systems, with each representing 10% or more of the Company's backlog at March 29, 1997. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

  Limited Number of Opportunities

     The Company's business depends upon capital expenditures by manufacturers of thin-film disks, of which there are a limited number worldwide. According to a April 1997 report by TrendFOCUS, an independent market research firm, as of the end of 1996 there were 231 installed disk sputtering lines (sputtering systems and related equipment such as plating, polishing, texturing, lubrication and test equipment as well as related handling equipment) worldwide and only 15 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer could significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that many of the manufacturers of thin-film disks have adopted an in-line approach as opposed to the Company's static approach to thin-film disk manufacturing. These manufacturers have invested significant amounts of capital in their in-line systems, and there may be significant resistance to change to a static approach in the future. At times the Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time.

  Rapid Technological Change; New Products

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

     The Company has expended significant amounts for research and development for its disk sputtering systems, flat panel display manufacturing equipment and other new products under development, such as laser-texturing equipment and electro-optical products.

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

  Flat Panel Display Manufacturing Equipment Risks

     In 1996, the Company spent approximately $5.3 million on various programs to fund the development of equipment for use in the flat panel display ("FPD") industry, approximately 59% which was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of December 31, 1996, all of the approximately $5.5 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold two rapid thermal processing ("RTP") systems to date and having not yet completed development of its FPD sputtering system. Although during the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-Star FPD sputtering machine, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

  Leverage

     In connection with the sale of the Convertible Notes, the Company incurred approximately $57.5 million in indebtedness which resulted in a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at March 29, 1997 and December 31, 1996 was approximately 60.8% and 2.1%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

  Manufacturing Risks

     The Company's systems have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. Any of such events could materially adversely affect the Company's business, financial condition and results of operations. Due to recent increases in demand, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its manufacturing capacity in response to short-term increases in demand could be limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and manufacturing space and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality, which could have a materially adverse effect on the Company's business, financial condition and results of operation.

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

     The Company conducts substantially all of its manufacturing activities at its leased facilities in Santa Clara, San Jose and Los Gatos, California. The Company's Santa Clara, San Jose and Los Gatos facilities are located in a seismically active area. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

  Acquisitions

     The Company's business strategy includes acquiring related businesses, products or technologies. The Company completed three acquisitions during 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, the Company will not be able to use the "pooling of interests" method of accounting due to a shareholder being greater than a 50% holder of the Company's Common Stock prior to the Company's initial public offering, in connection with any acquisition consummated prior to November 21, 1997 and the Company will therefore be required to amortize any intangible assets acquired in connection with any acquisition consummated during that period.

     The Company incurred a charge to operations of $5.8 million in the second quarter of 1996 to reflect the purchase of in-process research and development related to the two acquisitions completed in that quarter. In addition, the Company is amortizing intangible assets of approximately $8.8 million of costs relating to the three acquisitions completed in 1996. The amortization period for such costs is over the useful lives, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies and research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

  Risks Associated With International Sales and Operations

     Sales to customers in countries other than the United States accounted for 41%, 20% and 40% of revenues in 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a substantial portion of net revenues in the future. In order to effectively service customers located in Singapore and the surrounding region, the Company has established sales and service operations in Singapore and Taiwan. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

  Patents and Other Intellectual Property

     The Company currently has 23 patents issued in the United States, and has pending patent applications in the United States and foreign countries. Of the 23 patents, 7 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 5 relate to other areas not in Intevac's mainstream business. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

     There have also been substantial amounts of litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. In the first quarter of 1997, Rockwell's patent in suit was held invalid. However, Rockwell has the right to appeal that decision. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, a third party has sent correspondence to a consortium, of which the

Company is a party, in a government sponsored research and development program claiming that the work to be done under this program may infringe patents owned by this third party. The Company and its subcontractors have reviewed the correspondence and patents and believe these claims are without merit; however, there can be no assurance that litigation will not result from such development program. There can be no assurance that other third parties will not in the future claim infringement by the Company with respect to current or future patents, trademarks, or other proprietary rights relating to the Company's disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Environmental Regulations

     The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on the Company, or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject the Company to significant liabilities.

  Dependence on Key Employees

     The Company's operating results will depend significantly upon the continued contributions of its officers and key management, engineering, marketing, customer support and sales personnel, many of whom would be difficult to replace. The Company does not have an employment agreement with any of its employees or maintain key person life insurance with respect to any employee. The loss of any key employee could have a material adverse effect on the Company's business, financial condition and results of operations. Employees of the Company are currently required to enter into a confidentiality agreement as a condition of their employment. However, these agreements do not expressly prohibit the employees from competing with the Company after leaving its employ.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities.

     (a) On February 25, 1997, the Registrant sold $50,000,000 of 6 1/2% Convertible Subordinated Notes due in 2004 (the "Convertible Notes"). On March 5, 1997, the Registrant sold an additional $7,500,000 of the Convertible Notes.

     (b) The initial purchasers of the Convertible Notes were Salomon Brothers Inc., Hambrecht & Quist LLC and Robertson, Stephens & Company LLC (the "Initial Purchasers").

     (c) The total offering price of the Convertible Notes was $57,500,000 with an aggregate discount to the Initial Purchasers of $2,012,500.

     (d) The Registrant relied upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the sale of the Convertible Notes to the Initial Purchasers. The Initial Purchasers intend to resell the Convertible Notes in the United States to qualified institutional buyers under Rule 144A under the Securities Act and to a limited number of other institutional "accredited investors" as defined in Rule 501 of the Securities Act and outside the United States to non-U.S. persons in reliance upon Regulation S under the Securities Act.

     (e) The Convertible Notes, unless previously redeemed or repurchased, are convertible at the option of the holder at any time after 90 days following the last day of original issuance thereof and prior to maturity into shares of Common Stock at a conversion price of $20.625 per share, subject to adjustment in certain events.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------     ------------------------------------------------------------------------------
     10.1      Amendment to Loan and Security Agreement dated February 19, 1997.
     10.2      Amendment to Lease effective April 1, 1997.
     10.3      Line of Credit Agreement dated April 30, 1997.
     11.1      Computation of Net Income Per Share.
     27.1      Financial Data Schedule.

     The following exhibits were previously filed as exhibits to a Registration Statement on Form S-3 (No. 333-24275) dated March 31, 1997 and are incorporated herein by reference:

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------     ------------------------------------------------------------------------------
      4.2      Indenture, dated as of February 15, 1997, between the Company and State Street
               Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes.
      4.3      Registration Agreement, dated as of February 15, 1997, among the Company,
               Salomon Brothers Inc., Robertson, Stephens & Company LLC and Hambrecht & Quist
               LLC.

     (b) Reports on Form 8-K:

        On February 20, 1997, the registrant filed a report on Form 8-K, regarding the offering of the Convertible Notes.

        On March 11, 1997, the registrant filed a report on Form 8-K, regarding the sale of $57,500,000 of the Convertible Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: May 8, 1997                         By:       /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board, President and
                                              Chief Executive Officer (Principal
                                              Executive Officer)

Date: May 8, 1997                         By:     /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration, Chief
                                            Financial Officer, Treasurer and
                                              Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
 10.1    Amendment to Loan and Security Agreement dated February 19, 1997.
 10.2    Amendment to Lease effective April 1, 1997.
 10.3    Line of Credit Agreement dated April 30, 1997.
 11.1    Computation of Net Income Per Share.
 27.1    Financial Data Schedule.