Form 10-Q
period 1997-06-28
INTEVAC INC
filed 1997-08-12
CIK 1001902

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-26946

                                 INTEVAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA
(STATE OR OTHER JURISDICTION OF INCORPORATION              94-3125814
                OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              3550 BASSETT STREET
                         SANTA CLARA, CALIFORNIA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 986-9888

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On June 28, 1997 approximately 12,533,916 shares of the Registrant's Common Stock, no par value, were outstanding.

================================================================================

                                 INTEVAC, INC.

                                     INDEX

     NO.                                                                                PAGE
  ---------                                                                             ----
  PART I.    FINANCIAL INFORMATION
  ITEM 1.    Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets.....................................    3
             Condensed Consolidated Statements of Income...............................    4
             Condensed Consolidated Statements of Cash Flows...........................    5
             Notes to Condensed Consolidated Financial Statements......................    6
  ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................    9

  PART II.   OTHER INFORMATION
  ITEM 1.    Legal Proceedings.........................................................   21
  ITEM 2.    Changes in Securities.....................................................   21
  ITEM 3.    Defaults Upon Senior Securities...........................................   21
  ITEM 4.    Submission of Matters to a Vote of Security-Holders.......................   21
  ITEM 5.    Other Information.........................................................   21
  ITEM 6.    Exhibits and Reports on Form 8-K..........................................   21

  SIGNATURES...........................................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 28,       DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents.........................................   $     456        $    938
  Short-term investments............................................      66,888              --
  Accounts receivable, net of allowances of $1,303 and $1,024 at
     June 28, 1997 and December 31, 1996, respectively..............      15,394          17,570
  Inventories.......................................................      26,207          25,666
  Short-term note receivable, net of allowance of $395 and $1,180 at
     June 28, 1997 and December 31, 1996, respectively..............          --              --
  Prepaid expenses and other current assets.........................         660             507
  Deferred tax asset................................................       4,397           4,397
                                                                        --------         -------
     Total current assets...........................................     114,002          49,078
Property, plant, and equipment, net.................................      11,729           9,273
Long-term investments...............................................       2,561              --
Investment in 601 California Avenue LLC.............................       2,431           2,431
Goodwill and other intangibles......................................       6,222           7,301
Debt issuance costs.................................................       2,184              --
Deferred tax assets and other assets................................           2               2
                                                                        --------         -------
          Total assets..............................................   $ 139,131        $ 68,085
                                                                        ========         =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................................   $      --        $  1,252
  Accounts payable..................................................       4,078           4,465
  Accrued payroll and related liabilities...........................       2,154           1,937
  Other accrued liabilities.........................................       9,600           4,275
  Customer advances.................................................      21,701          20,702
  Net liabilities of discontinued operations........................         583             600
                                                                        --------         -------
     Total current liabilities......................................      38,116          33,231
Convertible notes...................................................      57,500              --
Long-term notes payable.............................................       1,955             730
Deferred tax liability..............................................         406             388
Shareholders' equity:
  Common stock, no par value........................................      17,172          16,747
  Retained earnings.................................................      23,982          16,989
                                                                        --------         -------
     Total shareholders' equity.....................................      41,154          33,736
                                                                        --------         -------
          Total liabilities and shareholders' equity................   $ 139,131        $ 68,085
                                                                        ========         =======

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ---------------------     ---------------------
                                                      JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                        1997         1996         1997         1996
                                                      --------     --------     --------     --------
Net revenues........................................  $ 33,763     $ 20,235     $ 64,904     $ 35,361
Cost of net revenues................................    23,622       12,228       44,619       21,431
                                                       -------      -------      -------      -------
Gross profit........................................    10,141        8,007       20,285       13,930
Operating expenses:
  Research and development..........................     1,902        2,006        4,462        3,385
  Selling, general and administrative...............     2,821        1,958        5,421        3,845
  Acquired in-process research and development......        --        5,835           --        5,835
                                                       -------      -------      -------      -------
          Total operating expenses..................     4,723        9,799        9,883       13,065
                                                       -------      -------      -------      -------
Operating income (loss).............................     5,418       (1,792)      10,402          865
Interest expense....................................    (1,048)         (29)      (1,448)         (55)
Interest income and other, net......................     1,218          222        1,973          509
                                                       -------      -------      -------      -------
Income (loss) from continuing operations before
  income taxes......................................     5,588       (1,599)      10,927        1,319
Provision for income taxes..........................     2,011        1,626        3,934        2,647
                                                       -------      -------      -------      -------
Net income (loss)...................................  $  3,577     $ (3,225)    $  6,993     $ (1,328)
                                                       =======      =======      =======      =======
Primary earnings per share..........................  $   0.27     $  (0.26)    $   0.53     $  (0.11)
Shares used in per share amounts....................    13,074       12,256       13,094       12,252
Fully diluted earnings per share....................  $   0.26     $  (0.26)    $   0.52     $  (0.11)
Shares used in per share amounts....................    15,862       12,256       14,995       12,252

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                         ---------------------
                                                                         JUNE 28,     JUNE 29,
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
Net income (loss)......................................................  $  6,993     $ (1,328)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
  Depreciation and amortization........................................     2,337          953
  Acquired in-process research and development.........................        --        5,835
  Gain on sale of Chorus Investment....................................      (785)          --
  Loss on disposal of equipment........................................        21           --
  Changes in assets and liabilities....................................     7,637       (4,433)
                                                                         --------     --------
Total adjustments......................................................     9,210        2,355
                                                                         --------     --------
Net cash and cash equivalents provided by operating activities.........    16,203        1,027
INVESTING ACTIVITIES
Purchase of investments................................................   (82,570)      (2,571)
Proceeds from sale of investments......................................    13,557        1,571
Proceeds from sale of Chorus Investment................................       785           --
Investment in Cathode Technology Corporation...........................        --       (1,074)
Investment in San Jose Technology Corporation..........................        --       (2,270)
Investment in Lotus Technologies, Inc..................................        --       (8,135)
Investment in IMAT.....................................................      (436)          --
Purchase of leasehold improvements and equipment.......................    (3,626)      (2,297)
                                                                         --------     --------
Net cash and cash equivalents used in investing activities.............   (72,290)     (14,776)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement..........................        (2)          --
Notes payable repayments...............................................       (25)          --
Proceeds from issuance of common stock.................................       425           23
Proceeds from convertible bond offering................................    55,207           --
                                                                         --------     --------
Net cash and cash equivalents provided by financing activities.........    55,605           23
                                                                         --------     --------
Net decrease in cash and cash equivalents..............................      (482)     (13,726)
Cash and cash equivalents at beginning of period.......................       938       20,422
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $    456     $  6,696
                                                                         ========     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest.............................................................  $     53     $     --
  Income taxes.........................................................     3,750        3,095
  Income tax refund....................................................        --         (250)
Other non-cash changes:
  Investment in Cathode Technology Corporation through assumption of
     notes payable.....................................................  $     --     $  1,980

                            See accompanying notes.

                                 INTEVAC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company also realizes revenues from the sales of system components and from contract research and development activities. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with the Defense Advanced Research Projects Agency ("DARPA") for development projects for the flat panel display ("FPD") industry.

     The financial information at June 28, 1997 and for the three- and six-month periods ended June 28, 1997 and June 29, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     The results for the three- and six-month periods ended June 28, 1997 are not considered indicative of the results to be expected for any future period or for the entire year.

2. INVESTMENTS

     The Company invests its excess cash in high-quality debt instruments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 28, 1997 all of the Company's marketable investments were designated as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on the investments are included in interest income.

                                 INTEVAC, INC.

     The following is a summary of the Company's available-for-sale securities:

                                                                            JUNE 28,
                                                                              1997
                                                                         --------------
                                                                         (IN THOUSANDS)
        Tax-exempt municipal bonds.....................................     $ 69,013

        Amounts included in short-term investments.....................     $ 66,888
        Amounts included in long-term investments......................        2,125
                                                                             -------
                                                                            $ 69,013
                                                                             =======

     At June 28, 1997, the carrying amount of securities approximated the fair value (quoted market price), and the amount of unrealized gain or loss was not significant. Gross realized gains and losses for the first half of 1997 were not significant. The long-term investments are due within one year to fourteen months.

3. INVENTORIES

     The components of inventory consist of the following:

                                                                JUNE 28,     DECEMBER 31,
                                                                  1997           1996
                                                                --------     ------------
                                                                     (IN THOUSANDS)
        Raw materials.........................................  $  7,905       $  6,953
        Work-in-progress......................................    16,601         11,728
        Finished goods........................................     1,701          6,985
                                                                 -------        -------
                                                                $ 26,207       $ 25,666
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

5. INCOME TAXES

     The effective tax rate used for the six-month periods ending June 28, 1997 and June 29, 1996 were 36% and 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) of pretax income, respectively. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company

                                 INTEVAC, INC.

will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in basic earnings per share as follows:

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     ---------------------     ---------------------
                                                     JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                       1997         1996         1997         1996
                                                     --------     --------     --------     --------
    Basic earnings per share.......................   $ 0.29       $(0.26)      $ 0.56       $(0.11)

     The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

7. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $5,450,000. During the second quarter of 1997 the Company amended this agreement with its Japanese development partner to provide further funding of the joint research and development work. During the second quarter of 1997 the Company received an additional $1,000,000 advance under the amended agreement, bringing the total advances received under the contract to $6,450,000. Offsets against research and development expense of $1,000,000 were recognized under the amended agreement during the second quarter of 1997. The Company does not expect to recognize significant additional credits against research and development expense under the amended agreement until 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference, include but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in February 1997, Form 10-Q's and Form 8-K's.

OVERVIEW

     Intevac is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment; sales of system components; and contract research and development activities. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue and are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's system component business consists primarily of sales of spare parts and aftersale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been primarily derived from contracts with DARPA for development projects for the FPD industry. During the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-STAR FPD sputtering machine. To date, revenue from the sale of FPD sputtering equipment has not been material.

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

     The Company's backlog was $77.9 million and $68.2 million at June 28, 1997 and June 29, 1996, respectively. The Company includes in backlog the value of purchase orders for its products with scheduled delivery dates. Delivery dates may be rescheduled from time to time.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components and contract research and development. Net revenues from the sales of systems are recognized upon customer acceptance. System component sales are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 67% to $33.8 million for the three months ended June 28, 1997 from $20.2 million for the three months ended June 29, 1996. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems. To a lesser extent, revenues increased as a result of increased contract research and development and higher sales of new products acquired in the acquisitions of SJT and Lotus. Based upon the scheduled shipment dates of the current backlog of orders, the Company expects that its net revenues for the three months ending September 27, 1997 will decline substantially from net revenues for the three months ended June 28, 1997.

     International sales increased by 136% to $16.5 million for the three months ended June 28, 1997 from $7.0 million for the three months ended June 29, 1996. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International sales constituted 49% of net revenues for the three months ended June 28, 1997 and 35% of net revenues for the three months ended June 29, 1996.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs and, to a lesser extent, costs attributable to contract research and development. Gross margin as a percentage of net revenues was 30.0% for the three months ended June 28, 1997 as compared to 39.6% for the three months ended June 29, 1996. The reduction in gross margins was primarily due to reduced margins on disk sputtering systems for which product costs increased more than the Company's ability to increase prices. To a lesser extent, margins decreased as the result of lower margin contract research and development activities representing a larger percentage of total revenue for the three months ended June 28, 1997. The Company believes that gross margins will continue to decline during the three months ending September 27, 1997 as the result of decreased sales and manufacturing volume.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel manufacturing equipment, and research by the Company's Advanced Technology Division. Research and development expense declined to $1.9 million for the three months ended June 28, 1997 from $2.0 million for the three months ended June 29, 1996, representing 5.6% and 9.9%, respectively, of net revenues. The decrease was primarily the result of increased development expense in disk manufacturing products and flat panel display manufacturing products which were more than offset by cost sharing from the Company's D-STAR development partner and research and development expense transferred to cost of sales under a DARPA development contract. The Company does not expect significant additional credits to research and development expense under either of these programs during 1997.

     Research and development expenses do not include costs of $1.0 million and $0.4 million in the three months ended June 28, 1997 and June 29, 1996, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese D-STAR development partner, nor do they include costs of $1.0 million in the three months ended June 28, 1997 reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. In addition, research and development expenses do not include other expenditures in connection with contract research and development activities as these are charged to cost of sales.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services costs. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. Selling, general and administrative expense increased by 44% to $2.8 million for the three months ended June 28, 1997 from $2.0 million for the three months ended June 29, 1996 representing 8.4% and 9.7%, respectively, of net revenues. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased costs of marketing and support of the Company's contact stop-start systems and disk lubrication systems. Administrative headcount grew to 87 employees at June 28, 1997 from 69 employees at June 29, 1996.

     Acquired in-process research and development. The Company recognized a $5.8 million charge to earnings for the three months ended June 29, 1996 as the result of a write-off of acquired in-process research and development related to the acquisitions of SJT and Lotus. No similar charge was incurred during the second quarter of 1997.

     Interest expense. Interest expense consists primarily of interest on the Company's 6 1/2% Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus, and early payment discounts on the purchase of inventories, goods and services. Interest and other income, net increased to $1.2 million for the three months ended June 28, 1997 from $0.2 million for the three months ended June 29, 1996 as the result of an increase in interest income and in income related to the sale of the Company's 20% interest in the capital stock of Chorus.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended June 28, 1997 and June 29, 1996, was 36% and 38% (after excluding the $5.8 million of non-tax deductible acquisition related inprocess research and development expense), respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

  SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

     Net revenues. Net revenues increased by 84% to $64.9 million for the six months ended June 28, 1997 from $35.4 million the six months ended June 29, 1996. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems. To a lesser extent, revenues increased as a result of new products acquired in the acquisitions of SJT and Lotus and increased contract research and development. Based upon its current backlog of orders and the scheduled shipment dates, the Company expects that net revenues during the six months ended December 31, 1997 will approximate the net revenues experienced during the six months ended June 28, 1997.

     International sales increased by 126% to $31.2 million for the six months ended June 28, 1997 from $13.8 million for the six months ended June 29, 1996. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems. International sales constituted 48% of net revenues for the six months ended June 28, 1997 and 39% of net revenues for the six months ended June 29, 1996.

     Gross margin. Gross margin was 31.3% for the six months ended June 28, 1997 as compared to 39.4% for the six months ended June 29, 1996. The reduction in gross margins was primarily due to reduced margins on disk sputtering systems for which product costs increased more than the Company's ability to increase prices. To a lesser extent, margins decreased as the result of lower margin contract research and development activities representing a larger percentage of total revenue for the six months ended June 28, 1997. The Company believes that gross margins experienced during the six months ended June 28, 1997 are indicative of margins anticipated for the six month period ending December 31, 1997.

     Research and development. Research and development expense increased to $4.5 million for the six months ended June 28, 1997 from $3.4 million for the six months ended June 29, 1996, representing 6.9% and 9.6%, respectively, of net revenues. The increase was primarily the result of increased development expense in disk manufacturing products and flat panel display manufacturing products which were partially offset by cost sharing from the Company's D-STAR development partner and by research and development expense transferred to cost of sales under a DARPA development contract.

     Research and development expenses do not include costs of $1.0 million and $0.8 million in the six months ended June 28, 1997 and June 29, 1996, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese D-STAR development partner, nor do they include costs of $1.5 million in the six months ended June 28, 1997 reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. In addition, research and development expenses do not include other expenditures in connection with contract research and development activities as these are charged to cost of sales.

     Selling, General and Administrative. Selling, general and administrative expense increased by 41% to $5.4 million for the six months ended June 28, 1997 from $3.8 million for the six months ended June 29, 1996 representing 8.4% and 10.9%, respectively, of net revenues. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased costs of marketing and support of the Company's contact stop-start systems and disk lubrication systems.

     Acquired in-process research and development. The Company recognized a charge for acquired in-process research and development of $5.8 million for the six months ended June 29, 1996, as a result of the acquisitions of SJT and Lotus. No similar charge was incurred during the six months ended June 28, 1997.

     Interest expense. Interest expense consists primarily of interest on the Company's 6 1/2% Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus, and early payment discounts on the purchase of inventories, goods and services. Interest and other income, net increased to $2.0 million for the six months ended June 28, 1997 from $0.5 million for the six months ended June 29, 1996 as the result of increased income related to the sale of the Company's 20% interest in the capital stock of Chorus and increased interest income.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the six months ended June 28, 1997 and June 29, 1996 was 36% and 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense), respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $16.2 million for the six months ended June 28, 1997. The cash provided was due primarily to net income, increased accrued expenses, decreased accounts receivable, depreciation and amortization which was partially offset by an increase in inventory and a decrease in accounts payable.

     The Company's investing activities used cash of $72.3 million for the six months ended June 28, 1997 due primarily to the net purchase of investments, and to a lesser extent, the purchase of capital equipment and leasehold improvements.

     The Company's financing activities provided cash of $55.6 million for the six months ended June 28, 1997, primarily due to the sale by the Company of its Convertible Notes.

     In July 1997, the Company announced a common stock repurchase plan. The repurchased shares will be used to meet the Company's current and near-term stock requirements for its employee stock issuance plans.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations of Results of Operations

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company derives most of its net revenues from the sale of a relatively small number of sputtering systems. The number of systems accepted by customers in any particular quarter has varied from zero to eleven and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter. The scheduled shipment dates of the Company's backlog as of June 28, 1997 indicate that the Company will likely recognize a substantial decline in revenue during the third quarter of 1997 from the level experienced during the first two quarters of 1997.

     In addition, orders in backlog are subject to cancellation, and although in some cases the Company requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems to the date of cancellation. From time to time, in order to meet anticipated customer demand, the Company has manufactured disk sputtering systems in advance of the receipt of orders for such systems. The Company expects to continue this practice in the future. In the event that anticipated orders are not received as expected, the Company could be materially adversely affected by higher inventory levels and increased exposure to surplus and obsolete inventory write-offs. Orders may be subject to cancellation, delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products have caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, discounts offered by the Company to sell demonstration units, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last ten quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 30% to 40% of net revenues and (9)% to 21% of net revenues, respectively. The Company anticipates that its gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Cyclicality of the Media Industry

     The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities, expanding or upgrading existing facilities or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. The disk drive industry is cyclical and historically has experienced periods of oversupply. Within the past year, many media manufacturers have increased capacity. In addition, Hyundai has announced plans to commence media manufacturing. This industry-wide increase in capacity may lead to a period of oversupply of thin-film disks, resulting in significantly reduced demand for thin-film disk production and for the capital equipment used in such production, including the systems manufactured and marketed by the Company. In recent years, particularly in very recent periods, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. There can be no assurance that such growth will continue. The Company anticipates that a significant portion of new orders will depend upon demand from thin-film disk manufacturers building or expanding fabrication facilities, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations could be materially adversely affected by downturns or slowdowns in the disk drive market.

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

     The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, 60% of the Company's backlog at June 28, 1997 was represented by orders from three customers for disk sputtering systems, with each representing 10% or more of the Company's backlog at June 28, 1997. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

  Limited Number of Opportunities

     The Company's business depends upon capital expenditures by manufacturers of thin-film disks, of which there are a limited number worldwide. According to a April 1997 report by TrendFocus, an independent market research firm, as of the end of 1996 there were 231 installed disk sputtering lines (sputtering systems and related equipment such as plating, polishing, texturing, lubrication and test equipment as well as related handling equipment) worldwide and only 15 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer could significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that some of the manufacturers of thin-film disks have adopted an in-line approach as opposed to the Company's static approach to thin-film disk manufacturing. These manufacturers have invested significant amounts of capital in their in-line systems, and there may be significant resistance to change to a static approach in the future. At times the Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time.

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

     Changes in the manufacturing processes for thin-film disks could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in the requirements of the disk drive industry and thin-film disk manufacturing technologies. There can be no assurance that the Company will be able to develop, manufacture and sell systems that respond adequately to such changes. In addition, the data storage industry is subject to constantly evolving technological standards. There can be no assurance that future technological innovations will not reduce demand for thin-film disks. The Company's business, financial condition and results of operations could be materially adversely affected by any trend toward technology that would replace thinfilm disks as a storage medium.

     The Company has expended significant amounts for research and development for its disk sputtering systems, flat panel display manufacturing equipment and other new products under development, such as laser-texturing equipment and electro-optical products. In July of 1997 the Company terminated its program to develop a laser-texturing system for thin-film disks for disk drives.

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

  Flat Panel Display Manufacturing Equipment Risks

     In 1996, the Company spent approximately $5.3 million on various programs to fund the development of equipment for use in the FPD industry, approximately 59% of which was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of December 31, 1996, all of the approximately $5.5 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold two rapid thermal processing ("RTP") systems to date and having not yet completed development of its FPD sputtering system. Although during the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-STAR FPD sputtering machine, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

  Leverage

     In connection with the sale of the Convertible Notes, the Company incurred approximately $57.5 million in indebtedness which resulted in a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at June 28, 1997 and December 31, 1996 was approximately 59.1% and 2.1%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     The Company conducts substantially all of its manufacturing activities at its leased facilities in Santa Clara and Los Gatos, California. The Company's Santa Clara and Los Gatos facilities are located in a seismically active area. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

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

  Patents and Other Intellectual Property

     The Company currently has 23 patents issued in the United States and 1 patent issued in Japan, and has pending patent applications in the United States and foreign countries. Of the 23 US patents, 7 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 5 relate to other areas not in Intevac's mainstream business. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

     There has been substantial amounts of litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In the first quarter of 1997, Rockwell's patent in suit was held invalid. Rockwell has appealed that decision. The issues are currently being briefed before the appellate court.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of shareholders was held on May 15, 1997. The following actions were taken at this meeting:

                                                                                             ABSTENTIONS
                                                         AFFIRMATIVE   NEGATIVE    VOTES     AND BROKER
                                                            VOTES       VOTES     WITHHELD      VOTES
                                                         -----------   --------   --------   -----------
(a) Election of Directors
       Norman H. Pond..................................    9,338,884     11,559      --        3,182,141
       Edward Durbin...................................    9,336,384     14,059      --        3,182,141
       Robert D. Hempstead.............................    9,338,884     11,559      --        3,182,141
       David N. Lambeth................................    9,336,884     13,559      --        3,182,141
       H. Joseph Smead.................................    9,338,264     12,179      --        3,182,141
(b) Approval of an amendment to the Company's Employee
    Stock Purchase Plan................................    8,926,624    372,980      --        3,232,980
(c) Ratification of Ernst & Young as independent
    auditors...........................................    9,348,893        100      --        3,183,591

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                                       DESCRIPTION
    -------     -----------------------------------------------------------------------------
      **2.1     Stock Purchase Agreement by and among Lotus Technologies, Inc., Lewis Lipton,
                Dennis Stark, Steve Romine and Intevac, Inc., dated June 6, 1996
       *3.1     Amended and Restated Articles of Incorporation of the Registrant
       *3.2     Bylaws of the Registrant
     ***4.2     Indenture, dated as of February 15, 1997, between the Company and State
                Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
     ***4.3     Registration Agreement, dated as of February 15, 1997, among the Company,
                Salomon Brothers Inc., Robertson, Stephens & Company LLC and Hambrecht &
                Quist LLC
       10.1     Amendment to Line of Credit Agreement dated May 15, 1997
       10.2     Amendment to Line of Credit Agreement dated July 17, 1997
       11.1     Computation of Net Income Per Share
       27.1     Financial Data Schedule

---------------

  * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806).

 ** Previously filed as an exhibit to the Registration Statement on Form S-1
    (No. 333-05531).

*** Previously filed as an exhibit to the Registration Statement on Form S-3
    (No. 333-24275).

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: August 12, 1997                     By: /s/  NORMAN H. POND
                                          ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board, President and
                                              Chief Executive Officer (Principal
                                              Executive Officer)

Date: August 12, 1997                     By: /s/  CHARLES B. EDDY III
                                          ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration, Chief Financial
                                              Officer, Treasurer and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
------
 10.1      Amendment to Line of Credit Agreement dated May 15, 1997
 10.2      Amendment to Line of Credit Agreement dated July 17, 1997
 11.1      Computation of Net Income Per Share
 27.1      Financial Data Schedule