Form 10-Q
period 1997-09-27
INTEVAC INC
filed 1997-11-10
CIK 1001902

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26946

                                 INTEVAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      94-3125814
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

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

     On September 27, 1997 approximately 12,613,900 shares of the Registrant's Common Stock, no par value, were outstanding.
================================================================================

                                 INTEVAC, INC.

                                     INDEX

   NO.                                                                                   PAGE
---------                                                                                ----
PART I.      FINANCIAL INFORMATION
ITEM 1.      Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets.....................................     3
             Condensed Consolidated Statements of Income...............................     4
             Condensed Consolidated Statements of Cash Flows...........................     5
             Notes to Condensed Consolidated Financial Statements......................     6
             Management's Discussion and Analysis of Financial Condition and Results of
ITEM 2.      Operations................................................................     9

PART II.     OTHER INFORMATION
ITEM 1.      Legal Proceedings.........................................................    21
ITEM 2.      Changes in Securities.....................................................    21
ITEM 3.      Defaults Upon Senior Securities...........................................    21
ITEM 4.      Submission of Matters to a Vote of Security-Holders.......................    21
ITEM 5.      Other Information.........................................................    21
ITEM 6.      Exhibits and Reports on Form 8-K..........................................    21

SIGNATURES.............................................................................    22

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     SEPTEMBER 27,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents........................................    $   1,813         $    938
  Short-term investments...........................................       63,669               --
  Accounts receivable, net of allowances of $1,384 and $1,024 at
     September 27, 1997 and December 31, 1996, respectively........       14,401           17,570
  Inventories......................................................       34,185           25,666
  Short-term note receivable, net of allowance of $395 and $1,180
     at September 27, 1997 and December 31, 1996, respectively.....           --               --
  Prepaid expenses and other current assets........................          504              507
  Deferred tax asset...............................................        5,521            4,397
                                                                        --------          -------
          Total current assets.....................................      120,093           49,078
Property, plant, and equipment, net................................       12,995            9,273
Long-term investments..............................................          397               --
Investment in 601 California Avenue LLC............................        2,431            2,431
Goodwill and other intangibles.....................................        5,682            7,301
Debt issuance costs................................................        2,111               --
Deferred tax assets and other assets...............................            2                2
                                                                        --------          -------
          Total assets.............................................    $ 143,711         $ 68,085
                                                                        ========          =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................................    $      --         $  1,252
  Accounts payable.................................................        8,033            4,465
  Accrued payroll and related liabilities..........................        1,720            1,937
  Other accrued liabilities........................................        8,762            4,275
  Customer advances................................................       21,156           20,702
  Net liabilities of discontinued operations.......................          621              600
                                                                        --------          -------
          Total current liabilities................................       40,292           33,231
Convertible notes..................................................       57,500               --
Long-term notes payable............................................        1,955              730
Deferred tax liability.............................................          406              388
Shareholders' equity:
  Common stock, no par value.......................................       17,648           16,747
  Retained earnings................................................       25,910           16,989
                                                                        --------          -------
          Total shareholders' equity...............................       43,558           33,736
                                                                        --------          -------
          Total liabilities and shareholders' equity...............    $ 143,711         $ 68,085
                                                                        ========          =======

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 27,     SEPTEMBER 28,
                                             1997              1996              1997              1996
                                         -------------     -------------     -------------     -------------
Net revenues...........................     $30,350           $24,603           $95,254           $59,964
Cost of net revenues...................      21,186            16,043            65,805            37,474
                                            -------           -------           -------           -------
Gross profit...........................       9,164             8,560            29,449            22,490
Operating expenses:
  Research and development.............       3,225             2,406             7,687             5,790
  Selling, general and
     administrative....................       2,907             2,235             8,328             6,081
  Acquired in-process research and
     development.......................          --                --                --             5,835
                                            -------           -------           -------           -------
          Total operating expenses.....       6,132             4,641            16,015            17,706
                                            -------           -------           -------           -------
Operating income.......................       3,032             3,919            13,434             4,784
Interest expense.......................      (1,046)              (35)           (2,494)              (90)
Interest income and other, net.........         816               558             2,789             1,067
                                            -------           -------           -------           -------
Income from continuing operations
  before income taxes..................       2,802             4,442            13,729             5,761
Provision for income taxes.............         871             1,643             4,805             4,290
                                            -------           -------           -------           -------
Net income.............................     $ 1,931           $ 2,799           $ 8,924           $ 1,471
                                            =======           =======           =======           =======
Primary earnings per share.............     $  0.15           $  0.22           $  0.68           $  0.11
Shares used in per share amounts.......      13,104            12,956            13,097            12,858
Fully diluted earnings per share.......     $  0.15           $  0.21           $  0.67           $  0.11
Shares used in per share amounts.......      13,138            13,027            15,305            12,881

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 27,     SEPTEMBER 28,
                                                                        1997              1996
                                                                    -------------     -------------
OPERATING ACTIVITIES
Net income........................................................    $   8,924         $   1,471
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
  Depreciation and amortization...................................        3,632             1,886
  Acquired in-process research and development....................           --             5,835
  Gain on sale of Chorus investment...............................         (785)               --
  Loss on IMAT investment.........................................           39                --
  Loss on disposal of equipment...................................           38                 5
  Changes in assets and liabilities...............................        1,290           (17,903)
                                                                       --------          --------
Total adjustments.................................................        4,214           (10,177)
                                                                       --------          --------
Net cash and cash equivalents provided by (used in) operating
  activities......................................................       13,138            (8,706)
INVESTING ACTIVITIES
Purchase of investments...........................................      (95,442)           (2,571)
Proceeds from sale of investments.................................       31,773             2,571
Proceeds from sale of Chorus investment...........................          785               177
Investment in Cathode Technology Corporation......................           --            (1,074)
Investment in San Jose Technology Corporation.....................           --            (2,270)
Investment in Lotus Technologies, Inc.............................           --            (8,135)
Investment in IMAT................................................         (436)               --
Purchase of leasehold improvements and equipment..................       (5,014)           (3,022)
                                                                       --------          --------
Net cash and cash equivalents used in investing activities........      (68,334)          (14,324)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement.....................           (2)            3,501
Notes payable repayments..........................................          (25)               --
Proceeds from issuance of common stock............................          901               360
Proceeds from convertible bond offering...........................       55,197                --
                                                                       --------          --------
Net cash and cash equivalents provided by financing activities....       56,071             3,861
                                                                       --------          --------
Net increase (decrease) in cash and cash equivalents..............          875           (19,169)
Cash and cash equivalents at beginning of period..................          938            20,422
                                                                       --------          --------
Cash and cash equivalents at end of period........................    $   1,813         $   1,253
                                                                       ========          ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest........................................................    $   2,016         $      53
  Income taxes....................................................        5,440             7,500
  Income tax refund...............................................           --              (250)
Other non-cash changes:
  Investment in Cathode Technology Corporation through assumption
     of notes payable.............................................    $      --         $   1,980
  Inventories capitalized for internal use........................          567                --

                            See accompanying notes.

                                 INTEVAC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250B, enables disk manufacturers to achieve high coercivities, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems and related manufacturing equipment to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support its customers in Southeast Asia.

     The Company also realizes revenues from the sales of system components, contract research and development activities and rapid thermal processing equipment for flat panel display ("FPD") manufacturing. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various Department of Defense ("DOD") and NASA development projects for the FPD industry and various electro-optical products. During the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-STAR FPD sputtering machine.

     The financial information at September 27, 1997 and for the three- and nine-month periods ended September 27, 1997 and September 28, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     The results for the three- and nine-month periods ended September 27, 1997 are not considered indicative of the results to be expected for any future period or for the entire year.

 2. INVESTMENTS

     The Company invests its excess cash in high-quality debt instruments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 27, 1997 all of the Company's marketable investments were designated as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and

                                 INTEVAC, INC.

losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on the investments are included in interest income. At September 27, 1997 the Company's available-for-sale short-term securities consisted of $63,669 million of tax-exempt municipal bonds.

     At September 27, 1997, the carrying amount of securities approximated the fair value (quoted market price), and the amount of unrealized gain or loss was not significant. Gross realized gains and losses for the first nine months of 1997 were not significant.

 3. INVENTORIES

     The components of inventory consist of the following:

                                                             SEPTEMBER 27,     DECEMBER 31,
                                                                 1997              1996
                                                             -------------     ------------
                                                                     (IN THOUSANDS)
        Raw materials......................................     $ 8,893          $  6,953
        Work-in-progress...................................      23,735            11,728
        Finished goods.....................................       1,557             6,985
                                                                -------           -------
                                                                $34,185          $ 25,666
                                                                =======           =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

 4. CONVERTIBLE NOTES

     During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes, which mature on March 1, 2004. The notes are convertible into shares of the Company's common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million are deferred. Such expenses are being amortized to interest expense over the term of the notes.

 5. INCOME TAXES

     The effective tax rates used for the nine-month periods ending September 27, 1997 and September 28, 1996 were 35% and 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense) of pretax income, respectively. These rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

 6. NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible notes (using the as-if-converted method) and from stock options (using the treasury stock method). During the first quarter of 1997, the Company issued subordinated convertible notes. These securities are included, if dilutive, in fully diluted earnings per share computations for the period outstanding under the "if converted" method. For the three months ended September 27, 1997, the subordinated convertible note was antidilutive, and therefore, was not considered in the computation of fully diluted earnings per share.

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

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 27,     SEPTEMBER 28,
                                             1997              1996              1997              1996
                                         -------------     -------------     -------------     -------------
Basic earnings per share...............      $0.15             $0.23             $0.71             $0.12

     The impact of SFAS 128 on the calculation of diluted earnings per share for these periods is not expected to be material.

 7. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $5,450,000. During the second quarter of 1997 the Company amended this agreement with its Japanese development partner to provide further funding of the joint research and development work. During the third quarter of 1997 the Company received an additional $300,000 advance under the amended agreement, bringing the total advances received under the agreement to $6,750,000. Offsets against research and development expense of $300,000 were recognized under the amended agreement during the third quarter of 1997. The Company does not expect to recognize significant additional credits against research and development expense under the amended agreement until 1998.

 8. SUBSEQUENT EVENTS

     On October 20, 1997 the Company announced the implementation of an employee profit sharing plan. The profit sharing plan will allocate a percentage of Intevac's annual pretax profits to annual cash bonuses and annual 401(k) retirement plan contributions. All full-time regular U.S. employees will be eligible to participate in the plan. The plan will be implemented for 1998 results.

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

OVERVIEW

     Intevac is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company has three primary sources of net revenues: sales of disk sputtering systems and related disk manufacturing equipment; sales of system components; and contract research and development activities. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue and are sold to vertically integrated disk drive manufacturers and to original equipment manufacturers that sell disk media to disk drive manufacturers. Intevac's system component business consists primarily of sales of spare parts and aftersale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various DOD and NASA development projects for the FPD industry and various electro-optical products. During the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-STAR FPD sputtering machine. To date, revenue from the sale of FPD sputtering equipment has not been material.

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

     The Company's backlog was $71.1 million and $66.1 million at September 27, 1997 and September 28, 1996, respectively. The Company includes in backlog the value of purchase orders for its products with scheduled delivery dates. Delivery dates may be rescheduled from time to time. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components, contract research and development and rapid thermal processing systems for flat panel display manufacturing. Net revenues from the sales of sputtering systems are recognized upon customer acceptance. System component and other system sales are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 23% to $30.4 million for the three months ended September 27, 1997 from $24.6 million for the three months ended September 28, 1996. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems, and to a lesser extent from the sale of a rapid thermal processing system.

     International sales increased by 197% to $22.0 million for the three months ended September 27, 1997 from $7.4 million for the three months ended September 28, 1996. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems, and to a lesser extent from the sale of a rapid thermal processing system. International sales constituted 72% of net revenues for the three months ended September 27, 1997 and 30% of net revenues for the three months ended September 28, 1996.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs and, to a lesser extent, costs attributable to contract research and development. Gross margin as a percentage of net revenues was 30.2% for the three months ended September 27, 1997 as compared to 34.8% for the three months ended September 28, 1996. The reduction in gross margins was primarily due to reduced margins on disk sputtering systems for which product costs increased more than the Company's ability to increase prices.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, flat panel display manufacturing equipment, and research by the Company's Advanced Technology Division. Research and development expense increased to $3.2 million for the three months ended September 27, 1997 from $2.4 million for the three months ended September 28, 1996, representing 10.6% and 9.8%, respectively, of net revenues. The increase was primarily the result of reduced transfers of D-STAR research and development expense to cost of sales under a Defense Advanced Research Project Agency ("DARPA") development contract and reduced cost sharing from the Company's D-STAR development partner. The Company does not expect significant additional credits to research and development expense under either of these programs during 1997.

     Research and development expenses do not include costs of $0.3 million and $0.6 million in the three months ended September 27, 1997 and September 28, 1996, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel display manufacturing equipment ("D-STAR") development partner, nor do they include costs of $0.7 million in the three months ended September 28, 1996 reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. In addition, research and development expenses do not include costs of $0.9 million and $0.6 million in the three months ended September 27, 1997 and September 28, 1996, respectively, in connection with contract research and development activities that are charged to cost of sales.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services costs. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. Selling, general and administrative expense increased by 30% to $2.9 million for the three months ended September 27, 1997 from $2.2 million for the three months ended September 28, 1996 representing 9.6% and 9.1%, respectively, of net revenues. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems. Administrative headcount grew to 89 employees at September 27, 1997 from 71 employees at September 28, 1996.

     Interest expense. Interest expense increased to $1.0 million for the three months ended September 27, 1997 from $35,000 for the three months ended September 28, 1996. Interest expense consists primarily of interest on the Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of operating losses in its Japanese joint venture, IMAT. Interest and other income, net increased to $0.8 million for the three months ended September 27, 1997 from $0.6 million for the three months ended September 28, 1996 as the result of an increase in interest income which was partially offset by a reduction in income related to the sale of the Company's 20% interest in the capital stock of Chorus. The sale of Chorus stock represented $0.4 million for the three months ended September 28, 1996 and the Company did not recognize any gain on the sale of the Chorus stock in the corresponding quarter of 1997.

     Provision for income taxes. Income tax expense as a percentage of pretax income decreased to 31% for the three months ended September 27, 1997 from 37% for the three months ended September 28, 1996. The 31% rate during the three months ended September 27, 1997 resulted from a reduction in the Company's 1997 year-to-date tax rate to 35% from the 36% rate used during the six months ended June 28, 1997. The decrease in the tax rate was the result of increased international sales and increased tax exempt interest income. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

  NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

     Net revenues. Net revenues increased by 59% to $95.3 million for the nine months ended September 27, 1997 from $60.0 million for the nine months ended September 28, 1996. The increase in net revenues was primarily due to an increase in the sales of disk sputtering systems. To a lesser extent, revenues increased as a result of new products acquired in the acquisitions of SJT and Lotus and increased contract research and development.

     International sales increased by 150% to $53.2 million for the nine months ended September 27, 1997 from $21.3 million for the nine months ended September 28, 1996. The increase in revenues from international sales was primarily due to an increase in the sales of disk sputtering systems, and to a lesser extent from increased sales of disk lubrication equipment, contact stop/start test equipment and rapid thermal processing systems. International sales constituted 56% of net revenues for the nine months ended September 27, 1997 and 36% of net revenues for the nine months ended September 28, 1996.

     Gross margin. Gross margin was 30.9% for the nine months ended September 27, 1997 as compared to 37.5% for the nine months ended September 28, 1996. The reduction in gross margins was primarily due to reduced margins on disk sputtering systems for which product costs increased more than the Company's ability to increase prices. To a lesser extent, margins decreased as the result of lower margin contract research and development activities representing a larger percentage of total revenue for the nine months ended September 27, 1997.

     Research and development. Research and development expense increased to $7.7 million for the nine months ended September 27, 1997 from $5.8 million for the nine months ended September 28, 1996, representing 8.1% and 9.7%, respectively, of net revenues. The increase was primarily the result of increased development expense in disk manufacturing products and flat panel display manufacturing products which was partially offset by increased reimbursements to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit.

     Research and development expenses do not include costs of $1.3 million and $1.3 million in the nine months ended September 27, 1997 and September 28, 1996, respectively, reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's Japanese D-STAR development partner, nor do they include costs of $1.5 million and $0.7 million in the nine months ended September 27, 1997 and September 28, 1996, respectively, reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. In addition, research and development expenses do not include costs of $2.4 million and $1.5 million in the nine months ended September 27, 1997 and September 28, 1996, respectively, in connection with contract research and development activities charged to cost of sales.

     Selling, general and administrative. Selling, general and administrative expense increased by 37% to $8.3 million for the nine months ended September 27, 1997 from $6.1 million for the nine months ended September 28, 1996 representing 8.7% and 10.1%, respectively, of net revenues. The increase in selling, general and administrative expense was primarily the result of increased expense associated with the marketing and support of disk sputtering systems, and to a lesser extent, increased costs of marketing and support of the Company's other products.

     Acquired in-process research and development. The Company recognized a charge for acquired in-process research and development of $5.8 million for the nine months ended September 28, 1996, as a result of the acquisitions of SJT and Lotus. No similar charge was incurred during the nine months ended September 27, 1997.

     Interest expense. Interest expense increased to $2.5 million for the nine months ended September 27, 1997 from $0.1 million for the nine months ended September 28, 1996. Interest expense consists primarily of interest on the Company's 6 1/2% Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income, net increased to $2.8 million for the nine months ended September 27, 1997 from $1.1 million for the nine months ended September 28, 1996 as the result of increased interest income and increased income related to the sale of the Company's 20% interest in the capital stock of Chorus.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the nine months ended September 27, 1997 and September 28, 1996 was 35% and 37% (after excluding the $5.8 million of non-tax deductible acquisition related in-process research and development expense), respectively. The decrease in the tax rate was the result of increased international sales and increased tax exempt interest income. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to tax exempt interest income and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $13.1 million for the nine months ended September 27, 1997. The cash provided was due primarily to net income, adjusted for non-cash items, primarily amortization and depreciation.

     The Company's investing activities used cash of $68.3 million for the nine months ended September 27, 1997 due primarily to the net purchase of investments, and to a lesser extent, the purchase of capital equipment and leasehold improvements.

     The Company's financing activities provided cash of $56.1 million for the nine months ended September 27, 1997, primarily due to the sale by the Company of its Convertible Notes.

     In July 1997, the Company announced a common stock repurchase plan. The repurchased shares will be used to meet the Company's current and near-term stock requirements for its employee stock issuance plans. The Company did not repurchase any shares during the three-month period ended September 27, 1997.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  FLUCTUATIONS OF RESULTS OF OPERATIONS

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company derives the majority of its net revenues from the sale of a relatively small number of sputtering systems. The number of systems accepted by customers in any particular quarter has varied from zero to eleven and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter.

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

     The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, discounts offered by the Company to sell demonstration units, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last eleven quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 30% to 40% of net revenues and (9)% to 21% of net revenues, respectively. The Company anticipates that its gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

  INTENSE COMPETITION

     The Company experiences intense competition worldwide from three principal competitors, Ulvac Japan, Ltd. ("Ulvac"), Balzars A.G. ("Balzars") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Each of Ulvac, Balzars and Anelva has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from other manufacturers of in-line sputtering systems used in thin-film disk fabrication facilities as well as from the manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

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

     The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, nearly 63% of the Company's backlog at September 27, 1997 was represented by orders from three customers for disk sputtering systems, with each representing 10% or more of the Company's backlog at September 27, 1997. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations.

  LIMITED NUMBER OF OPPORTUNITIES

     The Company's business depends upon capital expenditures by manufacturers of thin-film disks, of which there are a limited number worldwide. According to a April 1997 report by TrendFocus, an independent market research firm, as of the end of 1996 there were 231 installed disk sputtering lines (sputtering systems and related equipment such as plating, polishing, texturing, lubrication and test equipment as well as related handling equipment) worldwide and only 15 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer could significantly affect the Company's operating results. In addition, the Company's opportunities to sell its systems are further limited by the fact that some of the manufacturers of thin-film disks have adopted an inline approach as opposed to the Company's static approach to thin-film disk manufacturing. These manufacturers have invested significant amounts of capital in their in-line systems, and there may be significant resistance to change to a static approach in the future. At times the Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thinfilm disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time.

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

  FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT RISKS

     In 1996, the Company spent approximately $5.3 million on various programs to fund the development of equipment for use in the FPD industry, of which approximately 59% was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of December 31, 1996, all of the approximately $5.5 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold three rapid thermal processing ("RTP") systems to date and having not yet completed development of its FPD sputtering system. Although during the first quarter of 1997 the Company received its first order for the design and delivery of a scaled up version of its D-STAR FPD sputtering machine, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

  LEVERAGE

     In connection with the sale of the Convertible Notes, the Company incurred approximately $57.5 million in indebtedness which resulted in a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at September 27, 1997 and December 31,

1996 was approximately 57.7% and 2.1%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     The Company conducts substantially all of its manufacturing activities at its leased facilities in Santa Clara, Los Gatos and Rocklin, California. The Company's Santa Clara and Los Gatos facilities are located in a seismically active area. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

  ACQUISITIONS

     The Company's business strategy includes acquiring related businesses, products or technologies. The Company completed three acquisitions during 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business, financial condition and results of operations. In particular, the Company will not be able to use the "pooling of interests" method of accounting, due to a shareholder being greater than a 50% holder of the Company's Common Stock prior to the Company's initial public offering, in connection with any acquisition consummated prior to November 21, 1997 and the Company will therefore be required to amortize any intangible assets acquired in connection with any acquisition consummated during that period.

     The Company incurred a charge to operations of $5.8 million in the second quarter of 1996 to reflect the purchase of in-process research and development related to the two acquisitions completed in that quarter. In addition, the Company is amortizing intangible assets of approximately $8.8 million of costs relating to the three acquisitions completed in 1996. The amortization period for such costs is over the useful lives, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees as well as the costs associated with completing the acquisition and integrating the acquired company.

  RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     Sales to customers in countries other than the United States accounted for 41%, 20% and 40% of revenues in 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a substantial portion of net revenues in the future. In order to effectively service customers located in Singapore and the surrounding region, the Company has established sales and service operations in Singapore, Taiwan and Malaysia. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

  PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company currently has 23 patents issued in the United States and 2 patents issued in Japan, and has pending patent applications in the United States and foreign countries. Of the 23 U.S. patents, 7 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 5 relate to other areas not in Intevac's mainstream business. The 2 Japanese patents relate to sputtering. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology. There can be no assurance that any of the Company's patent applications will be allowed or that any of the allowed applications will be issued as patents. There can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign patent rights, intellectual property laws or the Company's agreements will protect the Company's intellectual property rights. Failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, financial condition and results of operations.

     There has been substantial litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In the first quarter of 1997, Rockwell's patent in suit was held invalid. Rockwell has appealed that decision. These issues are now pending before the appellate court.

     There can be no assurance that other third parties will not in the future claim infringement by the Company with respect to current or future patents, trademarks, or other proprietary rights relating to the Company's disk sputtering systems, flat panel display manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

     In addition, the Company believes that one of its competitors may be infringing the Company's patent rights in connection with products currently being offered by this competitor. Although the Company has not undertaken formal legal proceedings, the Company has informed this competitor that the Company believes its patent rights are being infringed and that the Company may undertake litigation to protect its patent rights if necessary. If undertaken, such litigation could be costly, time-consuming and result in legal claims being made against the Company. This could have a material adverse effect on the Company's business, operating results and financial condition, and, in addition, there can be no assurance that the Company would ultimately prevail in any such litigation.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

        EXHIBIT
        NUMBER                              DESCRIPTION
        -------     -----------------------------------------------------------
          11.1      Computation of Net Income Per Share
          27.1      Financial Data Schedule

     (b) Reports on Form 8-K:
        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: November 10, 1997                   By:      /s/ NORMAN H. POND

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

Date: November 10, 1997                   By:    /s/ CHARLES B. EDDY III

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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER
    ------
     11.1      Computation of Net Income Per Share
     27.1      Financial Data Schedule