Form 10-K
period 1997-12-31
INTEVAC INC
filed 1998-03-11
CIK 1001902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-26946
                            ------------------------

                                 INTEVAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA
        (STATE OR OTHER JURISDICTION OF                            94-3125814
         INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              3550 BASSETT STREET
                         SANTA CLARA, CALIFORNIA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 986-9888

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
                      NONE                                            NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK (NO PAR
                                     VALUE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 2, 1998 was approximately $48,902,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 2, 1998 approximately 12,243,525 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

================================================================================

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250B, helps disk manufacturers to achieve high coercivity, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. Additionally, the Company's static systems help disk manufacturers to lower production costs through high yield, high uptime, and low acquisition, operating and facilities costs.

     The majority of the Company's revenues are derived from the sale of disk sputtering systems. In addition, to leverage its expertise in thin-film disk production, the Company has acquired and intends to acquire or develop related business, products and technologies that enable it to expand its current product offerings. For example, the Company completed three acquisitions in 1996, Cathode Technology Corporation, a developer of advanced sputter source technology for disks; San Jose Technology, a company that manufactures disk lubrication equipment; and Lotus Technologies, a company that manufactures contact stop/start test equipment for hard disk drives and components.

     Market demand for disk drives is growing, stimulated by demand for new and more powerful computers, the growing use of sophisticated network servers and the development of more memory intensive software, such as Windows NT and multimedia applications. The growth in unit shipments of disk drives has in turn stimulated the growth of the thin-film disk market. With the increasing demand for reliable, rapid access storage and the intense competitiveness in the disk drive industry, thin film disk manufacturers continually seek to produce higher capacity thin-film disks at a lower cost per megabyte of storage. Traditionally, thin-film disk manufacturers used in-line systems for disk sputtering. In 1982, Varian Associates, Inc. ("Varian") formed a business unit to design a disk sputtering system to address certain inherent limitations of the in-line sputtering architecture. That business, acquired by the Company in 1991, developed a single disk, multiple chamber static sputtering system, similar in concept to the single wafer processing machines used by the semiconductor industry. The Company's static systems differ from in-line systems in that static sputtering provides for deposition with no relative movement between the sputtering source and the disk being coated. This provides advantages in disk uniformity and precise control of process parameters. The benefits of the static approach have led a number of leading disk manufacturers to purchase the Company's static systems. Additionally, changing requirements in thin-film technology, such as the trend towards higher disk coercivity, lower flying heights, reduced stiction and the use of MR heads, as well as the production of disks in new locations has created a need for the purchase of new sputtering systems.

     The Company typically offers its static sputtering systems to both captive and merchant thin-film disk manufacturers at list prices ranging from $2.0 million and $3.5 million depending on configuration. Since 1991, Intevac systems have been installed for or ordered by the following customers: Fuji Electric, Fujitsu Limited, Hitachi, HMT Technology, IBM, Komag, MaxMedia, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony, Stormedia, Tae Il Media, Trace Storage Technology and Western Digital. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support customers in Southeast Asia. During 1997, the Company acquired a 49% interest in IMAT, Inc., a joint venture in Japan with Matsubo Company, Ltd. ("Matsubo"). IMAT, Inc. will market the Company's flat panel display products in the Far East.

     The Company believes that its expertise and technology may have applications other than for thin-film disk manufacturing and is in the process of expanding its product offerings to other areas, such as flat panel display manufacturing equipment, photonics products, and electron beam processing equipment. For example, during 1997 the Company received the first order for its RIGEL flat panel display sputtering equipment and acquired the business of RPC Industries, Inc., a manufacturer of electron beam equipment that is used for curing inks, coating and adhesives, for film cross linking and for in-line sterilization.

     The Company's backlog was $73.8 million at December 31, 1997.

DISK MANUFACTURING PRODUCTS

  The MDP-250B Disk Sputtering System

     The Company's principal product, the MDP-250B, is fully automated, has 12 independent process stations and achieves throughput of approximately 550 disks per hour. The Company's offers its static sputtering systems for list prices ranging from $2.0 million to $3.5 million, depending upon configuration, to both captive and merchant thin-film disk manufacturers.

     The MDP-250 series of disk sputtering equipment was designed by the Company to meet current requirements for the production of media and to provide the capability to meet future requirements. The MDP-250 helps disk manufacturers to achieve high coercivity, high signal to noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. In addition, the MDP-250 has the capability to sputter multi-layers (multiple magnetic layers with interspersed non-magnetic layers); to sputter onto alternative substrates (such as glass and ceramic), as well as conventional aluminum substrates; and to make media with the appropriate characteristics for use with magneto-resistive ("MR") heads and magneto-optical ("MO") heads.

     The mechanical design of the MDP-250 has characteristics which are similar to the cluster tools which are widely used in semiconductor manufacturing in that each process station is separately vacuum pumped and is vacuum isolated during processing. The MDP-250 does not require a carrier or pallet to transport disks through the system. Rather, disks are automatically loaded into the system from cassettes, processed, and then automatically returned to the cassette.

     The Company offers a number of process station options, including multiple options for the deposition of thin films, heating stations, cooling stations and cleaning stations. Furthermore, these process stations can be moved from any machine process position to any other to easily accommodate process changes.

  Related Disk Manufacturing and Test Equipment

     The Company acquired San Jose Technology Corp. ("SJT"), a leading supplier of systems used to lubricate thin-film disks in 1996. Lubrication is the production step that typically follows disk sputtering in the manufacture of thin-film disks. During lubrication, a microscopic layer of lubricant is applied to the disk's surface to improve durability and reduce surface friction. SJT's products allow thin-film disk manufacturers to uniformly lubricate disks in a temperature controlled, low vibration, contamination free environment with a minimal amount of solvent loss.

     The Company also acquired Lotus Technologies, Inc. ("Lotus"), a leading manufacturer of contact stop/start ("CSS") test equipment for hard disk drives and components in 1996. The Lotus family of PC-based CSS test equipment performs precise measurements of disk wear, friction, stiction and start-stop torques related to the interface of the read-write head with the thin-film disk.

INTEVAC TECHNOLOGY AND SKILLS

     The design and fabrication of sputtering systems for thin film disk production requires a broad range of technologies and skills, including:

-  Sputtering processes          -  Thermal systems design
                                 -  Design of complex electromechanical
-  Sputter source design         systems
-  Thin film characterization    -  Material transport systems and robotics
-  Vacuum system design          -  Computer based control systems

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

SALES CHANNEL, CUSTOMERS AND MARKETING

     The selling process for the Company's products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process is lengthy and involves making sample thin-film disks for the prospective customer and responding to individual needs for moderate levels of machine customization. Intevac sells static sputtering systems to both captive and merchant thin-film disk manufacturers. Captive thin-film disk manufacturers produce disks to be used in disk drives they manufacture, and merchant thin-film disk manufacturers produce disks to be included in disk drives manufactured by third parties. The Company sells and markets its disk manufacturing products directly in the United States, and through exclusive distributors in Japan (Matsubo) and Korea (Chung Song). The Company has established wholly-owned subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support its customers in Southeast Asia. During 1997 the Company established a joint venture in Japan with Matsubo, Intevac Matsubo Advanced Technology (IMAT Inc.), to market its flat panel display products in the Far East.

     Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. For example, Matsubo, HMT Technology and Trace Storage Technology accounted for 37%, 17% and 15%, respectively of the Company's total net revenues in 1997, and Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13%, respectively, of the Company's total net revenues in 1996. Seagate, HMT Technology, and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues in 1995. The Company's largest customers change from period to period as large thin-film disk fabrication facilities are completed and new projects are initiated. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. For example, 68% of the Company's backlog at December 31, 1997 was represented by two customers for disk sputtering systems, with each representing 10% or more of the Company's backlog at December 31, 1997. The larger of these two customers, Matsubo, has orders from 5 different end users of disk sputtering systems. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether. If completed contracts are not replaced on a timely basis by new orders from the same or other customers, the Company's net revenues could be adversely affected. The loss of a significant customer, any reduction in orders from any significant customer or the cancellation of a significant order from a customer, including reductions or cancellations due to customer departures from recent buying patterns, financial difficulties of a customer or market, economic or competitive conditions in the disk drive industry, could materially adversely affect the Company's business, financial condition and results of operations. During the latter half of 1997 a number of manufacturers of hard disk drives and a number of their suppliers reported substantial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or, in the case of component suppliers, an excess supply of components for hard drives (including thin film disks) and the rapid change of technology which caused a number of products to become obsolete. There can be no assurance that these industry-wide problems will not result in reduced demand for the Company's products in 1998, a rescheduling of the Company's existing backlog or a reduction in future orders from the levels experienced during 1997. In March of 1998, as a result of weak orders for its disk sputtering systems, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. As part of the expense reduction plan the Company also decided to close its Rocklin, California facility and transfer its Rapid Thermal Processing Operation from Rocklin to the Company's headquarters in Santa Clara. During the first quarter of 1998, the Company will incur a restructuring charge of approximately $1.0 million related to closure of the Rocklin facility and employee severance costs.

     Foreign sales accounted for 64% of revenue in 1997, 41% in 1996 and 20% in 1995. Substantially all of the Company's foreign sales are to companies in the Far East. The Company anticipates that foreign sales to customers in the Far East will continue to be a significant portion of its revenues in the foreseeable future. In order to effectively service customers located in Southeast Asia, the Company has established sales and service operations in Singapore, Malaysia and in Taiwan. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. The Company's products have been sold to companies headquartered in the United States, Japan, Taiwan and Korea and have been installed in factories in the United States, Japan, Singapore, Malaysia, Korea and Taiwan. All of the Far Eastern countries with which the Company does business have banking systems and foreign currency exposures that have experienced serious troubles recently and therefore subject the Company's customers to substantial business risks. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

CUSTOMER SUPPORT

     Since media production lines are often operated 24 hours per day, seven days per week, continuing service support is of vital importance, and thus the Company provides process and applications support, customer training, installation and start-up assistance and emergency service support to its customers. Over the past two years, the Company has taken several steps to substantially improve customer support including expanding the training program, increasing the number of service engineers, adding product support engineering capability, reducing delivery times for spare parts and providing 24 hour per day response.

     Process and applications support is provided by equipment process scientists who have access to a dedicated MDP-250B in the Company's applications laboratory, and who also visit customers at their plants to assist in process development projects.

     The Company conducts training classes for process scientists, machine operators and machine service personnel. Additional training is also given during the machine installation.

     Installation and start up of the sputtering systems are provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of sputtering systems in overseas locations as required.

     The Company provides a standard warranty for up to twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. Currently, the Company has trained field service technicians located in the United States, Singapore and Taiwan. In addition, service in Japan and Korea is provided by the Company's distributor and representatives using personnel who have received training at Intevac. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are available on a 24 hour per day basis.

     Consistent with the Company's strategy to provide the industry's highest level of service to its customers, the Company has established operations in Singapore, Malaysia and Taiwan to provide customer training, installation, start-up assistance, spare parts and service support to customers in Southeast Asia.

RESEARCH AND DEVELOPMENT

     The disk drive industry in general, and the thin-film disk manufacturing industry in particular, is characterized by rapid technological change and evolving industry standards. The Company has invested substantial amounts in research and development for its disk sputtering systems and flat panel display manufacturing equipment. The Company's research and development expenses in 1997, 1996 and 1995 were $10.7 million, $8.4 million and $2.6 million, respectively, and represented 8.0%, 9.5% and 6.1%, respectively, of net revenues. Research and development expenses do not include costs of $1.3 million, $1.3 million and $1.1 million that were incurred by the Company in 1997, 1996 and 1995, respectively and were reimbursed under the terms of a cost sharing agreement.

     The Company expects to continue an active development program to make sputter system improvements to add additional capabilities that will improve disk performance, increase machine throughput, permit optimum utilization of alternative substrates, lower cost of ownership and respond to future market requirements. The Company's ability to remain competitive has required and will continue to require substantial investments in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

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

     The Company's success in developing and selling enhanced disk sputtering systems and other new products depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the requirements for the continuously evolving disk drive industry approximately two or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products. For example, in 1997 the Company discontinued development of a laser texturing product for thin-film disks.

FLAT PANEL DISPLAY MANUFACTURING EQUIPMENT DEVELOPMENT PROGRAM

     In recent years, flat panel displays ("FPDs") have emerged as a display technology for a variety of applications such as PCs, workstations and video displays. The manufacture of several types of flat panel displays such as STN, AMLCD and FED require the use of a sputtering process to deposit thin-film layers of different materials onto a glass substrate.

     In 1992 the Company initiated a program to develop a sputtering system for this market. The Company believes that the skills and technologies that it has developed for the thin-film disk manufacturing industry are directly applicable to the FPD manufacturing industry. These skills and technologies include its expertise and experience in sputtering, rapid heating, high vacuum, isolated process chambers and material handling. In addition, as with the thin-film disk manufacturing industry, the FPD industry involves providing complex, expensive capital equipment to a small number of customers worldwide.

     Since inception, the Company has invested approximately $13.2 million in the flat panel sputtering development effort, of which approximately half has been paid by Ebara Corporation ("Ebara"). The Company entered into its agreement with Ebara in September 1992. Under the agreement, as amended, Ebara has agreed to pay one-half of the development costs of the flat panel sputtering system, up to a maximum amount of $6.75 million, in exchange for joint ownership of the intellectual property rights and the exclusive right to manufacture and sell in Japan the flat panel sputtering systems developed under the agreement. The Company has retained the exclusive right to manufacture and sell such flat panel sputtering systems outside of Japan. Each party is required to pay royalties to the other party on its flat panel sputtering system sales. In 1997, under a funded development contract, the Company delivered its first sputtering machine ("D-STAR") capable of sputtering substrates as large as 450 mm by 650 mm. In 1998 the Company expects to deliver a scaled up version of its D-STAR unit capable of sputtering glass substrates as large as 1.2 meters by 1.6 meters ("RIGEL").

     In 1994 the Company acquired certain assets of Aktis Corporation and certain patents from Baccarat Electronics, Inc. and continued a project to develop a rapid thermal processing ("RTP") system to be used in the manufacture of FPDs. The Company's RTP system can be used to rapidly modify the characteristics of thin films deposited on glass substrates. For example, the Company's RTP systems can be used to activate thin films after ion implantation or to convert amorphous silicon thin films into polysilicon thin films. The Company has sold three RTP systems to date.

     In 1997 the Company spent $4.9 million on research and development related to the Company's FPD efforts. Of these amounts, approximately 54% of the funding was provided by customer sponsored research and development contracts and/or cost sharing agreements.

     The Company has limited experience in the development, manufacture, sale and marketing of flat panel display manufacturing equipment, having sold only three RTP systems to date and continuing development of its FPD sputtering systems. There can be no assurance that the market for flat panel display manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve customer acceptance or that the Company will achieve any net revenues from the sale of its proposed FPD manufacturing equipment. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

PHOTONICS RESEARCH AND DEVELOPMENT

     The Photonics R&D Group, which continued with the Company when the night vision business was sold in 1995, has made progress with technology that permits highly sensitive detection in the short-wave infrared spectrum in electron sources with very precise characteristics. These photonics development efforts are funded primarily with government sponsored R&D contracts. In 1997 the Company spent $2.6 million on research and development related to the Company's photonics efforts.

     This development work is aimed at creating new products for both military and industrial applications. Among these new applications is Laser Illuminated Viewing and Ranging ("LIVAR"), which is like radar but operates in the short infrared region to detect and image objects at long ranges. Other technologies include Electron Bombarded Charge Coupled Devices ("EBCCDs"), which provide high sensitivity detection and high resolution imagery in the visible and short wave infrared spectrum, and Negative Electron Affinity ("NEA") electron sources, which could provide an enabling technology to dramatically reduce the feature size of integrated circuits.

ELECTRON BEAM PROCESSING EQUIPMENT

     In 1997 the Company's wholly owned subsidiary, RPC Technologies, Inc. ("RPC"), acquired substantially all of the assets and certain of the liabilities of RPC Industries, Inc. of Hayward, California. RPC Industries, Inc. manufactured electron beam processing equipment that is used for curing inks, coatings and adhesives, for film cross linking in the manufacture of shrink wrap films and for in-line sterilization.

MANUFACTURING

     The majority of the Company's manufacturing is conducted at its headquarters facility in Santa Clara, California with smaller manufacturing facilities located in Hayward, California (RPC), Los Gatos, California (Lotus) and Rocklin, California (RTP). The Company's manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources, and system assembly, alignment and testing. The Company makes extensive use of the infrastructure serving the semiconductor equipment business. The Company purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and specialized mechanical parts made by forging, machining and welding. The Company has a well-equipped fabrication center that is capable of producing many of the fabricated metal parts in its systems. This capability is used primarily for quick reaction requirements for design work, to cover shortages and for some of the parts required for production. The Company's strategy is to purchase the majority of its fabricated metal parts from outside suppliers.

     The Company's manufacturing strategy is to operate with low fixed costs, to produce high quality, cost-effective systems and low cost replacement parts and to be able to respond effectively to changes in volume. To do this, the Company currently designs its products to use standard parts where possible. The Company performs manufacturing activities that add value or that require unique technology or specialized knowledge and, taking advantage of its Silicon Valley location, utilizes subcontractors to perform other manufacturing activities.

     In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. The Company has implemented a key supplier program in which it appoints certain key vendors as sole suppliers for certain parts with the goal of improving response time and reducing costs. In addition, the Company makes extensive use of suppliers serving the semiconductor equipment business, and such suppliers may choose to give priority to their semiconductor equipment customers that are much larger than the Company. Any prolonged inability to obtain adequate deliveries could force the Company to pay more for inventory, parts and other supplies, require it to seek alternative sources of supply, delay its ability to ship its products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations.

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

BACKLOG

     The Company's backlog was $73.8 million and $63.7 million at December 31, 1997 and December 31, 1996, respectively. The Company includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements for thin-film disk manufacturers cannot be determined with accuracy, and therefore the Company's backlog at any certain date may not be indicative of future demand for the Company's manufacturing systems.

     Orders in backlog are subject to cancellation, and although the Company generally requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems. The Company may from time to time manufacture a system in anticipation of an order that may not be placed during the period or at all. In any given quarter in which such a system is manufactured, the Company may not receive funds to cover its manufacturing costs. Orders may be subject to delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products has caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to possible delays in obtaining materials, the average time between order and shipment of the Company's systems may increase substantially in the future. The Company's ability to quickly increase its shipments in response to short-term increases in demand could be limited by the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components, the unwillingness of the Company to build systems prior to the receipt of orders and the need for highly skilled personnel. The failure of the Company to satisfy any such short-term increases in demand and to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders. There can be no assurance that the Company will be successful in increasing its manufacturing capacity.

COMPETITION

     The Company believes that the principal competitive factors in its market are system performance and features, reliability and uptime, overall cost of ownership and customer support. The Company believes that it competes favorably with respect to each of these factors. The Company believes it is the principal United States-based supplier of sputtering systems for thin-film disks.

     The Company's disk sputtering business experiences intense competition worldwide from two principal competitors, Balzers A.G. ("Balzers") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Both Balzers and Anelva are manufacturers of static sputtering systems, and each has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

     In addition, the Company's two principal competitors are based in foreign countries and have cost structures and system prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies. Currency fluctuations could also increase the Company's cost structure relative to those of its competitors, which could make it more difficult for the Company to maintain its competitiveness.

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

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

     The Company places a high value on intellectual property and has an active program to seek patent coverage for discoveries and designs that are believed to have significant value. The Company recognizes patentable inventions by employees through incentive payments to the inventors. The Company currently has 24 patents issued in the United States and 2 patents issued in Japan, and has patent applications pending in the United States and foreign countries. Of the 24 U.S. patents, 7 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 6 relate to photonics. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

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

     There has been substantial litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products in the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In the first quarter of 1997, Rockwell's patent in suit was held invalid. Rockwell has appealed that decision. These issues are now pending before the appellate court.

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

EMPLOYEES

     At December 31, 1997, the Company had 398 employees, 31 of whom are contract employees. 117 of these employees are in research and development, 183 are in manufacturing, and 98 are in administration, customer support and marketing.

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

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

  Leverage

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, the Company incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at December 31, 1997 and 1996 was approximately 58.4% and 2.1%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     The Company's operating results will depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, customer support and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could make it difficult to undertake or could significantly delay the Company's research and development efforts and the expansion of its manufacturing capabilities or other activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Acquisitions

     The Company's business strategy includes acquiring related businesses, products or technologies. The Company completed one acquisition in 1997 and three acquisitions in 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development and the assumption of debt and contingent liabilities, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, as a result of the Company's ongoing repurchase of its stock in the open market, the Company may not be able to use the "pooling of interests" method of accounting in some acquisitions, and the Company may therefore be required to amortize any intangible assets acquired in connection with any acquisition.

     The Company incurred a charge to operations of $0.3 million in the quarter ended December 31, 1997, to reflect the purchase of in-process research and development related to the acquisition of the business of RPC Industries, Inc. The Company incurred a charge to operations of $5.8 million in the quarter ended June 29, 1996, to reflect the purchase of in-process research and development related to the acquisition of SJT and Lotus. In addition, the Company is amortizing intangible assets of approximately $9.0 million relating to the four acquisitions. The amortization period for such costs will be over the useful lives of the assets, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

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

  Concentration of Stock Ownership

     Based on the shares outstanding on December 31, 1997, the present directors and their affiliates and executive officers, in the aggregate, own beneficially approximately 55.2% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of the Company, including the election of a majority of the directors and approval of significant corporate transactions.

ITEM 2. PROPERTIES

     The Company leases all of its facilities, including approximately 175,400 square feet in Santa Clara, California. These buildings house manufacturing, research and development, marketing and administration, and the Company's headquarters offices. The leases for these buildings expire in October 1999 (8,300 square feet) and March 2002 (167,100 square feet). The Company has an option to extend the lease with respect to 167,100 square feet for an additional five-year period, with a monthly base rent to be negotiated by the Company and the lessor. If the Company and the lessor are unable to reach agreement with respect to such monthly base rent, the monthly base rent for the extension will be determined by an appraisal process set forth in the lease.

     The Company leases an 18,900 square-foot building in Rocklin, California to house the RTP Business. This lease expires in November 2000.

     The Company leases a facility of approximately 6,600 square feet in Los Gatos, California to house the Lotus Technology Division. This lease expires in May 1999.

     The Company leases a facility of approximately 31,500 square feet in Hayward, California to house the RPC Technologies Division. This lease expires on March 2001.

     The Company leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 1998. The Company has an option to extend the lease for an additional year at market rates.

     The Company leases approximately 1,400 square feet in Taiwan to house the Taiwan customer support organization. The lease expires in October 1998.

     The Company believes that its current facilities are suitable and adequate for its current and foreseeable operations. The Company currently operates with one full manufacturing shift and one partial manufacturing shift. The Company believes that it currently has sufficient productive capacity to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                        EXECUTIVE OFFICERS AND DIRECTORS

     Certain information about the Company's directors and executive officers is listed below:

              NAME                   AGE                          POSITION
              ----                   ---                          --------
Executive Officers and Directors:
Norman H. Pond                       59     Chairman of the Board, President and Chief Executive
                                              Officer
Charles B. Eddy III                  47     Vice President, Finance and Administration, Chief
                                              Financial Officer, Treasurer and Secretary
Robert D. Hempstead                  54     Chief Operating Officer and Director
Edward Durbin(1)                     70     Director
David N. Lambeth(1)(2)               50     Director
H. Joseph Smead(2)                   72     Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Pond is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since February 1991. Before joining the Company, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian, a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian's operations. From 1984 to 1988, Mr. Pond was President of Varian's Electron Device and Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including as Group Executive. Mr. Pond holds a B.S. in physics from the University of Missouri at Rolla and a M.S. in physics from the University of California at Los Angeles.

     Mr. Eddy has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company since April 1991. Mr. Eddy served as Chief Financial Officer of Videonics, Inc., a manufacturer of consumer video editing equipment, from 1987 to 1991 and served as Chief Financial Officer of Parallel Computers, Inc., a startup computer company, from 1983 to 1987. Mr. Eddy was with Intel Corporation from 1974 to 1983 where he served in a variety of positions, including controller and plant manager. Mr. Eddy holds a B.S. in engineering science from the University of Virginia and a M.B.A. from Dartmouth College.

     Dr. Hempstead has served as Chief Operating Officer of the Company since April 1996. He was appointed a Director of the Company in 1997. Before joining the Company, Dr. Hempstead served as Executive Vice President of Censtor Corp., a manufacturer of computer disk drive heads and disks, from November 1994 to February 1996. He was a self-employed consultant from 1989 to November 1994. Dr. Hempstead holds a B.S. and M.S. in electrical engineering from Massachusetts Institute of Technology and a Ph.D. in physics from the University of Illinois.

     Mr. Durbin has served as a Director of the Company since February 1991. Mr. Durbin is the Vice Chairman of Kaiser Aerospace and Electronics Corporation ("Kaiser"), a privately held manufacturer of electronic and electro-optical systems, responsible for marketing and business development since joining Kaiser in 1975. Mr. Durbin currently serves as a director for all of Kaiser's subsidiaries. Mr. Durbin holds a B.S. in electrical engineering from The Cooper Union and a M.S. in electrical engineering from the Polytechnic Institute of Brooklyn.

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

     Dr. Smead has served as a Director of the Company since February 1991. Dr. Smead joined Kaiser in 1974 and served as Kaiser's President from 1974 until October 1, 1997. Dr. Smead served as President and Chairman of the Board of Directors of K Systems, Inc., Kaiser's parent company, from 1977 until October 1, 1997. Dr. Smead currently serves as Chairman of the Board of Directors of Kaiser and as a director for all of Kaiser's subsidiaries. Dr. Smead holds a B.S. in electrical engineering from the University of Colorado, a M.S. in electrical engineering from the University of Washington and a Ph.D. in electrical engineering from Purdue University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "IVAC." As of December 31, 1997, there were approximately 2,500 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                        HIGH            LOW
                                                       -------        -------
Fiscal 1996
  First Quarter......................................  $ 8.250        $ 6.125
  Second Quarter.....................................  $26.000        $ 6.625
  Third Quarter......................................  $17.500        $11.250
  Fourth Quarter.....................................  $19.500        $11.000
Fiscal 1997
  First Quarter......................................  $22.500        $13.250
  Second Quarter.....................................  $16.625        $12.500
  Third Quarter......................................  $17.125        $10.750
  Fourth Quarter.....................................  $14.625        $ 7.750

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Managements's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    1997      1996     1995(3)    1994      1993
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net Revenues:
  Disk, flat panel and other....................  $133,207   $88,232   $42,187   $18,266   $16,026
  MBE (1).......................................        --        --       695     2,185     6,370
                                                  --------   -------   -------   -------   -------
          Total net revenues....................   133,207    88,232    42,882    20,451    22,396
Cost of net revenues:
  Disk, flat panel and other....................    91,255    55,652    27,280    11,799     9,749
  MBE (1).......................................        --        --       434       858     5,417
                                                  --------   -------   -------   -------   -------
          Total cost of net revenues............    91,255    55,652    27,714    12,657    15,166
                                                  --------   -------   -------   -------   -------
Gross Profit....................................    41,952    32,580    15,168     7,794     7,230
Operating expenses:
  Research and development......................    10,716     8,425     2,603     3,515     3,142
  Selling, general and administrative...........    11,399     8,391     4,550     2,248     3,896
  Acquired in-process research and
     development................................       299     5,835        --        --        --
                                                  --------   -------   -------   -------   -------
          Total operating expenses..............    22,414    22,651     7,153     5,763     7,038
                                                  --------   -------   -------   -------   -------
Operating income................................    19,538     9,929     8,015     2,031       192
Interest expense................................    (3,581)     (175)      (13)      (63)     (113)
Interest income and other income (expense),
  net...........................................     3,268     1,569       942       533       (88)
                                                  --------   -------   -------   -------   -------
Income (loss) from continuing operations before
  income taxes..................................    19,225    11,323     8,944     2,501        (9)
Provision for (benefit from) income taxes.......     6,728     6,350     3,179       826       (75)
                                                  --------   -------   -------   -------   -------
Income from continuing operations...............    12,497     4,973     5,765     1,675        66
Income (loss) from discontinued operations......        --        --     1,335      (267)    1,457
                                                  --------   -------   -------   -------   -------
Net income......................................  $ 12,497   $ 4,973   $ 7,100   $ 1,408   $ 1,523
                                                  ========   =======   =======   =======   =======
Basic earnings per share:
  Income from continuing operations.............  $   1.00   $  0.40   $  1.58   $  2.39   $  0.10
  Net income....................................  $   1.00   $  0.40   $  1.94   $  2.01   $  2.26
  Shares used in per share calculations (2).....    12,514    12,311     3,653       700       674
Diluted earnings per share:
  Income from continuing operations.............  $   0.94   $  0.39   $  0.58   $  0.18   $  0.01
  Net income....................................  $   0.94   $  0.39   $  0.72   $  0.15   $  0.16
  Shares used in per share calculations (2).....    15,385    12,901     9,881     9,489     9,509
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................  $ 71,142   $   938   $20,422   $13,347   $19,877
Working capital.................................    78,025    15,847    21,327    23,229    21,792
Total assets....................................   147,794    68,085    51,160    42,749    44,233
Long-term debt..................................    59,480       730        --        --        --
Redeemable Series 1 Preferred Stock.............        --        --        --     6,100     6,100
Total shareholders' equity......................    42,435    33,736    27,320    22,987    21,588
Cash dividends declared per common share........        --        --     0.495        --        --

---------------
(1) In the fourth quarter of 1993, the Company sold its Molecular Beam Epitaxi ("MBE") Operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. The Company retained rights to sell certain other residual used systems of the MBE business that were not exchanged with Chorus. The sale of these used systems was completed during the first quarter of 1995.

(2) The earnings per share amounts have been restated to comply with Statement No. 128, "Earnings per share" ("SFAS 128"). See Note 2 of Notes to Consolidated Financial Statements.

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

OVERVIEW

     The Company's revenues are generated by the sale of disk sputtering systems and related disk manufacturing equipment; system components; contract research and development activities; flat panel display manufacturing equipment and electron beam processing equipment. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue and Intevac is a leading supplier of this equipment. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various DOD and NASA development projects for the FPD industry and various photonics products. Flat panel display manufacturing equipment consists of sputtering and rapid thermal processing equipment for the manufacture of FPD's. Electron beam processing equipment is used for curing inks, coatings and adhesives, in the manufacture of shrink wrap films and for in-line sterilization.

     Through the first quarter of 1995, the Company also received revenues from sales of MBE systems. MBE systems are used for the design and manufacture of materials having the characteristics of a semiconductor that are used to produce transistors, opto-electronic devices and integrated circuits. The Company acquired the MBE business from Varian in 1991 and sold the business to a third party in October 1993. MBE revenues in the first quarter of 1995 were derived from sales of used MBE equipment that had not been sold in the acquisition and from other activities in connection with the winding down of the MBE business. The Company does not expect any MBE revenues in future periods.

     Income from discontinued operations represents results from the Company's sales of night vision products, primarily sales of night vision goggles and devices. The Company sold the night vision business to a third party in May 1995.

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last eight quarters the Company's operating income as a percentage of net revenues has fluctuated from approximately 10% to 18% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company has derived a significant proportion of its net revenues from sales of its systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell it systems may exist at any given time. According to a April 1997 report by TrendFOCUS, an independent market research firm, as of December 31, 1996 there were 231 installed disk sputtering lines worldwide and only 15 companies in the world with five or more installed disk sputtering lines. Therefore, winning or losing an order from any particular customer can significantly affect the Company's operating results.

     The disk drive industry is cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company. In recent years, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. There can be no assurance that such growth will continue. During the latter half of 1997 a number of manufacturers of hard disk drives and a number of their suppliers reported substantial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or in the case of component suppliers, an excess supply of components for hard drives (including thin film disks) and the rapid change of technology which caused a number of products to become obsolete. There can be no assurance that these industry wide problems will not result in reduced demand for the Company's products in 1998, a rescheduling of the Company's existing backlog or in a reduction in future orders from the levels experienced during 1997, in which case the Company's business would be materially adversely affected.

     In March of 1998, as a result of weak orders for its disk sputtering systems, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. As part of the expense reduction plan the Company also decided to close its Rocklin, California facility and transfer its Rapid Thermal Processing Operation from Rocklin to the Company's headquarters in Santa Clara. During the first quarter of 1998, the Company will incur a restructuring charge of approximately $1.0 million related to the closure of the Rocklin facility and employee severance costs.

     Due to all of the foregoing factors, the Company expects its quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of public market analysts and investors. In such event it is likely the price of the Company's Common Stock would be materially adversely affected.

RESULTS OF OPERATIONS

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components, contract research and development and rapid thermal processing systems for flat panel display manufacturing. Net revenues from the sales of sputtering systems are recognized upon customer acceptance. System component and other system sales are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues totaled $133.2 million, $88.2 million, and $42.9 million in 1997, 1996 and 1995, respectively. Net revenues increased from 1996 to 1997 primarily due to an increase in net revenues from disk sputtering systems and to a lesser extent as a result of an increase in net revenues from disk lubrication systems, contract research and development, contact stop-start testers, rapid thermal processing equipment and components. Net revenues increased from 1995 to 1996 primarily due to an increase in net revenues from disk sputtering systems and to a lesser extent as the result of the revenues related to SJT and Lotus which where acquired in

May and June 1996, respectively. The Company's backlog of orders at December 31, 1998 was $73.8 million. The majority of these orders are shippable for revenue during the first half of 1998. Orders for the Company's disk sputtering equipment have been soft since the beginning of 1998. Given the Company's manufacturing lead times and its current unwillingness to build systems in anticipation of orders not yet received, it is likely that third quarter revenues and net income will be less than the levels experienced during the second half of 1997. There can be no assurance that these lower revenue levels will not extend beyond the third quarter of 1998.

     Matsubo, the Company's Japanese distributor, HMT Technology and Trace Storage Technology accounted for 37%, 17% and 15%, respectively, of the Company's net revenues during 1997. The shipments to Matsubo in 1997 were delivered to Fuji Electric, Mitsubishi, Hitachi and Sony. Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13%, respectively, of the Company's net revenues during 1996. Seagate, HMT Technology and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's net revenues during 1995.

     MBE accounted for $0.7 million of net revenues in 1995. The Company sold substantially all of the assets related to its MBE operation in October 1993 in exchange for 20% of the outstanding stock of Chorus Corporation. This investment is accounted for under the equity method. The Company continued to dispose of residual assets of the MBE business through the first quarter of 1995. In the third quarter of 1995, the Company sold its investment interest in Chorus.

     Foreign sales totaled $84.7 million, $36.4 million and $8.7 million in 1997, 1996 and 1995, respectively. Foreign sales accounted for 64%, 41% and 20% of net revenues in 1997, 1996 and 1995, respectively. The increases in foreign sales from 1996 to 1997 and from 1995 to 1996 were primarily the result of increased sales of disk sputtering systems. Substantially all of the Company's foreign sales are to customers in the Far East. Substantially all of the Company's sales were denominated in US dollars.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, international distributor costs, warranty costs and costs attributable to contract research and development. Gross margin for disk, flat panel and other was 31.5%, 36.9%, and 35.3% in 1997, 1996 and 1995, respectively. The reduction in gross margins in 1997 from 1996 was primarily due to reduced margins on disk sputtering systems for which product costs increased more than the Company's ability to increase prices, and to a lesser extent due to reduced gross margins in the Company's other businesses. Gross margins increased in 1996 as the result of higher margins on disk sputtering systems during the first two quarters of 1996. MBE gross margin was above historical levels at 37.6% in 1995 due to the resale at high margins of used MBE machines that the Company retained after the sale of the MBE business.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel display manufacturing equipment and research by the Company's Photonics Technology Division. Company funded research and development expense totaled $10.7 million, $8.4 million and $2.6 million in 1997, 1996 and 1995, respectively. The $2.3 million increase from 1996 to 1997 was caused primarily by higher expenses related to development of disk sputtering equipment, the development of a new line of contact stop-start test equipment and development of flat panel manufacturing equipment. The $5.8 million increase from 1995 to 1996 was caused primarily by an increase in expenses related to the development of disk sputtering equipment and to a lesser extent increases in net expenses related to development of flat panel manufacturing equipment, laser texturing equipment and contact stop start test equipment. The Company terminated its laser texturing development program during 1997.

     Research and development expenses do not include costs of $1.3 million, $1.3 million, and $1.1 million that were incurred by the Company in 1997, 1996 and 1995, respectively, and reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese development partner. At December 31, 1997, all of the $6.8 million of funds available under this cost sharing agreement had been used. Future joint development under this agreement is contingent upon the Company's ability to negotiate further amendments to the development agreement. There can be no assurance that the Company will obtain further amendments to the development agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services costs. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. Selling, general and administrative expense totaled $11.4 million, $8.4 million and $4.6 million in 1997, 1996 and 1995, respectively, representing 8.6%, 9.5% and 10.6% of net revenues. The $3.0 million increase in selling, general and administrative expenses from 1996 to 1997 was primarily the result of increased marketing and administration expenses related to increased sales of disk sputtering systems and, to a lesser extent increased marketing and administrative costs at the Company's Lotus Technology Division and San Jose Technology Division. The $3.8 million increase in selling, general and administrative expenses from 1995 to 1996 was primarily the result of an increase in marketing and administrative costs related to increased sales of disk sputtering systems and, to a lesser extent, increased marketing and administrative costs at the Company's Lotus Technology Division, Advanced Technology Division, and San Jose Technology Division, approximately $282,000 of costs related to the cancellation of its proposed secondary stock offering in August 1996, and the increased costs of administering and insuring a public company as a result of the Company's November 21, 1995 initial public offering,

     Acquired in-process research and development. The Company recognized a charge for acquired in-process research and development of $0.3 million during 1997 as a result of the acquisition of the assets of RPC Industries, Inc. and recognized a charge for acquired in-process research and development of $5.8 million in 1996 as a result of the acquisitions of SJT and Lotus.

     Interest expense. Interest expense in 1997 consists primarily of interest on the Convertible Notes issued in the first quarter of 1997. Interest expense totaled $3.6 million, $0.2 million and $0.0 million in 1997, 1996 and 1995, respectively.

     Interest and other income, net. Interest and other income, net totaled $3.3 million, $1.6 million, and $0.9 million, in 1997, 1996 and 1995, respectively. Interest and other income in 1997 consisted of interest income, deferred income related to the sale of the Company's interest in Chorus Corporation and early payment discounts, which were partially offset by a foreign currency translation loss. Other income during 1996 consisted primarily of deferred income recognized on the sale of the Company's interest in Chorus Corporation and interest income and, to a lesser extent, early payment discounts. Other income during 1995 consisted primarily of interest income and, to a lesser extent, deferred income recognized on the sale of the Company's interest in Chorus Corporation.

     Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue the night vision business. The Company sold its night vision business to Litton Systems, Inc. in May 1995. Accordingly, the results of operations data for the year ended December 31, 1995 reflects the night vision business as a discontinued operation. Net revenues included in discontinued operations for the year ended December 31, 1995 were $4.2 million.

     Provision for income taxes. Income tax expense as a percentage of pretax income was 35%, 56% and 36% in 1997, 1996 and 1995, respectively. The Company's tax rate differs from the applicable statutory rates primarily due to non-deductible expenses for acquired in-process research and development and goodwill amortization, state income taxes, benefits from the Company's foreign sales corporation and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities in 1997 provided cash of $25.8 million primarily due to net income of $12.5 million, an $8.4 million reduction in accounts receivable, a $5.6 million increase in accrued payroll and other liabilities, a $5.1 million increase in customer advances and $5.0 million of depreciation and amortization, which were partially offset by an $8.5 million increase in inventory and a $2.1 million increase in prepaid expense and other assets.

     Investing activities in 1997 used cash of $74.5 million primarily due to the net purchase of $67.8 million of cash investments and the purchase of $6.1 million of property and equipment .

     Financing activities in 1997 generated $51.1 million of cash primarily as a result of $55.2 million in net proceeds from the sale by the Company of its Convertible Notes and $1.0 million in proceeds from the sale of the Company's stock to employees under the employee stock option and employee stock purchase plans, which were partially offset by the repurchase of 475,000 shares of the Company's common stock for $5.0 million under the Company's stock repurchase plan.

     At December 31, 1997, the Company had $71.1 million of cash, cash equivalents and short term investments. In addition, the Company has a $10.0 million revolving line of credit which expires May 1, 1998. Borrowings bear interest at prime rate or the LIBOR rate plus 175 basis points. The line of credit agreement requires the Company to maintain certain financial ratios and other financial conditions.

     The Company intends to undertake approximately $4 million in capital expenditures during the next 12 months. The Company believes the existing cash and cash equivalent balances and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

YEAR 2000

     The Company is currently evaluating the software and computer systems it uses in order to ensure compliance with Year 2000 issues. This evaluation, and any corrective actions required, is estimated to be completed no later than December 31, 1998. The Company does not expect to encounter significant problems or expect that material expenditures will be required to comply with Year 2000 issues. These expectations are based primarily on the fact that the Company purchases all business software from third party vendors.

     Specific actions to be taken include: reviewing all software used and assessing the vendor's plans to comply with Year 2000; testing of all hardware to ensure its ability to recognize dates after 1999; and contacting significant suppliers to determine their ability to comply with Year 2000.

     The expectations of the findings of this project and the date on which the Company believes it will be completed are based on management's best estimates. However, there can be no guarantee that these expectations will be achieved and actual results could differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTEVAC, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   23
Consolidated Balance Sheets...........................................................   24
Consolidated Statements of Income.....................................................   25
Consolidated Statements of Shareholders' Equity.......................................   26
Consolidated Statements of Cash Flows.................................................   27
Notes to Consolidated Financial Statements............................................   28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
January 16, 1998

                                 INTEVAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                                1997         1996
                                                                                              --------     --------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  3,338     $    938
  Short-term investments....................................................................    67,804           --
  Accounts receivable, net of allowances of $1,505 and $1,024 at December 31, 1997 and 1996,
    respectively............................................................................     9,634       17,570
  Inventories, including $8,259 and $6,735 at customers at December 31, 1997 and 1996,
    respectively............................................................................    35,915       25,666
  Short-term note receivable, arising from the sale of the investment in Chorus Corporation,
    net of allowances of $395 and $1,180 at December 31, 1997 and 1996, respectively........        --           --
  Prepaid expenses and other current assets.................................................       641          507
  Deferred tax assets.......................................................................     6,572        4,397
                                                                                              --------     --------
         Total current assets...............................................................   123,904       49,078
Property, plant, and equipment, at cost:
  Buildings and improvements................................................................     6,212        2,872
  Machinery and equipment...................................................................    13,875       10,269
                                                                                              --------     --------
                                                                                                20,087       13,141
  Less accumulated depreciation and amortization............................................     6,327        3,868
                                                                                              --------     --------
                                                                                                13,760        9,273
Investment in 601 California Avenue LLC.....................................................     2,431        2,431
Goodwill, net of amortization of $2,273 and $951 at December 31, 1997 and 1996,
  respectively..............................................................................     4,281        5,603
Other intangibles, net of amortization of $1,378 and $539 at December 31, 1997 and 1996,
  respectively..............................................................................     1,063        1,698
Debt issuance costs, net of amortization of $274............................................     2,029           --
Deferred tax assets and other assets........................................................       326            2
                                                                                              --------     --------
         Total assets.......................................................................  $147,794     $ 68,085
                                                                                              =========    =========
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................................................  $     --     $  1,252
  Accounts payable..........................................................................     4,585        4,465
  Accrued payroll and related liabilities...................................................     1,949        1,937
  Accrued income taxes......................................................................     3,605          799
  Accrued product warranties................................................................     2,561        2,266
  Other accrued liabilities.................................................................     2,265          651
  Book overdraft............................................................................     1,873          559
  Customer advances.........................................................................    28,247       20,702
  Net liabilities of discontinued operations................................................       794          600
                                                                                              --------     --------
         Total current liabilities..........................................................    45,879       33,231
Convertible notes...........................................................................    57,500           --
Other long-term debt........................................................................     1,980          730
Deferred tax liability......................................................................        --          388
Commitments and contingencies
Shareholders' equity:
  Undesignated preferred stock, no par value, 10,000 shares authorized,
    no shares issued and outstanding........................................................        --           --
  Common stock, no par value:
    Authorized shares -- 50,000
    Issued and outstanding shares -- 12,154 and 12,449 at December 31, 1997 and 1996,
     respectively...........................................................................    17,336       16,747
  Retained earnings.........................................................................    25,099       16,989
                                                                                              --------     --------
         Total shareholders' equity.........................................................    42,435       33,736
                                                                                              --------     --------
         Total liabilities and shareholders' equity.........................................  $147,794     $ 68,085
                                                                                              =========    =========

                            See accompanying notes.

                                 INTEVAC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------     -------     -------
Net revenues:
  Disk, flat panel, and other................................  $133,207     $88,232     $42,187
  MBE........................................................        --          --         695
                                                               --------     -------     -------
Total net revenues (includes related party revenues of $1,856
  for the year ended December 31, 1995)......................   133,207      88,232      42,882
Cost of net revenues:
  Disk, flat panel, and other................................    91,255      55,652      27,280
  MBE........................................................        --          --         434
                                                               --------     -------     -------
Total cost of net revenues...................................    91,255      55,652      27,714
                                                               --------     -------     -------
Gross profit.................................................    41,952      32,580      15,168
Operating expenses:
  Research and development...................................    10,716       8,425       2,603
  Selling, general, and administrative.......................    11,399       8,391       4,550
  Acquired in-process research and development...............       299       5,835          --
                                                               --------     -------     -------
Total operating expenses.....................................    22,414      22,651       7,153
                                                               --------     -------     -------
Operating income.............................................    19,538       9,929       8,015
Interest expense.............................................    (3,581)       (175)        (13)
Interest income..............................................     2,270         662         644
Other income and expense, net................................       998         907         298
                                                               --------     -------     -------
Income from continuing operations before income taxes........    19,225      11,323       8,944
Provision for income taxes...................................     6,728       6,350       3,179
                                                               --------     -------     -------
Income from continuing operations............................    12,497       4,973       5,765
Discontinued operations:
  Loss from discontinued operations, net of applicable income
     taxes...................................................        --          --         (63)
  Gain on disposal of discontinued operations including
     provision of $2,622 for estimated closing, environmental
     remediation and warranty costs, net of applicable income
     taxes...................................................        --          --       1,398
                                                               --------     -------     -------
Income from discontinued operations..........................        --          --       1,335
                                                               --------     -------     -------
Net income...................................................  $ 12,497     $ 4,973     $ 7,100
                                                               ========     =======     =======
Basic earnings per share:
  Income from continuing operations..........................  $   1.00     $  0.40     $  1.58
  Net income.................................................  $   1.00     $  0.40     $  1.94
  Shares used in per share amounts...........................    12,514      12,311       3,653
Diluted earnings per share:
  Income from continuing operations..........................  $   0.94     $  0.39     $  0.58
  Net income.................................................  $   0.94     $  0.39     $  0.72
  Shares used in per share amounts...........................    15,385      12,901       9,881

                            See accompanying notes.

                                 INTEVAC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       SERIES A
                                                      CONVERTIBLE
                                                    PREFERRED STOCK      COMMON STOCK                    TOTAL
                                                   -----------------   ----------------   RETAINED   SHAREHOLDER'S
                                                   SHARES    AMOUNT    SHARES   AMOUNT    EARNINGS      EQUITY
                                                   -------   -------   ------   -------   --------   -------------
Balance at January 1, 1995.......................   13,020   $13,020      714   $   104   $  9,863      $22,987
  Exchange of Series A Preferred Stock for common
     stock.......................................  (13,020)  (13,020)   8,680     3,125         --       (9,895)
  Common stock dividend..........................       --        --       --        --     (4,922)      (4,922)
  Redeemable Series 1 Preferred Stock dividend...       --        --       --        --        (25)         (25)
  Sale of common stock under stock option plan...       --        --      557       174         --          174
  Repurchase of common stock under stock option
     plan........................................       --        --       (3)       (4)        --           (4)
  Sale of common stock through Initial Public
     Offering....................................       --        --    2,300    11,905         --       11,905
  Net income.....................................       --        --       --        --      7,100        7,100
                                                   -------   -------   ------   -------    -------      -------
Balance at December 31, 1995.....................       --        --   12,248    15,304     12,016       27,320
  Initial public offering costs .................       --        --       --        (7)        --           (7)
  Sale of common stock under stock option plan...       --        --      139       438         --          438
  Sale of common stock under employee stock
     purchase plan ..............................       --        --       62       322         --          322
  Income tax benefits realized from activity in
     employee stock plans........................       --        --       --       690         --          690
  Net income.....................................       --        --       --        --      4,973        4,973
                                                   -------   -------   ------   -------    -------      -------
Balance at December 31, 1996.....................       --        --   12,449    16,747     16,989       33,736
  Sale of common stock under stock option plan...       --        --       37       106         --          106
  Sale of common stock under employee stock
     purchase plan ..............................       --        --      143       850         --          850
  Repurchase of common stock.....................       --        --     (475)     (640)    (4,387)      (5,027)
  Income tax benefits realized from activity in
     employee stock plans........................       --        --       --       273         --          273
  Net income.....................................       --        --       --        --     12,497       12,497
                                                   -------   -------   ------   -------    -------      -------
Balance at December 31, 1997.....................       --   $    --   12,154   $17,336   $ 25,099      $42,435
                                                   =======   =======   ======   =======    =======      =======

                            See accompanying notes.

                                 INTEVAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDING DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1997          1996         1995
                                                                                 ---------     --------     --------
OPERATING ACTIVITIES
Income from continuing operations..............................................  $  12,497     $  4,973     $  5,765
Income from discontinued operations............................................         --           --        1,335
                                                                                  --------      -------      -------
Net income.....................................................................     12,497        4,973        7,100
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
  Depreciation.................................................................      2,588        1,354          883
  Amortization of intangibles..................................................      2,435        1,490           --
  Acquired in-process research and development.................................        299        5,835           --
  Gain on sale of Chorus investment............................................       (785)        (593)          --
  Loss on IMAT investment......................................................        144           --           --
  Gain on disposition of discontinued operations...............................         --           --       (1,398)
  Loss on disposal of equipment................................................         79            5          219
  Changes in assets and liabilities:
    Accounts receivable........................................................      8,377      (12,344)       5,055
    Inventory..................................................................     (8,494)     (11,313)      (9,116)
    Prepaid expenses and other assets..........................................     (2,119)      (1,132)         942
    Accounts payable...........................................................       (107)       1,464        1,276
    Accrued payroll and other accrued liabilities..............................      5,593         (284)         676
    Customer advances..........................................................      5,102        5,251        7,641
    Discontinued operations -- non-cash changes and working capital changes....        194         (380)      (2,770)
                                                                                  --------      -------      -------
Total adjustments..............................................................     13,306      (10,647)       3,408
                                                                                  --------      -------      -------
Net cash and cash equivalents provided by (used in) operating activities.......     25,803       (5,674)      10,508
INVESTING ACTIVITIES
Purchase of investments........................................................   (141,563)      (2,571)      (3,001)
Proceeds from sales and maturities of investments..............................     73,759        2,571        7,080
Purchase of equipment..........................................................     (6,092)      (3,854)      (3,042)
Investment in Cathode Technology Corporation...................................         --       (1,074)          --
Investment in San Jose Technology Corporation..................................         --       (2,270)          --
Investment in Lotus Technologies, Inc..........................................         --       (8,135)          --
Investment in IMAT.............................................................       (436)          --           --
Investment in RPC Industries...................................................       (955)          --           --
Proceeds from sale of discontinued operations..................................         --           --        7,546
Proceeds from sale of Chorus Investment........................................        785          770          930
                                                                                  --------      -------      -------
Net cash and cash equivalents provided by (used in) investing activities.......    (74,502)     (14,563)       9,513
FINANCING ACTIVITIES
Notes payable and line of credit repayments....................................        (27)          --           --
Proceeds from issuance of common stock.........................................        956          753       12,079
Repurchase of common stock.....................................................     (5,027)          --           (4)
Proceeds from convertible bond offering........................................     55,197           --           --
Dividends on common stock......................................................         --           --       (4,922)
Dividends on redeemable Series 1 Preferred Stock...............................         --           --          (25)
Exchange of Series A Preferred Stock for common stock..........................         --           --       (9,895)
Redemption of redeemable Series 1 Preferred Stock..............................         --           --       (6,100)
                                                                                  --------      -------      -------
Net cash and cash equivalents provided by (used in) financing activities.......     51,099          753       (8,867)
                                                                                  --------      -------      -------
Net increase (decrease) in cash and cash equivalents...........................      2,400      (19,484)      11,154
Cash and cash equivalents at beginning of period...............................        938       20,422        9,268
                                                                                  --------      -------      -------
Cash and cash equivalents at end of period.....................................  $   3,338     $    938     $ 20,422
                                                                                  ========      =======      =======
Cash paid (received) for:
  Interest.....................................................................  $   2,074     $    149     $     --
  Income taxes.................................................................      6,233        9,321        3,487
  Income tax refund............................................................         --         (250)        (727)
Other noncash changes:
  Investment in Cathode Technology Corporation through assumption of notes
    payable....................................................................  $      --     $  1,980     $     --
  Inventories capitalized for internal use.....................................        567        3,094           --
  Income tax benefit realized from activity in employee stock plans............        273          690           --

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

     In 1994, the Company purchased certain assets from Aktis Corporation and purchased certain patents from Baccarat Electronics, Inc. for $182,000 which formed the genesis of its Rapid Thermal Processing Operation ("RTP"). RTP developed a rapid thermal system for use in the production of flat panel displays under Advanced Research Project Agency ("ARPA") contracts. RTP delivered and sold its first RTP system in the first quarter of 1995 and has sold a total of three systems through 1997.

     In the second quarter of 1995, the Company completed the sale of its night vision business to Litton Systems, Inc. for cash. The Company retained certain engineering personnel from the night vision business as well as some government contracts for research and development work in photocathodes, various applications of that technology, and development of processes for making thin film transistors with sputtered materials. This activity was organized with the RTP business to form the Advanced Technology Division ("ATD"). ATD expects to continue this type of work and will seek continued customer support for research and development activities.

     In the first quarter of 1996, the Company purchased all of the outstanding stock of Cathode Technology Corporation ("Cathode"). Cathode designs and manufactures magnetron sputter sources for use in the Company's disk sputtering systems. In the second quarter of 1996, the Company purchased all of the outstanding stock of San Jose Technology Corp. ("SJT"). SJT is a manufacturer of systems used to lubricate thin film disks. Also in the second quarter of 1996, the Company purchased all of the outstanding stock of Lotus Technologies, Inc. ("Lotus"). Lotus is a manufacturer of contact stop/start test equipment for disk drives and drive components. All three of the acquisitions were accounted for under the purchase method.

     In the fourth quarter of 1997, the Company announced a reorganization which included the formation of the Disk Equipment Business Unit and the Flat Panel Display Equipment Division. The Disk Equipment Business Unit includes Intevac's Vacuum System Division, the San Jose Technology Division and the Lotus Technology Division. The Flat Panel Display Equipment Division includes Intevac's D-Star line of sputtering equipment and Intevac's RTP operation. The Advanced Technology Division was renamed the Photonics Technology Division and will continue its work in developing leading edge products based on III-V semiconductor technology.

     In the fourth quarter of 1997, the Company purchased all of the assets of RPC Industries ("RPC"). RPC is a manufacturer of electron beam processing systems. This acquisition was accounted for under the purchase method. See Note 17 of Notes to Consolidated Financial Statements.

     The Company is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250B system, enables disk manufacturers to achieve high coercivity, high signal-to-noise ratios, minimal disk defects, durability and uniformity, all of which are necessary in the production of high performance, high capacity disks. The Company sells its static sputtering systems to both captive and

                                 INTEVAC, INC.

merchant thin film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiaries in Singapore and Malaysia and a branch office in Taiwan.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Intevac and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

  Revenue Recognition

     Systems and components -- Revenues for disk sputtering systems and electron beam processing systems are recognized upon customer acceptance. Revenue for other systems and for system component sales is recognized upon shipment.

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

     These contracts cover such projects as developing a sputtering process for thin film transistors, developing technology for rapid thermal processing of glass substrates and developing of technology in the areas of EBCCD's, TE photocathodes and Electron Beam Sources. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Upon completion of each contract, each party will typically receive certain rights to the technical and computer software data developed under the contract. Some of these contracts are cost-sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company's costs in return for a joint interest to the Company's rights at the end of the contract.

     Net revenues and related cost of net revenues associated with these contracts were $5,184,000 and $5,871,000 for 1997, respectively, $3,265,000 and
$3,758,000 for 1996, respectively and $1,210,000 and $1,358,000 for 1995, respectively.

  Warranty

     The Company's standard warranty provides for warranty for 2,000 hours of operation or up to twelve months from customer acceptance, whichever occurs first. During this warranty period any necessary non-consumable parts are supplied and installed. Non-system products are warranted for a period of up to twenty four months from shipment. A provision for the estimated cost of warranty is recorded upon customer acceptance for systems and upon shipment for non-system products.

  International Distribution Costs

     The Company makes payments to agents and distributors under certain agreements related to international sales in return for obtaining orders and providing installation and warranty services. Certain of these payments to agents and distributors are included in cost of net revenues. These amounts totaled approximately $1,796,000, $3,743,000 and $1,866,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                 INTEVAC, INC.

  Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for 1997, 1996 and 1995 were insignificant.

  Customer Advances

     Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and shipment of the systems. Customer advances related to systems that have not been shipped to customers included in accounts receivable represent $2,136,000 and $804,000 at December 31, 1997 and 1996, respectively.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Short-term Investments

     Short-term investments consist principally of high-quality debt instruments with maturities between three and twelve months and are carried at fair value. These investments are typically short-term in nature and therefore bear minimal risk.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997, all debt securities were classified as available-for-sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method.

     Cash and cash equivalents represent cash accounts and money market funds. Short-term investments of $67,804,000 at December 31, 1997 consist of investments in tax-exempt municipal bonds. Fair values are based on quoted market prices. The amount of unrealized gain or loss was not significant for the year ended December 31, 1997. Gross realized gains and losses for the year ended December 31, 1997 were not significant.

  Inventories

     Inventories for systems and components are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following:

                                                                   DECEMBER 31,
                                                                 -----------------
                                                                  1997      1996
                                                                 -------   -------
                                                                  (IN THOUSANDS)
            Raw materials......................................  $ 8,784   $ 6,953
            Work-in-progress...................................   18,756    11,728
            Finished goods.....................................    8,375     6,985
                                                                 -------   -------
                                                                 $35,915   $25,666
                                                                 =======   =======

                                 INTEVAC, INC.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation and amortization. Gains and losses on dispositions are reflected in the statements of income.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years for machinery and equipment. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

  Intangible Assets

     The Company amortizes intangible assets on a straight-line basis over the estimated useful lives which range from 2 to 7 years.

  Net income per share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               1997      1996     1995
                                                              -------   ------   ------
        Numerator:
          Income from continuing operations.................  $12,497   $4,973   $5,765
                                                              =======   ======   ======
          Net income........................................  $12,497   $4,973   $7,100
                                                              =======   ======   ======
          Numerator for basic earnings per share -- income
             available to common stockholders...............   12,497    4,973    7,100
          Effect of dilutive securities:
             6 1/2% convertible notes.......................    1,911       --       --
                                                              -------   ------   ------
          Numerator for diluted earnings per share -- income
             available to common stockholders after assumed
             conversions....................................  $14,408   $4,973   $7,100
                                                              =======   ======   ======
        Denominator:
          Denominator for basic earnings per share --
             weighted-average shares........................   12,514   12,311    3,653
          Effect of dilutive securities:
             Employee stock options.........................      527      590      152
             6 1/2% convertible notes.......................    2,344       --       --
             Series A convertible preferred shares..........       --       --    6,076
                                                              -------   ------   ------
          Dilutive potential common shares..................    2,871      590    6,228
                                                              -------   ------   ------
          Denominator for diluted earnings per
             share -- adjusted weighted-average shares and
             assumed conversions............................   15,385   12,901    9,881
                                                              =======   ======   ======

     Dividends paid to Series 1 preferred stockholders through the redemption of the Series 1 Preferred Stock in the third quarter of 1995 were $25,000. The impact on net income per share and net income applicable to common stock was not material.

                                 INTEVAC, INC.

  Employee Stock Plans

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the FASB released the Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25. Under APB 25, because the exercise prices of the Company's stock options equal the market prices of the underlying stock on the date of grant, no compensation expense is recognized.

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

  Financial Presentation

     Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

  New Accounting Pronouncements

     In June 1997, the FASB issued Statement Number 130, "Reporting Comprehensive Income". This statement requires that all items that are be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

     In June 1997, the FASB issued Statement Number 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

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

                                 INTEVAC, INC.

     The Company operates primarily in one business segment (subsequent to the discontinuance of the night vision business), which is to design, manufacture, and sell capital equipment used in high technology manufacturing and research activities. Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company performs credit evaluations of its customers' financial conditions and requires deposits on system orders but does not generally require collateral or other security to support customer receivables. Matsubo, HMT Technology and Trace Storage Technology accounted for 37%, 17% and 15% respectively, of the Company's net revenues during 1997. Matsubo, Seagate and HMT Technology accounted for 32%, 32% and 13% respectively, of the Company's total net revenues during 1996. Seagate, HMT Technology and Matsubo accounted for 40%, 20% and 17%, respectively, of the Company's total net revenues during 1995. The Company's largest customers purchase disk-sputtering systems and change from period to period as thin-film disk fabrication facilities are built or expanded.

  Products

     Disk sputtering equipment contributed a significant portion of the Company's revenues and profits in 1997. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive disk sputtering equipment and its success in developing other products such as flat panel display equipment and EO devices.

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

                                 INTEVAC, INC.

  Competition

     The Company experiences intense competition worldwide from two principal competitors, each of which has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

  Export Net Revenues

     Export net revenues by geographic region were as follows (in thousands):

                           YEAR ENDED                                  REST OF
                          DECEMBER 31,                    FAR EAST      WORLD       TOTAL
                         -------------                    --------     -------     -------
           1997.........................................  $ 84,729      $   6      $84,735
           1996.........................................    36,315         57       36,372
           1995.........................................     7,954        723        8,677

     Export sales in 1996 do not include systems purchased by domestic corporations, but delivered to international locations. Those shipments accounted for approximately 28% of revenue in 1996. Export sales are likely to continue to account for a substantial portion of net revenues in the future. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's export sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

 4. DISCONTINUED OPERATIONS

     In 1992, the Company was notified by the U.S. Army that the night vision business had not been awarded the next phase of a significant production contract that was critical to the business.

     In the first quarter of 1995, the Company adopted a formal plan to discontinue the operations of its night vision business. Accordingly, the consolidated statements of operations and cash flows for all periods presented reflect the night vision operations as discontinued. In the second quarter of 1995, the Company sold its night vision business to Litton Systems, Inc. for cash of $7,546,000. The terms of the sale of the night vision business required the Company to indemnify Litton Systems, Inc. for certain potential warranty and environmental claims. In connection with this sale, the Company recorded a net gain on disposal of $2,254,000 ($1,398,000 after tax) as follows:

        Gain on sale, less applicable income taxes of $1,007,000.........  $1,645,000
        Operating losses from April 1, 1995 to May 5, 1995, net of
          applicable benefit from income taxes of $151,000...............    (247,000)
                                                                           ----------
                                                                           $1,398,000
                                                                           ==========

                                 INTEVAC, INC.

     In connection with this sale, the Company reduced the gain by a charge of $2,622,000 ($1,626,000 after tax) for costs associated with the sale. The significant components of this charge included $795,000 for warranty costs, $680,000 for estimated environmental remediation costs associated with the site of the night vision operations, and $476,000 for write-offs of certain prepaid expenses and other assets. Remediation efforts were largely completed in 1996. Warranty on all products shipped by the business expired in November 1997. Intevac has requested Litton to provide a final accounting of the warranty activity, as they are obligated to under the terms of the sale. The remaining accrual associated with closing the business is $789,000 at December 31, 1997. Although management believes that the reserves remaining will cover any obligations the Company may have, with respect to the night vision operations and its occupancy of the Palo Alto site, there can be no assurance that such reserves will be adequate, or that there will not be a material impact in the near term on the financial statements presented.

     Net revenues of the night vision business included in discontinued operations were $4,221,000 for the year ended December 31, 1995. The loss from discontinued operations was net of a benefit for income taxes of $163,000 for the year ended December 31, 1995.

 5. INVESTMENT IN 601 CALIFORNIA AVENUE LLC

     In the third quarter of 1995, the Company entered into a Limited Liability Company Operating Agreement ("the Operating Agreement"), which expires December 31, 2015, with 601 California Avenue LLC (the "LLC"), a California limited liability company formed and owned by the Company and certain shareholders of the Company. The LLC was formed for the purpose of removing the buildings, remediation and the development of an office building at the site of the Company's discontinued night vision business (the "Site"). Under the Operating Agreement, the Company transferred its leasehold interest in the Site in exchange for a preferred share in the LLC, having an aggregate liquidation preference equal to $3,900,000 (unaudited), and the remaining shareholders of the LLC contributed cash of approximately $1,053,000 (unaudited). The Company's preferred share votes with the common shares and has one vote out of 753, except for votes on the sale, transfer or lease of the Site, the LLC or changes to the rights of the preferred share as to which approval of the holder of the preferred share is required. The leasehold interest in the Site is with the Board of Trustees of the Leland Stanford Junior University ("Stanford"). The leasehold interest is fully paid and expires in the year 2053. The fair market value of the leasehold interest in the Site was determined by an independent appraiser to be $3,900,000 (unaudited). The Company is accounting for the investment under the cost recovery method and has recorded its investment in the LLC at approximately $2,431,000, which represents the Company's historical carrying value of the leasehold interest in the Site which the Company believes is less than the net realizable value. The Company and the LLC have cross-indemnified each other for potential environmental claims relating to acts prior to and subsequent to the transfer of the Site, respectively. Per the Operating Agreement, the Company is not required to contribute additional capital to the LLC. The preferred share in the LLC accrues an annual 10% cumulative preferred return. The cumulative preferred return is not payable until the property is developed and generating positive operating cash flow, which among other factors, is dependent on the LLC obtaining additional financing, performing site environmental remediation for which Varian has made certain indemnifications, developing the Site, and negotiating a favorable lease(s).

     During 1996, the buildings on the Site were remediated, closed and demolished, the LLC formed a joint venture with Stanford ("Stanford JV") to develop the property, the Stanford JV received approval from the City of Palo Alto for its redevelopment plans, and the Stanford JV signed an 11-year lease with a tenant for 75% of the square footage of the proposed redevelopment. In 1997, construction began on the office building, and the Stanford JV signed an amendment to the 11-year lease with the tenant for the remaining 25% of the available square footage (unaudited).

                                 INTEVAC, INC.

 6. EQUITY METHOD INVESTMENTS

  Chorus Corporation

     In 1993, the Company sold its MBE operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. The investment is accounted for under the equity method. The net effect of the Company's share of Chorus' net income is included in other income and expense, net and was $165,000 for the year ended December 31, 1995. The Company retained the rights to sell certain other residual used systems of the MBE business that were not exchanged with Chorus. The sale of these used systems was completed during the first quarter of 1995.

     In the third quarter of 1995, the Company sold its 20% investment interest in Chorus, which represented 1,250,000 shares of Chorus stock to an individual for $500,000 in cash and a note for $2,380,000. This note, which was amended in 1997, bears interest at 12.5% per year with principal and interest payable in installments through August 1998. The note is secured by 1,033,000 shares of Chorus stock. The sales price of the Chorus stock exceeded the net carrying value of the Company's investment in Chorus by approximately $1,800,000. Due to the inherent uncertainties regarding the performance of an individual making the remaining installment payments on the note, the Company deferred the gain on the sale and is recognizing it under the cost-recovery method. Under the cost-recovery method, no profit is recognized until cash payments by the individual buyer, including principal and interest on debt due to the Company, exceed the Company's net carrying value of its investment. The December 31, 1997 note receivable reserve of approximately $395,000 represents the deferred gain under the cost-recovery method.

  IMAT Inc.

     On June 27, 1997, the Company entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac's flat panel display equipment in Japan and other Asian countries. The Company invested $436,000 for 49% of the voting stock of the joint venture. The joint venture is being accounted for under the equity method. Gains and losses related to the Company's share of the joint venture are reflected in other income and expense, net on the consolidated statements of income. The Company's equity in the net loss of IMAT, Inc. was $89,000 in 1997.

 7. LINE OF CREDIT

     In April 1997, the Company entered into a Business Loan Agreement with a bank which provides for a total of $10.0 million in available borrowings. This agreement replaces the Company's prior line of credit. The agreement is for a revolving line of credit, which is available until May 1, 1998, when the outstanding principal will be payable. The line of credit bears interest, at the option of the Company, at the prime rate, or the London Interbank Offering Rate ("LIBOR") plus 175 basis points. Interest on outstanding advances is due monthly. For LIBOR advances the interest period can be one, three or six months. In the event of default, interest on the outstanding loan increases to 4.00% above the interest rate applicable immediately prior to the default.

     The Loan Agreement was amended in July and November to allow the repurchase of up to $15,000,000 of the outstanding common stock of the Company. The Company is required to maintain certain financial conditions including restrictions on its ability to pay any dividends.

     As of December 31, 1997, the Company had secured its $1,955,000 note related to the purchase of Cathode with a stand-by letter of credit under its Business Loan Agreement. No additional amounts were outstanding under the agreement at December 31, 1997.

                                 INTEVAC, INC.

 8. COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 2002. The facility leases require the Company to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

     Future minimum rental payments under these leases at December 31, 1997 are as follows (in thousands):

                        1998................................  $2,701
                        1999................................   2,575
                        2000................................   2,406
                        2001................................   2,207
                        2002................................     535

     Gross rental expense was approximately $2,492,000, $1,166,000 and $675,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Offsetting rental expense for the periods ending December 31, 1997 and 1995 was sublease income of $69,000 and $14,000, respectively.

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

 9. EMPLOYEE BENEFIT PLAN

     In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made contributions of $174,000, $109,000 and $112,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Administrative expenses relating to the plan are insignificant.

10. LONG-TERM DEBT

     In 1996, the Company issued notes related to the purchase of Cathode. The notes bear interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note are made quarterly based on unit sales of the Cathode sputter sources. Any remaining balance on the notes on January 24, 2001 is due in full regardless of sputter source sales.

11. CONVERTIBLE NOTES

     During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6-1/2% Convertible Subordinated Notes, which mature on March 1, 2004. Interest is payable to the note holders on each March 1st and September 1st. The notes are convertible into shares of the Company's common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million are deferred. Such expenses are being amortized to interest expense over the term of the notes.

                                 INTEVAC, INC.

12. SHAREHOLDERS' EQUITY

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

     In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/Stock Issuance Plan under which employees, nonemployee directors, and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date; and
(ii) the Employee Stock Purchase Plan. The 1995 Stock Option/Stock Issuance Plan is intended to serve as the successor equity incentive program to the Company's 1991 Stock Option/Stock Issuance Plan. 1,882,013 shares of common stock have been authorized for issuance, comprised of the shares which remain available for issuance under the 1991 Stock Option/Stock Issuance Plan, including the shares subject to outstanding options and an additional increase of approximately 515,000 shares. Options granted under the 1995 Stock Option/Stock Issuance Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

     Options granted under the 1991 Stock Option/Stock Issuance Plan are immediately exercisable, however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. Shares that are not vested may be repurchased by the Company. Options to purchase 374,688, 167,438 and 129,135 shares were vested at December 31, 1997, 1996 and 1995, respectively. Shares totaling 10,002, 21,750 and 50,667 were subject to repurchase at December 31, 1997, 1996 and 1995, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates ranging from 5.32% to 6.25%, from 5.26% to 6.37% and from 5.36% to 6.10%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 0.67, 0.67 and 0.70; and a weighted-average expected life of the option of 0.25 years beyond each respective vesting period. Options granted prior to the Company's Initial Public Offering in November 1995 have a volatility factor of 0.0%.

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

                                 INTEVAC, INC.

the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Under the 1995 Employee Stock Purchase Plan as amended in 1997, the Company is authorized to issue up to 500,000 shares of common stock to participating employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 80% of eligible employees have participated in the Plan. Under the Plan, the Company sold 142,735 and 62,467 shares to employees in 1997 and 1996, respectively. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of FAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.77%, 5.77% and 6.10%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.67, 0.67 and 0.70; and an expected life ranging up to 2.2 years (the offering period ends January 31, 1998 for all subscription periods). The weighted average fair value of those purchase rights granted in November 1995, February 1996, August 1996, February 1997 and August 1997 were $3.311, $4.142, $6.067, $8.081 and $4.503, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997          1996         1995
                                                  -------       ------       ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                                DATA)
            Pro forma net income................  $10,742       $3,797       $6,980
            Pro forma earnings per share
              Basic.............................  $  0.86       $ 0.31       $ 1.91
              Diluted...........................  $  0.82       $ 0.29       $ 0.71

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                       1997                          1996                          1995
                           ----------------------------  ----------------------------  ----------------------------
                                       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                            OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                           ----------  ----------------  ----------  ----------------  ----------  ----------------
Outstanding -- beginning
  of year.................  1,265,942       $ 7.91          931,637       $ 4.25          797,144       $ 0.53
  Granted.................    448,000        12.38          585,000        12.13          707,980         5.28
  Exercised...............    (37,728)        2.91         (138,444)        3.16         (556,822)        0.31
  Forfeited...............   (102,501)       16.05         (112,251)        5.43          (16,665)        1.28
Outstanding -- end of
  year....................  1,573,713         8.77        1,265,942         7.91          931,637         4.25
Exercisable at end of
  year....................    748,378       $ 5.79          667,942       $ 4.40          888,637       $ 4.16
Weighted-average fair
  value of options granted
  during the year.........                  $ 6.14                        $ 5.87                        $ 1.01

                                 INTEVAC, INC.

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1997

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         -----------------------------------------------------   ----------------------------------
                              NUMBER         WEIGHTED AVERAGE      WEIGHTED           NUMBER            WEIGHTED
       RANGE OF          OUTSTANDING AS OF      REMAINING          AVERAGE       EXERCISABLE AS OF      AVERAGE
    EXERCISE PRICES      DECEMBER 31, 1997   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1997   EXERCISE PRICE
    ---------------      -----------------   ----------------   --------------   -----------------   --------------
$ 0.150 - $ 2.175              211,891           6.07 yrs           $ 1.45            211,891            $ 1.45
$ 6.000 - $ 6.000              423,823           7.61 yrs           $ 6.00            413,823            $ 6.00
$ 7.500 - $ 7.625              260,000           8.25 yrs           $ 7.62             51,666            $ 7.60
$10.000 - $11.000              234,500           9.88 yrs           $10.04              1,200            $11.00
$11.625 - $15.125              224,000           9.06 yrs           $12.79             24,200            $11.63
$15.500 - $21.250              219,499           8.79 yrs           $17.08             45,598            $18.73
                             ---------           --------           ------            -------            ------
$ 0.150 - $21.250            1,573,713           8.22 yrs           $ 8.77            748,378            $ 5.79

13. RELATED PARTY TRANSACTIONS

     Kaiser Aerospace & Electronics Corporation ("Kaiser") is a related party resulting from their stock interest in the Company. Kaiser owned approximately 46%, 45% and 46% of the outstanding common stock at December 31, 1997, 1996 and 1995, respectively. Varian was a related party until August 1995 when the nonvoting preferred stock was redeemed.

     The Company had system and product sales to Varian of $1,844,000 for the year ended December 31, 1995. The Company has been a subcontractor to Kaiser on certain government contracts and recognized revenues of approximately $12,000 for the year ended December 31, 1995. Gross margins on these contracts were insignificant. In 1995, final settlement was reached on a cost-type contract, which resulted in the Company receiving $12,000 from Kaiser. The Company has not been a subcontractor to Kaiser during 1997 or 1996.

     Gross margins realized on related party transactions have not been materially different from the gross margins realized on similar types of transactions with unaffiliated customers.

14. INCOME TAXES

     The provision for income taxes attributable to continuing operations consists of the following (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
Federal:
  Current........................................  $7,640    $5,761    $2,853
  Deferred.......................................  (2,274)     (292)     (109)
                                                   ------    ------    ------
                                                    5,366     5,469     2,744
State:
  Current........................................   1,655     1,362        99
  Deferred.......................................    (293)     (481)      336
                                                   ------    ------    ------
                                                    1,362       881       435
                                                   ------    ------    ------
          Total..................................  $6,728    $6,350    $3,179
                                                   ======    ======    ======

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduce taxes currently

                                 INTEVAC, INC.

payable for 1997 and 1996 as shown above by $273,000 and $690,000, respectively. Such benefits are credited to additional paid-in capital when realized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
        Deferred tax assets:
          Discontinued operations reserve..........................  $  329     $  316
          Vacation accrual.........................................     466        333
          Warranty reserve.........................................   1,067      1,011
          Bad debt reserve.........................................     639        447
          Inventory valuation......................................   3,435      2,110
          Other....................................................   1,072        512
                                                                     ------     ------
                  Total deferred tax assets........................  $7,008     $4,729
                                                                     ------     ------
        Deferred tax liabilities:
          Purchased technology.....................................  $  254     $  569
          Other....................................................     178        151
                                                                     ------     ------
                  Total deferred tax liabilities...................  $  432     $  720
                                                                     ------     ------
        Net deferred tax assets....................................  $6,576     $4,009
                                                                     ======     ======

     A reconciliation of the income tax provision at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
        Income taxes computed at the federal statutory
          rate...........................................  $6,729     $3,963     $3,130
        State taxes (net of federal benefit).............     885        573        283
        Acquired in-process research and development.....      --      2,042         --
        Foreign Sales Corporation benefit................    (840)      (525)      (140)
        Tax exempt income................................    (700)       (56)       (92)
        Goodwill amortization............................     463        335         --
        Other............................................     191         18         (2)
                                                           ------     ------     ------
                  Total..................................  $6,728     $6,350     $3,179
                                                           ======     ======     ======

     The Company's effective tax rates for the years ended December 31, 1997, 1996 and 1995 were 35.0%, 56.1%, and 35.5%, respectively.

15. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was for funded one-half of the actual costs of the project up to a ceiling of $6,750,000. At December 31, 1997, the Company had received $6,750,000 under the contract. Qualifying costs of approximately $3,164,000, $3,283,000 and $1,958,000 for the years ended December 31, 1997, 1996, and 1995, respectively, were incurred on this project, resulting in offsets against research and

                                 INTEVAC, INC.

development costs of approximately $1,300,000, $1,347,000 and $1,130,000 in 1997, 1996 and 1995, respectively.

     As of December 31, 1997 all of the $6,750,000 advance had been applied to qualifying costs. The Company and its Japanese partner are discussing further joint development work on the project. There can be no assurance that the Company and its development partner will reach agreement on further joint funding or cooperation.

     Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

16. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.

                                                            THREE MONTHS ENDED
                                             -------------------------------------------------
                                             MARCH 29,     JUNE 28,     SEPT. 27,     DEC. 31,
                                               1997          1997         1997          1997
                                             ---------     --------     ---------     --------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
        Net sales..........................   $31,141      $ 33,763      $ 30,350     $ 37,953
        Gross profit.......................    10,144        10,141         9,164       12,503
        Net income.........................     3,416         3,577         1,931        3,573
        Basic earnings per share...........   $  0.27      $   0.29      $   0.15     $   0.29
        Diluted earnings per share.........      0.26          0.26          0.15         0.27

                                                            THREE MONTHS ENDED
                                             -------------------------------------------------
                                             MARCH 30,     JUNE 29,     SEPT. 28,     DEC. 31,
                                               1996          1996         1996          1996
                                             ---------     --------     ---------     --------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
        Net sales..........................   $15,126      $ 20,235      $ 24,603     $ 28,268
        Gross profit.......................     5,923         8,007         8,560       10,090
        Net income (loss)..................     1,897        (3,225)        2,799        3,502
        Basic earnings per share...........   $  0.16      $  (0.26)     $   0.23     $   0.28
        Diluted earnings per share.........      0.15         (0.26)         0.22         0.27

17. ACQUISITIONS

     On November 21, 1997, the Company completed the acquisition of the assets of RPC. The total purchase price was $1,004,000 plus contingent payments equal to 25% of the future earnings of RPC. The total of these contingent payments is limited to approximately $7.7 million. Acquisition costs were $56,000. Current technology of $94,000 and $110,000 assigned to assembled workforce related to the RPC acquisition are both being amortized over 7 years. Accumulated amortization at December 31, 1997 is $2,000. Acquired in process research and development of $299,000 was written off immediately.

                                 INTEVAC, INC.

     Results for RPC are included in the Consolidated Statements of Income beginning in December 1997. The following unaudited pro forma information assumes the acquisition occurred at the beginning of each year presented:

                                                YEARS ENDED DECEMBER 31,
                                                -------------------------
                                                   1997           1996
                                                ----------      ---------
Net sales.....................................   $137,054        $98,704
Net income....................................     10,608          4,450
Earnings per share:
  Basic.......................................   $   0.82        $  0.36
  Diluted.....................................   $   0.82        $  0.34

     The pro forma information excludes the $0.3 million write-off of acquired in process research and development.

18. SUBSEQUENT EVENT (UNAUDITED)

     On March 2, 1998, as a result of weak demand for its disk sputtering systems, the Company announced a plan to reduce expenses. The expense reduction plan includes a reduction in force of approximately 20% of the Company's staff of contract and regular employees. The reductions will take place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and in Taiwan. Additionally, the Company intends to relocate its Rapid Thermal Processing Operation from Rocklin to the Company's Santa Clara headquarters, and to close the Rocklin facility.

     During the first quarter of 1998, the Company will incur a restructuring charge of approximately $1 million related to closure of the Rocklin facility and employee severance costs. Closure of the facility is expected to be complete by June 1, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" under Item 4 in
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Annual Report on Form 10-K.

     1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

        Report of Ernst & Young, LLP, Independent Auditors

        Consolidated Balance Sheets -- December 31, 1997 and 1996

        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements -- Years Ended December 31, 1997, 1996 and 1995

     2. Financial Statement Schedules.

        The following financial statement schedule of Intevac, Inc. is filed in
        Part IV, Item 14(a) of this Annual Report on Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

          All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits

     EXHIBIT
     NUMBER                              DESCRIPTION
    ---------                            -----------
        *3.1     Amended and Restated Articles of Incorporation of the
                 Registrant
        *3.2     Bylaws of the Registrant
      ***4.2     Indenture, dated as of February 15, 1997, between the
                 Company and State Street Bank and Trust Company of
                 California, N.A. as Trustee, including the form of the
                 Convertible Notes
       *10.1     The Registrant's 1991 Stock Option/Stock Issuance Plan
       *10.2     The Registrant's 1995 Stock Option/Stock Issuance Plan
       *10.3     The Registrant's Employee Stock Purchase Plan, as amended
    ****10.4     Line of Credit Agreement dated April 30, 1997 as amended
       *10.5     Lease, dated May 26, 1994 regarding the space located at
                 3550, 3560, 3570 and 3580 Basset Street Santa Clara,
                 California, as amended
       *10.8     601 California Avenue LLC Limited Liability Operating
                 Agreement, dated July 28, 1995
       *10.9     The Registrant's 401(k) Profit Sharing Plan
       *10.11    Stock Sale Agreement, Note Secured by Stock Pledge Agreement
                 and Stock Pledge Agreement by and between Intevac, Inc. and
                 Paul Colombo, dated August 24, 1994, as amended
      **10.13    Stock Purchase Agreement by and among Lotus Technologies,
                 Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
                 Inc., dated June 6, 1996
        21.1     Subsidiaries of the Registrant
        23.1     Consent of Ernst & Young LLP, Independent Auditors
        24.1     Power of Attorney (see page 46)
        27.1     Financial Data Schedule

---------------
   * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

  ** Previously filed as an exhibit to the Registration Statement on Form S-1
     (No. 333-05531)

 *** Previously filed as an exhibit to the Registration Statement on Form S-3
     (No. 333-24275)

**** Previously file as an exhibit to the Registrant's Quarterly Report on Form
     10-Q for the quarter ended March 29, 1997

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 1998.

                                          INTEVAC, INC.

                                          By:   /s/ CHARLES B. EDDY, III

                                            ------------------------------------
                                            Charles B. Eddy, III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ NORMAN H. POND                      Chairman of the Board,         March 11, 1998
-----------------------------------------------------    President and Chief
                  (Norman H. Pond)                       Executive Officer
                                                         (Principal Executive
                                                         Officer)

               /s/ CHARLES B. EDDY III                   Vice President, Finance and    March 11, 1998
-----------------------------------------------------    Administration, Chief
                (Charles B. Eddy III)                    Financial Officer Treasurer
                                                         and Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

               /s/ ROBERT D. HEMPSTEAD                   Chief Operating Officer,       March 11, 1998
-----------------------------------------------------    President of the Disk
                (Robert D. Hempstead)                    Equipment Business Unit and
                                                         Director

                  /s/ EDWARD DURBIN                      Director                       March 11, 1998
-----------------------------------------------------
                   (Edward Durbin)

                /s/ DAVID N. LAMBETH                     Director                       March 11, 1998
-----------------------------------------------------
                 (David N. Lambeth)

                 /s/ H. JOSEPH SMEAD                     Director                       March 11, 1998
-----------------------------------------------------
                  (H. Joseph Smead)

                                 INTEVAC, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                 BALANCE AT   ------------------------------------                 BALANCE AT
                                 BEGINNING    CHARGED TO COSTS   CHARGED TO OTHER    DEDUCTIONS-      END
          DESCRIPTION            OF PERIOD      AND EXPENSES     ACCOUNTS-DESCRIBE   DESCRIBE(1)   OF PERIOD
-------------------------------  ----------   ----------------   -----------------   -----------   ----------
Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $  105,585       $524,953            $     0         $ 169,909(2) $  460,629
Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $  460,629       $589,712            $     0         $  25,900    $1,024,441
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts................  $1,024,441       $515,473            $25,000(3)      $  60,314    $1,504,600

---------------
(1) Typically includes write-offs of amounts deemed uncollectible.

(2) Includes $95,000 transferred to net assets of discontinued operations.

(3) Balance assumed in the acquisition of RPC.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                               DESCRIPTION
    ---------     -----------------------------------------------------------
        *3.1      Amended and Restated Articles of Incorporation of the
                  Registrant.................................................
        *3.2      Bylaws of the Registrant...................................
      ***4.2      Indenture, dated as of February 15, 1997, between the
                  Company and State Street Bank and Trust Company of
                  California, N.A. as Trustee, including the form of the
                  Convertible Notes..........................................
       *10.1      The Registrant's 1991 Stock Option/Stock Issuance Plan.....
       *10.2      The Registrant's 1995 Stock Option/Stock Issuance Plan.....
       *10.3      The Registrant's Employee Stock Purchase Plan, as
                  amended....................................................
    ****10.4      Line of Credit Agreement dated April 30, 1997 as amended...
       *10.5      Lease, dated May 26, 1994 regarding the space located at
                  3550, 3560, 3570 and 3580 Basset Street Santa Clara,
                  California, as amended.....................................
       *10.8      601 California Avenue LLC Limited Liability Operating
                  Agreement, dated July 28, 1995.............................
       *10.9      The Registrant's 401(k) Profit Sharing Plan................
       *10.11     Stock Sale Agreement, Note Secured by Stock Pledge
                  Agreement and Stock Pledge Agreement by and between
                  Intevac, Inc. and Paul Colombo, dated August 24, 1994, as
                  amended....................................................
      **10.13     Stock Purchase Agreement by and among Lotus Technologies,
                  Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
                  Inc., dated June 6, 1996...................................
        21.1      Subsidiaries of the Registrant.............................
        23.1      Consent of Ernst & Young LLP, Independent Auditors.........
        24.1      Power of Attorney (see page 46)............................
        27.1      Financial Data Schedule....................................

---------------
   * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

  ** Previously filed as an exhibit to the Registration Statement on Form S-1
     (No. 333-05531)

 *** Previously filed as an exhibit to the Registration Statement on Form S-3
     (No. 333-24275)

**** Previously file as an exhibit to the Registrant's Quarterly Report on Form
     10-Q for the quarter ended March 29, 1997