Form 10-Q
period 1998-03-28
INTEVAC INC
filed 1998-05-11
CIK 1001902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On March 28, 1998 approximately 12,153,525 shares of the Registrant's Common Stock, no par value, were outstanding.

================================================================================

                                 INTEVAC, INC.

                                     INDEX

  NO.                                                                   PAGE
  ---                                                                   ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets.......................    1
          Condensed Consolidated Statements of Income.................    2
          Condensed Consolidated Statements of Cash Flows.............    3
          Notes to Condensed Consolidated Financial Statements........    4
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7

PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   18
ITEM 2.   Changes in Securities.......................................   18
ITEM 3.   Defaults Upon Senior Securities.............................   18
ITEM 4.   Submission of Matters to a Vote of Security-Holders.........   18
ITEM 5.   Other Information...........................................   18
ITEM 6.   Exhibits and Reports on Form 8-K............................   18

SIGNATURES............................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 28,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    611       $  3,338
  Short-term investments....................................      65,100         67,804
  Accounts receivable, net of allowances of $1,583 and
     $1,505 at March 28, 1998 and December 31, 1997,
     respectively...........................................      12,972          9,634
  Inventories...............................................      34,484         35,915
  Short-term note receivable, net of allowance of $395 at
     March 28, 1998 and December 31, 1997...................          --             --
  Prepaid expenses and other current assets.................         703            641
  Deferred tax asset........................................       6,572          6,572
                                                                --------       --------
     Total current assets...................................     120,442        123,904
Property, plant, and equipment, net.........................      14,531         13,760
Investment in 601 California Avenue LLC.....................       2,431          2,431
Goodwill and other intangibles..............................       4,800          5,344
Debt issuance costs.........................................       1,947          2,029
Deferred tax assets and other assets........................         287            326
                                                                --------       --------
          Total assets......................................    $144,438       $147,794
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,357       $  4,585
  Accrued payroll and related liabilities...................       2,048          1,949
  Other accrued liabilities.................................      11,787         10,304
  Customer advances.........................................      21,336         28,247
  Net liabilities of discontinued operations................          --            794
                                                                --------       --------
     Total current liabilities..............................      40,528         45,879
Convertible notes...........................................      57,500         57,500
Long-term notes payable.....................................       1,980          1,980
Shareholders' equity:
  Common stock, no par value................................      17,079         17,336
  Retained earnings.........................................      27,351         25,099
                                                                --------       --------
     Total shareholders' equity.............................      44,430         42,435
                                                                --------       --------
          Total liabilities and shareholders' equity........    $144,438       $147,794
                                                                ========       ========

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 28,    MARCH 29,
                                                                1998         1997
                                                              ---------    ---------
Net revenues................................................   $34,235      $31,141
Cost of net revenues........................................    23,574       20,997
                                                               -------      -------
Gross profit................................................    10,661       10,144
Operating expenses:
  Research and development..................................     3,562        2,560
  Selling, general and administrative.......................     3,105        2,600
  Restructuring.............................................     1,164           --
                                                               -------      -------
     Total operating expenses...............................     7,831        5,160
                                                               -------      -------
Operating income............................................     2,830        4,984
Interest expense............................................    (1,016)        (400)
Interest income and other, net..............................       771          755
                                                               -------      -------
Income from continuing operations before income taxes.......     2,585        5,339
Provision for income taxes..................................       855        1,923
                                                               -------      -------
Income from continuing operations...........................     1,730        3,416
Gain from discontinued operations, net of applicable income
  taxes.....................................................       532           --
                                                               -------      -------
Net income..................................................   $ 2,262      $ 3,416
                                                               =======      =======
Basic earnings per share:
  Income from continuing operations.........................   $  0.14      $  0.27
  Net income................................................   $  0.19      $  0.27
  Shares used in per share amounts..........................    12,190       12,505
Diluted earnings per share:
  Income from continuing operations.........................   $  0.14      $  0.26
  Net income................................................   $  0.18      $  0.26
  Shares used in per share amounts..........................    12,511       14,128

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 28,    MARCH 29,
                                                                1998         1997
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income..................................................  $  2,262     $  3,416
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
  Depreciation and amortization.............................     1,614        1,131
  Gain on sale of Chorus investment.........................        --         (390)
  Gain on sale of discontinued operations...................      (794)          --
  Foreign currency loss.....................................       (12)          --
  Loss on IMAT investment...................................        37           --
  Restructuring charge -- non-cash portion..................       194           --
  Loss on disposal of equipment.............................        94           16
  Changes in assets and liabilities.........................    (7,685)       5,442
                                                              --------     --------
     Total adjustments......................................    (6,552)       6,199
                                                              --------     --------
Net cash and cash equivalents provided by (used in)
  operating activities......................................    (4,290)       9,615
INVESTING ACTIVITIES
Purchase of investments.....................................   (38,471)     (60,618)
Proceeds from sale of investments...........................    41,175           --
Proceeds from sale of Chorus investment.....................        --          390
Purchase of leasehold improvements and equipment............      (884)      (1,268)
                                                              --------     --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................     1,820      (61,496)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement...............        --           (2)
Notes payable repayments....................................        --          (20)
Proceeds from issuance of common stock......................       551          422
Repurchase of common stock..................................      (808)          --
Proceeds from convertible bond offering.....................        --       55,175
                                                              --------     --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................      (257)      55,575
                                                              --------     --------
Net increase (decrease) in cash and cash equivalents........    (2,727)       3,694
Cash and cash equivalents at beginning of period............     3,338          938
                                                              --------     --------
Cash and cash equivalents at end of period..................  $    611     $  4,632
                                                              ========     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $  1,900     $     46
  Income taxes..............................................       950          300

                            See accompanying notes.

                                 INTEVAC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250B, enables disk manufacturers to produce high performance, high capacity disks. The Company sells its static sputtering systems and related manufacturing equipment to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support its customers in Southeast Asia.

     The Company also realizes revenues from the sales of system components, contract research and development activities, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various Department of Defense ("DOD") and NASA development projects for the FPD industry and various photonics products. FPD manufacturing equipment consists of sputtering and rapid thermal processing equipment for the manufacture of FPD's. Electron beam processing equipment is used for curing inks, coatings and adhesives, in the manufacture of shrink wrap films and for in-line sterilization.

     The financial information at March 28, 1998 and for the three-month periods ended March 28, 1998 and March 29, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     The results for the three-month period ended March 28, 1998 are not considered indicative of the results to be expected for any future period or for the entire year.

2. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholders' equity. The Company's total comprehensive income was the same as its net income for all periods presented.

                                 INTEVAC, INC.

3. INVENTORIES

     The components of inventory consist of the following:

                                                       MARCH 28,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Raw materials........................................   $ 8,423       $ 8,784
Work-in-progress.....................................    17,626        18,756
Finished goods.......................................     8,435         8,375
                                                        -------       -------
                                                        $34,484       $35,915
                                                        =======       =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

4. DISCONTINUED OPERATIONS

     During the quarter, the Company recognized a gain of $532,000 (net of income taxes) resulting from the reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995. Basic and diluted earnings per share on the gain from discontinued operations were $0.05 and $0.04, respectively.

5. INCOME TAXES

     The effective tax rates used for the three-month periods ending March 28, 1998 and March 29, 1997 were 33% and 36% of pretax income, respectively. These rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

6. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 28,    MARCH 29,
                                                           1998         1997
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Numerator:
  Income from continuing operations....................   $1,730       $3,416
                                                          ======       ======
  Net income...........................................   $2,262       $3,416
                                                          ======       ======
  Numerator for basic earnings per share -- income
     available to common stockholders..................    2,262        3,416
  Effect of dilutive securities:
     6 1/2% convertible notes(1).......................       --          198
                                                          ------       ------
  Numerator for diluted earnings per share -- income
     available to common stockholders after assumed
     conversions.......................................   $2,262       $3,614
                                                          ======       ======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares..................   12,190       12,505
  Effect of dilutive securities:
     Employee stock options............................      321          609
     6 1/2% convertible notes(1).......................       --        1,014
                                                          ------       ------
  Dilutive potential common shares.....................      321        1,623
                                                          ------       ------
  Denominator for diluted earnings per share --adjusted
     weighted-average shares and assumed conversions...   12,511       14,128
                                                          ======       ======

---------------
(1) Diluted EPS for the three months ended March 28, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

                                 INTEVAC, INC.

7. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $6,750,000. Based upon discussions with its development partner, the Company believes that it will receive additional cost sharing funding during the second half of 1998.

8. RESTRUCTURING

     On March 2, 1998, as a result of weak demand for its disk sputtering systems, the Company's management adopted a plan to reduce expenses. The expense reduction plan included a reduction in force of approximately 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and in Taiwan. Additionally, the Company is relocating its Rapid Thermal Processing Operation from Rocklin to the Company's Santa Clara headquarters and closing the Rocklin facility.

     In the first quarter of 1998, the Company incurred a restructuring charge of $1,164,000 related to the expense reduction plan. The significant components of this charge include $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease and $392,000 for employee severance costs. Closure of the facility is expected to be complete by June 30, 1998.

     As of March 28, 1998, approximately $184,000 in termination benefits had been paid out to affected employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference, include but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in March 1998, Form 10-Q's and Form 8-K's.

OVERVIEW

     The Company's revenues are generated by the sale of disk sputtering systems and related disk manufacturing equipment; system components; contract research and development activities; flat panel display manufacturing equipment; and electron beam processing equipment. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue, and Intevac is a leading supplier of this equipment. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various DOD and NASA development projects for the FPD industry and various photonics products. Flat panel display manufacturing equipment consists of sputtering and rapid thermal processing equipment for the manufacture of FPD's. Electron beam processing equipment is used for curing inks, coatings and adhesives, in the manufacture of shrink-wrap films and for sterilization.

     In the first quarter of 1997, the Company completed the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes").

     In the second quarter of 1997, the Company paid $0.4 million for a 49% interest in IMAT Inc. ("IMAT"), a joint venture formed with its Japanese distributor, Matsubo, to market the Company's flat panel manufacturing equipment in the Far East.

     In the fourth quarter of 1997, the Company purchased all of the assets of RPC Industries ("RPC"). RPC is a manufacturer of electron beam processing systems. This acquisition was accounted for under the purchase method. The total purchase price was approximately $1.0 million plus contingent payments equal to 25% of the future earnings of RPC. The total of these contingent payments is limited to approximately $7.7 million.

     In March of 1998, as a result of weak orders for its disk sputtering systems and an expectation that revenues would decline significantly in the third quarter of 1998, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. As part of the expense reduction plan the Company also decided to close its Rocklin, California facility and transfer its Rapid Thermal Processing Operation from Rocklin to the Company's headquarters in Santa Clara. During the first quarter of 1998, the Company incurred a restructuring charge of approximately $1.2 million related to the expense reduction plan.

     The Company's backlog was $53.6 million and $65.0 million at March 28, 1998 and March 29, 1997, respectively. The Company includes in backlog the value of purchase orders for its products with scheduled delivery dates. Delivery dates may be rescheduled from time to time. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter.

RESULTS OF OPERATIONS

  Three Months Ended March 28, 1998 and March 29, 1997

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and to a lesser extent, system components, electron beam processing equipment and contract research and development. Net revenues from the sales of sputtering systems and electron beam processing equipment are recognized upon customer acceptance. Sales of related equipment and system components are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 10% to $34.2 million for the three months ended March 28, 1998 from $31.1 million for the three months ended March 29, 1997. The increase in net revenues was due to an increase in the net revenues from system components, electron beam processing equipment and contract research and development which was partially offset by a reduction in net revenues from disk sputtering systems.

     International sales increased by 25% to $18.3 million for the three months ended March 28, 1998 from $14.7 million for the three months ended March 29, 1997. The increase in international sales was primarily due to an increase in the sales of disk sputtering systems and electron beam processing systems. International sales constituted 53% of net revenues for the three months ended March 28, 1998 and 47% of net revenues for the three months ended March 29, 1997.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 31.1% for the three months ended March 28, 1998 as compared to 32.6% for the three months ended March 29, 1997. Gross margins declined primarily as the result of the establishment of a $0.5 million cost to market reserve which was taken to reduce the inventory value of Company's first RIGEL flat panel sputtering system to a value approximately equal to the sales price less the cost of selling the system. With the RIGEL flat panel sputtering system valued in inventory at an amount approximating the sales value, the Company expects there to be approximately zero contribution to gross profit by the RIGEL system in the quarter that the system is recognized for revenue, and a significant reduction in gross margins. The Company believes that the ongoing cost of producing additional RIGEL systems will be significantly lower than the cost of the first system. The Company also believes that lower sales volumes expected in the third quarter of 1998 will cause lower absorption of factory overhead which may also negatively impact gross margins.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, electron beam processing equipment and research by the Photonics Division. Company funded research and development expense increased by 39% to $3.6 million for the three months ended March 28, 1998 from $2.6 million for the three months ended March 29, 1997, representing 10.4% and 8.2%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of disk manufacturing equipment and to a lesser extent increased expense for the development of flat panel manufacturing equipment, electron beam processing equipment and company funded research and development in the Photonics Division.

     Research and development expenses do not include costs of $0.4 million in the three months ended March 29, 1997, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $6.8 million of funds under this cost sharing agreement. Based upon discussions with its development partner, the Company believes that it will receive additional cost sharing payments during the second half of 1998.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support customers in Southeast Asia and markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense increased by 19% to $3.1 million for the three months ended March 28, 1998 from $2.6 million for the three months ended March 29, 1997 representing 9.1% and 8.3%, respectively, of net revenue. The increase in expense was primarily the result of additional selling, general and administrative expenses associated with the electron beam equipment business which was acquired during the fourth quarter of 1997. Selling, general and administrative headcount grew to 91 employees at March 28, 1998 from 85 employees at March 29, 1997.

     Restructuring expense. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. As a result of this plan, the Company expensed approximately $1.2 million of restructuring expense in the three months ended March 28, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees.

     Interest expense. Interest expense consists primarily of interest on the Convertible Notes, and to a lesser extent, interest on approximately $2.0 million of long term debt related to the purchase of Cathode Technology in 1996. Interest expense increased by 154% to $1.0 million for the three months ended March 28, 1998 from $0.4 million in the three months ended March 29, 1997. The primary reason for the increase in interest expense was that the Convertible Notes were only outstanding for a portion of the three month period ended March 29, 1997.

     Interest and other income, net. Interest and other income, net consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus and early payment discounts on the purchase of inventories, goods and services, partially offset by the Company's 49% share of the loss incurred by IMAT. Interest and other income, net increased by 2% to $0.8 million for the three months ended March 28, 1998 from $0.8 million for the three months ended March 29, 1997 as the result of increased interest income on funds raised from the sale of the Company's 6 1/2% Convertible Subordinated Notes due 2004 which was largely offset by decreased income related to the sale of the Company's 20% interest in the capital stock of Chorus and to a lesser extent the Company's 49% share of the loss incurred by IMAT.

     Discontinued operations. The Company recorded a gain from discontinued operations of $0.5 million resulting from the reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended March 28, 1998 and March 29, 1997, was 33% and 36%, respectively. The Company's tax rate differs from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax-exempt interest income partially offset by nondeductible goodwill amortization. The tax rate declined in 1998 because a larger percentage of 1998 income is expected to be derived through the Company's foreign sales corporation and from tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $4.3 million for the three months ended March 28, 1998. The cash used in 1998 was due primarily to a reduction in customer advances and an increase in accounts receivable, which were partially offset by increased expense accruals and accounts payable, net income and increased depreciation and amortization.

     The Company's investing activities provided cash of $1.8 million for the three months ended March 28, 1998 due primarily to the net sale of investments which was partially offset by the purchase of fixed assets.

     The Company's financing activities used cash of $0.3 million for the three months ended March 28, 1998, primarily due to the repurchase of 95,000 shares of the Company's stock for $0.8 million, which was partially offset by the sale of the Company's stock to its employees through the Company's employee benefit plans.

YEAR 2000

     The Company is currently evaluating the software and computer systems it uses in order to ensure compliance with Year 2000 issues. This evaluation, and any corrective actions required, is estimated to be completed no later than December 31, 1998. The Company does not expect to encounter significant problems or that material expenditures will be required to comply with Year 2000 issues. These expectations are based primarily on the fact that the Company purchases all business software from third party vendors.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations of Results of Operations

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellation or reschedule, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations.

     The Company derives the majority of its net revenues from the sale of a relatively small number of sputtering systems. Over the last nine quarters, the number of systems accepted by customers in any particular quarter has varied from four to thirteen and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. Over the last nine quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 30% to 40% of net revenues and from (9)% to 18% of net revenues, respectively. The Company anticipates that its unit shipments, revenues, gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter. In addition, orders in backlog are subject to cancellation, and although the Company generally requires a deposit on orders for its systems, such deposits may not be sufficient to cover the expenses incurred by the Company for the manufacture of the canceled systems or fixed operating expenses associated with such systems. The Company may from time to time manufacture a system in anticipation of an order that may not be placed during the period or at all. In any given quarter in which such a system is manufactured, the Company may not receive funds to cover its manufacturing costs. Orders may be subject to delay, deferral or rescheduling by a customer. From the date the Company receives an order, it often takes more than six months before the net revenues from such order are recognized and even longer before final payment is received. The relatively long manufacturing cycles of many of the Company's products has caused and could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's business, financial condition and results of operations for a particular quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Installing and integrating new sputtering systems into the thin-film disk manufacturing process requires a substantial investment by a customer. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before making a purchasing decision. Accordingly, the Company's systems typically have a lengthy sales cycle, during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result. Furthermore, the Company's expense levels are based, in part, on its expectations as to future net revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income, if any, may be disproportionately affected by a reduction in net revenues because a proportionately smaller amount of the Company's expenses varies with its net revenues. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecasted with certainty.

     Due to all of the foregoing factors, the Company expects its quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of securities analysts and investors. In such event it is likely the price of the Company's Common Stock would be materially adversely affected.

  Cyclicality of the Media Industry

     The cyclicality of the disk drive industry, among other factors, may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems. The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities or entering the market, expanding or upgrading existing facilities, or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. In recent years, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. However, the disk drive industry is cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company.

     A number of manufacturers of hard disk drives and hard disk drive component suppliers have recently reported both substantial reductions in revenues and substantial financial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or, in the case of component suppliers, an excess supply of components for hard drives (including thin-film disks) and the rapid change of technology which caused a number of products to become obsolete. This industry-wide over-capacity has led to a period of reduced demand for thin-film disk production and for the capital equipment used in such production. In March of 1998, as a result of weak orders for its disk sputtering systems, the Company determined that sales in the third quarter of 1998 would likely be significantly reduced from current levels and implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force.

     Cyclical downturns in the hard disk drive industry are likely to materially adversely affect the Company's business, financial condition and results of operations.

  Intense Competition

     The Company's disk sputtering business experiences intense competition worldwide from two principal competitors, Balzars A.G. ("Balzars") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Both Balzars and Anelva are manufacturers of static sputtering systems, and each has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. The Company also experiences competition from two other manufacturers of static sputtering systems as well as from the manufacturers of thin-film disks that have developed the capability to manufacture their own sputtering systems. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Furthermore, the failure of manufacturers of thin-film disks currently using in-line machines and manufacturers using internally developed sputtering systems to switch to static sputtering systems in the future could adversely affect the Company's ability to increase its sputtering system market share.

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

  Rapid Technological Change; New Products

     The disk drive industry in general, and the thin-film disk manufacturing industry in particular, is characterized by rapid technological change and evolving industry standards. The Company maintains an active development program to make sputter system improvements, to add additional capabilities that will improve disk performance, increase machine throughput, permit optimum utilization of alternative substrates, lower cost of ownership and respond to future market requirements. The Company's ability to remain competitive has required and will continue to require substantial investments in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

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

  Flat Panel Display Manufacturing Equipment Risks

     In 1997, the Company spent approximately $4.9 million on various programs to fund the development of equipment for use in the FPD industry, of which approximately 54% was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of March 28, 1998 all of the approximately $6.75 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold only three rapid thermal processing ("RTP") systems to date and continuing development of its FPD sputtering system. Although during the first quarter of 1998 the Company delivered a second larger version of its FPD sputtering machine, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve market acceptance. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

  Risks Associated With International Sales and Operations

     Foreign sales accounted for 64%, 41% and 20% of revenues in 1997, 1996 and 1995, respectively. Substantially all of the Company's foreign sales are to companies in the Far East. The Company anticipates that sales to customers in the Far East will continue to be a significant portion of its revenues in the foreseeable future. In order to effectively service customers located in Southeast Asia, the Company has established sales and service operations in Singapore, Taiwan and Malaysia and a joint venture in Japan. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. The Company's products have been sold in to companies headquartered in the United States, Japan, Taiwan and Korea and have been installed in factories in the United States, Japan, Singapore, Malaysia, Korea and Taiwan. All of the Far Eastern countries with which the Company does business have banking systems and foreign currency exposures that have experienced serious troubles recently and therefore subject the Company's customers to substantial business risks. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

  Ability to Attract Qualified Personnel

     The Company's operating results depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, customer support and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could make it difficult to undertake or could significantly delay the Company's research and development efforts and the expansion of its manufacturing capabilities or other activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Leverage

     In connection with the sale of the Convertible Notes, the Company incurred a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at March 28, 1998 and December 31, 1997 was approximately 57.2% and 58.4%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

  Acquisitions

     The Company's business strategy includes acquiring related businesses, products or technologies. The Company completed one acquisition during 1997 and three acquisitions during 1996 and expects that it may pursue additional acquisitions in the future. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development and the assumption of debt and contingent liabilities, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, as a result of the Company's ongoing repurchase of its stock in the open market, the Company may not be able to use the "pooling of interests" method of accounting in some acquisitions, and the Company may therefore be required to amortize any intangible assets acquired in connection with any acquisition.

     The Company incurred a charge to operations of $0.3 million in the fourth quarter of 1997 and $5.8 million in the second quarter of 1996 and to reflect the purchase of in-process research and development related to the acquisitions completed in those quarters. In addition, the Company is amortizing intangible assets of approximately $9.0 million relating to the four acquisitions. The amortization period for such costs is over the useful lives, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, the potential loss of the acquired company's key employees.

  Patents and Other Intellectual Property

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         27.1     Financial Data Schedule
         27.2     Financial Data Schedule -- Qtr 1 1996 Restated
         27.3     Financial Data Schedule -- Qtr 3 1996 Restated
         27.4     Financial Data Schedule -- Qtr 1 1997 Restated
         27.5     Financial Data Schedule -- Qtr 2 1997 Restated
         27.6     Financial Data Schedule -- Qtr 3 1997 Restated
         27.7     Financial Data Schedule -- 1996 Restated

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: May 11, 1998                        By:      /s/ NORMAN H. POND
                                            ------------------------------------
                                                       Norman H. Pond
                                            Chairman of the Board, President and
                                                            Chief
                                                Executive Officer (Principal
                                                      Executive Officer)

Date: May 11, 1998                        By:    /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                                    Charles B. Eddy III
                                                Vice President, Finance and
                                                       Administration,
                                             Chief Financial Officer, Treasurer
                                                        and Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule
 27.2      Financial Data Schedule -- Qtr 1 1996 Restated
 27.3      Financial Data Schedule -- Qtr 3 1996 Restated
 27.4      Financial Data Schedule -- Qtr 1 1997 Restated
 27.5      Financial Data Schedule -- Qtr 2 1997 Restated
 27.6      Financial Data Schedule -- Qtr 3 1997 Restated
 27.7      Financial Data Schedule -- 1996 Restated