Form 10-Q
period 1998-06-27
INTEVAC INC
filed 1998-08-10
CIK 1001902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                            ------------------------

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

     On June 27, 1998 approximately 11,960,024 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

  NO.                                                                   PAGE
  ---                                                                   ----
PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets.......................    3
          Condensed Consolidated Statements of Income.................    4
          Condensed Consolidated Statements of Cash Flows.............    5
          Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................   21
ITEM 2.   Changes in Securities.......................................   21
ITEM 3.   Defaults Upon Senior Securities.............................   21
ITEM 4.   Submission of Matters to a Vote of Security-Holders.........   21
ITEM 5.   Other Information...........................................   21
ITEM 6.   Exhibits and Reports on Form 8-K............................   21

SIGNATURES............................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 27,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $    765        $  3,338
  Short-term investments....................................     66,272          67,804
  Accounts receivable, net of allowances of $1,746 and
     $1,505 at June 27, 1998 and December 31, 1997,
     respectively...........................................      8,714           9,634
  Inventories...............................................     24,837          35,915
  Short-term note receivable, net of allowance of $395 at
     June 27, 1998 and December 31, 1997....................         --              --
  Prepaid expenses and other current assets.................        680             641
  Deferred tax asset........................................      6,572           6,572
                                                               --------        --------
          Total current assets..............................    107,840         123,904
Property, plant, and equipment, net.........................     14,137          13,760
Investment in 601 California Avenue LLC.....................      2,431           2,431
Goodwill and other intangibles..............................      4,347           5,344
Debt issuance costs.........................................      1,864           2,029
Deferred tax assets and other assets........................      2,434             326
                                                               --------        --------
          Total assets......................................   $133,053        $147,794
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  4,414        $  4,585
  Accrued payroll and related liabilities...................      2,729           1,949
  Other accrued liabilities.................................     10,788          10,304
  Customer advances.........................................     10,847          28,247
  Net liabilities of discontinued operations................         --             794
                                                               --------        --------
          Total current liabilities.........................     28,778          45,879
Convertible notes...........................................     57,500          57,500
Long-term notes payable & other long-term liabilities.......      1,960           1,980
Shareholders' equity:
  Common stock, no par value................................     15,237          17,336
  Retained earnings.........................................     29,578          25,099
                                                               --------        --------
     Total shareholders' equity.............................     44,815          42,435
                                                               --------        --------
          Total liabilities and shareholders' equity........   $133,053        $147,794
                                                               ========        ========

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
Net revenues........................................  $35,801     $33,763     $70,036     $64,904
Cost of net revenues................................   26,758      23,622      50,332      44,619
                                                      -------     -------     -------     -------
Gross profit........................................    9,043      10,141      19,704      20,285
Operating expenses:
  Research and development..........................    3,398       1,902       6,960       4,462
  Selling, general and administrative...............    2,946       2,821       6,051       5,421
  Restructuring.....................................       --          --       1,164          --
                                                      -------     -------     -------     -------
          Total operating expenses..................    6,344       4,723      14,175       9,883
                                                      -------     -------     -------     -------
Operating income....................................    2,699       5,418       5,529      10,402
Interest expense....................................   (1,057)     (1,048)     (2,073)     (1,448)
Interest income and other, net......................      959       1,218       1,730       1,973
                                                      -------     -------     -------     -------
Income from continuing operations before income
  taxes.............................................    2,601       5,588       5,186      10,927
Provision for income taxes..........................      857       2,011       1,712       3,934
                                                      -------     -------     -------     -------
Income from continuing operations...................    1,744       3,577       3,474       6,993
Gain from discontinued operations, net of applicable
  income taxes......................................      473          --       1,005          --
                                                      -------     -------     -------     -------
Net income..........................................  $ 2,217     $ 3,577     $ 4,479     $ 6,993
                                                      =======     =======     =======     =======
Basic earnings per share:
  Income from continuing operations.................  $  0.14     $  0.29     $  0.29     $  0.56
  Net income........................................  $  0.18     $  0.29     $  0.37     $  0.56
  Shares used in per share amounts..................   12,111      12,533      12,151      12,519
Diluted earnings per share:
  Income from continuing operations.................  $  0.14     $  0.26     $  0.28     $  0.52
  Net income........................................  $  0.18     $  0.26     $  0.36     $  0.52
  Shares used in per share amounts..................   12,440      15,861      12,476      14,995

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 27,    JUNE 28,
                                                                1998        1997
                                                              --------    --------
OPERATING ACTIVITIES
Net income..................................................  $  4,479    $  6,993
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
  Depreciation and amortization.............................     3,873       2,337
  Gain on sale of Chorus Investment.........................        --        (785)
  Gain on sale of discontinued operations...................      (794)         --
  Foreign currency loss.....................................         6          --
  Loss on IMAT investment...................................        66          --
  Restructuring charge -- non-cash portion..................       194          --
  Loss on disposal of equipment.............................        95          21
  Changes in assets and liabilities.........................    (5,930)      7,637
                                                              --------    --------
Total adjustments...........................................    (2,490)      9,210
                                                              --------    --------
Net cash and cash equivalents provided by operating
  activities................................................     1,989      16,203
INVESTING ACTIVITIES
Purchase of investments.....................................   (72,583)    (82,570)
Proceeds from sale of investments...........................    71,939      13,557
Proceeds from sale of Chorus Investment.....................        --         785
Investment in IMAT..........................................        --        (436)
Purchase of leasehold improvements and equipment............    (1,819)     (3,626)
                                                              --------    --------
Net cash and cash equivalents used in investing
  activities................................................    (2,463)    (72,290)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement...............        --          (2)
Notes payable repayments....................................        --         (25)
Proceeds from issuance of common stock......................       561         425
Repurchase of common stock..................................    (2,660)         --
Proceeds from convertible bond offering.....................        --      55,207
                                                              --------    --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................    (2,099)     55,605
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (2,573)       (482)
Cash and cash equivalents at beginning of period............     3,338         938
                                                              --------    --------
Cash and cash equivalents at end of period..................  $    765    $    456
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for:
     Interest...............................................  $  1,930    $     53
     Income taxes...........................................     4,065       3,750

                            See accompanying notes.

                                 INTEVAC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

     Intevac, Inc. ("Intevac" or the "Company") is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Company's primary objective is to be the industry leader in supplying disk sputtering equipment by providing disk sputtering systems which have both the highest overall performance and the lowest cost of ownership in the industry. The Company's principal product, the MDP-250 disk sputtering system, enables disk manufacturers to produce high performance, high capacity disks. The Company sells its static sputtering systems and related manufacturing equipment to both captive and merchant thin-film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company has established subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support its customers in Southeast Asia.

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

     The financial information at June 27, 1998 and for the three- and six-month periods ended June 27, 1998 and June 28, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     The results for the three- and six-month periods ended June 27, 1998 are not considered indicative of the results to be expected for any future period or for the entire year.

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

                                 INTEVAC, INC.

 3. INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 27,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................  $ 9,450       $ 8,784
Work-in-progress............................................    9,998        18,756
Finished goods..............................................    5,389         8,375
                                                              -------       -------
                                                              $24,837       $35,915
                                                              =======       =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

 4. DISCONTINUED OPERATIONS

     During the quarter, the Company recognized a gain of $473,000 (net of income taxes) resulting from the reimbursement of excess warranty reserves related to the sale of the Company's night vision business in 1995. Basic and diluted earnings per share on the gain from discontinued operations were both $0.04.

 5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 --------------------    --------------------
                                                 JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                   1998        1997        1998        1997
                                                 --------    --------    --------    --------
                                                                (IN THOUSANDS)
Numerator:
  Income from continuing operations............   $1,744      $3,577      $3,474      $6,993
                                                  ======      ======      ======      ======
  Net income...................................   $2,217      $3,577      $4,479      $6,993
                                                  ======      ======      ======      ======
  Numerator for basic earnings per
     share -- income available to common
     stockholders..............................    2,217       3,577       4,479       6,993
  Effect of dilutive securities:
     6 1/2% convertible notes(1)...............       --         563          --         761
                                                  ------      ------      ------      ------
  Numerator for diluted earnings per
     share -- income available to common
     stockholders after assumed conversions....   $2,217      $4,140      $4,479      $7,754
                                                  ======      ======      ======      ======
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares...................   12,111      12,533      12,151      12,519
  Effect of dilutive securities:
     Employee stock options....................      329         540         325         575
     6 1/2% convertible notes(1)...............       --       2,788          --       1,901
                                                  ------      ------      ------      ------
  Dilutive potential common shares.............      329       3,328         325       2,476
                                                  ------      ------      ------      ------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares and
     assumed conversions.......................   12,440      15,861      12,476      14,995
                                                  ======      ======      ======      ======

---------------
(1) Diluted EPS for the three-and six-month periods ended June 27, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

                                 INTEVAC, INC.

 6. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. As of June 27, 1998, the Company was funded for one-half of the actual costs of the project up to a ceiling of $6,750,000. Discussions with the Company's development partner have led to an increase of $1,150,000 in the ceiling. This additional amount has been invoiced to the Company's development partner and the Company will recognize this funding during the second half of 1998.

 7. RESTRUCTURING

     On March 2, 1998, as a result of weak demand for its disk sputtering systems, the Company's management adopted a plan to reduce expenses. The expense reduction plan included a reduction in force of approximately 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, the Company relocated its Rapid Thermal Processing ("RTP") Operation from Rocklin to the Company's Santa Clara headquarters and closed the Rocklin facility.

     In the first quarter of 1998, the Company incurred a restructuring charge of $1,164,000 related to the expense reduction plan. The significant components of this charge include $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was complete at June 27, 1998.

     As of June 27, 1998, of the foregoing amounts, approximately $370,000 in termination benefits had been paid out to affected employees and $265,000 had been spent related to the relocation of the RTP Operation and the closure of the Rocklin facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In March 1998, as a result of weak orders for its disk sputtering systems and an expectation that revenues would decline significantly in the third quarter of 1998, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. As part of the expense reduction plan, the Company also decided to close its Rocklin, California facility and transfer its Rapid Thermal Processing Operation from Rocklin to the Company's headquarters in Santa Clara. The Company is continuing to investigate its options for the further reduction of expenses.

     During the first quarter of 1998, the Company incurred a restructuring charge of approximately $1.2 million related to the expense reduction plan. As of June 27, 1998, approximately $370,000 in termination benefits had been paid out to affected employees and $265,000 had been spent related to the relocation of the RTP Operation and the closure of the Rocklin facility.

     The Company's backlog was $28.1 million and $77.9 million at June 27, 1998 and June 28, 1997, respectively. The Company includes in backlog the value of purchase orders for its products with scheduled delivery dates. Delivery dates may be rescheduled from time to time. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter. The Company expects that the reduction in backlog from prior periods will result in a substantial decline in revenue in the second half of fiscal 1998 relative to the first half of fiscal 1988.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and, to a lesser extent, flat panel display manufacturing equipment, system components, and contract research and development. Net revenues from the sales of sputtering systems and electron beam processing equipment are recognized upon customer acceptance. Sales of related equipment and system components are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 6% to $35.8 million for the three months ended June 27, 1998 from $33.8 million for the three months ended June 28, 1997. The increase in net revenues was due to an increase in the net revenues from flat panel display manufacturing equipment, system components and electron beam processing equipment, which was partially offset by a reduction in net revenues from disk sputtering systems. Based upon its current backlog of orders and the scheduled shipment dates, the Company expects that net revenues during the three months ended September 26, 1998 will decline substantially from the net revenues experienced during the three months ended June 27, 1998.

     International sales increased by 55% to $25.6 million for the three months ended June 27, 1998 from $16.5 million for the three months ended June 28, 1997. The increase in international sales was primarily due to an increase in the percentage of sales of disk sputtering systems to international customers. International sales constituted 72% of net revenues for the three months ended June 27, 1998 and 49% of net revenues for the three months ended June 28, 1997.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 25.3% for the three months ended June 27, 1998 as compared to 30.0% for the three months ended June 28, 1997. Gross margins declined primarily as the result of a negative gross margin realized on the RIGEL flat panel sputtering system accepted for revenue during the quarter. The Company believes that the ongoing cost of producing additional RIGEL systems will be significantly lower than the cost of the first system. The Company also believes that lower sales volumes expected in the third quarter of 1998 will cause lower absorption of factory overhead, which will negatively impact gross margins.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, electron beam processing equipment and research by the Photonics Division. Company funded research and development expense increased by 79% to $3.4 million for the three months ended June 27, 1998 from $1.9 million for the three months ended June 28, 1997, representing 9.5% and 5.6%, respectively, of net revenue. This increase was primarily the result of the absence in the three months ended June 27, 1998 of cost sharing from the Company's D-STAR development partner, and research and development expense transferred to cost of sales under a DARPA development contract, both of which occurred in the three months ended June, 28, 1997.

     Research and development expenses do not include costs of $1.0 million in the three months ended June 28, 1997, reimbursed under the terms of a research and development cost sharing agreement with the Company's D-STAR development partner, nor do they include costs of $1.0 million in the three months ended June 28, 1997 reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support customers in Southeast Asia and markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense increased by 4% to $2.9 million for the three months ended

June 27, 1998 from $2.8 million for the three months ended June 28, 1997, representing 8.2% and 8.4%, respectively, of net revenue. The increase in expense was primarily the result of additional selling, general and administrative expenses associated with the electron beam equipment business which was acquired during the fourth quarter of 1997. Selling, general and administrative headcount grew to 90 employees at June 27, 1998 from 87 employees at June 28, 1997.

     Interest expense. Interest expense consists primarily of interest on the Convertible Notes, and, to a lesser extent, interest on approximately $2.0 million of long term debt related to the purchase of Cathode Technology in 1996. Interest expense for the three months ended June 27, 1998 was essentially unchanged when compared to the three months ended June 28, 1997.

     Interest and other income, net. Interest and other income, net consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus and early payment discounts on the purchase of inventories, goods and services, partially offset by the Company's 49% share of the loss incurred by IMAT. Interest and other income, net decreased by 21% to $1.0 million for the three months ended June 27, 1998 from $1.2 million for the three months ended June 28, 1997 as the result of increased interest income on funds raised from the sale of the Company's 6 1/2% Convertible Subordinated Notes due 2004, which was largely offset by decreased income related to the sale of the Company's 20% interest in the capital stock of Chorus and to a lesser extent the Company's 49% share of the loss incurred by IMAT.

     Discontinued operations. The Company recorded a gain from discontinued operations of $0.5 million resulting from the reimbursement of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended June 27, 1998 and June 28, 1997, was 33% and 36%, respectively. The Company's tax rate differs from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax-exempt interest income partially offset by nondeductible goodwill amortization. The tax rate declined in 1998 because a larger percentage of 1998 income is expected to be derived through the Company's foreign sales corporation and from tax-exempt interest income.

     SIX MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997

     Net revenues. Net revenues increased by 8% to $70.0 million for the six months ended June 27, 1998 from $64.9 million the six months ended June 28, 1997. The increase in net revenues was due to an increase in the net revenues from flat panel display manufacturing equipment, system components and electron beam processing equipment which was partially offset by a reduction in net revenues from disk sputtering systems. Based upon its current backlog of orders and the scheduled shipment dates, the Company expects that net revenues during the six months ended December 31, 1998 will decline substantially from the net revenues experienced during the six months ended June 27, 1998.

     International sales increased by 42% to $44.2 million for the six months ended June 27, 1998 from $31.2 million for the six months ended June 28, 1997. The increase in revenues from international sales was primarily due to an increase in the percentage of sales of disk sputtering systems to international customers and to a lesser extent the sales of electron beam processing equipment. International sales constituted 63% of net revenues for the six months ended June 27, 1998 and 48% of net revenues for the six months ended June 28, 1997.

     Gross margin. Gross margin was 28.1% for the six months ended June 27, 1998 as compared to 31.3% for the six months ended June 28, 1997. The reduction in gross margins was primarily due to the negative gross margin incurred on the RIGEL system acceptance.

     Research and development. Research and development expense increased to $7.0 million for the six months ended June 27, 1998 from $4.5 million for the six months ended June 28, 1997, representing 9.9% and 6.9%, respectively, of net revenues. The increase was primarily the result of increased development expense in disk manufacturing products, and the absence in the six months ended June 27, 1998 of cost sharing from the

Company's D-STAR development partner, and research and development expense transferred to cost of sales under a DARPA development contract, which both occurred in the six months ended June, 28, 1997.

     Research and development expenses in the six months ended June 28, 1997 do not include costs of $1.0 million reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's D-STAR development partner, nor do they include costs of $1.5 million reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. In addition, research and development expenses do not include other expenditures in connection with contract research and development activities as these are charged to cost of sales.

     Selling, general and administrative. Selling, general and administrative expense increased by 12% to $6.1 million for the six months ended June 27, 1998 from $5.4 million for the six months ended June 28, 1997, representing 8.6% and 8.4%, respectively, of net revenues. The increase in selling, general and administrative expense was the result of additional selling, general and administration expenses associated with the electron beam equipment business which was acquired during the fourth quarter of 1997, partially offset by decreased expenses elsewhere.

     Restructuring expense. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. As a result of this plan, the Company expensed approximately $1.2 million of restructuring expense in the six months ended June 27, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees.

     Interest expense. Interest expense consists primarily of interest on the Company's 6 1/2% Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus, and early payment discounts on the purchase of inventories, goods and services. Interest and other income, net decreased to $1.7 million for the six months ended June 27, 1998 from $2.0 million for the six months ended June 28, 1997 as the result of increased interest income on funds raised from the sale of the Company's
6 1/2% Convertible Subordinated Notes due 2004, which was more than offset by decreased income related to the sale of the Company's 20% interest in the capital stock of Chorus and an increase in the Company's 49% share of the loss incurred by IMAT.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the six months ended June 27, 1998 and June 28, 1997 was 33% and 36%, respectively. The Company's tax rate for these periods differs from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax-exempt interest income, partially offset by nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $2.0 million for the six months ended June 27, 1998. The cash generated in 1998 was due primarily to net income, reductions in accounts receivable and inventory and increased depreciation and amortization, which were partially offset by a decrease in customer advances.

     The Company's investing activities used cash of $2.5 million for the six months ended June 27, 1998 due to the purchase of fixed assets and the net purchase of investments.

     The Company's financing activities used cash of $2.1 million for the six months ended June 27, 1998, primarily due to the repurchase of 297,500 shares of the Company's stock for $2.7 million, which was partially offset by the sale of the Company's stock to its employees through the Company's employee benefit plans.

YEAR 2000

     The Company is currently evaluating the software and computer systems it uses in order to ensure compliance with Year 2000 issues. This evaluation, and any corrective actions required, is estimated to be largely completed no later than December 31, 1998. The Company does not expect to encounter significant problems or that material expenditures will be required to comply with Year 2000 issues. These expectations are based primarily on the fact that the Company purchases all business software from third party vendors.

     Specific actions to be taken include: reviewing all software used and assessing the vendor's plans to comply with Year 2000; testing of all hardware to ensure its ability to recognize dates after 1999; and contacting significant suppliers to determine their ability to comply with Year 2000.

     The expectations of the findings of this project and the date on which the Company believes it will be completed are based on management's best estimates. However, there can be no guarantee that these expectations will be achieved, and actual results could differ materially.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations of Results of Operations

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations or reschedulings, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, electron beam processing systems, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations.

     The Company derives the majority of its net revenues from the sale of a relatively small number of sputtering systems. Over the last ten quarters, the number of systems accepted by customers in any particular quarter has varied from four to thirteen and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. Over the last ten quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 25% to 40% of net revenues and from (9)% to 18% of net revenues, respectively. The Company anticipates that its unit shipments, revenues, gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

  Cyclicality of the Media Industry

     The cyclicality of the disk drive industry, among other factors, may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems. The Company recently received a request for a two quarter push-out of deliveries by one of its customers. The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities or entering the market, expanding or upgrading existing facilities, or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. In recent years, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. However, the disk drive industry is cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company.

     A number of manufacturers of hard disk drives and hard disk drive component suppliers have recently reported both substantial reductions in revenues and substantial financial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or, in the case of component suppliers, an excess supply of components for hard drives (including thin-film disks) and the rapid change of technology which caused a number of products to become obsolete. This industry-wide over-capacity has led to a period of reduced demand for thin-film disk production and for the capital equipment used in such production. In March of 1998, as a result of weak orders for its disk sputtering systems, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. Based upon its current backlog of orders and the scheduled shipment dates, the Company expects that net revenues during the six months ended December 31, 1998 will decline substantially from the net revenues experienced during the six months ended June 27, 1998.

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

     In addition, the Company's two principal competitors are based in foreign countries and have cost structures and system prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies. Currency fluctuations could also increase the Company's cost structure relative to those of its competitors, which could make it more difficult for the Company to maintain its gross margins. For example, between 12/31/97 and 8/4/98, the exchange rate for Japanese Yen has increased from 130.15 Yen/$ to 144.80 Yen/$, which all else equal, increases the cost of Intevac's products by approximately 11.3% compared to Japanese manufacturers.

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

  Flat Panel Display Manufacturing Equipment Risks

     In 1997, the Company spent approximately $4.9 million on various programs to fund the development of equipment for use in the FPD industry, of which approximately 54% was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of June 27, 1998 all of the approximately $6.75 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold only three rapid thermal processing ("RTP") systems to date and two of its FPD sputtering systems. Although during the first half of 1998 the Company delivered and the customer accepted a larger version of its FPD sputtering machine, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve market acceptance. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company in any event will continue to fund research and development in the FPD area.

  Risks Associated With International Sales and Operations

     Foreign sales accounted for 64%, 41% and 20% of revenues in 1997, 1996 and 1995, respectively. Substantially all of the Company's Disk Equipment foreign sales are to companies in the Far East. The Company anticipates that sales to customers in the Far East will continue to be a significant portion of its revenues in the foreseeable future. In order to effectively service customers located in Southeast Asia, the Company has established sales and service operations in Singapore, Taiwan and Malaysia and a joint venture in Japan. Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. The Company's products have been sold to companies headquartered in the United States, Japan, Taiwan and Korea and have been installed in factories in the United States, Japan, Singapore, Malaysia, Korea and Taiwan. All of the Far Eastern countries with which the Company does business have banking systems and foreign currency exposures that have experienced serious troubles recently and therefore subject the Company's customers to substantial business risks. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have been denominated in United States dollars, such sales and expenses may not be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations.

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

  Leverage

     In connection with the sale of the Convertible Notes, the Company incurred a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at June 27, 1998 and December 31, 1997 was approximately 57.0% and 58.4%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

  Manufacturing Risks

     The Company's systems have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. Any of such events could materially adversely affect the Company's business, financial condition and results of operations.

     In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. The Company has a key supplier program in which it appoints certain key vendors as sole suppliers for certain parts with the goal of improving response time and reducing costs. In addition, the Company makes extensive use of suppliers serving the semiconductor equipment business and such suppliers may choose to give priority to their semiconductor equipment customers that are much larger than the Company. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for inventory, parts and other supplies, seek alternative sources of supply, delay its ability to ship its products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company incurred a charge to operations of $0.3 million in the fourth quarter of 1997 and $5.8 million in the second quarter of 1996 to reflect the purchase of in-process research and development related to the acquisitions completed in those quarters. In addition, the Company is amortizing intangible assets of approximately $9.0 million gross, and $4.2 million net at June 27, 1998, relating to the four acquisitions. The amortization period for such costs is over the useful lives, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

  Patents and Other Intellectual Property

     The Company currently has 25 patents issued in the United States and 3 patents issued in foreign countries, and has pending patent applications in the United States and foreign countries. Of the 25 U.S. patents, 8 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 6 relate to photonics. Two foreign patent relates to sputtering and one relates to photonics. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

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

     There has been substantial litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In the first quarter of

1997, Rockwell's patent in suit was held invalid. Rockwell appealed that decision, and in the second quarter of 1998, the appellate court ruled that the patent was not invalid and referred the case back to the court of origin.

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

     In addition, the Company believes that one of its competitors may be infringing the Company's patent rights in connection with products currently being offered by this competitor. Although the Company has not undertaken formal legal proceedings, the Company has informed this competitor that the Company believes its patent rights are being infringed and that the Company may undertake litigation to protect its patent rights if necessary. If undertaken, such litigation could be costly, time-consuming and result in legal claims being made against the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company would ultimately prevail in any such litigation.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of shareholders was held on May 14, 1998. The following actions were taken at this meeting:

                                                                                             ABSTENTIONS
                                                         AFFIRMATIVE   NEGATIVE    VOTES     AND BROKER
                                                            VOTES       VOTES     WITHHELD    NON-VOTES
                                                         -----------   --------   --------   -----------
(a)  Election of Directors
     Norman H. Pond....................................  11,649,398    279,213      --         319,914
     Edward Durbin.....................................  11,648,898    279,713      --         319,914
     Robert D. Hempstead...............................  11,648,398    280,213      --         319,914
     David N. Lambeth..................................  11,648,398    280,213      --         319,914
     H. Joseph Smead...................................  11,648,698    279,913      --         319,914
(b)  Approval of an amendment to the Company's 1995
     Stock Option/Stock Issuance Plan..................  11,036,320    862,593      --         349,612
(c)  Ratification of Ernst & Young as independent
     auditors..........................................  11,907,622      8,082      --         332,821

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Amendment to Line of Credit Agreement dated May 1, 1998
     27.1      Financial Data Schedule

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: August 10, 1998                     By: /s/ NORMAN H. POND

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

Date: August 10, 1998                     By: /s/ CHARLES B. EDDY III

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Amendment to Line of Credit Agreement dated May 1, 1998
 27.1      Financial Data Schedule