Form 10-Q
period 1998-09-26
INTEVAC INC
filed 1998-11-10
CIK 1001902

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

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

     On September 26, 1998 approximately 11,992,237 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

  NO.                                                                  PAGE NO.
-------                                                                --------
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets.......................      3
         Condensed Consolidated Statements of Income.................      4
         Condensed Consolidated Statements of Cash Flows.............      5
         Notes to Condensed Consolidated Financial Statements........      6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................     23
ITEM 2.  Changes in Securities.......................................     23
ITEM 3.  Defaults Upon Senior Securities.............................     23
ITEM 4.  Submission of Matters to a Vote of Security-Holders.........     23
ITEM 5.  Other Information...........................................     23
ITEM 6.  Exhibits and Reports on Form 8-K............................     23

SIGNATURES...........................................................     24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 26,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $    745         $  3,338
  Short-term investments....................................      61,175           67,804
  Accounts receivable, net of allowances of $1,775 and
     $1,505 at September 26, 1998 and December 31, 1997,
     respectively...........................................       9,728            9,634
  Inventories...............................................      23,570           35,915
  Short-term note receivable, net of allowance of $395 at
     December 31, 1997......................................          --               --
  Prepaid expenses and other current assets.................         675              641
  Deferred tax asset........................................       6,572            6,572
                                                                --------         --------
          Total current assets..............................     102,465          123,904
Property, plant, and equipment, net.........................      14,615           13,760
Investment in 601 California Avenue LLC.....................       2,431            2,431
Goodwill and other intangibles..............................       3,945            5,344
Debt issuance costs.........................................       1,782            2,029
Deferred tax assets and other assets........................         192              326
                                                                --------         --------
          Total assets......................................    $125,430         $147,794
                                                                ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,523         $  4,585
  Accrued payroll and related liabilities...................       1,780            1,949
  Other accrued liabilities.................................       7,119           10,304
  Customer advances.........................................       9,913           28,247
  Net liabilities of discontinued operations................          --              794
                                                                --------         --------
          Total current liabilities.........................      21,335           45,879
Convertible notes...........................................      57,500           57,500
Long-term notes payable & other long-term liabilities.......       1,960            1,980
Shareholders' equity:
  Common stock, no par value................................      15,454           17,336
  Retained earnings.........................................      29,181           25,099
                                                                --------         --------
          Total shareholders' equity........................      44,635           42,435
                                                                --------         --------
          Total liabilities and shareholders' equity........    $125,430         $147,794
                                                                ========         ========

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 26,    SEPTEMBER 27,    SEPTEMBER 26,    SEPTEMBER 27,
                                             1998             1997             1998             1997
                                         -------------    -------------    -------------    -------------
Net revenues...........................     $14,657          $30,350          $84,693          $95,254
Cost of net revenues...................      10,693           21,186           61,025           65,805
                                            -------          -------          -------          -------
Gross profit...........................       3,964            9,164           23,668           29,449
Operating expenses:
  Research and development.............       2,157            3,225            9,117            7,687
  Selling, general and
     administrative....................       2,458            2,907            8,509            8,328
  Restructuring........................          71               --            1,235               --
                                            -------          -------          -------          -------
          Total operating expenses.....       4,686            6,132           18,861           16,015
                                            -------          -------          -------          -------
Operating income (loss)................        (722)           3,032            4,807           13,434
Interest expense.......................      (1,027)          (1,046)          (3,100)          (2,494)
Interest income and other, net.........       1,059              816            2,789            2,789
                                            -------          -------          -------          -------
Income (loss) from continuing
  operations before income taxes.......        (690)           2,802            4,496           13,729
Provision for income taxes.............        (227)             871            1,485            4,805
                                            -------          -------          -------          -------
Income (loss) from continuing
  operations...........................        (463)           1,931            3,011            8,924
Gain from discontinued operations, net
  of applicable income taxes...........          --               --            1,005               --
                                            -------          -------          -------          -------
Net income (loss)......................     $  (463)         $ 1,931          $ 4,016          $ 8,924
                                            =======          =======          =======          =======
Basic earnings per share:
  Income (loss) from continuing
     operations........................     $ (0.04)         $  0.15          $  0.25          $  0.71
  Net income (loss)....................     $ (0.04)         $  0.15          $  0.33          $  0.71
  Shares used in per share amounts.....      11,994           12,585           12,098           12,541
Diluted earnings per share:
  Income (loss) from continuing
     operations........................     $ (0.04)         $  0.15          $  0.24          $  0.67
  Net income (loss)....................     $ (0.04)         $  0.15          $  0.32          $  0.67
  Shares used in per share amounts.....      11,994           13,104           12,414           15,294

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 26,    SEPTEMBER 27,
                                                                  1998             1997
                                                              -------------    -------------
OPERATING ACTIVITIES
Net income..................................................    $   4,016        $  8,924
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
     Depreciation and amortization..........................        5,865           3,632
     Gain on sale of Chorus Investment......................         (395)           (785)
     Gain on sale of discontinued operations................         (794)             --
     Foreign currency loss..................................           71              --
     Loss on IMAT investment................................          132              39
     Restructuring charge -- non-cash portion...............          194              --
     Loss on disposal of equipment..........................           95              38
     Changes in assets and liabilities......................      (14,437)          1,290
                                                                ---------        --------
          Total adjustments.................................       (9,269)          4,214
                                                                ---------        --------
Net cash and cash equivalents provided by (used in)
  operating activities......................................       (5,253)         13,138
INVESTING ACTIVITIES
Purchase of investments.....................................     (107,993)        (95,442)
Proceeds from sale of investments...........................      114,622          31,773
Proceeds from sale of Chorus Investment.....................          395             785
Investment in IMAT..........................................           --            (436)
Purchase of leasehold improvements and equipment............       (2,482)         (5,014)
                                                                ---------        --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................        4,542         (68,334)
FINANCING ACTIVITIES
Net borrowings under line of credit agreement...............           --              (2)
Notes payable repayments....................................           --             (25)
Proceeds from issuance of common stock......................        1,118             901
Repurchase of common stock..................................       (3,000)             --
Proceeds from convertible bond offering.....................           --          55,197
                                                                ---------        --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................       (1,882)         56,071
                                                                ---------        --------
Net increase (decrease) in cash and cash equivalents........       (2,593)            875
Cash and cash equivalents at beginning of period............        3,338             938
                                                                ---------        --------
Cash and cash equivalents at end of period..................    $     745        $  1,813
                                                                =========        ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................    $   3,838        $  2,016
  Income taxes..............................................        4,065           5,440
Other non-cash changes:
  Inventories capitalized for internal use..................           --        $    567

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

     The Company also realizes revenues from the sales of system components, contract research and development activities, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various Department of Defense ("DOD") and NASA development projects for various photonics products and the FPD industry. FPD manufacturing equipment consists of sputtering and rapid thermal processing equipment for the manufacture of FPD's. Electron beam processing equipment is used for curing inks, coatings and adhesives, in the manufacture of shrink wrap films and for in-line sterilization.

     The financial information at September 26, 1998 and for the three- and nine-month periods ended September 26, 1998 and September 27, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     The results for the three- and nine-month periods ended September 26, 1998 are not considered indicative of the results to be expected for any future period or for the entire year.

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

                                 INTEVAC, INC.

 3. INVENTORIES

     The components of inventory consist of the following:

                                                             SEPTEMBER 26,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
                                                                    (IN THOUSANDS)
Raw materials..............................................     $ 7,556         $ 8,784
Work-in-progress...........................................      12,993          18,756
Finished goods.............................................       3,021           8,375
                                                                -------         -------
                                                                $23,570         $35,915
                                                                =======         =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

 4. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                       -----------------------------   ----------------------------
                                       SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27
                                           1998            1997            1998            1997
                                       -------------   -------------   -------------   ------------
                                                              (IN THOUSANDS)
Numerator:
  Income (loss) from continuing
     operations......................     $  (463)        $ 1,931         $ 3,011        $ 8,924
                                          =======         =======         =======        =======
  Net income (loss)..................     $  (463)        $ 1,931         $ 4,016        $ 8,924
                                          =======         =======         =======        =======
  Numerator for basic earnings per
     share -- income (loss) available
     to common stockholders..........        (463)          1,931           4,016          8,924
  Effect of dilutive securities:
     6 1/2% convertible notes(1).....          --              --              --          1,324
                                          -------         -------         -------        -------
  Numerator for diluted earnings per
     share -- income (loss) available
     to common stockholders after
     assumed conversions.............     $  (463)        $ 1,931         $ 4,016        $10,248
                                          =======         =======         =======        =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares..........................      11,994          12,585          12,098         12,541
  Effect of dilutive securities:
     Employee stock options(2).......          --             519             316            556
     6 1/2% convertible notes(1).....          --              --              --          2,197
                                          -------         -------         -------        -------
  Dilutive potential common shares...          --             519             316          2,753
                                          -------         -------         -------        -------
  Denominator for diluted earnings
     per share -- adjusted
     weighted-average shares and
     assumed conversions.............     $11,994         $13,104         $12,414        $15,294
                                          =======         =======         =======        =======

---------------
(1) Diluted EPS for the three- and nine-month periods ended September 26, 1998 and for the three-month period ended September 27, 1997 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the three-month period ended September 26, 1998 excludes employee stock options as their inclusion would be anti-dilutive.

                                 INTEVAC, INC.

 5. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENT

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company is reimbursed by the other party for one-half of the actual costs of the project up to a ceiling of $9,450,000. As of September 26, 1998, the Company had received $7,900,000 under the agreement, all of which had been applied to qualifying costs.

 6. RELATED PARTY

     In 1997, Intevac and Matsubo formed a joint venture, IMAT Inc. ("IMAT"), to market the Company's flat panel manufacturing equipment in the Far East. The Company's share of IMAT is 49% and the investment is being accounted for under the equity method. At September 26, 1988, the cumulative adjustment related to IMAT activity resulted in a decrease of approximately $276,000 in the Company's investment in IMAT, which is included in other assets on the balance sheet. At September 26, 1998, the Company had an outstanding receivable balance with IMAT of $1,300,000 for a contract advance on an order for a flat panel machine. Total contract advances with IMAT were $1,900,000 at September 26, 1998.

 7. FOREIGN EXCHANGE CONTRACTS

     In September 1998, the Company entered into a foreign exchange forward contract to sell Japanese Yen in June 1999. The nominal amount of the forward contract is $1.6M. The forward contract has been entered into to hedge a specific order, which is expected to be received in the fourth quarter of 1998. As the order has not yet been received, the forward contract has been accounted for as a speculative hedge and has been accounted for under mark-to-market accounting. Related gains and losses will be reported as a component of income in the period incurred. As of September 26, 1998, related gains and losses were immaterial.

 8. STOCK OPTION REPRICING

     In the third quarter of 1998, the Company approved an exchange program that offered to each employee that held stock options granted between August 19, 1996 and July 31, 1998, the opportunity to exchange their options for newly granted stock options. The new option would be for the same number of shares as originally granted, but the vesting period would start on the day the new option was granted. This offer was open for a two week period of time. The exercise price of the new option was set at the fair market value of Intevac, Inc. common stock on the date each employee notified the Company of their acceptance of the exchange offer during the period.

     New stock options were granted for a total of 500,700 shares of common stock. The new option prices ranged from $6.250 to $8.375.

 9. RESTRUCTURING

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

                                 INTEVAC, INC.

     On August 17, 1998, as a result of continued weak demand for its disk sputtering systems, the Company's management implemented a reduction in force of approximately 27 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. In the third quarter of 1998, the Company incurred a restructuring charge of $71,000 related to severance costs for the affected employees.

     As of September 26, 1998, of the foregoing amounts, approximately $398,000 in termination benefits had been paid out to affected employees and $299,000 had been spent related to the relocation of the RTP Operation, the closure of the Rocklin facility and rent on the lease on such facility.

10. SUBSEQUENT EVENTS

     In October 1998, the Company entered into a foreign exchange forward contract to sell Japanese Yen in July 1999. The nominal amount of the forward contract is $10.0M. The forward contract will be utilized to mitigate yen fluctuation exposure related to future yen denominated orders.

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

OVERVIEW

     The Company's revenues are generated by the sale of disk sputtering systems and related disk manufacturing equipment; system components; contract research and development activities; flat panel display manufacturing equipment; and electron beam processing equipment. Disk sputtering systems and related disk manufacturing equipment generally represent the majority of the Company's revenue, and Intevac is a leading supplier of this equipment. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. Intevac's system component business consists primarily of sales of spare parts and after-sale service to purchasers of the Company's disk sputtering systems, as well as sales of components to other manufacturers of vacuum equipment. Contract research and development revenues have been derived primarily from prime contracts awarded by and subcontracts awarded under various DOD and NASA development projects for various photonics products and the FPD industry. Flat panel display manufacturing equipment consists of sputtering and rapid thermal processing equipment for the manufacture of FPD's. Electron beam processing equipment is used for curing inks, coatings and adhesives, in the manufacture of shrink-wrap films and for sterilization.

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

     In August 1998, as a result of continued weak demand for its disk sputtering systems, the Company's management implemented a reduction in force of approximately 27 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. In the third quarter of 1998, the Company incurred a restructuring charge of $71,000 related to severance costs for the affected employees.

     As of September 26, 1998, of the foregoing amounts, approximately $398,000 in termination benefits had been paid out to affected employees and $299,000 had been spent related to the relocation of the RTP Operation, the closure of the Rocklin facility and rent due on the lease for such facility.

     The Company's backlog was $26.1 million and $71.1 million at September 26, 1998 and September 27, 1997, respectively. The Company includes in backlog the value of purchase orders for its products with scheduled delivery dates. Delivery dates may be rescheduled from time to time. The Company's backlog at the beginning of a quarter may not include all system orders needed to achieve the Company's revenue objectives for that quarter.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and, to a lesser extent, flat panel display manufacturing equipment, system components, contract research and development and electron beam processing equipment. Net revenues from the sales of sputtering systems and electron beam processing equipment are recognized upon customer acceptance. Sales of related equipment and system components are recognized upon product shipment, and contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 52% to $14.7 million for the three months ended September 26, 1998 from $30.4 million for the three months ended September 27, 1997. The decrease in net revenues was due to a decrease in the net revenues from disk manufacturing equipment and to a lesser extent a decrease in the net revenues from flat panel display manufacturing equipment, which was partially offset by an increase in net revenues from electron beam processing equipment and contract research and development. Based upon its current backlog of orders and the scheduled shipment dates, the Company expects that net revenues during each of the three-month periods ended December 31, 1998 and March 27, 1999 will be less than or equal to the net revenues recorded during the three months ended September 26, 1998.

     International sales decreased by 90% to $2.1 million for the three months ended September 26, 1998 from $22.0 million for the three months ended September 27, 1997. The decrease in international sales was primarily due to a decrease in the sales of disk manufacturing equipment to international customers. International sales constituted 14% of net revenues for the three months ended September 26, 1998 and 72% of net revenues for the three months ended September 27, 1997.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 27.0% for the three months ended September 26, 1998 as compared to 30.2% for the three months ended September 27, 1997. Gross margins declined primarily as the result of lower shipment levels which resulted in higher overhead costs as a percent of revenue. The Company believes that gross margins will decline further in the three-month period ended December 31, 1998 as the result of continuing industry over-capacity, which has caused an intense competitive environment and significantly reduced overall demand for the disk manufacturing equipment sold by the Company and its competitors.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and electron beam processing equipment and research by the Photonics Division. Company-funded research and development expense decreased by 33% to $2.2 million for the three months ended September 26, 1998 from $3.2 million for the three months ended September 27, 1997, representing 14.7% and 10.6%, respectively, of net revenue. This decrease was primarily the result of approximately $1.2 million of cost sharing funds received from the Company's D-STAR development partner and credited to research and development expense during the three months ended September 26, 1998. There were approximately $0.3 million of comparable credits recorded during the three months ended September 27, 1997. The Company also received approximately $0.1 million of cost sharing credits from the National Institute of Science and Technology ("NIST") during the three-month period ended September 26, 1998 related to the development of advanced lubrication techniques. There were no comparable credits from NIST recorded during the three months ended September 27, 1997. In addition, research and development expenses for the three-month periods ended September 26, 1998 and September 27, 1997 do not include $1.3 million and $0.9 million, respectively, of other expenditures that are charged to cost of sales in connection with contract research and development activities.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has subsidiaries in Singapore and Malaysia and a branch office in Taiwan to support customers in Southeast Asia and markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense decreased by 15% to $2.5 million for the three months ended September 26, 1998 from $2.9 million for the three months ended September 27, 1997, representing 16.8% and 9.6%, respectively, of net revenue. The decrease in expense was primarily the result of reduced headcount and the reversal of employee profit sharing accruals which was partially offset by additional selling, general and administrative expenses associated with the electron beam equipment business which was acquired during the fourth quarter of 1997. Company-wide headcount declined to 289 employees at September 26, 1998 from 378 employees at September 27, 1997.

     Restructuring expense. In August 1998, the Company reduced its staff by approximately 9%. This reduction was in addition to the approximate 20% reduction in staff completed during March 1998. During the three months ended September 26, 1998, the Company recorded approximately $71,000 of restructuring expense related to severance pay for the employees terminated as part of the August reduction in force.

     Interest expense. Interest expense consists primarily of interest on the Convertible Notes, and, to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense for the three months ended September 26, 1998 was essentially unchanged when compared to the three months ended September 27, 1997.

     Interest and other income, net. Interest and other income, net consists primarily of interest income on the Company's investments, income related to the sale of the Company's 20% interest in the capital stock of Chorus Corporation and early payment discounts on the purchase of inventories, goods and services, partially offset by the Company's 49% share of the loss incurred by IMAT. Interest and other income, net increased by 30% to $1.1 million for the three months ended September 26, 1998 from $0.8 million for the three months ended September 27, 1997 as the result of increased income related to the sale of the Company's 20% interest in the capital stock of Chorus.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the three months ended September 26, 1998 and September 27, 1997 was 33% and 31%, respectively. The Company's tax rate differs from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax-exempt interest income partially offset by nondeductible goodwill amortization. The tax rate for the three months ended September 27, 1997 was lower due to a year-to-date adjustment in the Company's tax provision rate from 36% to 35%.

  NINE MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

     Net revenues. Net revenues decreased by 11% to $84.7 million for the nine months ended September 26, 1998 from $95.3 million for the nine months ended September 27, 1997. The decrease in net revenues was due to a reduction in net revenues from disk manufacturing equipment, which was partially offset by an increase in net revenues from flat panel display manufacturing equipment, electron beam processing equipment (which was acquired during the fourth quarter of 1997) and contract research and development.

     International sales decreased by 13% to $46.3 million for the nine months ended September 26, 1998 from $53.2 million for the nine months ended September 27, 1997. The decrease in revenues from international sales was primarily due to a decrease in sales of disk manufacturing equipment, which was partially offset by an increase in sales from electron beam processing equipment. International sales constituted 55% of net revenues for the nine months ended September 26, 1998 and 56% of net revenues for the nine months ended September 27, 1997.

     Gross margin. Gross margin was 27.9% for the nine months ended September 26, 1998 as compared to 30.9% for the nine months ended September 27, 1997. The reduction in gross margins was primarily due to the negative gross margin incurred on the RIGEL flat panel sputtering system acceptance.

     Research and development. Research and development expense increased to $9.1 million for the nine months ended September 26, 1998 from $7.7 million for the nine months ended September 27, 1997, representing 10.8% and 8.1%, respectively, of net revenues. The increase was primarily the result of increased development expenses in disk manufacturing products and to a lesser extent electron beam processing equipment, which were partially offset by lower development expense on flat panel manufacturing products.

     Research and development expense in the nine months ended September 26, 1998 does not include costs of $1.2 million reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's D-STAR development partner, nor do they include costs of $0.2 million reimbursed to the Company under the terms of a research and development contract with NIST. Research and development expenses in the nine months ended September 27, 1997 do not include costs of $1.3 million reimbursed to the Company under the terms of a research and development cost sharing agreement with the Company's D-STAR development partner, nor do they include costs of $1.5 million reimbursed to the Company under a DARPA development contract funding development of the D-STAR and delivery of a beta-site unit. There were no comparable credits from NIST recorded during the nine months ended September 27, 1997. In addition, research and development expenses for the nine month periods ended September 26, 1998 and September 27, 1997 do not include $3.2 million and $2.4 million, respectively, of other expenditures that are charged to cost of sales in connection with contract research and development activities.

     Selling, general and administrative. Selling, general and administrative expense increased to $8.5 million for the nine months ended September 26, 1998 from $8.3 million for the nine months ended September 27, 1997, representing 10.0% and 8.7%, respectively, of net revenues. The increase in selling, general and administrative expense was the result of additional selling, general and administration expenses associated with the electron beam equipment business which was acquired during the fourth quarter of 1997, partially offset by decreased expenses in other business units.

     Restructuring expense. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. In August 1998, the Company terminated an additional 9% of its workforce. As a result of the restructuring plan and the August reduction in force, the Company expensed approximately $1.2 million of restructuring expense in the nine months ended September 26, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees.

     Interest expense. Interest expense increased by $0.6M for the nine months ended September 26, 1998 due to interest incurred on the Company's 6 1/2% Convertible Notes issued in the first quarter of 1997.

     Interest and other income, net. Interest and other income, net was $2.8 million for the nine months ended September 26, 1998 and $2.8 million for the nine months ended September 27, 1997 as the result of increased interest income on funds raised from the sale of the Company's 6 1/2% Convertible Subordinated Notes due 2004, which was offset by decreased income related to the sale of the Company's 20% interest in the capital stock of Chorus and an increase in the Company's 49% share of the loss incurred by IMAT.

     Discontinued operations. During the nine months ended September 26, 1998, the Company recorded a gain from discontinued operations of $1.0M resulting from the reimbursement and reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     Provision for income taxes. Income tax expense as a percentage of pretax income for the nine months ended September 26, 1998 and September 27, 1997 was 33% and 35%, respectively. The tax rate declined in 1998 because a larger percentage of 1998 income is expected to be derived from tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $5.3 million for the nine months ended September 26, 1998. The cash used was due primarily to reductions in customer advances, other accrued liabilities, accounts payable and net liabilities of discontinued operations, which were partially offset by lower inventories, depreciation and amortization expense, and net income.

     The Company's investing activities provided cash of $4.5 million for the nine months ended September 26, 1998 due to the net redemption of investments and proceeds related to the sale of the Company's interest in the Chorus Corporation, which were partially offset by the purchase of fixed assets.

     The Company's financing activities used cash of $1.9 million for the nine months ended September 26, 1998, primarily due to the repurchase of 341,000 shares of the Company's stock for $3.0 million, which was partially offset by the sale of the Company's stock to its employees through the Company's employee benefit plans.

YEAR 2000

     The Company is currently evaluating the software and computer systems it uses in order to ensure compliance with Year 2000 issues. This evaluation, and any corrective actions required, is estimated to be largely completed no later than March 31, 1999. The Company does not expect to encounter significant problems or that material expenditures will be required to comply with Year 2000 issues. These expectations are based primarily on the fact that the Company purchases all business software from third party vendors.

     Specific actions to be taken include: reviewing all software used internally by the Company and assessing the vendor's plans to comply with Year 2000; testing of all hardware to ensure its ability to recognize dates after 1999; contacting significant suppliers to determine their ability to comply with Year 2000; and reviewing all products the Company ships for Year 2000 problems.

     The expectations of the findings of this project and the date on which the Company believes it will be completed are based on management's best estimates. However, there can be no guarantee that these expectations will be achieved, and actual results could differ materially.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations of Results of Operations

     The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors. These factors include the cyclicality of the thin-film disk manufacturing and disk drive industries, patterns of capital spending by customers, the timing of significant orders, order cancellations or reschedulings, exchange rate fluctuations, market acceptance of the Company's products, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of sputtering systems, system components and subassemblies, electron beam processing systems, and contract research and development net revenues, the availability and cost of components and subassemblies, changes in product development costs, and expenses associated with acquisitions.

     The Company derives the majority of its net revenues from the sale of a relatively small number of sputtering systems. Over the last eleven quarters, the number of systems accepted by customers in any particular quarter has varied from three to thirteen and, as a result, the Company's net revenues and operating results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that accounting period. Over the last eleven quarters the Company's gross margin and operating income (loss) as a percentage of net revenues has fluctuated from approximately 25% to 40% of net revenues and from (9)% to 18% of net revenues, respectively. The Company anticipates that its unit shipments, revenues, gross and operating margins will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     Due to all of the foregoing factors, the Company expects its quarterly operating results to fluctuate significantly and may in certain quarters be below the expectations of securities analysts and investors. In such event it is likely that the price of the Company's Common Stock would be materially adversely affected.

  Cyclicality of the Media Industry

     The cyclicality of the disk drive industry, among other factors, may cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's systems. Customers with existing orders for the Company's systems may also request delays in their previously requested delivery schedules. The Company's business depends upon capital expenditures by manufacturers of thin-film disks, including manufacturers that are opening new fabrication facilities or entering the market, expanding or upgrading existing facilities, or replacing obsolete equipment, which in turn depend upon the current and anticipated market demand for hard disk drives. In recent years, the disk drive industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry supplying manufacturers of thin-film disks. However, the disk drive industry is cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company.

     A number of hard disk drives manufacturers and component suppliers have reported both substantial reductions in revenues and substantial financial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or, in the case of component suppliers, an excess supply of components for hard drives (including thin-film disks) and rapid changes in technology which caused a number of products to become obsolete. This industry-wide over-capacity has led to a period of reduced demand for thin-film disk production and for the capital equipment used in such production. In March of 1998, as a result of weak orders for its disk sputtering systems, the Company implemented an expense reduction plan that involved the termination of approximately 20% of the Company's work force. In August of 1998 the Company terminated another 9% of its work force as the result of continuing weak demand for its products.

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

     In addition, the Company's two principal competitors are based in foreign countries and have cost structures and system prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies. Currency fluctuations could also increase the Company's cost structure relative to those of its competitors, which could make it more difficult for the Company to maintain its gross margins. For example, at December 31, 1997 the exchange rate for Japanese Yen was approximately 130 Yen/$. In the period between December 31, 1997 and November 3, 1998 the Yen/$ exchange rate has fluctuated between approximately 115 Yen/$ and 147 Yen/$. The Company may from time to time enter into both economic and speculative foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to the Company's business. However, there can be no assurance that these foreign currency hedging activities will not materially adversely affect the Company's financial condition and results of operations.

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

     On October 11, 1998 one of the Company's customers, StorMedia, filed for Chapter 11 bankruptcy protection. The Company expects to charge approximately $97,000 of accounts receivable balances with StorMedia to its bad debt reserves during the three-month period ended December 31, 1998. Representatives of Stormedia have informed the Company that StorMedia intends to cease operations and liquidate its assets. This will result in two MDP-250A disk sputtering systems, four MDP-250B disk sputtering systems, twenty-three disk lubrication systems and one contact start stop tester, all manufactured by the Company, becoming available for resale by StorMedia. The availability of this equipment for resale, in competition with sales by the Company, could materially adversely affect the Company's business, financial condition and results of operations.

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

     In September 1998 the Company announced that it was developing a new disk sputtering system, the MDP-250K. The MDP-250K disk sputtering system is derived from its predecessor, the MDP-250B. Maximum throughput is targeted to be over 1100 disks per hour compared to 550 disks per hour for the MDP-250B. Vacuum levels and transport time have been improved, which should lead to reduced contamination and improved magnetic performance. Leading edge deposition techniques, such as ion beam and RF magnetron deposition will be fully integrated. Windows NT based software, a graphical user interface and modern factory host communications are incorporated. The MDP-250K is expected to be available during the first half of 1999. Although the Company believes its current inventory reserves are adequate to cover the transition to the MDP-250K, any reductions in existing and/or forecasted orders for the MDP-250B could cause additional MDP-250B parts to become obsolete, which could materially adversely affect the Company's financial results.

  Flat Panel Display Manufacturing Equipment Risks

     In 1997, the Company spent approximately $4.9 million on various programs to fund the development of equipment for use in the FPD industry, of which approximately 54% was paid for by the Company's development partners. In exchange for certain development funding, the Company has granted to one of its development partners the exclusive rights to manufacture and market the Company's FPD sputtering systems in Japan. As of September 26, 1998 all of the approximately $7.9 million advanced by the Company's development partner had been applied to qualifying costs. The Company has limited experience in the development, manufacture, sale and marketing of FPD manufacturing equipment, having sold only three rapid thermal processing ("RTP") systems to date and two of its FPD sputtering systems. Although the Company delivered and the customer accepted a larger version of its FPD sputtering machine during 1998, there can be no assurance that the market for FPD manufacturing equipment targeted by the Company will develop as quickly or to the degree which the Company currently anticipates, or that the Company's proposed FPD manufacturing equipment will achieve market acceptance. There can be no assurance the Company will receive additional customer sponsored research and development funding in the future. The failure to receive additional customer-sponsored research and development funds could result in the Company internally funding the development of such FPD manufacturing equipment, and the costs of such research and development may have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will continue to fund research and development in the FPD area.

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

  Leverage

     In connection with the sale of the Convertible Notes, the Company incurred a substantial increase in the Company's ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratios at September 26, 1998 and December 31, 1997 were approximately 57.1% and 58.4%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     The Company conducts substantially all of its manufacturing activities at its leased facilities in Santa Clara, Hayward and Los Gatos, California. The Company's Santa Clara, Hayward and Los Gatos facilities are located in a seismically active area. A major catastrophe (such as an earthquake or other natural disaster) could result in a prolonged interruption of the Company's business.

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

     The Company incurred a charge to operations of $0.3 million in the fourth quarter of 1997 and $5.8 million in the second quarter of 1996 to reflect the purchase of in-process research and development related to the acquisitions completed in those quarters. In addition, the Company is amortizing intangible assets of approximately $9.0 million gross, and $3.9 million net at September 26, 1998, relating to the four acquisitions. The amortization period for such costs is over the useful lives of the assets, which range from two years to seven years. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development and administrative functions. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

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

     There has been substantial litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. Although the Company believes it will have no material liability under these contracts, there can be no assurance that the resolution of the claims by Rockwell with the Federal government will not have a material adverse effect on the Company's business, operating results and financial condition. In the first quarter of 1997, Rockwell's patent in suit was held invalid. Rockwell appealed that decision, and in the second quarter of 1998, the appellate court reversed the decision of the lower court and referred the case again to the lower court to determine the validity of the patent.

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

     None.

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

                                          INTEVAC, INC.

Date: November 10, 1998                                                   By: /s/ NORMAN H. POND
                                                         --------------------------------------------------------
                                                                              Norman H. Pond
                                                                          Chairman of the Board,
                                                                  President and Chief Executive Officer
                                                                      (Principal Executive Officer)

Date: November 10, 1998                                                By: /s/ CHARLES B. EDDY III
                                                         --------------------------------------------------------
                                                                           Charles B. Eddy III
                                                               Vice President, Finance and Administration,
                                                             Chief Financial Officer, Treasurer and Secretary
                                                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule