Form 10-K
period 1998-12-31
INTEVAC INC
filed 1999-03-12
CIK 1001902

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

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 986-9888

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    NONE                                           NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock (no par
                                     value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 4, 1999 was approximately $42,794,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 4, 1999 approximately 11,943,145 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting the Company's Business".

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Intevac, Inc.'s ("Intevac" or the "Company") primary business is the design, manufacture and sale of complex capital equipment that is used to manufacture products such as thin-film disks for computer disk drives and flat panel displays (the "Equipment Business"). The Company also develops highly sensitive electro-optical devices under government sponsored R&D contracts (the "Photonics Business").

     The Equipment Business recorded sales of $90.6 million in 1998 and is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Business also realizes revenues from the sales of disk lubrication equipment, contact stop-start ("CSS") test equipment, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Spare parts and after-sale service are also sold to purchasers of the Company's equipment, and sales of components are made to other manufacturers of vacuum equipment.

     The Photonics Business began in 1995 when the Company's night vision business was sold. The terms of the sale permitted Intevac to utilize the night vision technology for non-competitive products. The majority of Photonics Business revenues are from government sponsored R&D contracts. The Photonics Business has been primarily developing technology that permits highly sensitive detection in the short-wave infrared spectrum in electron sources with very precise characteristics. This development work is aimed at creating new products for both military and industrial applications and generated sales of $5.7 million in 1998. The Company expects that product sales will become a larger percentage of Photonics Business revenues in 1999 and beyond.

EQUIPMENT BUSINESS PRODUCTS

  Disk Sputtering Equipment

     The Equipment Business' principal product is the MDP-250B disk sputtering system. The Company offers this system for list prices ranging from $2.0 million to $3.5 million, depending upon configuration, to both captive and merchant thin-film disk manufacturers. The MDP-250 is used by disk manufacturers to apply thin layers of undercoats, magnetic alloys and protective overcoats to thin film disks used in the manufacture of computer hard disk drives. The MDP-250 has the capability to sputter multi-layers (multiple magnetic layers with interspersed non-magnetic layers); to sputter onto alternative substrates (such as glass and ceramic), as well as conventional aluminum substrates; and to make media with the appropriate characteristics for use with magneto-resistive ("MR") heads and giant magneto-resistive ("GMR") heads. Intevac MDP-250 disk sputtering systems are currently in operation at the following customers: Fuji Electric, Fujitsu Limited, Hitachi, HMT Technology, IBM, Komag, MaxMedia, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony and Trace Storage Technology.

     The mechanical design of the MDP-250 has characteristics which are similar to the cluster tools which are widely used in semiconductor manufacturing in that each process station is separately vacuum pumped and is vacuum isolated during processing. The MDP-250 does not require a carrier or pallet to transport disks through the system. Rather, disks are automatically loaded into the system from cassettes, processed, and then automatically returned to the cassette. A number of process stations are offered, including multiple options for the deposition of thin films, heating stations, cooling stations and cleaning stations. Furthermore, these process stations can be moved from any machine process position to any other to easily accommodate process changes.

     In September 1998 the Company announced that it was developing a new disk sputtering system, the MDP-250K. The MDP-250K disk sputtering system is derived from its predecessor, the MDP-250B. Maximum throughput is targeted to be 1100 disks per hour compared to 550 disks per hour for the MDP-250B. Vacuum levels and transport time have been improved, which should lead to reduced contamination and improved magnetic performance. Leading edge deposition techniques, such as ion beam and RF magnetron deposition will be fully integrated. Windows NT based software, a graphical user interface and modern factory host communications are incorporated. The MDP-250K is expected to be available during the third quarter of 1999.

  Disk Lubrication Equipment

     The Company, through its 1996 acquisition of San Jose Technology Corp. ("SJT"), is a leading supplier of systems used to lubricate thin-film disks. The Company's principal lubrication product is the 7G Gravity-Flo Luber. Lubrication is the production step that typically follows disk sputtering in the manufacture of thin-film disks. During lubrication, a microscopic layer of lubricant is applied to the disk's surface to improve durability and reduce surface friction. SJT's products allow thin-film disk manufacturers to uniformly lubricate disks in a temperature controlled, low vibration, contamination free environment with a minimal amount of solvent loss.

  Disk Test Equipment

     In 1996, the Company acquired Lotus Technologies, Inc. ("Lotus"), a leading manufacturer of CSS test equipment for hard disk drives and components. Lotus' family of PC-based CSS test equipment performs precise measurements of disk wear, friction, stiction and start-stop torque related to the interface of the read-write head with the thin-film disk.

  Flat Panel Display Manufacturing Equipment

     FPDs are used for a variety of applications such as PCs, workstations and video displays. The manufacture of several types of flat panel displays, such as active matrix liquid crystal display ("AMLCD") and plasma display panel ("PDP") requires the use of a sputtering process to deposit thin-film layers of different materials onto a glass substrate. The Company believes that the skills and technologies that it has developed for the thin-film disk manufacturing industry are directly applicable to the FPD manufacturing industry. These skills and technologies include its expertise and experience in sputtering, rapid heating, high vacuum, isolated process chambers and material handling. In addition, as with the thin-film disk manufacturing industry, the FPD industry involves providing complex, expensive capital equipment to a small number of customers worldwide.

     In 1992 the Company initiated a program to develop a sputtering system for this market under an agreement with its development partner, Ebara Corporation ("Ebara"). Under the agreement, as amended, Ebara has agreed to pay one-half of the development costs of the flat panel sputtering system in exchange for joint ownership of the intellectual property rights and the exclusive right to manufacture and sell in Japan the flat panel sputtering systems developed under the agreement. The Company has retained the exclusive right to manufacture and sell such flat panel sputtering systems outside of Japan. Each party is required to pay royalties to the other party on its flat panel sputtering system sales.

     In 1997 the Company developed its first flat panel sputtering machine ("D-STAR") capable of sputtering glass substrates as large as 550 mm by 650 mm. In 1998 the Company delivered a scaled-up version of its D-STAR unit capable of sputtering glass substrates as large as 1.2 meters by 1.6 meters ("RIGEL") optimized for the production of PDPs.

     Additionally, in 1994 the Company initiated a project to develop a rapid thermal processing ("RTP") system to be used in the manufacture of FPDs. The Company's RTP system can be used to rapidly modify the characteristics of thin films deposited on glass substrates. For example, the Company's RTP systems can be used to activate thin films after ion implantation. The Company has delivered four RTP systems to date.

  Electron Beam Processing Equipment

     The Company acquired its electron beam processing equipment product line in 1997 when it purchased substantially all the assets and liabilities of RPC Industries, Inc. ("RPC") of Hayward, California. The Company's principal electron beam offering is its line of BroadBeam processors. Broad Beam processors have historically sold for prices ranging from $0.6 million to $2.0 million, depending upon configuration, and are typically used for curing inks, coatings and adhesives, in the manufacture of shrink-wrap films and for in-line sterilization. Customers currently using BroadBeam equipment include Dupont, Tetra Pack, S.D. Warren, International Paper and Gulf States Paper.

PHOTONICS BUSINESS TECHNOLOGY AND PRODUCTS

     The Photonics Business is developing technology that permits highly sensitive detection in the short-wave infrared spectrum in electron sources with very precise characteristics. These photonics development efforts are funded primarily with government sponsored R&D contracts. This development work is aimed at creating new products for both military and industrial applications.

     In 1998 the Photonics division demonstrated the use of electron bombarded charge coupled devices ("EBCCDs") as the detector in a new camera operating with high sensitivity in the infrared ("IR") portion of the spectrum. EBCCDs provide high sensitivity detection and high-resolution imagery in the visible and short wave infrared spectrum. This camera has been combined with a laser illuminator to enable a new type of system that achieves recognition of military targets at ranges of several kilometers. This technique, termed laser illuminated viewing and ranging ("LIVAR"), is expected to be incorporated into several military programs, and contracts are in place to develop equipment for three applications.

     Development is also being done on negative electron affinity ("NEA") electron sources. NEA electron sources provide an enabling technology to be used in semiconductor test and photolithography equipment, which may permit a significant reduction in the feature size of integrated circuits.

RESEARCH AND DEVELOPMENT

     The industries that the Company markets its products to are generally characterized by rapid technological change and evolving industry standards. As a result, the Company routinely invests substantial amounts in research and development and expects to continue an active development program. The Company's research and development expenses were $12.7 million, $10.7 million and $8.4 million, respectively, in 1998, 1997 and 1996. Research and development expenses represented 13.3%, 8.0% and 9.5%, respectively, of net revenues in 1998, 1997 and 1996. Research and development expenses do not include costs of $1.8 million, $1.3 million and $1.3 million that were incurred by the Company in 1998, 1997 and 1996, respectively, and were reimbursed under the terms of cost sharing agreements.

SALES CHANNEL, CUSTOMERS AND MARKETING

     The selling process for the Company's equipment products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process is lengthy and involves making samples for the prospective customer and responding to individual needs for moderate levels of machine customization. Installing and integrating new equipment requires a substantial investment by a customer. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations before making a purchasing decision. Accordingly, the Company's systems typically have a lengthy sales cycle, during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result.

     The Company sells and markets its disk manufacturing products directly in the United States, and through exclusive distributors in Japan (Matsubo) and Korea (Chung Song). During 1997 the Company established a joint venture in Japan with Matsubo, Intevac Matsubo Advanced Technology (IMAT Inc.), to market its flat panel display products in the Far East. Electron beam processing equipment is marketed directly by the Company and by distributors in Europe. The Company also services its customers in Southeast Asia through a wholly owned subsidiary in Singapore and a branch office in Taiwan.

     Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. For example, Matsubo, HMT Technology and MMC Technology each accounted for more than 10% of the Company's total net revenues in 1998 and Matsubo, HMT Technology and Trace Storage Technology each accounted for more than 10% of the Company's total net revenues in 1997. Matsubo, Seagate and HMT Technology each accounted for more than 10% of the Company's total net revenues in 1996. The Company's largest customers change from period to period as large fabrication facilities are completed and new projects are initiated. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. As purchases related to a particular new or expanded fabrication facility are completed, sales to that customer may decrease sharply or cease altogether.

     Foreign sales accounted for 53% of revenues in 1998, 64% in 1997 and 41% in 1996. The majority of the Company's foreign sales are to companies in the Far East and the Company anticipates that sales to customers in the Far East will continue to be a significant portion of its revenues.

CUSTOMER SUPPORT

     The Company provides process and applications support, customer training, installation, start-up assistance and emergency service support to its customers. Process and applications support is provided by the Company's equipment process scientists who also visit customers at their plants to assist in process development projects. The Company conducts training classes for process scientists, machine operators and machine service personnel. Additional training is also given during the machine installation. Installation and start up support is generally provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of systems in overseas locations as required.

     The Company generally provides a one-year warranty on its equipment. During this warranty period any necessary non-consumable parts are supplied and installed. Currently, the Company has field service offices located in the United States, Singapore and Taiwan. In addition, service in Japan, Malaysia and Korea is provided by the Company's distributor and representatives using personnel who have received training at Intevac. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are available on a 24-hour per day basis.

MANUFACTURING

     The majority of the Company's manufacturing is conducted at its headquarters facility in Santa Clara, California, with smaller manufacturing facilities located in Hayward, California (electron beam processing equipment) and Los Gatos, California (disk test equipment). The Company's manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources, and system assembly, alignment and testing. The Company makes extensive use of the infrastructure serving the semiconductor equipment business. The Company purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and custom mechanical parts made by forging, machining and welding. The Company has a well-equipped fabrication center that produces parts on short notice for engineering, manufactures a portion of the fabricated parts used in Intevac products and sells fabricated parts to commercial customers.

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

BACKLOG

     The Company's backlog was $26.1 million and $73.8 million at December 31, 1998 and December 31, 1997, respectively. The Company includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements of the Company's customers cannot be determined with accuracy, and therefore the Company's backlog at any certain date may not be indicative of future demand for the Company's products.

PATENTS AND LICENSING

     The Company currently has 25 patents issued in the United States and 3 patents issued in foreign countries, and has patent applications pending in the United States and foreign countries. Of the 25 U.S. patents, 8 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 6 relate to photonics. Two foreign patents relate to sputtering and 1 relates to photonics. In addition, the Company has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

EMPLOYEES

     At December 31, 1998, the Company had 286 employees, including 8 contract employees. 95 of these employees are in research and development, 114 are in manufacturing, and 77 are in administration, customer support and marketing.

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS

  Cyclical Nature of the Disk Drive Industry

     The Company has derived a significant proportion of its net revenues from sales of its disk sputtering systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment. Consequently, only a limited number of opportunities for the Company to sell its systems may exist at any given time. Therefore, winning or losing an order from any particular customer can significantly affect the Company's operating results.

     The disk drive industry is cyclical and historically has experienced periods of under- and over-supply of product. Periods of oversupply result in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company. During 1997 and 1998 a number of manufacturers of hard disk drives and a number of their suppliers reported substantial losses. Many of these manufacturers attributed their problems to an excess supply of hard drives, or in the case of component suppliers, an excess supply of components for hard drives (including thin film disks). As a result, during the second half of 1998 the Company experienced significant reductions in quarterly revenues and incurred net losses in both the third and fourth quarters of 1998.

  Rapid Technical Change

     The Company's ability to remain competitive requires substantial investments in research and development to advance its technologies. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has experienced delays from time to time in the introduction of, and certain technical difficulties with, certain of its systems and enhancements. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market demand for the Company's systems or a reduction in the Company's margins as a result of intensified price competition.

     The Company's success in developing and selling equipment depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements of existing products.

     For example, changes in the manufacturing processes for thin-film disks could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued rapid changes in the requirements of the disk drive industry and thin-film disk manufacturing technologies. There can be no assurance that the Company will be able to develop, manufacture and sell systems that respond adequately to such changes. In addition, the computer disk drive industry is subject to constantly evolving technological standards. There can be no assurance that future technological innovations will not reduce demand for thin-film disks. The Company's business, financial condition and results of operations could be materially adversely affected by any trend toward technology that would replace thin-film disks as a storage medium.

  Competition

     The Company experiences intense competition in the Equipment Business. For example, the Company's disk sputtering business experiences competition worldwide from two principal competitors, Balzers A.G. ("Balzers") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Both Balzers and Anelva have substantially greater financial, technical, marketing, manufacturing and other resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products.

     Given the lengthy sales cycle and the significant investment required to integrate equipment into the manufacturing process, the Company believes that once a manufacturer has selected a particular supplier's equipment for a specific application, that manufacturer generally relies upon that supplier's equipment and frequently will continue to purchase any additional equipment for that application from the same supplier. Accordingly, competition for customers in the equipment industry is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract new customers or retain existing customers.

  International Operations and Foreign Exchange Exposure

     Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. The Company earns a significant portion of its revenue from international sales, and these sales have included the installation of the Company's products in European countries and Far Eastern countries such as Japan, Singapore, Malaysia, Korea, Thailand, and Taiwan. All of the Far Eastern countries with which the Company does business have banking systems and foreign currencies that have experienced serious troubles and therefore subject the Company's customers to substantial business risks. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales have historically been denominated in United States dollars, such sales will not all be denominated in dollars in the future, and currency exchange fluctuations in countries where the Company does business could materially adversely the Company's business, financial condition and results of operations.

     The Company's two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause the Company's products to be more, or less, competitive than its competitors' products. Currency fluctuations will decrease, or increase, the Company's cost structure relative to those of its competitors, which could impact the Company's gross margins. For example, during 1998 the exchange rate for Japanese Yen fluctuated between approximately 113 Yen/$ and 147 Yen/$. The Company generally quotes and sells its products in US dollars. However, for certain Japanese customers, the Company quotes and sells its products in Japanese Yen. The Company, from time to time, enters into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to the Company's business. However, there can be no assurance that the offer and sale of products in foreign denominated currencies, and the related foreign currency hedging activities will not materially adversely affect the Company's financial condition and results of operations.

  Fluctuation in Operating Results

     Over the last eight quarters the Company's operating income or (loss) as a percentage of net revenues has fluctuated from approximately (47%) to 16% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Diversification and Potential Acquisitions

     The Company routinely evaluates acquisition candidates and other diversification strategies. There can be no assurance that the Company's efforts in these areas will be successful. The Company completed one acquisition in 1997 and three acquisitions in 1996. Any future acquisition may result in potentially dilutive issuance of equity securities, the write-off of in-process research and development and the assumption of debt and contingent liabilities, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, as a result of the Company's ongoing repurchase of its stock in the open market, the Company may not be able to use the "pooling of interests" method of accounting in some acquisitions, and the Company may therefore be required to amortize any intangible assets acquired in connection with any acquisition.

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

  Manufacturing

     The Company's Equipment products have a large number of components and are highly complex. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. Any of such events could materially adversely affect the Company's business, financial condition and results of operations.

  Intellectual Property

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

     There has been substantial litigation in the technology industry regarding intellectual property rights. The Company has from time to time received claims that it is infringing third parties' intellectual property rights. In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified Intevac that it may be liable in connection with contracts for certain products in the Company's discontinued night vision business. In January 1999, a settlement was negotiated between the Federal government and Rockwell and approved by the court. Under the settlement, all of Intevac's exposure related to government sales is eliminated. Rockwell has not pursued any claims related to non-governmental sales of the products in question.

     In July 1998, CVC Products, Inc. ("CVC") indicated that they believed that the Company was infringing one of their patents relating to sputter source design. Upon investigation, Intevac's patent attorney advised the Company that it was not infringing on CVC's patent. In response to CVC's threats of legal action, Intevac filed a complaint for declaratory judgement of non-infringement and patent invalidity against CVC on December 1, 1998. CVC filed a counterclaim on January 14, 1999. Although the Company believes that it has meritorious defense against the CVC counterclaim, there can be no assurance that the resolution of the claims by CVC will not have a material adverse effect on the Company's business, operating results and financial condition.

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

  Retention of Employees

     The Company believes that it has good relations with its employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company's operating results will depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Competition in northern California for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could make it difficult to undertake or could significantly delay the Company's research and development efforts and any necessary expansion of its manufacturing capabilities or other activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Leverage

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, the Company incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at December 31, 1998 and 1997 was approximately 59.5% and 58.4%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

  Concentration of Stock Ownership

     Based on the shares outstanding on December 31, 1998, the present directors and their affiliates and executive officers, in the aggregate, own beneficially approximately 56.7% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of the Company, including the election of a majority of the directors and approval of significant corporate transactions.

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

     The Company leases an 18,900 square-foot building in Rocklin, California which used to house the RTP Business. This lease expires in November 2000. The Company is actively attempting to sublet the property for the remaining term of the lease.

     The Company leases a facility of approximately 6,600 square feet in Los Gatos, California to house the Lotus Technology Division. This lease expires in May 1999.

     The Company leases a facility of approximately 31,500 square feet in Hayward, California to house the RPC Technologies Division. This lease expires in March 2001.

     The Company leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 1999. The Company has an option to extend the lease for an additional year at market rates.

     The Company leases approximately 1,400 square feet in Taiwan to house the Taiwan customer support organization. The lease expires in October 1999.

     The Company leases approximately 600 square feet in Malaysia to house the Malaysia customer support organization. The lease expires in February 1999. The Company has an option to extend the lease for an additional year.

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

                        EXECUTIVE OFFICERS AND DIRECTORS

     Certain information about the Company's directors and executive officers is listed below:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Executive Officers and Directors:
Norman H. Pond.......................  60    Chairman of the Board, President and
                                             Chief Executive Officer
Charles B. Eddy III..................  48    Vice President, Finance and Administration,
                                             Chief Financial Officer, Treasurer and Secretary
Robert D. Hempstead..................  55    Chief Operating Officer and Director
Edward Durbin(1).....................  71    Director
David N. Lambeth(1)(2)...............  51    Director
H. Joseph Smead(2)...................  73    Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Pond is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since February 1991. Before joining the Company, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian Associates, Inc. ("Varian"), a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian's operations. From 1984 to 1988, Mr. Pond was President of Varian's Electron Device and Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including as Group Executive. Mr. Pond holds a B.S. in physics from the University of Missouri at Rolla and a M.S. in physics from the University of California at Los Angeles.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "IVAC." As of December 31, 1998, there were approximately 2,300 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                            HIGH        LOW
                                                           -------    -------
Fiscal 1997
  First Quarter........................................    $22.500    $13.250
  Second Quarter.......................................    $16.625    $12.500
  Third Quarter........................................    $17.125    $10.750
  Fourth Quarter.......................................    $14.625    $ 7.750
Fiscal 1998
  First Quarter........................................    $10.375    $ 7.625
  Second Quarter.......................................    $11.125    $ 7.500
  Third Quarter........................................    $10.875    $ 6.250
  Fourth Quarter.......................................    $10.000    $ 5.875

DIVIDEND POLICY

     The Company currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future. The Company's line of credit prohibits the payment of cash dividends on the Company's capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this Report.

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                             1998       1997      1996     1995(2)    1994
                                                           --------   --------   -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net Revenues:
  Disk, flat panel and other.............................  $ 95,975   $133,207   $88,232   $42,187   $18,266
  MBE(1).................................................        --         --        --       695     2,185
                                                           --------   --------   -------   -------   -------
         Total net revenues..............................    95,975    133,207    88,232    42,882    20,451
Cost of net revenues:
  Disk, flat panel and other.............................    71,717     91,255    55,652    27,280    11,799
  MBE(1).................................................        --         --        --       434       858
                                                           --------   --------   -------   -------   -------
         Total cost of net revenues......................    71,717     91,255    55,652    27,714    12,657
                                                           --------   --------   -------   -------   -------
Gross Profit.............................................    24,258     41,952    32,580    15,168     7,794
Operating expenses:
  Research and development...............................    12,743     10,716     8,425     2,603     3,515
  Selling, general and administrative....................    10,879     11,399     8,391     4,550     2,248
  Restructuring..........................................     1,088         --        --        --        --
  Acquired in-process research and development...........        --        299     5,835        --        --
                                                           --------   --------   -------   -------   -------
         Total operating expenses........................    24,710     22,414    22,651     7,153     5,763
                                                           --------   --------   -------   -------   -------
Operating income (loss)..................................      (452)    19,538     9,929     8,015     2,031
Interest expense.........................................    (4,187)    (3,581)     (175)      (13)      (63)
Interest income and other income, net....................     3,176      3,268     1,569       942       533
                                                           --------   --------   -------   -------   -------
Income (loss) from continuing operations before income
  taxes..................................................    (1,463)    19,225    11,323     8,944     2,501
Provision for (benefit from) income taxes................      (882)     6,728     6,350     3,179       826
                                                           --------   --------   -------   -------   -------
Income (loss) from continuing operations.................      (581)    12,497     4,973     5,765     1,675
Income (loss) from discontinued operations...............     1,005         --        --     1,335      (267)
                                                           --------   --------   -------   -------   -------
Net income...............................................  $    424   $ 12,497   $ 4,973   $ 7,100   $ 1,408
                                                           ========   ========   =======   =======   =======
Basic earnings per share:
  Income (loss) from continuing operations...............  $  (0.05)  $   1.00   $  0.40   $  1.58   $  2.39
  Net income.............................................  $   0.04   $   1.00   $  0.40   $  1.94   $  2.01
  Shares used in per share calculations..................    12,052     12,514    12,311     3,653       700
Diluted earnings per share:
  Income (loss) from continuing operations...............  $  (0.05)  $   0.94   $  0.39   $  0.58   $  0.18
  Net income.............................................  $   0.03   $   0.94   $  0.39   $  0.72   $  0.15
  Shares used in per share calculations..................    12,354     15,385    12,901     9,881     9,489
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments........  $ 60,916   $ 71,142   $   938   $20,422   $13,347
Working capital..........................................    77,774     78,025    15,847    21,327    23,229
Total assets.............................................   122,976    147,794    68,085    51,160    42,749
Long-term debt...........................................    59,461     59,480       730        --        --
Redeemable Series 1 Preferred Stock......................        --         --        --        --     6,100
Total shareholders' equity...............................    40,436     42,435    33,736    27,320    22,987
Cash dividends declared per common share.................        --         --        --     0.495        --

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

(2) During 1995, the Company (a) effected a recapitalization in which each outstanding share of Series A Preferred Stock was exchanged for two thirds of a share of Common Stock and $0.76 ($9.9 million in aggregate), (b) paid $4.9 million of dividends to the common shareholders, (c) paid $6.1 million to redeem the Series 1 Preferred Stock, and (d) received approximately $12.0 million from the sale of common stock during the Initial Public Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting the Company's Business" and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, and, to a lesser extent, system components, flat panel display manufacturing equipment, electron beam processing equipment and contract research and development in the photonics business. Net revenues from the sales of sputtering systems, flat panel equipment and electron beam processing equipment are recognized upon customer acceptance. Net revenues from the sales of system components and other systems are recognized upon product shipment. Contract research and development net revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues totaled $96.0 million, $133.2 million and $88.2 million in 1998, 1997 and 1996, respectively. Net revenues decreased in 1998 from 1997 primarily due to a decrease in net revenues from disk sputtering systems and related equipment, which was partially offset by an increase in net revenues from flat panel equipment, electron beam processing equipment and contract research and development in the photonics business. Net revenues increased from 1996 to 1997 primarily due to an increase in net revenues from disk sputtering systems and related equipment and to a lesser extent as the result of an increase in net revenues from flat panel equipment and contract research and development in the photonics business. The Company's backlog of orders at December 31, 1998 was $26.1 million as compared to a December 31, 1997 order backlog of $73.8 million. The majority of these orders are expected to be recognized for revenue during the first half of 1999. Given the Company's manufacturing lead times and its unwillingness to build systems in anticipation of orders not yet received, it is likely revenues in the first half of 1999 will continue at approximately the reduced levels experienced during the second half of 1998. There can be no assurance that these lower revenue levels will not extend beyond the first half of 1999.

     Matsubo, the Company's Japanese distributor, HMT Technology and MMC Technology each accounted for more than 10% of the Company's net revenues during 1998. The shipments to Matsubo in 1998 were delivered to Fuji Electric, Mitsubishi, Hitachi, Nippon Sheet Glass and Fujitsu. Matsubo, HMT Technology and Trace Storage Technology each accounted for more than 10% of the Company's net revenues during 1997. Matsubo, Seagate and HMT Technology each accounted for more than 10% of the Company's net revenues during 1996.

     Foreign sales totaled $51.0 million, $84.7 million and $36.4 million in 1998, 1997 and 1996, respectively. Foreign sales accounted for 53%, 64% and 41% of net revenues in 1998, 1997 and 1996, respectively. The decrease in foreign sales from 1997 to 1998 was primarily the result of decreased sales of equipment, primarily disk sputtering systems. The increase in foreign sales from 1996 to 1997 was primarily the result of increased sales of equipment, primarily disk sputtering systems. Substantially all of the Company's foreign sales are to customers in the Far East. Substantially all of the Company's sales were denominated in US dollars.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs and costs attributable to contract research and development. Gross margin for disk, flat panel and other was 25.3%, 31.5% and 36.9% in 1998, 1997 and 1996, respectively. The reduction in gross margins in 1998 from 1997 was primarily due to lower volumes and increased pricing pressure in the equipment business, and, to a lesser extent the negative gross margin incurred on the first RIGEL flat panel sputtering system acceptance and a greater percentage of net revenues being derived from electron beam processing equipment and contract research and development in the photonics business, both of which currently generate gross margins below those generated by disk equipment. The reduction in gross margins in

1997 from 1996 was primarily due to reduced margins on equipment, primarily disk sputtering systems, for which product costs increased more than the Company's ability to increase prices.

     Gross margins declined from 27.0% during the third quarter of 1998 to 5.2% during the fourth quarter of 1998. Additions to inventory reserves, low volume and a greater percentage of revenue derived from contract research and development were the primary reasons for the decline in gross margins. Additionally, during the fourth quarter of 1998, a number of used MDP-250B systems became available for resale: four systems as the result of the bankruptcy of StorMedia; and one system as the result of the Company's desire to upgrade its internally capitalized MDP-250B training system to a newer model MDP-250K system. As of December 31, 1998 the Company had received orders for four of these five used systems. In January 1999, the Company acquired the four used MDP-250B systems from StorMedia for resale. The Company plans to deliver these systems during the first half of 1999 and expects that there will be little contribution to gross margin from these systems which were re-marketed at values approximating cost. As a result of the above factors, the Company expects that gross margins will continue to be depressed during the first half of 1999.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk equipment, flat panel display manufacturing equipment and electron beam processing equipment, and the costs of research by the company's photonics business. Company funded research and development expense totaled $12.7 million, $10.7 million and $8.4 million in 1998, 1997 and 1996, respectively. The $2.0 million increase from 1997 to 1998 was caused primarily by higher expenses related to development of disk equipment, partially offset by a reduction in expenses related to development of flat panel equipment. The $2.3 million increase from 1996 to 1997 was caused primarily by higher expenses related to development of disk equipment, including the development of a new line of contact stop-start test equipment and development of flat panel manufacturing equipment.

     Research and development expenses do not include costs of $1.4 million, $1.3 million and $1.3 million that were incurred by the Company in 1998, 1997 and 1996, respectively, and reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese development partner. At December 31, 1998, $8.2 million of the $9.5 million in funds available under this cost sharing agreement had been used. Future joint development under this agreement is contingent upon the Company's ability to negotiate further amendments to the development agreement. There can be no assurance that the Company will obtain further amendments to the development agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, financial, travel, management, legal and professional services costs. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. Selling, general and administrative expense totaled $10.9 million, $11.4 million and $8.4 million in 1998, 1997 and 1996, respectively, representing 11.3%, 8.6% and 9.5% of net revenues. The $0.5 million decrease in selling, general and administration expenses from 1997 to 1998 was primarily the result of headcount reductions that took place in March and August of 1998. The $3.0 million increase in selling, general and administrative expenses from 1996 to 1997 was primarily the result of increased marketing and administration expenses related to increased sales of disk equipment and to a lesser extent, increased corporate administrative costs and the acquisition of RPC in late 1997.

     Restructuring expense. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included a 20% reduction in the worldwide staff of the Company's contract and regular employees. In August 1998, the Company terminated an additional 9% of its workforce. As a result of the restructuring plan and the August reduction in force, the Company incurred approximately $1.1M of restructuring expense during 1998. The restructuring expense included approximately $0.7M related to closure of the Rocklin facility and approximately $0.4M of severance pay for terminated employees.

     Acquired in-process research and development. The Company recognized a charge for acquired in-process research and development of $0.3 million during 1997 as a result of the acquisition of RPC and recognized a charge for acquired in-process research and development of $5.8 million in 1996 as a result of the acquisitions of SJT and Lotus.

     Interest expense. Interest expense in 1998 and 1997 consisted primarily of interest on the Convertible Notes issued in the first quarter of 1997. Interest expense totaled $4.2 million, $3.6 million and $0.2 million in 1998, 1997 and 1996, respectively.

     Interest and other income, net. Interest and other income, net totaled $3.2 million, $3.3 million and $1.6 million in 1998, 1997 and 1996, respectively. Interest and other income in 1998 consisted of interest income on the Company's investments, dividend income on the Company's interest in the 601 California Avenue LLC, deferred income related to the sale of the Company's interest in Chorus Corporation and early payment discounts, which were partially offset by losses on foreign currency forward contracts. Interest and other income in 1997 consisted of interest income, deferred income related to the sale of the Company's interest in Chorus Corporation and early payment discounts, which were partially offset by a foreign currency translation loss. Other income during 1996 consisted primarily of deferred income recognized on the sale of the Company's interest in Chorus Corporation and interest income and, to a lesser extent, early payment discounts.

     Discontinued operations. In March 1995, the Company adopted a formal plan to discontinue its night vision business. The Company sold its night vision business to Litton Systems, Inc. in May 1995. In 1998 the Company recognized net income from discontinued operations of $1.0 million, net of income taxes, generated from the reversal of reserves established at the time of the sale and from payment received from Litton for excess warranty reserves transferred during the sale of the night vision business.

     Provision for income taxes. For the year ended December 31, 1998, the Company had a $387,000 tax benefit provision on pretax income of $37,000. The Company's tax benefit was primarily due to tax-exempt interest income and benefits from the Company's foreign sales corporation, partially offset by non-deductible goodwill amortization. Income tax expense as a percentage of pretax income was 35% and 56% in 1997 and 1996, respectively. The Company's tax rate in 1996 differed from the applicable statutory rates primarily due to non-deductible expenses for acquired in-process research and development and goodwill amortization, state income taxes and benefits from the Company's foreign sales corporation.

     A net deferred tax asset of $8.2 million is reflected in the financial statements at December 31, 1998. Based on the Company's historical taxable income and projected future earnings, management believes it is more likely than not that the Company will realize the benefit of this asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities in 1998 used cash of $5.1 million, primarily due to a $16.6 million decrease in customer advances, a $3.0 million decrease in accrued payroll and other liabilities and a $2.6 million decrease in accounts payable, which were partially offset by an $11.8 million decrease in inventory and $7.4 million of depreciation and amortization.

     Investing activities in 1998 used cash of $12.7 million primarily due to the net purchase of $10.2 million of investments and the purchase of $2.9 million of property and equipment.

     Financing activities in 1998 used $2.7 million of cash primarily as a result of the repurchase of 457,000 shares of the Company's common stock for $3.8 million under the Company's stock repurchase plan, which was partially offset by $1.1 million in proceeds from the sale of the Company's stock to employees under the employee stock option and employee stock purchase plans.

     At December 31, 1998, the Company had $60.9 million of cash, cash equivalents and short-term investments. In addition, the Company has a $10.0 million revolving line of credit, which expires May 1, 1999. Borrowings bear interest at prime rate or the LIBOR rate plus 175 basis points. The line of credit agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company expects to renew the line of credit in 1999.

     The Company intends to undertake approximately $5.0 million in capital expenditures during the next 12 months. The Company believes the existing cash and cash equivalent balances and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing. There can be no assurance that such financing will be available on attractive terms, on a non-dilutive basis, or at all.

YEAR 2000

     The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the business of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that many software programs have historically categorized "years" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.

     Intevac is in the process of implementing plans to address Year 2000 Issues both within and outside the Company. In addressing the Year 2000 issues and risks, the Company has focused, and will continue to focus, its efforts on the Company's enterprise-wide and departmental operations, products, critical suppliers (including service providers) and key customers. Within Intevac, these efforts are intended to encompass all major categories of computer systems in use by the Company, including those utilized in manufacturing, engineering, sales, finance and human resources. The Company's risk assessment includes understanding the Year 2000 readiness of its critical suppliers. The Company's risk assessment process associated with critical suppliers includes soliciting and analyzing responses to questionnaires, and, where necessary, follow-up with the supplier.

     The Company is utilizing a phased approach to identifying and remediating Year 2000 Issues. The first phase, compiling an inventory of all systems that face risks from Year 2000 Issues, was substantially completed by year-end 1998. The evaluation, remediation and validation & implementation phases are expected to be complete by mid-1999 for all areas. The Company is acting to remedy issues as they are revealed, while it simultaneously completes its assessment of Year 2000 risks.

     Corrective actions completed to date include the implementation of system upgrades to the Company's materials and financial software, upgrades to file server operating systems and replacement of payroll and human resource software. The Company also issued a Product Information Bulletin to customers outlining the Year 2000 Issues faced by the Company's principal product, the MDP-250 sputtering system, and proposed fixes.

     Cost incurred to date in addressing Year 2000 Issues have not been material. Based on assessment and correction projects underway, the Company does not expect the total cost of addressing the Year 2000 Issue to be material. As the Company's risk assessment and correction activities continue, these cost estimates may change. In addition, the Company's total cost estimate does not include potential costs related to any customer or other claims resulting from the Company's failure to adequately correct Year 2000 issues.

     Although the Company does not currently expect any significant disruption to its operations or operating results as a result of Year 2000 Issues, the Company is taking all steps it believes are appropriate to identify and resolve any Year 2000 Issues. However, there can be no assurance that the Company will be able to identify, assess and correct Year 2000 Issues in a timely or successful manner. The Company's failure to identify, assess and correct Year 2000 Issues in a timely manner could have a material, adverse effect on the Company's business, financial condition and results of operations.

     The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with systems of third parties which would create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical suppliers of materials and supplies. The Company has not yet prepared a contingency plan for dealing with these potential problems. The Company will be assessing various scenarios and will prepare the necessary contingency plan over the course of 1999.

     The foregoing statements regarding the Company's Year 2000 plans and the Company's expectation for resolving these issues and costs associated therewith are forward-looking statements and actual results could vary. The Company's success in addressing Year 2000 Issues could be impacted by the severity of the problems to be resolved within the Company, by Year 2000 Issues affecting its suppliers and service providers and by the costs associated with third party consultants and software necessary to address these issues.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in tax-exempt market auction rate preferred municipal bonds.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                          FAIR
                              1999     2000    2001    2002   2003   BEYOND     TOTAL     VALUE
                             -------   ----   ------   ----   ----   -------   -------   -------
                                                       (IN THOUSANDS)
Cash equivalents
  Variable rate............  $ 2,846     --       --     --     --        --   $ 2,846   $ 2,846
  Average rate.............     4.89%    --       --     --     --        --
Short-term investments
  Variable rate............  $56,925     --       --     --     --        --   $56,925   $56,925
  Average rate.............     3.88%    --       --     --     --        --
Total investments
  Securities...............  $59,771     --       --     --     --        --   $59,771   $59,771
  Average rate.............     3.93%    --       --     --     --        --
Long-term debt
  Fixed rate...............       --     --   $1,961     --     --   $57,500   $59,461   $36,461
  Average rate.............     6.47%  6.47%    6.47%  6.50%  6.50%     6.50%

     Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results. At December 31, 1998, the Company had approximately $11.6 million (notional amount) of short-term foreign currency forward exchange contracts denominated in yen, which have not been designated as hedge contracts for accounting purposes. These contracts expire at various dates through the third quarter of 1999.

     The following table provides information about the Company's foreign currency forward exchange contracts at December 31, 1998.

                                                                         AVERAGE    ESTIMATED
                                                              NOTIONAL   CONTRACT     FAIR
                                                               AMOUNT      RATE       VALUE
                                                              --------   --------   ---------
                                                                       (IN THOUSANDS
                                                                   EXCEPT CONTRACT RATE)
Foreign currency forward exchange contracts:
  Japanese yen..............................................  $11,592     120.33      $(894)
                                                              -------                 -----
                                                              $11,592                 $(894)
                                                              =======                 =====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTEVAC, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   23
Consolidated Balance Sheets.................................   24
Consolidated Statements of Income and Comprehensive
  Income....................................................   25
Consolidated Statements of Shareholders' Equity.............   26
Consolidated Statements of Cash Flows.......................   27
Notes to Consolidated Financial Statements..................   28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

San Jose, California
January 19, 1999

                                 INTEVAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,991    $ 24,431
  Short-term investments....................................    56,925      46,711
  Accounts receivable, net of allowances of $1,629 and
    $1,505 at December 31, 1998 and 1997, respectively......    10,169       9,634
  Inventories, including $3,389 and $8,259 at customers at
    December 31, 1998 and 1997, respectively................    22,102      35,915
  Short-term note receivable, arising from the sale of the
    investment in Chorus Corporation, net of allowance of
    $395 at December 31, 1997...............................        --          --
  Prepaid expenses and other current assets.................       658         641
  Deferred tax assets.......................................     7,008       6,572
                                                              --------    --------
         Total current assets...............................   100,853     123,904
Property, plant, and equipment, at cost:
  Buildings and improvements................................     6,262       6,212
  Machinery and equipment...................................    17,747      13,875
                                                              --------    --------
                                                                24,009      20,087
  Less accumulated depreciation and amortization............    10,878       6,327
                                                              --------    --------
                                                                13,131      13,760
Investment in 601 California Avenue LLC.....................     2,431       2,431
Goodwill, net of amortization of $3,471 and $2,273 at
  December 31, 1998 and 1997, respectively..................     3,083       4,281
Other intangibles, net of amortization of $1,981 and $1,378
  at December 31, 1998 and 1997, respectively...............       460       1,063
Debt issuance costs, net of amortization of $603 and $274 at
  December 31, 1998 and 1997, respectively..................     1,700       2,029
Deferred tax assets and other long term assets..............     1,318         326
                                                              --------    --------
         Total assets.......................................  $122,976    $147,794
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,034    $  4,585
  Accrued payroll and related liabilities...................     1,880       1,949
  Accrued income taxes......................................       701       3,605
  Accrued product warranties................................     2,015       2,561
  Other accrued liabilities.................................     4,097       2,265
  Book overdraft............................................       722       1,873
  Customer advances.........................................    11,630      28,247
  Net liabilities of discontinued operations................        --         794
                                                              --------    --------
         Total current liabilities..........................    23,079      45,879
Convertible notes...........................................    57,500      57,500
Other long-term debt........................................     1,961       1,980
Commitments and contingencies
Shareholders' equity:
  Undesignated preferred stock, no par value, 10,000 shares
    authorized, no shares issued and outstanding............        --          --
  Common stock, no par value:
    Authorized shares -- 50,000
    Issued and outstanding shares -- 11,887 and 12,154 at
     December 31, 1998 and 1997, respectively...............    17,917      17,336
  Other comprehensive income................................       122          --
  Retained earnings.........................................    22,397      25,099
                                                              --------    --------
         Total shareholders' equity.........................    40,436      42,435
                                                              --------    --------
         Total liabilities and shareholders' equity.........  $122,976    $147,794
                                                              ========    ========

                            See accompanying notes.

                                 INTEVAC, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998        1997       1996
                                                              -------    --------    -------
Net revenues................................................  $95,975    $133,207    $88,232
Cost of net revenues........................................   71,717      91,255     55,652
                                                              -------    --------    -------
Gross profit................................................   24,258      41,952     32,580
Operating expenses:
  Research and development..................................   12,743      10,716      8,425
  Selling, general, and administrative......................   10,879      11,399      8,391
  Restructuring.............................................    1,088          --         --
  Acquired in-process research and development..............       --         299      5,835
                                                              -------    --------    -------
          Total operating expenses..........................   24,710      22,414     22,651
                                                              -------    --------    -------
Operating income (loss).....................................     (452)     19,538      9,929
Interest expense............................................   (4,187)     (3,581)      (175)
Interest income.............................................    2,832       2,270        662
Other income and expense, net...............................      344         998        907
                                                              -------    --------    -------
Income (loss) from continuing operations before income
  taxes.....................................................   (1,463)     19,225     11,323
Provision for (benefit from) income taxes...................     (882)      6,728      6,350
                                                              -------    --------    -------
Income (loss) from continuing operations....................     (581)     12,497      4,973
Discontinued operations:
  Gain from discontinued operations, net of applicable
     income taxes of $495...................................    1,005          --         --
                                                              -------    --------    -------
Income from discontinued operations.........................    1,005          --         --
                                                              -------    --------    -------
Net income..................................................  $   424    $ 12,497    $ 4,973
                                                              =======    ========    =======
Other comprehensive income:
  Unrealized foreign currency translation adjustment........      122          --         --
                                                              -------    --------    -------
Total adjustments...........................................      122          --         --
                                                              -------    --------    -------
Total comprehensive income..................................  $   546    $ 12,497    $ 4,973
                                                              =======    ========    =======
Basic earnings per share:
  Income (loss) from continuing operations..................  $ (0.05)   $   1.00    $  0.40
  Net income................................................  $  0.04    $   1.00    $  0.40
  Shares used in per share amounts..........................   12,052      12,514     12,311
Diluted earnings per share:
  Income (loss) from continuing operations..................  $ (0.05)   $   0.94    $  0.39
  Net income................................................  $  0.03    $   0.94    $  0.39
  Shares used in per share amounts..........................   12,354      15,385     12,901

                            See accompanying notes.

                                 INTEVAC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                                 COMMON STOCK         OTHER                      TOTAL
                                               ----------------   COMPREHENSIVE   RETAINED   STOCKHOLDER'S
                                               SHARES   AMOUNT       INCOME       EARNINGS      EQUITY
                                               ------   -------   -------------   --------   -------------
Balance at December 31, 1995.................  12,248   $15,304       $ --        $12,016       $27,320
  Initial public offering costs..............      --        (7)        --             --            (7)
  Sale of common stock under stock option
     plan....................................     139       438         --             --           438
  Sale of common stock under employee stock
     purchase plan...........................      62       322         --             --           322
  Income tax benefits realized from activity
     in employee stock plans.................      --       690         --             --           690
  Net income.................................      --        --         --          4,973         4,973
                                               ------   -------       ----        -------       -------
Balance at December 31, 1996.................  12,449    16,747         --         16,989        33,736
  Sale of common stock under stock option
     plan....................................      37       106         --             --           106
  Sale of common stock under employee stock
     purchase plan...........................     143       850         --             --           850
  Repurchase of common stock.................    (475)     (640)        --         (4,387)       (5,027)
  Income tax benefits realized from activity
     in employee stock plans.................      --       273         --             --           273
  Net income.................................      --        --         --         12,497        12,497
                                               ------   -------       ----        -------       -------
Balance at December 31, 1997.................  12,154    17,336         --         25,099        42,435
  Sale of common stock under stock option
     plan....................................      39       130         --             --           130
  Sale of common stock under employee stock
     purchase plan...........................     151     1,001         --             --         1,001
  Repurchase of common stock.................    (457)     (670)        --         (3,126)       (3,796)
  Income tax benefits realized from activity
     in employee stock plans.................      --       120         --             --           120
  Change in foreign currency translation
     adjustments.............................      --        --        122             --           122
  Net income.................................      --        --         --            424           424
                                               ------   -------       ----        -------       -------
Balance at December 31, 1998.................  11,887   $17,917       $122        $22,397       $40,436
                                               ======   =======       ====        =======       =======

                            See accompanying notes.

                                 INTEVAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDING DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997         1996
                                                              --------    ---------    --------
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $   (581)   $  12,497    $  4,973
Income from discontinued operations.........................     1,005           --          --
                                                              --------    ---------    --------
Net income..................................................       424       12,497       4,973
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
  Depreciation..............................................     5,244        2,588       1,354
  Amortization of intangibles...............................     2,130        2,435       1,490
  Acquired in-process research and development..............        --          299       5,835
  Gain on sale of Chorus investment.........................      (395)        (785)       (593)
  Gain on sale of discontinued operations...................      (794)          --          --
  Loss on IMAT investment...................................       206          144          --
  Restructuring charge -- non-cash portion..................       506           --          --
  Loss on disposal of equipment.............................       206           79           5
  Changes in assets and liabilities:
    Accounts receivable.....................................      (535)       8,377     (12,344)
    Inventory...............................................    11,818       (8,494)    (11,313)
    Prepaid expenses and other assets.......................    (1,651)      (2,119)     (1,132)
    Accounts payable........................................    (2,551)        (107)      1,464
    Accrued payroll and other accrued liabilities...........    (3,049)       5,593        (284)
    Customer advances.......................................   (16,617)       5,102       5,251
    Discontinued operations -- non-cash changes and working
      capital
      changes...............................................        --          194        (380)
                                                              --------    ---------    --------
Total adjustments...........................................    (5,482)      13,306     (10,647)
                                                              --------    ---------    --------
Net cash and cash equivalents provided by (used in)
  operating activities......................................    (5,058)      25,803      (5,674)
INVESTING ACTIVITIES
Purchase of investments.....................................   (56,500)    (118,345)     (2,571)
Proceeds from sales and maturities of investments...........    46,286       71,634       2,571
Purchase of equipment.......................................    (2,898)      (6,092)     (3,854)
Investment in Cathode Technology Corporation................        --           --      (1,074)
Investment in San Jose Technology Corporation...............        --           --      (2,270)
Investment in Lotus Technologies, Inc.......................        --           --      (8,135)
Investment in IMAT..........................................        --         (436)         --
Investment in RPC Industries................................        --         (955)         --
Proceeds from sale of Chorus Investment.....................       395          785         770
                                                              --------    ---------    --------
Net cash and cash equivalents used in investing
  activities................................................   (12,717)     (53,409)    (14,563)
FINANCING ACTIVITIES
Notes payable and line of credit repayments.................        --          (27)         --
Proceeds from issuance of common stock......................     1,131          956         753
Repurchase of common stock..................................    (3,796)      (5,027)         --
Proceeds from convertible bond offering.....................        --       55,197          --
                                                              --------    ---------    --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................    (2,665)      51,099         753
                                                              --------    ---------    --------
Net increase (decrease) in cash and cash equivalents........   (20,440)      23,493     (19,484)
Cash and cash equivalents at beginning of period............    24,431          938      20,422
                                                              --------    ---------    --------
Cash and cash equivalents at end of period..................  $  3,991    $  24,431    $    938
                                                              ========    =========    ========
Cash paid (received) for:
  Interest..................................................  $  3,841    $   2,074    $    149
  Income taxes..............................................     4,065        6,233       9,321
  Income tax refund.........................................        --           --        (250)
Other non-cash changes:
  Investment in Cathode Technology Corporation through
    assumption of notes payable.............................  $     --    $      --    $  1,980
  Inventories transferred to (from) property, plant and
    equipment...............................................      (767)         567       3,094
  Income tax benefit realized from activity in employee
    stock plans.............................................       120          273         690

                            See accompanying notes.

                                 INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND NATURE OF OPERATIONS

     Intevac, Inc. ("Intevac" or the "Company") was formed in October 1990 for the purpose of acquiring certain business assets and liabilities from Varian Associates, Inc. ("Varian"). In February 1991, certain agreements were entered into between Varian and the Company, which provided for the transfer of the assets and business of Varian's disk sputtering equipment business, night vision device business and molecular beam epitaxy ("MBE") equipment business to Intevac. In October 1993, certain assets of the MBE business were exchanged for a 20% ownership in the outstanding stock of Chorus Corporation ("Chorus"), a manufacturer of MBE products. In the second quarter of 1995, the Company completed the sale of its night vision business to Litton Systems, Inc. for cash. The Company retained certain personnel from the night vision business and formed the Photonics Technology Division ("PTD").

     The Company is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250 disk sputtering system, enables disk manufacturers to produce high performance, high capacity disks. The Company sells its sputtering systems to both captive and merchant thin film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiaries in Singapore and Malaysia and a branch office in Taiwan.

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

     In the fourth quarter of 1997, the Company announced a reorganization which included the formation of the Disk Equipment Business Unit and the Flat Panel Display Equipment Division. The Disk Equipment Business Unit includes Intevac's Vacuum System Division, the San Jose Technology Division and the Lotus Technology Division. The Flat Panel Display Equipment Division includes Intevac's D-Star line of sputtering equipment and Intevac's Rapid Thermal Processing ("RTP") Operation. Also in the fourth quarter of 1997, the Company purchased all of the assets of RPC Industries ("RPC"). RPC is a manufacturer of electron beam processing systems. This acquisition was accounted for under the purchase method.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Intevac and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

  Revenue Recognition

     Systems and components -- Revenues for disk sputtering systems, flat panel equipment and electron beam processing systems are recognized upon customer acceptance. Revenues for other systems and for system component sales are recognized upon shipment.

     Service and Maintenance -- Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as services are performed.

     Technology Development -- The Company performs best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms,

                                 INTEVAC, INC.

typically as costs are incurred. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Upon completion of each contract, each party will typically receive certain rights to the technical and computer software data developed under the contract. Some of these contracts are cost-sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company's costs in return for a joint interest to the Company's rights at the end of the contract.

     Net revenues and related cost of net revenues associated with these contracts were $5,931,000 and $5,895,000 for 1998, respectively, $5,184,000 and
$5,871,000 for 1997, respectively and $3,265,000 and $3,758,000 for 1996, respectively.

  Warranty

     The Company's standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated cost of warranty is recorded upon customer acceptance for systems and upon shipment for non-system products.

  International Distribution Costs

     The Company makes payments to agents and distributors under certain agreements related to international sales in return for obtaining orders and providing installation and warranty services. Certain of these payments to agents and distributors are included in cost of net revenues. These amounts totaled approximately $72,000, $1,796,000 and $3,743,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 1998, 1997 and 1996 were insignificant.

  Customer Advances

     Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and shipment of the systems. Customer advances related to systems that have not been shipped to customers included in accounts receivable represent $1,839,000 and $2,136,000 at December 31, 1998 and 1997, respectively.

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Short-term investments consist principally of high-quality debt instruments with maturities generally between one and twelve months and are carried at fair value. These investments are typically short-term in nature and therefore bear minimal risk.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998, all debt securities were classified as available-for-sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method.

                                 INTEVAC, INC.

     Cash and cash equivalents represent cash accounts and money market funds. Short-term investments of $56,925,000 and $46,711,000 at December 31, 1998 and 1997, respectively, consist of investments in tax-exempt market auction rate preferred municipal bonds. Fair values are based on quoted market prices. The amount of unrealized gain or loss was not significant for the years ended December 31, 1998 and 1997. Gross realized gains and losses for the years ended December 31, 1998, 1997 and 1996 were not significant.

  Foreign Exchange Contracts

     The Company may enter into foreign currency forward exchange contracts to hedge certain of its foreign currency transaction, translation, and re-measurement exposures. The Company's accounting policies for some of these instruments are based on the Company's designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be "marked to market" at the end of each accounting period. The criteria the Company uses for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency forward exchange contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

     During fiscal 1998, the Company entered into yen denominated foreign currency forward exchange contracts to hedge anticipated yen denominated sales. The Company has not designated these foreign currency forward contracts as hedge transactions; therefore, the contracts have been "marked to market." No foreign currency contracts were entered into in fiscal 1997 or 1996.

     As of December 31, 1998, the Company had foreign currency forward exchange contracts outstanding denominated in Japanese yen for approximately $11,592,000. The contracts expire on various dates through the third quarter of 1999. In fiscal 1998, the Company has recorded transaction losses related to these contracts of $894,000. The carrying amount and fair value of the contracts as of December 31, 1998 were ($894,000) and ($894,000), respectively.

     While the contract amounts provide one measure of the volume of the transactions outstanding at December 31, 1998, they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counter-parties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counter-parties' obligations exceed the obligations of the Company.

  Inventories

     Inventories for systems and components are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials..........................................    $ 6,907    $ 8,784
Work-in-progress.......................................     11,653     18,756
Finished goods.........................................      3,542      8,375
                                                           -------    -------
                                                           $22,102    $35,915
                                                           =======    =======

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation and amortization. Gains and losses on dispositions are reflected in the statements of income.

                                 INTEVAC, INC.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years for machinery and equipment. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

  Intangible Assets

     The Company amortizes intangible assets on a straight-line basis over the estimated useful lives, which range from two to seven years.

  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     As of December 31, 1998, the $122,000 balance of accumulated other comprehensive income was comprised entirely of accumulated foreign currency translation adjustments. No income tax effect has been recorded related to the comprehensive income. There was no accumulated other comprehensive income as of December 31, 1997 or 1996.

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

  Financial Presentation

     Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

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

                                 INTEVAC, INC.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Numerator:
  Income (loss) from continuing operations............  $  (581)   $12,497    $ 4,973
  Income from discontinued operations, net of
     applicable income taxes..........................    1,005         --         --
                                                        -------    -------    -------
  Net income..........................................  $   424    $12,497    $ 4,973
                                                        =======    =======    =======
  Numerator for basic earnings per share -- income
     available to common stockholders.................      424     12,497      4,973
  Effect of dilutive securities:
     6 1/2% convertible notes(1)......................       --      1,911         --
                                                        -------    -------    -------
  Numerator for diluted earnings per share -- income
     available to common stockholders after assumed
     conversions......................................  $   424    $14,408    $ 4,973
                                                        =======    =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.................   12,052     12,514     12,311
  Effect of dilutive securities:
     Employee stock options...........................      302        527        590
     6 1/2% convertible notes(1)......................       --      2,344         --
                                                        -------    -------    -------
  Dilutive potential common shares....................      302      2,871        590
                                                        -------    -------    -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares and
     assumed conversions..............................   12,354     15,385     12,901
                                                        =======    =======    =======

---------------
(1) Diluted EPS for the twelve-month period ended December 31, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

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

  New Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows (see Note 11).

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and the

                                 INTEVAC, INC.

Company believes that the adoption of SFAS 133 will not have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

 3. CONCENTRATIONS

  Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short-term investments, accounts receivable and foreign exchange forward contracts. The Company generally invests its excess cash in money market funds and in market auction rate preferred municipal bonds, which have contracted maturities generally within one year. By policy, the Company's investments in commercial paper, certificates of deposit, Eurodollar time deposits, or bankers acceptances are rated A1/P1 or better. Investments in tax exempt or tax advantaged instruments, such as variable rate municipal bonds are rated A or better. To date, the Company has not incurred losses related to these investments.

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

  Products

     Disk sputtering equipment contributed a significant portion of the Company's revenues and profits in 1998. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive disk sputtering equipment and its success in developing other products such as flat panel display equipment, electron beam processing equipment and photonics devices.

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

                                 INTEVAC, INC.

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

  Competition

     The Company experiences intense competition worldwide in the disk equipment business from two principal competitors, each of which has substantially greater financial, technical, marketing, manufacturing and other resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

 4. DISCONTINUED OPERATIONS

     In the first quarter of 1995, the Company adopted a formal plan to discontinue the operations of its night vision business. Accordingly, the consolidated statements of operations and cash flows for all periods presented reflect the night vision operations as discontinued. In the second quarter of 1995, the Company sold its night vision business to Litton Systems, Inc. for cash of $7,546,000

     The Company established a reserve of $2,622,000 for costs associated with the sale. The significant components of this charge included $795,000 for warranty costs, $680,000 for estimated environmental remediation costs associated with the site of the night vision operations, and $476,000 for write-offs of certain prepaid expenses and other assets. Remediation efforts were completed in 1997. Warranty on all products shipped by the business expired in November 1997. In the first quarter of 1998, the remaining reserve of $794,000 associated with closing the business was reversed. In the second quarter of 1998, Litton reimbursed the Company for $706,000 in excess warranty reserves transferred at the time of the sale. Both of these amounts are reflected as income from discontinued operations, net of applicable income taxes.

 5. EQUITY INVESTMENTS

  601 California Avenue LLC

     In the third quarter of 1995, the Company entered into a Limited Liability Company Operating Agreement ("the Operating Agreement"), which expires December 31, 2015, with 601 California Avenue LLC (the "LLC"), a California limited liability company formed and owned by the Company and certain shareholders of the Company. The LLC was formed for the purpose of removing the buildings, remediation and the development of an office building at the site of the Company's discontinued night vision business (the "Site"). Under the Operating Agreement, the Company transferred its leasehold interest in the Site in exchange for a preferred share in the LLC. The Company is accounting for the investment under the cost method and has recorded its investment in the LLC at approximately $2,431,000, which represents the Company's historical carrying value of the leasehold interest in the Site, which the Company believes is less than the net realizable value. The Company and the LLC have cross-indemnified each other for potential environmental claims relating to acts prior to and subsequent to the transfer of the Site, respectively. The Company is not required to contribute additional capital to the LLC. The preferred share in the LLC accrues an annual cumulative preferred dividend of $390,000.

                                 INTEVAC, INC.

     During 1996, the buildings on the Site were remediated, closed and demolished, and the LLC formed a joint venture with Stanford ("Stanford JV") to develop the property. Between 1996 and 1998 the Stanford JV completed leasing and redevelopment of the entire project, and the project was occupied in August 1998. In the fourth quarter of 1998, the Company received $650,000 from the LLC, which represented a portion of the accumulated dividend due on the preferred share, This amount has been included in other income and expense. As of December 31, 1998 the Company's preferred share in the LLC had additional accumulated dividends due of $687,000 which had not yet been paid. The terms of the Company's preferred share require that all accumulated dividends on the preferred share be paid to the Company prior to the LLC making any distributions to its other members.

  Chorus Corporation

     In 1993, the Company sold its MBE operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. In the third quarter of 1995, the Company sold its 20% investment interest in Chorus, which represented 1,250,000 shares of Chorus stock to an individual for $500,000 in cash and a note for $2,380,000. This note was paid in full during 1998. The December 31, 1997 note receivable reserve of approximately $395,000 represents the deferred gain under the cost-recovery method.

  IMAT Inc.

     On June 27, 1997, the Company entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac's flat panel display equipment in Japan and other Asian countries. The Company invested $436,000 for 49% of the voting stock of the joint venture. The joint venture is being accounted for under the equity method. Gains and losses related to the Company's share of the joint venture are reflected in other income and expense, net on the consolidated statements of income. The Company's equity in the net loss of IMAT, Inc. was $217,000 and $89,000 in 1998 and 1997, respectively. No revenues have been recognized for shipments to IMAT in 1998 or 1997. As of December 31, 1998, the Company had received payments of $1,859,000 for customer advances from IMAT. In February of 1999, the Company entered into an agreement to guarantee up to 14,700,000 Yen of IMAT's debt.

 6. LINE OF CREDIT

     In April 1997, the Company entered into a Business Loan Agreement with a bank which provides for a total of $10.0 million in available borrowings. This agreement replaced the Company's prior line of credit. The agreement, as amended, is for a revolving line of credit, which is available until May 1, 1999, when the outstanding principal will be payable. The line of credit bears interest, at the option of the Company, at the prime rate, or the London Interbank Offering Rate ("LIBOR") plus 175 basis points (7.75% as of December 31, 1998). Interest on outstanding advances is due monthly. For LIBOR advances the interest period can be one, three or six months. In the event of default, interest on the outstanding loan increases to 4.00% above the interest rate applicable immediately prior to the default. The Company is required to maintain certain financial conditions including restrictions on its ability to pay any dividends.

     As of December 31, 1998, the Company had secured its $1,936,000 note related to the purchase of Cathode with a stand-by letter of credit under its Business Loan Agreement. No additional amounts were outstanding under the agreement at December 31, 1998.

                                 INTEVAC, INC.

 7. COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 2002. The facility leases require the Company to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

     Future minimum rental payments under these leases at December 31, 1998 are as follows (in thousands):

1999........................................................  $2,614
2000........................................................   2,437
2001........................................................   2,207
2002........................................................     535
                                                              ------
          Total.............................................  $7,793
                                                              ======

     Gross rental expense was approximately $2,977,000, $2,492,000 and $1,166,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Offsetting rental expense for the periods ending December 31, 1998 and 1997 was sublease income of $238,000 and $69,000, respectively.

  Contingencies

     In August 1993, Rockwell International Corporation ("Rockwell") sued the Federal government alleging infringement of certain patent rights with respect to the contracts the Federal government has had with a number of companies, including Intevac. The Federal government has notified the Company that it may be liable in connection with contracts for certain products from the Company's discontinued night vision business. In the first quarter of 1997, Rockwell's patent in suit was held invalid. Rockwell appealed that decision, and in the second quarter of 1998, the appellate court reversed the holding of invalidity by the lower court and referred the matter back to the lower court for trial.

     In January 1999, a settlement was negotiated between the Federal government and Rockwell and approved by the court. Under the settlement, all of Intevac's exposure related to government sales is eliminated. Rockwell has not pursued any claims related to non-governmental sales of the products in question.

     In connection with the 1997 purchase of RPC, the Company is subject to making contingent payments equal to 25% of the future earnings of RPC. The total of these contingent payments is limited to approximately $7.7 million. No payments were due in 1998.

 8. EMPLOYEE BENEFIT PLAN

     In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made contributions of $204,000, $174,000 and $109,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Administrative expenses relating to the plan are insignificant.

 9. LONG-TERM DEBT

     In 1996, the Company issued notes related to the purchase of Cathode. The notes bear interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note are made quarterly based on unit sales of the Cathode sputter sources. Any remaining balance on the notes on January 24, 2001 is due in full regardless of sputter source sales.

                                 INTEVAC, INC.

10. CONVERTIBLE NOTES

     During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes, which mature on March 1, 2004. Interest is payable to the note holders on each March 1st and September 1st. The notes are convertible into shares of the Company's common stock at $20.625 per share at the noteholder's option. Expenses associated with the offering of approximately $2.3 million have been deferred. Such expenses are being amortized to interest expense over the term of the notes.

11. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: equipment and photonics. The Company's equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays, shrink wrap films and for in-line sterilization. The Company's photonics business is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, elimination of inter-segment revenues, the equity in net loss of equity investee (see Note 5) and amortization expenses related to certain intangible assets. Assets of corporate activities include unallocated cash and short-term investments, deferred income taxes and certain intangibles and other assets.

  Segment Profit or Loss and Segment Assets

     The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

  Business Segment Net Revenues

                                                        1998        1997       1996
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
Equipment
  Trade..............................................  $90,257    $129,559    $86,428
  Inter-segment......................................      354          65         --
                                                       -------    --------    -------
                                                        90,611     129,624     86,428
Photonics
  Trade..............................................    5,718       3,648      1,804
Corporate activities.................................     (354)        (65)        --
                                                       -------    --------    -------
          Total......................................  $95,975    $133,207    $88,232
                                                       =======    ========    =======

  Business Segment Profit & Loss

                                                        1998        1997       1996
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
Equipment(1).........................................  $ 2,257    $ 22,501    $18,036
Photonics............................................     (125)       (363)      (127)
Corporate activities.................................   (2,584)     (2,600)    (7,980)
                                                       -------    --------    -------
Operating income (loss)..............................     (452)     19,538      9,929
Interest expense.....................................   (4,187)     (3,581)      (175)
Interest income......................................    2,832       2,270        662
Other income and expense, net........................      344         998        907
                                                       -------    --------    -------
Income (loss) from continuing operations before
  income taxes.......................................  $(1,463)   $ 19,225    $11,323
                                                       =======    ========    =======

     (1) Includes restructuring charge of $1,088 in 1998.

                                 INTEVAC, INC.

  Business Segment Assets

                                                        1998        1997       1996
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Equipment...........................................  $ 41,825    $ 57,726    $52,629
Photonics...........................................     5,032       2,912      2,396
Corporate activities................................    76,119      87,156     13,060
                                                      --------    --------    -------
          Total assets..............................  $122,976    $147,794    $68,085
                                                      ========    ========    =======

  Business Segment Property, Plant & Equipment

                     ADDITIONS                          1998        1997       1996
                     ---------                        --------    --------    -------
                                                              (IN THOUSANDS)
Equipment(1)........................................  $  1,734    $  5,499    $ 5,176
Photonics...........................................     1,015         406      1,261
Corporate activities................................       149         754        511
                                                      --------    --------    -------
          Total additions...........................  $  2,898    $  6,659    $ 6,948
                                                      ========    ========    =======

     (1) Includes inventory transferred to fixed assets of $567 and $3,094 in 1997 and 1996, respectively.

                    DEPRECIATION                        1998        1997       1996
                    ------------                      --------    --------    -------
                                                              (IN THOUSANDS)
Equipment(1)........................................  $  3,364    $  2,108    $ 1,020
Photonics...........................................       328         301        268
Corporate activities................................       308         179         66
                                                      --------    --------    -------
          Total depreciation........................  $  4,000    $  2,588    $ 1,354
                                                      ========    ========    =======

     (1) Excludes amortization related to assets leased to a third party of $1,244 in 1998.

  Geographic Area Net Trade Revenues

                                                        1998        1997       1996
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
United States.......................................  $ 44,983    $ 48,472    $51,860
Far East............................................    49,050      84,729     36,315
Europe..............................................       391           3         46
Rest of World.......................................     1,551           3         11
                                                      --------    --------    -------
          Total revenues............................  $ 95,975    $133,207    $88,232
                                                      ========    ========    =======

     Export sales in 1996 do not include systems purchased by domestic corporations, but delivered to international locations. These shipments accounted for approximately 28% of revenue in 1996.

  Major Customers

     In each year presented, 3 customers have each accounted for more than 10% of the Company's net revenues. The Company's largest customers change from period to period.

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

     The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors. Options granted under the 1991 Stock Option/Stock Issuance Plan are immediately exercisable, however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. Shares that are not vested may be repurchased by the Company. Shares totaling 7,169, 10,002 and 21,750 were subject to repurchase at December 31, 1998, 1997 and 1996, respectively.

     In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") under which employees, non-employee directors and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date; and (ii) the Employee Stock Purchase Plan. The 1995 Plan, as amended in 1998, serves as the successor equity incentive program to the Company's 1991 Plan. Upon adoption of the 1995 Plan, all shares available for issuance under the 1991 Plan were transferred to the 1995 Plan. As of December 31, 1998, 1,867,158 shares of common stock are authorized for future issuance under the 1995 Plan. Options granted under the 1995 Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

     Options to purchase 481,551, 374,688 and 167,438 shares were vested at December 31, 1998, 1997 and 1996, respectively.

     In the third quarter of 1998, the Company approved an exchange program that offered to each employee that held stock options granted between August 19, 1996 and July 31, 1998, the opportunity to exchange their options for newly granted stock options. The new option would be for the same number of shares as originally granted, but the vesting period would start on the day the new option was granted. This offer was open for a two-week period of time. The exercise price of the new option was set at the fair market value of Intevac common stock on the date each employee notified the Company of their acceptance of the exchange offer during the period. New stock options were granted for a total of 500,700 shares of common stock. The new option prices ranged from $6.250 to $8.375.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.66%, 5.46% and 5.73%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market

                                 INTEVAC, INC.

price of the Company's common stock of 0.80, 0.70 and 0.67; and a weighted-average expected life of the option of 0.25, 0.25 and 0.25 years beyond each respective vesting period.

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

     Under the 1995 Employee Stock Purchase Plan, as amended in 1997, (the "ESPP"), the Company is authorized to issue up to 500,000 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 80% of eligible employees have participated in the ESPP. Under the ESPP, the Company sold 150,819, 142,735 and 62,467 shares to employees in 1998, 1997 and 1996, respectively. As of December 31, 1998, 143,979 shares remained reserved for issuance under the ESPP. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of FAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.68%, 6.10% and 5.77%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.80, 0.70 and 0.67; and an expected life of 1.98 years, 0.78 years and 1.63 years (the offering period ends January 31, 2000 for all subscription periods beginning in 1998 or 1999). The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 were $5.37, $6.48 and $5.57, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1998          1997         1996
                                                         ----------    ----------    ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss)............................   $(1,491)      $10,742       $3,797
Pro forma earnings (loss) per share
  Basic................................................   $ (0.12)      $  0.86       $ 0.31
  Diluted..............................................   $ (0.12)      $  0.82       $ 0.30

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

                                 INTEVAC, INC.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                            1998                    1997                    1996
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding -- beginning of
  year............................  1,573,713    $ 8.77     1,265,942    $ 7.91       931,637    $ 4.25
  Granted.........................    713,700      7.16       448,000     12.38       585,000     12.13
  Exercised.......................    (39,350)     3.22       (37,728)     2.91      (138,444)     3.16
  Forfeited.......................   (648,301)    11.90      (102,501)    16.05      (112,251)     5.43
Outstanding -- end of year........  1,599,762      6.92     1,573,713      8.77     1,265,942      7.91
Exercisable at end of year........    715,072    $ 5.98       748,378    $ 5.79       667,942    $ 4.40
Weighted-average fair value of
  options granted during the
  year............................               $ 3.86                  $ 6.14                  $ 5.87

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1998

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   -------------------------------------------   -----------------------------
                      NUMBER       WEIGHTED                         NUMBER
                   OUTSTANDING      AVERAGE                      EXERCISABLE
                      AS OF        REMAINING       WEIGHTED         AS OF          WEIGHTED
    RANGE OF       DECEMBER 31,   CONTRACTUAL      AVERAGE       DECEMBER 31,      AVERAGE
 EXERCISE PRICES       1998          LIFE       EXERCISE PRICE       1998       EXERCISE PRICE
-----------------  ------------   -----------   --------------   ------------   --------------
$ 0.150 - $ 2.175..    179,871     5.20 yrs         $ 1.50         179,871          $ 1.50
$ 6.000 - $ 6.000..    388,491     6.61 yrs         $ 6.00         385,991          $ 6.00
$ 6.250 - $ 6.625..    406,600     9.68 yrs         $ 6.53               0          $ 0.00
$ 6.750 - $ 7.625..    346,700     7.75 yrs         $ 7.48          93,332          $ 7.61
$ 7.688 - $14.313..    193,600     9.43 yrs         $ 8.45           9,980          $11.30
$15.125 - $21.250..     84,500     7.46 yrs         $18.68          45,898          $18.94
                    ---------                                      -------
$ 0.150 - $21.250..  1,599,762     7.86 yrs         $ 6.92         715,072          $ 5.98

13. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                           YEARS ENDED DECEMBER 31,
                                         ----------------------------
                                          1998       1997       1996
                                         -------    -------    ------
Federal:
  Current..............................  $ 1,025    $ 7,640    $5,761
  Deferred.............................   (1,420)    (2,274)     (292)
                                         -------    -------    ------
                                            (395)     5,366     5,469
  State:
  Current..............................      224      1,655     1,362
  Deferred.............................     (216)      (293)     (481)
                                         -------    -------    ------
                                               8      1,362       881
                                         -------    -------    ------
          Total........................  $  (387)   $ 6,728    $6,350
                                         =======    =======    ======

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduce taxes currently payable for 1998, 1997 and 1996 as shown above by $120,000, $273,000 and $690,000, respectively. Such benefits are credited to additional paid-in capital when realized.

                                 INTEVAC, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1998      1997
                                                     ------    ------
Deferred tax assets:
  Discontinued operations reserve..................  $   --    $  329
  Vacation accrual.................................     430       466
  Warranty reserve.................................     838     1,067
  Bad debt reserve.................................     678       639
  Inventory valuation..............................   4,122     3,435
  AMT credit carry-forward.........................     669        --
  Other............................................   1,657     1,072
                                                     ------    ------
          Total deferred tax assets................  $8,394    $7,008
                                                     ------    ------
Deferred tax liabilities:
  Purchased technology.............................  $   59    $  254
  Other............................................     122       178
                                                     ------    ------
          Total deferred tax liabilities...........  $  181    $  432
                                                     ------    ------
Net deferred tax assets............................  $8,213    $6,576
                                                     ======    ======

     A reconciliation of the income tax provision at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            1998      1997      1996
                                                            -----    ------    ------
Income taxes computed at the federal statutory rate.......  $  14    $6,729    $3,963
State taxes (net of federal benefit)......................      5       885       573
Acquired in-process research and development..............     --        --     2,042
Foreign Sales Corporation benefit.........................   (210)     (840)     (525)
Tax exempt income.........................................   (788)     (700)      (56)
Goodwill amortization.....................................    419       463       335
Other.....................................................    173       191        18
                                                            -----    ------    ------
          Total...........................................  $(387)   $6,728    $6,350
                                                            =====    ======    ======

14. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENTS

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $9,450,000. At December 31, 1998, the Company had received $9,050,000 under the contract. Qualifying costs of approximately $1,706,000, $3,916,000 and $2,452,000 for the years ended December 31, 1998, 1997, and 1996, respectively, were incurred on this project, resulting in offsets against research and development costs of approximately $1,410,000, $1,300,000 and $1,347,000 in 1998, 1997 and 1996, respectively. As of December 31, 1998,
$8,160,000 of the advance had been applied to qualifying costs.

     Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain

                                 INTEVAC, INC.

royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

15. RESTRUCTURING

     On March 2, 1998, as a result of weak demand for its equipment products, the Company's management adopted a plan to reduce expenses. The expense reduction plan included a reduction in force of 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, the Company relocated its RTP Operation from Rocklin to the Company's Santa Clara headquarters and closed the Rocklin facility.

     In the first quarter of 1998, the Company incurred a restructuring charge of $1,164,000 related to the expense reduction plan. The significant components of this charge include $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was completed in the second quarter of 1998.

     On August 17, 1998, as a result of continued weak demand for its equipment products, the Company's management implemented a further reduction in force of 27 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. In the third quarter of 1998, the Company incurred a restructuring charge of $71,000 related to severance costs for the affected employees.

     As of December 31, 1998, of the foregoing amounts, approximately $406,000 in termination benefits had been paid out to affected employees, $370,000 had been spent related to the relocation of the RTP Operation, the closure of the Rocklin facility and rent on the lease on such facility, and $312,000 remained in other accrued liabilities relating to the balance of the rent due on the lease of the Rocklin facility. In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility.

16. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       MARCH 28,    JUNE 27,    SEPTEMBER 26,    DECEMBER 31,
                                         1998         1998          1998             1998
                                       ---------    --------    -------------    ------------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales..........................     $34,235     $35,801        $14,657         $11,282
Gross profit.......................      10,661       9,043          3,964             590
Net income (loss)..................       2,262       2,217           (463)         (3,592)
Basic earnings per share...........     $  0.19     $  0.18        $ (0.04)        $ (0.30)
Diluted earnings per share.........        0.18        0.18          (0.04)          (0.30)

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       MARCH 29,    JUNE 28,    SEPTEMBER 27,    DECEMBER 31,
                                         1997         1997          1997             1997
                                       ---------    --------    -------------    ------------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales..........................     $31,141     $33,763        $30,350         $37,953
Gross profit.......................      10,144      10,141          9,164          12,503
Net income.........................       3,416       3,577          1,931           3,573
Basic earnings per share...........     $  0.27     $  0.29        $  0.15         $  0.29
Diluted earnings per share.........        0.26        0.26           0.15            0.27

                                 INTEVAC, INC.

17. SUBSEQUENT EVENT (UNAUDITED)

     On March 5, 1999, Intevac entered into agreements terminating its lease obligations for the Rocklin facility. Under these agreements, the Company made payments totaling approximately $132,000. The Company is also required to remove certain improvements made during the Company's occupancy of the property. The Company believes that the total of the termination payments and structural remediation costs will not exceed the restructuring reserve balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" under Item 4 in
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

     1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

        Report of Ernst & Young, LLP, Independent Auditors

        Consolidated Balance Sheets -- December 31, 1998 and 1997

       Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements -- Years Ended December 31, 1998, 1997 and 1996

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

     3. Exhibits

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
    *3.1   Amended and Restated Articles of Incorporation of the
           Registrant
    *3.2   Bylaws of the Registrant
  ***4.2   Indenture, dated as of February 15, 1997, between the
           Company and State Street Bank and Trust Company of
           California, N.A. as Trustee, including the form of the
           Convertible Notes
   *10.1   The Registrant's 1991 Stock Option/Stock Issuance Plan
   *10.2   The Registrant's 1995 Stock Option/Stock Issuance Plan, as
           amended
   *10.3   The Registrant's Employee Stock Purchase Plan, as amended
    10.4   Line of Credit Agreement dated April 30, 1997 as amended
   *10.5   Lease, dated May 26, 1994 regarding the space located at
           3550, 3560, 3570 and 3580 Basset Street Santa Clara,
           California, as amended
   *10.8   601 California Avenue LLC Limited Liability Operating
           Agreement, dated July 28, 1995
   *10.9   The Registrant's 401(k) Profit Sharing Plan
   *10.11  Stock Sale Agreement, Note Secured by Stock Pledge Agreement
           and Stock Pledge Agreement by and between Intevac, Inc. and
           Paul Colombo, dated August 24, 1994, as amended
  **10.13  Stock Purchase Agreement by and among Lotus Technologies,
           Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
           Inc., dated June 6, 1996
    21.1   Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young LLP, Independent Auditors
    24.1   Power of Attorney (see page 47)
    27.1   Financial Data Schedule

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1999.

                                          INTEVAC, INC.

                                          By: /s/  CHARLES B. EDDY III

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

            /s/ NORMAN H. POND              Chairman of the Board, President and       March 12, 1999
------------------------------------------  Chief Executive Officer (Principal
             (Norman H. Pond)               Executive Officer)

         /s/ CHARLES B. EDDY III            Vice President, Finance and                March 12, 1999
------------------------------------------  Administration, Chief Financial Officer
          (Charles B. Eddy III)             Treasurer and Secretary (Principal
                                            Financial and Accounting Officer)

         /s/ ROBERT D. HEMPSTEAD            Chief Operating Officer and Director       March 12, 1999
------------------------------------------
          (Robert D. Hempstead)

            /s/ EDWARD DURBIN               Director                                   March 12, 1999
------------------------------------------
             (Edward Durbin)

           /s/ DAVID N. LAMBETH             Director                                   March 12, 1999
------------------------------------------
            (David N. Lambeth)

           /s/ H. JOSEPH SMEAD              Director                                   March 12, 1999
------------------------------------------
            (H. Joseph Smead)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 INTEVAC, INC.

                                                          ADDITIONS
                                BALANCE AT   ------------------------------------                 BALANCE AT
                                BEGINNING    CHARGED TO COSTS   CHARGED TO OTHER    DEDUCTIONS-      END
         DESCRIPTION            OF PERIOD      AND EXPENSES     ACCOUNTS-DESCRIBE    DESCRIBE     OF PERIOD
         -----------            ----------   ----------------   -----------------   -----------   ----------
                                                                                        (1)
Year ended December 31, 1996:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts...............  $  460,629       $589,712            $     0         $ 25,900     $1,024,441
Year ended December 31, 1997:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts...............  $1,024,441       $515,473            $25,000(2)      $ 60,314     $1,504,600
Year ended December 31, 1998:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts...............  $1,504,600       $246,038            $     0         $121,290     $1,629,348

---------------
(1) Typically includes write-offs of amounts deemed uncollectible.

(2) Balance assumed in the acquisition of RPC.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION
---------                          -----------
    *3.1   Amended and Restated Articles of Incorporation of the
           Registrant
    *3.2   Bylaws of the Registrant
  ***4.2   Indenture, dated as of February 15, 1997, between the
           Company and State Street Bank and Trust Company of
           California, N.A. as Trustee, including the form of the
           Convertible Notes
   *10.1   The Registrant's 1991 Stock Option/Stock Issuance Plan
   *10.2   The Registrant's 1995 Stock Option/Stock Issuance Plan, as
           amended
   *10.3   The Registrant's Employee Stock Purchase Plan, as amended
    10.4   Line of Credit Agreement dated April 30, 1997 as amended
   *10.5   Lease, dated May 26, 1994 regarding the space located at
           3550, 3560, 3570 and 3580 Basset Street Santa Clara,
           California, as amended
   *10.8   601 California Avenue LLC Limited Liability Operating
           Agreement, dated July 28, 1995
   *10.9   The Registrant's 401(k) Profit Sharing Plan
   *10.11  Stock Sale Agreement, Note Secured by Stock Pledge Agreement
           and Stock Pledge Agreement by and between Intevac, Inc. and
           Paul Colombo, dated August 24, 1994, as amended
  **10.13  Stock Purchase Agreement by and among Lotus Technologies,
           Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
           Inc., dated June 6, 1996
    21.1   Subsidiaries of the Registrant
    23.1   Consent of Ernst & Young LLP, Independent Auditors
    24.1   Power of Attorney (see page 47)
    27.1   Financial Data Schedule

---------------
   * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

  ** Previously filed as an exhibit to the Registration Statement on Form S-1
     (No. 333-05531)

 *** Previously filed as an exhibit to the Registration Statement on Form S-3
     (No. 333-24275)