Form 10-Q
period 1999-03-27
INTEVAC INC
filed 1999-05-10
CIK 1001902

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

     On March 27, 1999 approximately 11,943,145 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

  NO.                                                                   PAGE
  ---                                                                   ----
PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets.......................    3
          Condensed Consolidated Statements of Income and
          Comprehensive Income........................................    4
          Condensed Consolidated Statements of Cash Flows.............    5
          Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17

PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................   18
ITEM 2.   Changes in Securities.......................................   18
ITEM 3.   Defaults Upon Senior Securities.............................   18
ITEM 4.   Submission of Matters to a Vote of Security-Holders.........   18
ITEM 5.   Other Information...........................................   18
ITEM 6.   Exhibits and Reports on Form 8-K............................   18

SIGNATURES............................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 27,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,610       $  3,991
  Short-term investments....................................     54,893         56,925
  Accounts receivable, net of allowances of $1,655 and
     $1,629 at March 27, 1999 and December 31, 1998,
     respectively...........................................      9,799         10,169
  Inventories...............................................     24,505         22,102
  Prepaid expenses and other current assets.................        842            658
  Deferred tax asset........................................      7,008          7,008
                                                               --------       --------
          Total current assets..............................    100,657        100,853
Property, plant, and equipment, net.........................     10,904         13,131
Investment in 601 California Avenue LLC.....................      2,431          2,431
Goodwill and other intangibles..............................      3,142          3,543
Debt issuance costs.........................................      1,618          1,700
Deferred tax assets and other assets........................      1,261          1,318
                                                               --------       --------
          Total assets......................................   $120,013       $122,976
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,596       $  2,034
  Accrued payroll and related liabilities...................      1,765          1,880
  Other accrued liabilities.................................      6,327          7,535
  Customer advances.........................................     12,044         11,630
                                                               --------       --------
          Total current liabilities.........................     22,732         23,079
Convertible notes...........................................     57,500         57,500
Long-term notes payable.....................................      1,960          1,961
Shareholders' equity:
  Common stock, no par value................................     18,335         17,917
  Accumulated other comprehensive income....................         74            122
  Retained earnings.........................................     19,412         22,397
                                                               --------       --------
          Total shareholders' equity........................     37,821         40,436
                                                               --------       --------
          Total liabilities and shareholders' equity........   $120,013       $122,976
                                                               ========       ========

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 27,   MARCH 28,
                                                                1999        1998
                                                              ---------   ---------
Net revenues................................................   $11,749     $34,235
Cost of net revenues........................................    10,762      23,574
                                                               -------     -------
Gross profit................................................       987      10,661
Operating expenses:
  Research and development..................................     4,067       3,562
  Selling, general and administrative.......................     1,899       3,105
  Restructuring expense (gain)..............................       (17)      1,164
                                                               -------     -------
          Total operating expenses..........................     5,949       7,831
                                                               -------     -------
Operating income (loss).....................................    (4,962)      2,830
Interest expense............................................    (1,015)     (1,016)
Interest income and other, net..............................     1,162         771
                                                               -------     -------
Income (loss) from continuing operations before income
  taxes.....................................................    (4,815)      2,585
Provision for (benefit from) income taxes...................    (1,830)        855
                                                               -------     -------
Income (loss) from continuing operations....................    (2,985)      1,730
Gain from discontinued operations, net of applicable income
  taxes.....................................................        --         532
                                                               -------     -------
Net income (loss)...........................................   $(2,985)    $ 2,262
                                                               =======     =======
Other comprehensive income:
  Unrealized foreign currency translation adjustment........       (48)        (10)
                                                               -------     -------
Total adjustments...........................................       (48)        (10)
                                                               -------     -------
Total comprehensive income..................................   $(3,033)    $ 2,252
                                                               =======     =======
Basic earnings per share:
  Income (loss) from continuing operations..................   $ (0.25)    $  0.14
  Net income (loss).........................................   $ (0.25)    $  0.19
  Shares used in per share amounts..........................    11,924      12,190
Diluted earnings per share:
  Income (loss) from continuing operations..................   $ (0.25)    $  0.14
  Net income (loss).........................................   $ (0.25)    $  0.18
  Shares used in per share amounts..........................    11,924      12,511

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 27,   MARCH 28,
                                                                1999        1998
                                                              ---------   ---------
OPERATING ACTIVITIES
Net income (loss)...........................................   $(2,985)   $  2,262
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
     Depreciation and amortization..........................     1,423       1,614
     Gain on foreign exchange contracts.....................      (641)         --
     Gain on sale of discontinued operations................        --        (794)
     Foreign currency (gain) loss...........................         5         (12)
     Loss on IMAT investment................................        57          37
     Restructuring charge -- non-cash portion...............        --         194
     Loss on disposal of equipment..........................        14          94
     Changes in assets and liabilities......................      (331)     (7,685)
                                                               -------    --------
          Total adjustments.................................       527      (6,552)
                                                               -------    --------
Net cash and cash equivalents used in operating
  activities................................................    (2,458)     (4,290)
INVESTING ACTIVITIES
Purchase of investments.....................................      (968)    (23,037)
Proceeds from sale of investments...........................     3,000       7,995
Purchase of leasehold improvements and equipment............      (373)       (884)
                                                               -------    --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................     1,659     (15,926)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       418         551
Repurchase of common stock..................................        --        (808)
                                                               -------    --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................       418        (257)
                                                               -------    --------
Net decrease in cash and cash equivalents...................      (381)    (20,473)
Cash and cash equivalents at beginning of period............     3,991      24,431
                                                               -------    --------
Cash and cash equivalents at end of period..................   $ 3,610    $  3,958
                                                               =======    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..................................................   $ 1,869    $  1,900
  Income taxes..............................................        --         950
  Income tax refund.........................................      (432)         --
Other non-cash changes:
  Inventories transferred to (from) property, plant and
     equipment..............................................   $(1,641)   $  1,159

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

     The Equipment Business is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Business also realizes revenues from the sales of disk lubrication equipment, contact stop-start ("CSS") test equipment, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Spare parts and after-sale service are also sold to purchasers of the Company's equipment, and sales of components are made to other manufacturers of vacuum equipment.

     The Photonics Business began in 1995 when the Company's night vision business was sold. The terms of the sale permitted Intevac to utilize the night vision technology for non-competitive products. The majority of Photonics Business revenues are from government sponsored R&D contracts. The Photonics Business has been developing technology that permits highly sensitive detection in the short-wave infrared spectrum in electron sources with very precise characteristics. This development work is aimed at creating new products for both military and industrial applications.

     The financial information at March 27, 1999 and for the three-month periods ended March 27, 1999 and March 28, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     The results for the three-month period ended March 27, 1999 are not considered indicative of the results to be expected for any future period or for the entire year.

 2. INVENTORIES

     The components of inventory consist of the following:

                                                         MARCH 27,   DECEMBER 31,
                                                           1999          1998
                                                         ---------   ------------
                                                              (IN THOUSANDS)
Raw materials..........................................   $ 4,780      $ 6,907
Work-in-progress.......................................    14,976       11,653
Finished goods.........................................     4,749        3,542
                                                          -------      -------
                                                          $24,505      $22,102
                                                          =======      =======

     A significant portion of the finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

                                 INTEVAC, INC.

3. INCOME TAXES

     The effective tax rates used for the three-month periods ending March 27, 1999 and March 28, 1998 were 38% and 33% of pretax income (loss), respectively. These rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

4. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Numerator:
  Income (loss) from continuing operations..................   $(2,985)     $ 1,730
                                                               =======      =======
  Net income (loss).........................................   $(2,985)     $ 2,262
                                                               =======      =======
  Numerator for basic earnings per share -- income (loss)
     available to common stockholders.......................    (2,985)       2,262
  Effect of dilutive securities:
     6 1/2% convertible notes(1)............................        --           --
                                                               -------      -------
  Numerator for diluted earnings per share -- income (loss)
     available to common stockholders after assumed
     conversions............................................   $(2,985)     $ 2,262
                                                               =======      =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................    11,924       12,190
  Effect of dilutive securities:
     Employee stock options(2)..............................        --          321
     6 1/2% convertible notes(1)............................        --           --
                                                               -------      -------
  Dilutive potential common shares..........................        --          321
                                                               -------      -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions........    11,924       12,511
                                                               =======      =======

---------------
(1) Diluted EPS for the three-month periods ended March 27, 1999 and March 28, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the three-month period ended March 27, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive.

5. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: equipment and photonics. The Company's equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays, shrink-wrap films and for in-line sterilization. The Company's photonics business is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, elimination of inter-segment revenues, the equity in net loss of equity investee and amortization expenses related to certain intangible assets, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

                                 INTEVAC, INC.

  Business Segment Net Revenues

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Equipment
  Trade.....................................................   $10,309      $32,826
  Inter-Segment.............................................        --           13
                                                               -------      -------
                                                                10,309       32,839
Photonics
  Trade.....................................................     1,440        1,409
Corporate Activities........................................        --          (13)
                                                               -------      -------
          Total.............................................   $11,749      $34,235
                                                               =======      =======

  Business Segment Profit & Loss

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Equipment...................................................   $(4,267)     $ 3,104
Photonics...................................................      (101)         157
Corporate activities........................................      (594)        (431)
                                                               -------      -------
Operating income (loss).....................................    (4,962)       2,830
Interest expense............................................    (1,015)      (1,016)
Interest income.............................................       591          705
Other income and expense, net...............................       571           66
                                                               -------      -------
Income (loss) from continuing operations before income
  taxes.....................................................   $(4,815)     $ 2,585
                                                               =======      =======

6. RESTRUCTURING

     On March 26 1999, as a result of continued weak demand for its disk equipment, the Company's management implemented a reduction in force of 17 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA. In the first quarter of 1999, the Company incurred a restructuring charge of $115,000 related to severance costs for the affected employees.

     During the first quarter of 1998, the Company's management adopted a plan to reduce expenses. The expense reduction plan included a reduction in force of 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, the Company relocated its RTP Operation from Rocklin to the Company's Santa Clara headquarters and closed the Rocklin facility. The Company incurred a restructuring charge of $1,164,000 related to the expense reduction plan. The significant components of this charge include $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs.

     In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility. During the first quarter of 1999, the Company negotiated an early termination of its lease commitment in Rocklin, CA. This resulted in the Company reversing the remaining $132,000 of the restructuring reserve established in 1998 for closure of the Rocklin facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in March 1999, Form 10-Q's and Form 8-K's.

RESULTS OF OPERATIONS

  Three Months Ended March 27, 1999 and March 28, 1998

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, system components, electron beam processing equipment, flat panel display manufacturing equipment and related equipment and components ("Equipment') and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 66% to $11.8 million for the three months ended March 27, 1999 from $34.2 million for the three months ended March 28, 1998. Net revenues from Equipment sales declined to $10.3 million for the three months ended March 27, 1999 from $32.8 million for the three months ended March 28, 1998. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing equipment, and to a lesser extent, a decrease in sales of electron beam processing equipment. Net revenues from Photonics were $1.4 million in each of the three-month periods ended March 27, 1999 and March 28, 1998. The Company expects that total revenues will continue in the $10 million to $15 million range for each of the next two quarters.

     International sales decreased by 59% to $7.5 million for the three months ended March 27, 1999 from $18.3 million for the three months ended March 28, 1998. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment, and to a lesser extent, a decrease in net revenues from electron beam processing equipment. International sales constituted 64% of net revenues for the three months ended March 27, 1999 and 53% of net revenues for the three months ended March 28, 1998.

     Backlog. The Company's backlog of orders for its products was $26.1 million at March 27, 1999 and $53.6 million at March 28, 1998. The reduction in backlog was primary the result of a lower backlog of orders for Equipment. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 8.4% for the three months ended March 27, 1999 as compared to 31.1% for the three months ended March 28, 1998. Gross margins declined as the result of underabsorbtion of manufacturing overhead due to low manufacturing volume, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system and establishment of a $0.4 million cost to market reserve related to higher than expected costs to install and integrate the Company's first production rapid thermal processing system into its customer's production environment. The Company expects that gross margins for the next two quarters will be less than 20% as the result of low manufacturing volume.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, electron beam processing equipment and research by the Photonics Division. Company funded research and development expense increased by 14% to $4.1 million for the three months ended March 27, 1999 from $3.6 million for the three months ended March 28, 1998, representing 34.6% and 10.4%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of disk manufacturing equipment, which was partially offset by decreased expense for the development of flat panel manufacturing equipment.

     Research and development expenses do not include costs of $1.2 million and $1.0 million for the three-month periods ended March 27, 1999 and March 28, 1998 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.1 million in the three months ended March 27, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore and a branch office in Taiwan to support customers in Southeast Asia. The Company markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense decreased by 39% to $1.9 million for the three months ended March 27, 1999 from $3.1 million for the three months ended March 28, 1998, representing 16.2% and 9.1%, respectively, of net revenue. The primary reason for the decrease was a lower level of selling, general and administrative expense in the Equipment Business implemented as a result of reduced revenues. The decrease was primarily due to a decline in selling, general and administrative headcount to 45 employees at March 27, 1999 from 91 employees at March 28, 1998 as the result of reductions in force in the Company's staff of contract and regular employees implemented in March and August of 1998 and the reallocation of certain administrative employees to operations.

     Restructuring expense (gain). Restructuring expense (gain) was ($17,000) and $1.2 million in the three-month periods ended March 27, 1999 and March 28, 1998, respectively. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. As a result of this plan, the Company expensed approximately $1.2 million of restructuring expense in the three months ended March 28, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees. In March 1999 the Company completed a reduction in force of approximately 10% of its worldwide staff and incurred employee severance costs of approximately $115,000. In March 1999 the Company also negotiated an early termination to its lease commitment in Rocklin which resulted in a $132,000 reduction to previously expensed closure costs. This $132,000 credit to restructuring costs was partially offset by the $115,000 of restructuring costs related to the Company's March 1999 reduction in force.

     Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $1.0 million in each of the three-month periods ended March 27, 1999 and March 28, 1998.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net increased by 51% to $1.2 million for the three months ended March 27, 1999 from $0.8 million for the three months ended March 28, 1998 primarily as the result of $0.6 million of gains on foreign currency hedging which were partially offset by lower interest income.

     Discontinued operations. In the three month period ended March 28, 1998 the Company recorded a gain from discontinued operations of $0.5 million resulting from the reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     Provision for(benefit from) income taxes. The Company's estimated effective tax rate for the three months ended March 27, 1999 was a benefit rate of (38%) compared to a 33% effective tax rate for the three months ended March 28, 1998. The Company's estimated effective tax rates are based on estimated effective tax rates for the respective years. The Company's projected annual effective tax rates for 1999 and 1998 differ from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax exempt interest income partially offset by nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $2.5 million for the three months ended March 27, 1999. The cash used was due primarily to the net loss incurred by the Company, which was partially offset by depreciation and amortization.

     The Company's investing activities provided cash of $1.7 million for the three months ended March 27, 1999 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

     The Company's financing activities provided cash of $0.4 million for the three months ended March 27, 1999 as the result of the sale of the Company's stock to its employees through the Company's employee benefit plans.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Cyclical Nature of the Disk Drive Industry

     The disk drive industry is cyclical and historically has experienced periods of under- and over-supply of product. Periods of oversupply result in significantly reduced demand for thin-film disks and for the capital equipment used to manufacture such disks, including the systems manufactured and marketed by the Company. A number of manufacturers of hard disk drives and a number of their suppliers have been reporting substantial losses. Many of these manufacturers attribute their problems to an excess supply of hard drives, or in the case of component suppliers, an excess supply of components for hard drives (including thin film disks). As a result, during the second half of 1998 the Company experienced significant reductions in quarterly revenues and incurred net losses in the third and fourth quarters of 1998 and the first quarter of 1999. The Company expects to continue to incur net losses through at least the second and third quarters of 1999.

     Additionally, the Company has derived a significant proportion of its net revenues from sales of its disk sputtering systems to manufacturers constructing new thin-film disk fabrication facilities. The construction of new thin-film disk fabrication facilities involves extremely large capital expenditures, resulting in few thin-film disk fabrication facilities being constructed worldwide at any particular time. A substantial investment is also required by disk manufacturers to install and integrate additional thin-film disk manufacturing equipment in connection with upgrading or expanding their existing fabrication facilities. These costs are far in excess of the cost of purchasing the Company's system. The magnitude of such capital expenditures has caused certain thin-film disk manufacturers to forego purchasing significant additional thin-film disk manufacturing equipment.

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

  Fluctuation in Operating Results

     Over the last nine quarters the Company's operating income or (loss) as a percentage of net revenues has fluctuated between approximately (47%) to 16% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

  Manufacturing

     The Company's Equipment products have a large number of components and are highly complex systems. The Company's Photonics products are complex devices that require highly sophisticated manufacturing techniques utilizing advanced materials science and vacuum processing. The Company may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems and devices. In addition, some of the systems built by the Company must be customized to meet individual customer site or operating requirements. The Company has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems and devices or to manufacture and ship these systems and devices in a timely manner. Such an occurrence would materially adversely affect the Company's business, financial condition and results of operations as well as its relationships with customers. In addition, the Company may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. In certain instances, the Company is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. Any of such events could materially adversely affect the Company's business, financial condition and results of operations.

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

  Leverage

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 in February 1997, the Company incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). The ratio at December 31, 1998 and 1997 was approximately 59.5% and 58.4%, respectively. As a result of this indebtedness, the Company incurred substantial principal and interest obligations. The degree to which the Company is leveraged could have a material adverse effect on the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent on the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part III, Item 7, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                          INTEVAC, INC.

Date: May 10, 1999                        By:      /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board, President and
                                              Chief
                                            Executive Officer (Principal
                                              Executive Officer)

Date: May 10, 1999                        By:    /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.1      Financial Data Schedule