Form 10-Q
period 1999-06-26
INTEVAC INC
filed 1999-08-10
CIK 1001902

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

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

     On June 26, 1999 approximately 11,698,478 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets.......................    3
         Condensed Consolidated Statements of Income and
         Comprehensive Income........................................    4
         Condensed Consolidated Statements of Cash Flows.............    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   18

PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   19
ITEM 2.  Changes in Securities.......................................   19
ITEM 3.  Defaults Upon Senior Securities.............................   19
ITEM 4.  Submission of Matters to a Vote of Security-Holders.........   19
ITEM 5.  Other Information...........................................   19
ITEM 6.  Exhibits and Reports on Form 8-K............................   20

SIGNATURES...........................................................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 26,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
  Current assets:
  Cash and cash equivalents.................................   $  3,987        $  3,991
  Short-term investments....................................     48,736          56,925
  Accounts receivable, net of allowances of $1,703 and
     $1,629 at June 26, 1999 and December 31, 1998,
     respectively...........................................      6,941          10,169
  Inventories...............................................     24,026          22,102
  Prepaid expenses and other current assets.................        672             658
  Deferred tax asset........................................      7,008           7,008
                                                               --------        --------
     Total current assets...................................     91,730         100,853
Property, plant, and equipment, net.........................     10,353          13,131
Investment in 601 California Avenue LLC.....................      2,431           2,431
Goodwill and other intangibles..............................      2,789           3,543
Debt issuance costs.........................................      1,431           1,700
Deferred tax assets and other assets........................      1,386           1,318
                                                               --------        --------
          Total assets......................................   $109,760        $122,976
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,903        $  2,034
  Accrued payroll and related liabilities...................      2,340           1,880
  Other accrued liabilities.................................      7,447           7,535
  Customer advances.........................................      8,850          11,630
                                                               --------        --------
     Total current liabilities..............................     20,540          23,079
Convertible notes...........................................     53,495          57,500
Long-term notes payable.....................................      1,943           1,961
Shareholders' equity:
  Common stock, no par value................................     17,068          17,917
  Accumulated other comprehensive income....................         --             122
  Retained earnings.........................................     16,714          22,397
                                                               --------        --------
     Total shareholders' equity.............................     33,782          40,436
                                                               --------        --------
          Total liabilities and shareholders' equity........   $109,760        $122,976
                                                               ========        ========

                            See accompanying notes.

                                 INTEVAC, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     --------------------    --------------------
                                                     JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
Net revenues.......................................  $10,270     $35,801     $ 22,019    $70,036
Cost of net revenues...............................   10,090      26,758       20,846     50,332
                                                     -------     -------     --------    -------
Gross profit.......................................      180       9,043        1,173     19,704
Operating expenses:
  Research and development.........................    3,785       3,398        7,852      6,960
  Selling, general and administrative..............    2,082       2,946        3,987      6,051
  Restructuring....................................       (5)         --          (22)     1,164
                                                     -------     -------     --------    -------
          Total operating expenses.................    5,862       6,344       11,817     14,175
                                                     -------     -------     --------    -------
Operating income (loss)............................   (5,682)      2,699      (10,644)     5,529
Interest expense...................................     (993)     (1,057)      (2,008)    (2,073)
Interest income and other, net.....................      770         959        1,932      1,730
                                                     -------     -------     --------    -------
Income (loss) from continuing operations before
  income taxes.....................................   (5,905)      2,601      (10,720)     5,186
Provision for (benefit from) income taxes..........   (2,244)        857       (4,074)     1,712
                                                     -------     -------     --------    -------
Income (loss) from continuing operations...........   (3,661)      1,744       (6,646)     3,474
Gain from discontinued operations, net of
  applicable income taxes..........................       --         473           --      1,005
Gain from repurchase of convertible notes, net of
  applicable income taxes..........................      963          --          963         --
                                                     -------     -------     --------    -------
Net income (loss)..................................  $(2,698)    $ 2,217     $ (5,683)   $ 4,479
                                                     =======     =======     ========    =======
Other comprehensive income (loss):
  Unrealized foreign currency translation
     adjustment....................................      (74)         10         (122)        --
                                                     -------     -------     --------    -------
Total adjustments..................................      (74)         10         (122)        --
                                                     -------     -------     --------    -------
Total comprehensive income (loss)..................  $(2,772)    $ 2,237     $ (5,805)   $ 4,479
                                                     =======     =======     ========    =======
Basic earnings per share:
  Income (loss) from continuing operations.........  $ (0.31)    $  0.14     $  (0.56)   $  0.29
  Net income (loss)................................  $ (0.23)    $  0.18     $  (0.48)   $  0.37
  Shares used in per share amounts.................   11,767      12,111       11,846     12,151
Diluted earnings per share:
  Income (loss) from continuing operations.........  $ (0.31)    $  0.14     $  (0.56)   $  0.28
  Net income (loss)................................  $ (0.23)    $  0.18     $  (0.48)   $  0.36
  Shares used in per share amounts.................   11,767      12,440       11,846     12,476

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 26,    JUNE 27,
                                                                1999        1998
                                                              --------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(5,683)    $  4,479
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
     Depreciation and amortization..........................    2,756        3,873
     Gain on foreign exchange contracts.....................     (751)          --
     Gain on sale of discontinued operations................       --         (794)
     Gain on purchase of convertible notes..................   (1,554)          --
     Foreign currency loss..................................        4            6
     (Gain) loss on IMAT investment.........................      (68)          66
     Restructuring charge -- non-cash portion...............       --          194
     Loss on disposal of equipment..........................       97           95
     Changes in assets and liabilities......................    1,088       (5,930)
                                                              -------     --------
          Total adjustments.................................    1,572       (2,490)
                                                              -------     --------
Net cash and cash equivalents provided by (used in)
  operating activities......................................   (4,111)       1,989
INVESTING ACTIVITIES
Purchase of investments.....................................   (1,941)     (35,582)
Proceeds from sale of investments...........................   10,130       20,045
Purchase of leasehold improvements and equipment............     (806)      (1,819)
                                                              -------     --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................    7,383      (17,356)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................      431          561
Repurchase of convertible notes.............................   (2,342)          --
Repurchase of common stock..................................   (1,365)      (2,660)
                                                              -------     --------
Net cash and cash equivalents used in financing
  activities................................................   (3,276)      (2,099)
                                                              -------     --------
Net decrease in cash and cash equivalents...................       (4)     (17,466)
Cash and cash equivalents at beginning of period............    3,991       24,431
                                                              -------     --------
Cash and cash equivalents at end of period..................  $ 3,987     $  6,965
                                                              =======     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..................................................  $ 1,869     $  1,930
  Income taxes..............................................        0        4,065
  Income tax refund.........................................   (1,382)          --
Other non-cash changes:
  Inventories transferred to (from) property, plant and
     equipment..............................................  $(1,649)    $  1,159

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

     The financial information at June 26, 1999 and for the three- and six-month periods ended June 26, 1999 and June 27, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     The results for the three- and six-month periods ended June 26, 1999 are not considered indicative of the results to be expected for any future period or for the entire year.

 2. INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 26,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................  $ 4,095       $ 6,907
Work-in-progress............................................   18,465        11,653
Finished goods..............................................    1,466         3,542
                                                              -------       -------
                                                              $24,026       $22,102
                                                              =======       =======

     A significant portion of the finished goods is represented by inventory at customer sites undergoing installation and acceptance testing.

                                 INTEVAC, INC.

 3. INCOME TAXES

     The effective tax rates used for the three- and six-month periods ending June 26, 1999 and June 27, 1998 were 38% and 33% of pretax income (loss), respectively. These rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 4. REPURCHASE OF CONVERTIBLE NOTES

     During the quarter, the Company repurchased $4,005,000 face value, of its outstanding 6 1/2% Convertible Subordinated Notes. The repurchase resulted in a gain of $963,000 (net of income taxes). Basic and diluted earnings per share on the gain were both $0.08.

 5. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
                                                                     (IN THOUSANDS)
  Numerator:
     Income (loss) from continuing operations.......  $(3,661)    $ 1,744     $(6,646)    $ 3,474
                                                      =======     =======     =======     =======
     Net income (loss)..............................  $(2,698)    $ 2,217     $(5,683)    $ 4,479
                                                      =======     =======     =======     =======
     Numerator for basic earnings per share --
       income (loss) available to common
       stockholders.................................   (2,698)      2,217      (5,683)      4,479
     Effect of dilutive securities:
       6 1/2% convertible notes(1)..................       --          --          --          --
                                                      -------     -------     -------     -------
     Numerator for diluted earnings per share --
       income available to common stockholders after
       assumed conversions..........................  $(2,698)    $ 2,217     $(5,683)    $ 4,479
                                                      =======     =======     =======     =======
  Denominator:
     Denominator for basic earnings per
       share -- weighted-average shares.............   11,767      12,111      11,846      12,151
     Effect of dilutive securities:
       Employee stock options(2)....................       --         329          --         325
     6 1/2% convertible notes(1)....................       --          --          --          --
                                                      -------     -------     -------     -------
     Dilutive potential common shares...............       --         329          --         325
                                                      -------     -------     -------     -------
     Denominator for diluted earnings per
       share -- adjusted weighted-average shares and
       assumed conversions..........................   11,767      12,440      11,846      12,476
                                                      =======     =======     =======     =======

---------------
(1) Diluted EPS for the three- and six-month periods ended June 26, 1999 and June 27, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the three- and six-month periods ended June 26, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive.

 6. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: equipment and photonics. The Company's equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays, shrink-wrap

                                 INTEVAC, INC.

films and for in-line sterilization. The Company's photonics business is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, elimination of inter-segment revenues, the equity in net loss of equity investee and amortization expenses related to certain intangible assets, less an allocation of corporate expenses to operating units equal to 1% of net revenues

  Business Segment Net Revenues

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
                                                                     (IN THOUSANDS)
  Equipment
     Trade..........................................  $ 8,145     $34,768     $18,454     $67,594
     Inter-Segment..................................       --          15          --          28
                                                      -------     -------     -------     -------
                                                        8,145      34,783      18,454      67,622
  Photonics
     Trade..........................................    2,125       1,033       3,565       2,442
  Corporate Activities..............................       --         (15)         --         (28)
                                                      -------     -------     -------     -------
          Total.....................................  $10,270     $35,801     $22,019     $70,036
                                                      =======     =======     =======     =======

  Business Segment Profit & Loss

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     --------------------    --------------------
                                                     JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
                                                                    (IN THOUSANDS)
  Equipment........................................  $(4,899)    $ 2,988     $ (9,166)   $ 6,092
  Photonics........................................     (159)        (99)        (260)        58
  Corporate activities.............................     (624)       (190)      (1,218)      (621)
                                                     -------     -------     --------    -------
  Operating income (loss)..........................  $(5,682)    $ 2,699     $(10,644)   $ 5,529
  Interest expense.................................     (993)     (1,057)      (2,008)    (2,073)
  Interest income..................................      477         828        1,068      1,533
  Other income and expense, net....................      293         131          864        197
                                                     -------     -------     --------    -------
  Income (loss) from continuing operations before
     income taxes..................................  $(5,905)    $ 2,601     $(10,720)   $ 5,186
                                                     =======     =======     ========    =======

 7. SUBSEQUENT EVENT

     On July 28, 1999, the Company and CVC Products, Inc. ("CVC") agreed to a settlement of CVC's patent infringement claim. Under the terms of the settlement, Intevac paid $525,000 to CVC and agreed to future royalty payments on sales of sputter sources covered by the CVC patent. An accrual of the payment to CVC is included in the results for the three- and six-month periods ended June 26, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in March 1999, Form 10-Q's and Form 8-K's.

RESULTS OF OPERATIONS

  Three Months Ended June 26, 1999 and June 27, 1998

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, system components, electron beam processing equipment, flat panel display manufacturing equipment and related equipment and components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 71% to $10.3 million for the three months ended June 26, 1999 from $35.8 million for the three months ended June 27, 1998. Net revenues from Equipment sales declined to $8.1 million for the three months ended June 26, 1999 from $34.8 million for the three months ended June 27, 1998. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing equipment, and to a lesser extent, a decrease in sales of flat panel manufacturing equipment. Net revenues from Photonics increased to $2.1 million for the three months ended June 26, 1999 from $1.0 million for the three months ended June 27, 1998. The increase in net revenues from Photonics was due primarily to an increase in sales of contract research and development, and to a lesser extent, sales of prototype Laser Illuminated Viewing and Ranging ("LIVAR") camera systems. The Company expects that total revenues will continue in the $10 million to $15 million range for each of the next two quarters.

     International sales decreased by 73% to $6.9 million for the three months ended June 26, 1999 from $25.6 million for the three months ended June 27, 1998. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 67% of net revenues for the three months ended June 26, 1999 and 72% of net revenues for the three months ended June 27, 1998.

     Backlog. The Company's backlog of orders for its products was $22.9 million at June 26, 1999 and $28.1 million at June 27, 1998. The reduction in backlog was primarily the result of a lower backlog of orders for disk and flat panel manufacturing equipment, which was partially offset by an higher backlog of orders in Photonics. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 1.8% for the three months ended June 26, 1999 as compared to 25.3% for the three months ended June 27, 1998. Gross margins declined as the result of the sale of three used disk sputtering systems at heavily discounted prices, recognition of the sale of the Company's first production rapid thermal processing system which incurred high initial costs to complete and then integrate into its customer's production environment, payment of $0.5M as part of the settlement of the CVC patent claim and from underabsorbtion of manufacturing overhead due to low manufacturing volume. The Company expects that gross margins will continue to be depressed for the next two quarters as the result of low manufacturing volume.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, electron beam processing equipment and research by the Photonics Division. Company funded research and development expense increased by 11% to $3.8 million for the three months ended June 26, 1999 from $3.4 million for the three months ended June 27, 1998, representing 36.9% and 9.5%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of Photonics products.

     Research and development expenses do not include costs of $1.5 million and $0.9 million for the three-month periods ended June 26, 1999 and June 27, 1998 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.1 million in the three months ended June 26, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. The Company markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense decreased by 29% to $2.1 million for the three months ended June 26, 1999 from $2.9 million for the three months ended June 27, 1998, representing 20.3% and 8.2%, respectively, of net revenue. The primary reason for the decrease was a lower level of selling, general and administrative expense in the Equipment Business implemented as a result of reduced revenues. The lower level of expense was primarily due to a decline in selling, general and administrative headcount to 41 employees at June 26, 1999 from 90 employees at June 27, 1998 as the result of reductions in force in the Company's staff of contract and regular employees implemented in August of 1998 and March of 1999 and the reallocation of certain administrative employees to operations.

     Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense declined to $1.0 million in the three-month period ended June 26, 1999 from $1.1 million in the three month period ended June 27, 1998. The decline in interest expense was primarily the result of the repurchase by the Company of $4.0 million of its 6.5% Convertible Notes Due 2004 (the "Convertible Notes") during the three month period ended June 26, 1999. The repurchase reduced the balance of Convertible Notes outstanding to $53.5 million at June 26, 1999 from $57.5 million at June 27, 1998.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net decreased by 20% to $0.8 million for the three months ended June 26, 1999 from $1.0 million for the three months ended June 27, 1998 primarily as the result of decreases in interest income and foreign currency hedging gains which were partially offset by improved results at the Company's joint venture, IMAT.

     Discontinued operations. In the three month period ended June 27, 1998 the Company recorded a gain from discontinued operations of $0.5 million resulting from the reimbursement of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     6 1/2% Convertible Subordinated Notes Due 2004. In July of 1998, the Company's Board of Directors approved the repurchase in the open market of up to $19.0 of the Convertible Notes. The Company repurchased $4.0 million of these notes during the three months ended June 26, 1999 from which it recognized a gain of $1.0 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rate for the three months ended June 26, 1999 was a benefit rate of 38% compared to a 33% effective tax rate for the three months ended June 27, 1998. The Company's estimated effective tax rates are based on estimated effective tax rates for the respective years. The Company's projected annual effective tax rates for 1999 and 1998 differ from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax exempt interest income partially offset by nondeductible goodwill amortization.

  Six Months Ended June 26, 1999 and June 27, 1998

     Net revenues. Net revenues decreased by 69% to $22.0 million for the six months ended June 26, 1999 from $70.0 million for the six months ended June 27, 1998. Net revenues from Equipment sales declined to $18.4 million for the six months ended June 26, 1999 from $67.6 million for the six months ended June 27, 1998. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing equipment, and to a lesser extent, a decrease in sales of flat panel manufacturing equipment and electron beam processing equipment. Net revenues from Photonics increased to $3.6 million for the six months ended June 26, 1999 from $2.4 million for the six months ended June 27, 1998. The increase in net revenues from Photonics was due primarily to a increase in sales of contract research and development, and to a lesser extent, sales of prototype LIVAR camera systems.

     International sales decreased by 68% to $14.3 million for the six months ended June 26, 1999 from $44.2 million for the six months ended June 27, 1998. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment, and to a lesser extent, a decrease in net revenues from the sale of electron beam processing equipment. International sales constituted 65% of net revenues for the six months ended June 26, 1999 and 63% of net revenues for the six months ended June 27, 1998.

     Gross margin. Gross margin was 5.3% for the six months ended June 26, 1999 as compared to 28.1% for the six months ended June 27, 1998. Gross margins declined as the result of the sale of three used disk sputtering systems at heavily discounted prices, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory, high initial costs to complete and then integrate into its customer's production environment the Company's first production rapid thermal processing system environment, payment of $0.5M as part of the settlement of the CVC patent claim and underabsorbtion of manufacturing overhead due to low manufacturing volume.

     Research and development. Company funded research and development expense increased by 13% to $7.9 million for the six months ended June 26, 1999 from $7.0 million for the six months ended June 27, 1998, representing 35.7% and 9.9%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of disk manufacturing equipment and Photonics products, which was partially offset by decreased expense for the development of flat panel manufacturing equipment.

     Research and development expenses do not include costs of $2.7 million and $1.9 million for the six-month periods ended June 26, 1999 and June 27, 1998 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.2 million in the six months ended June 26, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner.

     Selling, general and administrative. Selling, general and administrative expense decreased by 34% to $4.0 million for the six months ended June 26, 1999 from $6.1 million for the six months ended June 27, 1998, representing 18.1% and 8.6%, respectively, of net revenue. The primary reason for the decrease was a lower level of selling, general and administrative expense in the Equipment Business implemented as a result of reduced revenues. The lower level of expense was primarily due to a decline in selling, general and administrative headcount to 45 employees at June 26, 1999 from 91 employees at June 27, 1998 as the result of reductions in force in the Company's staff of contract and regular employees implemented in March of 1998, August of 1998 and March of 1999 and the reallocation of certain administrative employees to operations.

     Restructuring expense (gain). Restructuring expense (gain) was ($22,000) and $1.2 million in the six-month periods ended June 26, 1999 and June 27, 1998, respectively. In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin, California to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. As a result of this plan, the Company expensed approximately $1.2 million of restructuring expense in the six months ended June 27, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees. In March 1999 the Company completed a reduction in force of approximately 10% of its worldwide staff and incurred employee severance costs of approximately $115,000. In March 1999 the Company also negotiated an early termination to its lease commitment in Rocklin which resulted in a $132,000 reduction to previously expensed closure costs. This $132,000 credit to restructuring costs was partially offset by the $115,000 of restructuring costs related to the Company's March 1999 reduction in force.

     Interest expense. Interest expense declined to $2.0 million in the six months ended June 26, 1999 from $2.1 million in the six months ended June 27, 1998. The decline in interest expense was primarily the result of the repurchase by the Company of $4.0 million of its Convertible Notes during the six months ended June 26, 1999.

     Interest income and other, net. Interest income and other, net increased by 12% to $1.9 million for the six months ended June 26, 1999 from $1.7 million for the six months ended June 27, 1998. The increase was primarily the result of gains on foreign currency hedging which were partially offset by lower interest income.

     Discontinued operations. In the six months ended June 27, 1998 the Company recorded a gain from discontinued operations of $1.0 million resulting from the reimbursement and reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     6 1/2% Convertible Subordinated Notes Due 2004. The Company repurchased $4.0 million of its Convertible Notes during the six months ended June 26, 1999 from which it recognized a gain of $1.0 million, net of applicable taxes.

     Provision for(benefit from) income taxes. The Company's estimated effective tax rate for the six months ended June 26, 1999 was a benefit rate of 38% compared to a 33% effective tax rate for the six months ended June 27, 1998. The Company's estimated effective tax rates are based on estimated effective tax rates for the respective years. The Company's projected annual effective tax rates for 1999 and 1998 differ from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax exempt interest income partially offset by nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $4.1 million for the six months ended June 26, 1999. The cash used was due primarily to the net loss incurred by the Company, which was partially offset by depreciation and amortization and the non-cash gain resulting from the repurchase of $4.0 million of the Company's Convertible Notes.

     The Company's investing activities provided cash of $7.4 million for the six months ended June 26, 1999 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

     The Company's financing activities used cash of $3.3 million for the six months ended June 26, 1999 as the result of the repurchase of the Company's convertible notes and the Company's common stock which was partially offset by the sale of the Company's common stock to its employees through the Company's employee benefit plans.

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

     The Company is utilizing a phased approach to identifying and remediating Year 2000 Issues. The first phase, compiling an inventory of all systems that face risks from Year 2000 Issues, was substantially completed by year-end 1998. The evaluation and remediation phases are now essentially complete. The validation and implementation phases are targeted for completion in the third quarter of 1999. The Company is acting to remedy issues as they are revealed, while it simultaneously completes its assessment of Year 2000 risks.

     Corrective actions completed to date include the implementation of system upgrades to the Company's materials and financial software, upgrades to file server operating systems, replacement of payroll and human resource software, and patching of all major desktop software applications. The Company issued a Product Information Bulletin to customers outlining the Year 2000 Issues faced by the Company's principal product, the MDP-250 sputtering system, and proposed fixes.

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

     The Company is taking all steps it believes are appropriate to identify and resolve any Year 2000 Issues. Although the Company does not expect any significant disruption to its operations or operating results as a result of Year 2000 Issues, there can be no assurance that the Company will be able to identify, assess and correct all Year 2000 Issues in a timely or successful manner. The Company's failure to identify, assess and correct Year 2000 Issues in a timely manner could have a material, adverse effect on the Company's business, financial condition and results of operations.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Prolonged Downturn in the Disk Drive Industry

     The disk drive industry has historically been cyclical and experienced periods of under- and over-supply of product. The industry's current downturn began in 1997 and has been particularly severe and long-lived. Most manufacturers of hard disk drives and their suppliers have reported substantial losses during this period. Many of these manufacturers attribute their problems to an excess supply of hard drives, or in the case of component suppliers, an excess supply of components for hard drives (including thin-film disks) and extremely competitive pricing.

     The rapid increase in areal density of thin-film disks used in hard disk drives, combined with the increasing shift to low cost computers, has resulted in a rapid reduction in both the average selling price of hard disk drives and in the average number of disks required per hard disk drive. The result is that the overall unit demand for thin-film disks has been approximately flat since 1997 despite the continuing growth in unit shipments of personal computers and hard disk drives. This prolonged period of relatively flat demand for thin-film disks, combined with poor industry financial performance and the high cost of adding new capacity, has significantly reduced demand for new capital equipment used to manufacture thin-film disks used in disk drives, including the systems manufactured and marketed by the Company. The Company is not able to accurately predict when industry conditions will become more favorable to the sale of the Company's equipment.

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

  Fluctuation in Operating Results

     Over the last ten quarters the Company's operating income or (loss) as a percentage of net revenues has fluctuated between approximately (55%) to 16% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 12 , 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. The Company was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crew members, the injured crew members and the spouses of the deceased and/or injured crew members. Included in the suit's allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the pilot's helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claims damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured.

     It is known that the Australian Army established a Board of Inquiry to investigate the accident and that the Board of Inquiry concluded that the accident was not caused by defective night vision goggles. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Durkin suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of shareholders was held on May 13, 1999. The following actions were taken at this meeting:

                                                                                           ABSTENTIONS
                                                      AFFIRMATIVE   NEGATIVE     VOTES     AND BROKER
                                                         VOTES        VOTES     WITHHELD    NON-VOTES
                                                      -----------   ---------   --------   -----------
(a) Election of Directors
       Norman H. Pond...............................  11,561,709       22,723      --        358,713
       Edward Durbin................................  11,560,409       24,023      --        358,713
       Robert D. Hempstead..........................  11,551,502       32,930      --        358,713
       David N. Lambeth.............................  11,561,109       23,323      --        358,713
       H. Joseph Smead..............................  11,560,409       24,023      --        358,713
(b) Approval of an amendment to the Company's
     Employee Stock Purchase Plan...................  10,173,427    1,083,748      --        685,970
(c) Ratification of Ernst & Young as independent
     auditors.......................................  11,575,832        4,100      --        363,213

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

                                          INTEVAC, INC.

Date: August 10, 1999                     By: /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board, President and
                                              Chief
                                            Executive Officer (Principal
                                              Executive Officer)

Date: August 10, 1999                     By: /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER          DESCRIPTION
-------          -----------
  27.1     Financial Data Schedule