Form 10-Q
period 1999-09-25
INTEVAC INC
filed 1999-11-03
CIK 1001902

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                           COMMISSION FILE NUMBER 0-26946

                            -----------------------------

                                    INTEVAC, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-3125814
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On September 25, 1999 approximately 11,708,525 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets.......................    3
         Condensed Consolidated Statements of Income and
         Comprehensive Income........................................    4
         Condensed Consolidated Statements of Cash Flows.............    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20

PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   21
ITEM 2.  Changes in Securities.......................................   21
ITEM 3.  Defaults Upon Senior Securities.............................   21
ITEM 4.  Submission of Matters to a Vote of Security-Holders.........   21
ITEM 5.  Other Information...........................................   21
ITEM 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURES...........................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 25,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
  Current assets:
  Cash and cash equivalents.................................     $ 3,899        $  3,991
  Short-term investments....................................      38,490          56,925
  Accounts receivable, net of allowances of $1,698 and
     $1,629 at September 25, 1999 and December 31, 1998,
     respectively...........................................       8,808          10,169
  Inventories...............................................      19,695          22,102
  Prepaid expenses and other current assets.................         533             658
  Deferred tax asset........................................       7,008           7,008
                                                                 -------        --------
          Total current assets..............................      78,433         100,853
Property, plant, and equipment, net.........................       9,699          13,131
Investment in 601 California Avenue LLC.....................       2,431           2,431
Goodwill and other intangibles..............................       2,522           3,543
Debt issuance costs.........................................       1,076           1,700
Deferred tax assets and other assets........................       1,352           1,318
                                                                 -------        --------
          Total assets......................................     $95,513        $122,976
                                                                 =======        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 1,320        $  2,034
  Accrued payroll and related liabilities...................       1,457           1,880
  Other accrued liabilities.................................       8,013           7,535
  Customer advances.........................................       8,147          11,630
                                                                 -------        --------
          Total current liabilities.........................      18,937          23,079
Convertible notes...........................................      41,245          57,500
Long-term notes payable.....................................       1,943           1,961
Shareholders' equity:
  Common stock, no par value................................      17,050          17,917
  Accumulated other comprehensive income....................          --             122
  Retained earnings.........................................      16,338          22,397
                                                                 -------        --------
     Total shareholders' equity.............................      33,388          40,436
                                                                 -------        --------
          Total liabilities and shareholders' equity........     $95,513        $122,976
                                                                 =======        ========

                            See accompanying notes.

                                 INTEVAC, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Net revenues..............................     $13,822         $14,657        $ 35,841         $84,693
Cost of net revenues......................      12,323          10,693          33,169          61,025
                                               -------         -------        --------         -------
Gross profit..............................       1,499           3,964           2,672          23,668
Operating expenses:
  Research and development................       3,283           2,157          11,135           9,117
  Selling, general and administrative.....       1,615           2,458           5,602           8,509
  Restructuring...........................       2,224              71           2,202           1,235
                                               -------         -------        --------         -------
          Total operating expenses........       7,122           4,686          18,939          18,861
                                               -------         -------        --------         -------
Operating income (loss)...................      (5,623)           (722)        (16,267)          4,807
Interest expense..........................        (911)         (1,027)         (2,919)         (3,100)
Interest income and other, net............       1,281           1,059           3,213           2,789
                                               -------         -------        --------         -------
Income (loss) from continuing operations
  before income taxes.....................      (5,253)           (690)        (15,973)          4,496
Provision for (benefit from) income
  taxes...................................      (1,996)           (227)         (6,070)          1,485
                                               -------         -------        --------         -------
Income (loss) from continuing
  operations..............................      (3,257)           (463)         (9,903)          3,011
Gain from discontinued operations, net of
  applicable income taxes.................          --              --              --           1,005
Gain from repurchase of convertible notes,
  net of applicable income taxes..........       2,881              --           3,844              --
                                               -------         -------        --------         -------
Net income (loss).........................     $  (376)        $  (463)       $ (6,059)        $ 4,016
                                               =======         =======        ========         =======
Other comprehensive income (loss):
  Unrealized foreign currency translation
     adjustment...........................          --              66            (122)             66
                                               -------         -------        --------         -------
Total adjustments.........................          --              66            (122)             66
                                               -------         -------        --------         -------
Total comprehensive income (loss).........     $  (376)        $  (397)       $ (6,181)        $ 4,082
                                               =======         =======        ========         =======
Basic earnings per share:
  Income (loss) from continuing
     operations...........................     $ (0.28)        $ (0.04)       $  (0.84)        $  0.25
  Net income (loss).......................     $ (0.03)        $ (0.04)       $  (0.51)        $  0.33
  Shares used in per share amounts........      11,706          11,994          11,799          12,098
Diluted earnings per share:
  Income (loss) from continuing
     operations...........................     $ (0.28)        $ (0.04)       $  (0.84)        $  0.24
  Net income (loss).......................     $ (0.03)        $ (0.04)       $  (0.51)        $  0.32
  Shares used in per share amounts........      11,706          11,994          11,799          12,414

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 25,    SEPTEMBER 26,
                                                                  1999             1998
                                                              -------------    -------------
OPERATING ACTIVITIES
Net income (loss)...........................................    $ (6,059)        $  4,016
Adjustments to reconcile net income to net cash and cash
  equivalents used in operating activities:
     Depreciation and amortization..........................       4,079            5,865
     Gain on foreign exchange contracts.....................        (659)              --
     Gain on sale of Chorus investment......................          --             (395)
     Gain on sale of discontinued operations................          --             (794)
     Gain on purchase of convertible notes..................      (6,201)              --
     Foreign currency loss..................................           4               71
     (Gain) loss on IMAT investment.........................         (35)             132
     Restructuring charge -- non-cash portion...............          --              194
     Loss on disposal of equipment..........................         107               95
     Changes in assets and liabilities......................       1,997          (14,437)
                                                                --------         --------
          Total adjustments.................................        (708)          (9,269)
                                                                --------         --------
Net cash and cash equivalents used in operating
  activities................................................      (6,767)          (5,253)
INVESTING ACTIVITIES
Purchase of investments.....................................     (28,291)         (54,211)
Proceeds from sale of investments...........................      46,726           42,331
Proceeds from sale of Chorus investment.....................          --              395
Purchase of leasehold improvements and equipment............      (1,143)          (2,482)
                                                                --------         --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................      17,292          (13,967)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................         712            1,118
Repurchase of convertible notes.............................      (9,664)              --
Repurchase of common stock..................................      (1,665)          (3,000)
                                                                --------         --------
Net cash and cash equivalents used in financing
  activities................................................     (10,617)          (1,882)
                                                                --------         --------
Net decrease in cash and cash equivalents...................         (92)         (21,102)
Cash and cash equivalents at beginning of period............       3,991           24,431
                                                                --------         --------
Cash and cash equivalents at end of period..................    $  3,899         $  3,329
                                                                ========         ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..................................................    $  3,474         $  3,838
  Income taxes..............................................          --            4,065
  Income tax refund.........................................      (1,382)              --
Other non-cash changes:
  Inventories transferred from property, plant and
     equipment..............................................    $ (1,641)        $     --

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

     The Equipment Business is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Business also realizes revenues from the sales of disk lubrication equipment, contact stop-start ("CSS") test equipment, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Spare parts and after-sale service are also sold to purchasers of the Company's equipment, and sales of components are made to other manufacturers of vacuum equipment.

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

     The financial information at September 25, 1999 and for the three- and nine-month periods ended September 25, 1999 and September 26, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     The results for the three- and nine-month periods ended September 25, 1999 are not considered indicative of the results to be expected for any future period or for the entire year.

2. INVENTORIES

     The components of inventory consist of the following:

                                                       SEPTEMBER 25,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------
                                                              (IN THOUSANDS)
Raw materials........................................     $ 3,675        $ 6,907
Work-in-progress.....................................      14,504         11,653
Finished goods.......................................       1,516          3,542
                                                          -------        -------
                                                          $19,695        $22,102
                                                          =======        =======

     A significant portion of the finished goods is represented by inventory at customer sites undergoing installation and acceptance testing.

                                 INTEVAC, INC.

3. INCOME TAXES

     The effective tax rates used for the three- and nine-month periods ending September 25, 1999 and September 26, 1998 were 38% and 33% of pretax income
(loss), respectively. These rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

4. REPURCHASE OF CONVERTIBLE NOTES

     During the quarter, the Company repurchased $12,250,000, face value, of its outstanding 6 1/2% Convertible Subordinated Notes (the "Convertible Notes"). The repurchase resulted in a gain of $2,881,000 (net of income taxes).

     During the nine-month period ended September 25, 1999, the Company repurchased $16,255,000, face value, of its Convertible Notes. The repurchase resulted in a gain of $3,844,000 (net of income taxes).

5. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,
                                           1999            1998            1999            1998
                                       -------------   -------------   -------------   -------------
                                                              (IN THOUSANDS)
Numerator:
Income (loss) from continuing
operations...........................     $(3,257)        $  (463)        $(9,903)        $ 3,011
                                          =======         =======         =======         =======
  Net income (loss)..................     $  (376)        $  (463)        $(6,059)        $ 4,016
                                          =======         =======         =======         =======
  Numerator for basic earnings per
     share -- income (loss) available
     to common stockholders..........        (376)           (463)         (6,059)          4,016
  Effect of dilutive securities:
     6 1/2% convertible notes(1).....          --              --              --              --
                                          -------         -------         -------         -------
  Numerator for diluted earnings per
     share -- income available to
     common stockholders after
     assumed conversions.............     $  (376)        $  (463)        $(6,059)        $ 4,016
                                          =======         =======         =======         =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares..........................      11,706          11,994          11,799          12,098
  Effect of dilutive securities:
     Employee stock options(2).......          --              --              --             316
     6 1/2% convertible notes(1).....          --              --              --              --
                                          -------         -------         -------         -------
  Dilutive potential common shares...          --              --              --             316
                                          -------         -------         -------         -------
  Denominator for diluted earnings
     per share -- adjusted
     weighted-average shares and
     assumed conversions.............      11,706          11,994          11,799          12,414
                                          =======         =======         =======         =======

---------------
(1) Diluted EPS for the three- and nine-month periods ended September 25, 1999 and September 26, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

                                 INTEVAC, INC.

(2) Diluted EPS for the three- and nine-month periods ended September 25, 1999 and for the three-month period ended September 26, 1998 excludes the effect of employee stock options as their inclusion would be anti-dilutive.

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

     Included in corporate activities are general corporate expenses, elimination of inter-segment revenues, the equity in net loss of equity investee, amortization expenses related to certain intangible assets and a restructuring reserve established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

  Business Segment Net Revenues

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ------------------------------    ------------------------------
                                 SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                     1999             1998             1999             1998
                                 -------------    -------------    -------------    -------------
                                                          (IN THOUSANDS)
Equipment
Trade..........................     $11,751          $13,117         $ 30,205          $80,711
  Inter-Segment................          --               11               --               39
                                    -------          -------         --------          -------
                                     11,751           13,128           30,205           80,750
Photonics
  Trade........................       2,071            1,540            5,636            3,982
Corporate Activities...........          --              (11)              --              (39)
                                    -------          -------         --------          -------
          Total................     $13,822          $14,657         $ 35,841          $84,693
                                    =======          =======         ========          =======

  Business Segment Profit & Loss

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ------------------------------    ------------------------------
                                 SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                     1999             1998             1999             1998
                                 -------------    -------------    -------------    -------------
                                                          (IN THOUSANDS)
Equipment......................     $(2,658)         $   229         $(11,824)         $ 6,321
Photonics......................        (221)              (7)            (481)              51
Corporate activities...........      (2,744)            (944)          (3,962)          (1,565)
                                    -------          -------         --------          -------
Operating income (loss)........     $(5,623)         $  (722)        $(16,267)         $ 4,807
Interest expense...............        (911)          (1,027)          (2,919)          (3,100)
Interest income................         582              656            1,650            2,189
Other income and expense,
  net..........................         699              403            1,563              600
                                    -------          -------         --------          -------
Income (loss) from continuing
  operations before income
  taxes........................     $(5,253)         $  (690)        $(15,973)         $ 4,496
                                    =======          =======         ========          =======

                                 INTEVAC, INC.

7. RESTRUCTURING

     On September 24, 1999, as a result of continued weak demand for its disk equipment, the Company's management adopted a plan to reduce expenses. The expense reduction plan includes closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA.

     In the third quarter of 1999, the Company incurred a restructuring charge of $2,225,000 related to the expense reduction plan. The significant components of this charge include $873,000 for future rent due on the lease of the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000, $580,000 for the write-off of leasehold improvements and $584,000 for moving out of the building. Closure of the facility is expected to be complete by May 31, 2000.

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

RESULTS OF OPERATIONS

  Three Months Ended September 25, 1999 and September 26, 1998

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, system components, electron beam processing equipment, flat panel display manufacturing equipment and related equipment and components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 6% to $13.8 million for the three months ended September 25, 1999 from $14.7 million for the three months ended September 26, 1998. Net revenues from Equipment sales declined to $11.8 million for the three months ended September 25, 1999 from $13.1 million for the three months ended September 26, 1998. The decrease in net revenues from Equipment was due to decreases in sales of disk manufacturing equipment and electron beam processing equipment, which was partially offset by an increase in sales of flat panel manufacturing equipment. Net revenues from Photonics increased to $2.1 million for the three months ended September 25, 1999 from $1.5 million for the three months ended September 26, 1998. The increase in net revenues from Photonics was due primarily to an increase in revenue from contract research and development. The Company expects that total revenues will continue in the $5 million to $10 million range for each of the next two quarters.

     International sales increased by 326% to $9.0 million for the three months ended September 25, 1999 from $2.1 million for the three months ended September 26, 1998. The increase in international sales was primarily due to an increase in net revenues from disk manufacturing equipment and to a lesser extent from an increase in flat panel manufacturing equipment. International sales constituted 65% of net revenues for the three months ended September 25, 1999 and 14% of net revenues for the three months ended September 26, 1998.

     Backlog. The Company's backlog of orders for its products was $17.9 million at September 25, 1999 and $26.1 million at September 26, 1998. The reduction in backlog was primarily the result of a lower backlog of orders for disk and flat panel manufacturing equipment, which was partially offset by an higher backlog of orders for electron beam processing equipment. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, royalties, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 10.9% for the three months ended September 25, 1999 as compared to 27.1% for the three months ended September 26, 1998. Gross margin declined as the result of a high costs incurred on the delivery of the first MDP-250K disk sputtering system and from under-absorption of manufacturing overhead due to low manufacturing volume.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, electron beam processing equipment and research by the Photonics Division. Company funded research and development expense increased by 52% to $3.3 million for the three months ended September 25, 1999 from $2.2 million for the three months ended September 26, 1998, representing 23.8% and 14.7%, respectively, of net revenue. This increase was primarily the result of a lower level of cost sharing reimbursements from the Company's flat panel equipment development partner in the three month period ended September 25, 1999 relative to the prior year period. The reimbursements were unusually high in the three months ended September 26, 1998 because they represented a catch up of cost sharing credits related to approximately one year of flat panel development expense.

     Research and development expenses do not include costs of $1.8 million and $1.4 million for the three-month periods ended September 25, 1999 and September 26, 1998 related to contract research and development. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.4 million and $1.2 million for the three month periods ended September 25, 1999 and September 26, 1998, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. The Company markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense decreased by 34% to $1.6 million for the three months ended September 25, 1999 from $2.5 million for the three months ended September 26, 1998, representing 11.7% and 16.8%, respectively, of net revenue. The lower level of expense was primarily due to a decline in selling, general and administrative headcount to 39 employees at September 25, 1999 from 84 employees at September 26, 1998 as the result of reductions in force in the Company's staff of contract and regular employees implemented in August 1998 and March 1999, attrition and the reallocation of certain administrative employees to operations.

     Restructuring expense. In September 1999 the Company adopted a plan to reduce expenses. The expense reduction plan included closure of one of the buildings at its Santa Clara facility and a reduction in force of seven employees at the Company's facilities in Santa Clara, CA. The Company incurred a restructuring charge of $2.2 million related to the expense reduction plan. The significant components of this charge include $0.9 million for future rent due on the lease of the building (net of expected sublease income), $0.1 million for costs associated with operating the building through May 2000, $0.6 million for the write-off of leasehold improvements and $0.6 million for moving out of the building. Closure of the facility is expected to be complete by May 31, 2000.

     Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and, to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense declined to $0.9 million in the three-month period ended September 25, 1999 from $1.0 million in the three month period ended September 26, 1998. The decline in interest expense was primarily the result of the repurchase by the Company of $16.3 million of its 6.5% Convertible Notes Due 2004 (the "Convertible Notes") during 1999. The repurchase reduced the balance of 6 1/2% Convertible Subordinated Notes Due 2004 outstanding to $41.2 million at September 25, 1999 from $57.5 million at September 26, 1998.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net increased by 21% to $1.3 million for the three months ended September 25, 1999 from $1.1 million for the three months ended September 26, 1998. Interest income and other, net for the three months ended September 25, 1999 included approximately $1.0 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC and approximately $0.6 million of interest income which was partially offset by approximately $0.3 million of foreign currency hedging losses. The $1.0 million payment from 601 California Avenue LLC was equivalent to approximately two and one half years of accumulated dividends in arrears. Dividends on the Preferred Share are now current. Interest income and other, net for the three months ended September 26, 1998 included approximately $0.6 million of interest income and approximately $0.4 million of income related to the Company's interest in the capital stock of Chorus Corporation.

     6 1/2% Convertible Subordinated Notes Due 2004. In July 1998, the Company's Board of Directors approved the repurchase in the open market of up to $19.0 of the Convertible Notes. The Company repurchased $12.3 million of these notes during the three months ended September 25, 1999 from which it recognized a gain of $2.9 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rate for the three months ended September 25, 1999 was a benefit rate of 38% compared to a 33% effective tax rate for the three months ended September 26, 1998. The Company's estimated effective tax rates are based on estimated effective tax rates for the respective years. The Company's projected annual effective tax rates for 1999 and 1998 differ from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax exempt interest income partially offset by nondeductible goodwill amortization.

  Nine Months Ended September 25, 1999 and September 26, 1998

     Net revenues. Net revenues decreased by 58% to $35.8 million for the nine months ended September 25, 1999 from $84.7 million for the nine months ended September 26, 1998. Net revenues from Equipment sales declined to $30.2 million for the nine months ended September 25, 1999 from $80.8 million for the nine months ended September 26, 1998. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing equipment, and to a lesser extent, a decrease in sales of flat panel manufacturing equipment and electron beam processing equipment. Net revenues from Photonics increased to $5.6 million for the nine months ended September 25, 1999 from $4.0 million for the nine months ended September 26, 1998. The increase in net revenues from Photonics was due primarily to a increase in revenue from contract research and development, and to a lesser extent, sales of prototype LIVAR camera systems.

     International sales decreased by 50% to $23.3 million for the nine months ended September 25, 1999 from $46.3 million for the nine months ended September 26, 1998. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment, and to a lesser extent, a decrease in net revenues from the sale of electron beam processing equipment. International sales constituted 65% of net revenues for the nine months ended September 25, 1999 and 55% of net revenues for the nine months ended September 26, 1998.

     Gross margin. Gross margin was 7.5% for the nine months ended September 25, 1999 as compared to 27.9% for the nine months ended September 26, 1998. Gross margin declined as the result of the sale of three used disk sputtering systems at heavily discounted prices, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory, high initial costs to complete the Company's first production rapid thermal processing system and first MDP-250K disk sputtering system, payment of $0.5M as part of the settlement of the patent claim with CVC Products, Inc. and under-absorption of manufacturing overhead due to low manufacturing volume.

     Research and development. Company funded research and development expense increased by 22% to $11.1 million for the nine months ended September 25, 1999 from $9.1 million for the nine months ended September 26, 1998, representing 31.1% and 10.8%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of rapid thermal processing flat panel manufacturing equipment, Photonics products and disk sputtering equipment.

     Research and development expenses do not include costs of $4.5 million and $3.3 million for the nine-month periods ended September 25, 1999 and September 26, 1998 related to contract research and development. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.7 million and $1.2 million in the nine month periods ended September 25, 1999 and September 26, 1998, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner.

     Selling, general and administrative. Selling, general and administrative expense decreased by 34% to $5.6 million for the nine months ended September 25, 1999 from $8.5 million for the nine months ended September 26, 1998, representing 15.6% and 10.0%, respectively, of net revenue. The primary reason for the decrease was a lower level of selling, general and administrative expense in the Equipment Business. The lower level of expense was primarily due to a decline in selling, general and administrative headcount to 39 employees at September 25, 1999 from 84 employees at September 26, 1998 as the result of reductions in force in the Company's staff of contract and regular employees implemented in March 1998, August 1998 and March 1999 and the reallocation of certain administrative employees to operations.

     Restructuring expense. Restructuring expense was $2.2 million and $1.2 million in the nine-month periods ended September 25, 1999 and September 26, 1998, respectively.

     In September 1999 the Company adopted a plan to reduce expenses. The expense reduction plan included closure of one of the buildings at it's Santa Clara facility and a reduction in force of seven employees at the Company's facilities in Santa Clara, CA. The Company incurred a restructuring charge of $2.2 million related to the expense reduction plan. The significant components of this charge include $0.9 million for future rent due on the lease of the building (net of expected sublease income), $0.1 million for costs associated with operating the building through May 2000, $0.6 million for the write-off of leasehold improvements and $0.6 million for moving out of the building. Closure of the facility is expected to be complete by May 31, 2000.

     In March 1999 the Company completed a reduction in force of approximately 10% of its worldwide staff and incurred employee severance costs of approximately $0.1 million. In March 1999 the Company also negotiated an early termination to its lease commitment in Rocklin, California which resulted in a $0.1 million reduction to previously expensed closure costs. This $0.1 million credit to restructuring costs was partially offset by the $0.1 million of restructuring costs related to the Company's March 1999 reduction in force.

     In March 1998, the Company's management adopted a restructuring plan to relocate its Rapid Thermal Processing Operation from Rocklin to the Company's Santa Clara, California headquarters and to close the Rocklin facility. The restructuring plan also included an approximate 20% reduction in the worldwide staff of the Company's contract and regular employees. As a result of this plan, the Company expensed approximately $1.2 million of restructuring expense in the nine months ended September 26, 1998. The restructuring expense included approximately $0.8 million related to closure of the Rocklin facility and approximately $0.4 million of severance pay for terminated employees.

     Interest expense. Interest expense declined to $2.9 million in the nine months ended September 25, 1999 from $3.1 million in the nine months ended September 26, 1998. The decline in interest expense was primarily the result of the repurchase by the Company of $16.3 million of its Convertible Notes during 1999.

     Interest income and other, net. Interest income and other, net increased to $3.2 million for the nine months ended September 25, 1999 from $2.8 million for the nine months ended September 26, 1998.

     Interest income and other, net for the nine months ended September 25, 1999 included approximately $1.0 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC, approximately $1.7 million of interest income and approximately $0.5 million of foreign currency hedging gains.

     Interest income and other, net for the nine months ended September 26, 1998 included approximately $2.2 million of interest income and approximately $0.4 million of income related to the Company's interest in the capital stock of Chorus Corporation

     Discontinued operations. In the nine months ended September 26, 1998 the Company recorded a gain from discontinued operations of $1.0 million, net of applicable taxes, resulting from the reimbursement and reversal of excess warranty reserves related to the sale of the Company's night vision business in 1995.

     6 1/2% Convertible Subordinated Notes Due 2004. The Company repurchased $16.3 million of its Convertible Notes during the nine months ended September 25, 1999 from which it recognized a gain of $3.8 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rate for the nine months ended September 25, 1999 was a benefit rate of 38% compared to a 33% effective tax rate for the nine months ended September 26, 1998. The Company's estimated effective tax rates are based on estimated effective tax rates for the respective years. The Company's projected annual effective tax rates for 1999 and 1998 differ from the applicable statutory rates primarily due to benefits from the Company's foreign sales corporation and tax exempt interest income partially offset by nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $6.8 million for the nine months ended September 25, 1999. The cash used was due primarily to the net loss incurred by the Company, the non-cash gain on the purchase of Convertible Notes and a reduction in customer advances which were partially offset by a reduction in inventory and depreciation and amortization

     The Company's investing activities provided cash of $17.3 million for the nine months ended September 25, 1999 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

     The Company's financing activities used cash of $10.6 million for the nine months ended September 25, 1999 as the result of the repurchase of the Company's Convertible Notes and the Company's common stock which was partially offset by the sale of the Company's common stock to its employees through the Company's employee benefit plans.

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

     Intevac has nearly completed its efforts to address Year 2000 Issues both within and outside the Company. In addressing the Year 2000 issues and risks, the Company has focused its efforts on the Company's enterprise-wide and departmental operations, products, critical suppliers (including service providers) and key customers. Within Intevac, these efforts encompassed all major categories of computer systems in use by the Company, including those utilized in manufacturing, engineering, sales, finance and human resources. The Company's risk assessment includes understanding the Year 2000 readiness of its critical suppliers. The Company's risk assessment process associated with critical suppliers includes soliciting and analyzing responses to questionnaires, and, where necessary, follow-up with the supplier.

     The Company has utilized a phased approach to identifying and remediating Year 2000 Issues. The first phase, compiling an inventory of all systems that face risks from Year 2000 Issues, was substantially completed by year-end 1998. The evaluation and remediation phases have been essentially completed. The majority of the validation and implementation work is now complete. The Company has acted to remedy issues as they are identified, while simultaneously completing its assessment of Year 2000 risks.

     Corrective actions completed to internal systems include the implementation of system upgrades to the Company's materials and financial software, upgrades to file server operating systems, replacement of payroll and human resource software, patching of all major desktop software applications and testing of all desktop hardware. The Company has issued Product Information Bulletins and has sent other correspondence to its customers outlining the Year 2000 Issues faced by the Company's products and, where necessary, proposed fixes. The Company has received notice from most of its major suppliers and service providers that they are fully compliant.

     Cost incurred to date in addressing Year 2000 Issues have not been, and are not expected to be, material. As the Company's risk assessment and correction activities continue, these cost estimates may change. In addition, the Company's total cost estimate does not include potential costs related to any customer or other claims resulting from the Company's failure to adequately correct Year 2000 issues.

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

     The Company believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with systems of third parties which would create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and critical suppliers of materials and supplies. The Company is assessing various scenarios and is preparing any necessary contingency plans.

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

  Fluctuation in Operating Results

     Over the last eleven quarters the Company's operating income or (loss) as a percentage of net revenues has fluctuated between approximately (55%) to 16% of net revenues. The Company anticipates that its operating margin will continue to fluctuate. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. The Company was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crew members, the injured crew members and the spouses of the deceased and/or injured crew members. Included in the suit's allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the pilot's helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claims damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
27.1..     Financial Data Schedule

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: November 3, 1999                    By: /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 3, 1999                    By: /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer,
                                            Treasurer and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
27.1..     Financial Data Schedule