Form 10-K
period 1999-12-31
INTEVAC INC
filed 2000-03-07
CIK 1001902

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 28, 2000 was approximately $25,759,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 28, 2000 approximately 11,799,754 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. Intevac's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting Intevac's Business".

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Intevac, Inc.'s ("Intevac" or the "Company") businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as thin-film disks and flat panel displays (the "Equipment Business") and the development of highly sensitive electro-optical devices (the "Photonics Business").

     The Equipment Business is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Business also realizes revenues from the sales of disk lubrication equipment, contact stop-start ("CSS") test equipment, flat panel display ("FPD") manufacturing equipment and electron beam processing equipment. Spare parts and after-sale service are also sold to purchasers of Intevac's equipment, and sales of components are made to other manufacturers of vacuum equipment. The Equipment Business recorded significantly reduced sales of $36.0 million in 1999. The reduction in sales was primarily the result of over-capacity in the disk drive industry which significantly reduced demand for Intevac's products.

     The Photonics Business has developed technology that permits highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology when combined with advanced silicon integrated circuits makes it possible to produce highly sensitive video cameras. This development work is creating new products for both military and industrial applications. Products include Intensified Digital Video Sensors, cameras incorporating those sensors and Laser Illuminated Viewing and Ranging systems for positive target identification. The Photonics Business recorded increased sales of $7.0 million in 1999 mostly from government sponsored R&D contracts. Intevac expects a continued high level of this R & D work in 2000. Intevac expects increased prototype product shipments in 2000 and significant production shipments commencing in 2001.

EQUIPMENT BUSINESS

  Disk Sputtering Systems

     The Equipment Business' principal products are disk sputtering systems. Intevac offers these systems for list prices ranging from $2.5 million to $3.5 million, depending upon configuration, to both captive and merchant thin-film disk manufacturers. The MDP-250K, the latest version of the MDP-250 family of disk sputtering systems, began shipments in 1999. There are approximately 110 Intevac MDP-250 disk sputtering systems installed at Fuji Electric, Fujitsu Limited, Hitachi, HMT Technology, MMC Technology, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony and Trace Storage Technology.

     Intevac's sputtering systems are used by disk manufacturers to apply thin layers of undercoats, magnetic alloys and protective overcoats to thin-film disks used in the manufacture of computer hard disk drives. The MDP-250 system has the capability to sputter multi-layers (multiple magnetic layers with interspersed non-magnetic layers); to sputter onto alternative substrates (such as glass and ceramic), as well as conventional aluminum substrates; and to make media with the appropriate characteristics for use with magneto-resistive ("MR") heads and giant magneto-resistive ("GMR") heads. The mechanical design of the MDP-250 family has characteristics similar to the cluster tools widely used in semiconductor manufacturing in that each of the twelve process stations is separately vacuum pumped and vacuum isolated. The MDP-250 does not require a carrier or pallet to transport disks through the system. Rather, disks are automatically loaded into the system from cassettes, processed, and then automatically returned to the cassette. A number of process station options are offered, including multiple options for the deposition of thin films, heating stations, cooling stations and cleaning stations. Furthermore, these process stations can be moved from any machine process position to any other to easily accommodate process changes.

     The MDP-250K provides many improvements to the proven MDP-250 platform. The MDP-250K doubles throughput to as many as 1100 disks per hour. The MDP-250K improves the process vacuum level by an order of magnitude, a key factor in manufacturing advanced media. The MDP-250K's new control system gives manufacturers powerful new capabilities to define and control more sophisticated process recipes. A number of improved process capabilities have also been developed in conjunction with the MDP 250K system.

  Cluster Tool Module

     The rapid increase in areal density has caused the thin-films deposited by our MDP-250 series of equipment to become much more complex quickly. This increased complexity is leading to the need for additional flexibility in the equipment to accommodate a number of new processing requirements. To answer this need, Intevac developed the MDP-200 system, which is planned for initial delivery in 2000. The MDP-200 is a modular system that allows manufacturers to seamlessly integrate any number of additional process stations onto their MDP-250 sputtering equipment. The MDP-200 provides the capability to process disks through process stations serially or in parallel giving manufacturers broad flexibility to integrate process steps with different process times. The MDP-200 can accommodate a variety of processes including heating, cleaning, thin-film deposition, cooling, and vapor lubrication. This arrangement improves isolation between process steps which is of increasing importance for new processes, such as advanced carbon and vapor lubrication, which utilize materials that are not compatible with sputtering processes.

  New Carbon Technology

     One method for increasing the areal density of disks is to reduce the thickness of the carbon overcoat that protects the underlying magnetic film from wear and corrosion. By reducing the thickness of the overcoat the disk drive head can fly closer to the magnetic film which increases signal strength. To achieve thinner carbon overcoats Intevac has developed its new carbon technology ("NCT") process station. The NCT process station is able to apply very hard, diamond-like carbon overcoats to disks that permit the carbon overcoats to be reduced in thickness by about half.

  Disk Lubrication Equipment

     Lubrication is the production step that follows disk sputtering in the manufacture of thin-film disks. Intevac, through its 1996 acquisition of San Jose Technology Corp. ("SJT"), is the leading supplier of gravity disk lubrication systems. During lubrication, a microscopic layer of lubricant is applied to the disk's surface to improve durability and reduce surface friction. This is accomplished by immersing the disks in a solvent that has been mixed with a small amount of lubricant. Intevac's gravity disk lubrication products allow thin-film disk manufacturers to uniformly lubricate disks in a temperature controlled, low vibration, contamination free environment with a minimal amount of solvent loss.

     Intevac recently introduced its Vapor Lubrication System (the "VLS"). The VLS is a new approach to disk lubrication that couples vacuum sputter coating with a vacuum lubrication process. The VLS is an alternative to the traditional gravity lubrication process and offers a number of process enhancements to disk manufacturers. Since the disks never leave vacuum after sputtering, the exposure of the disk to atmosphere between the sputtering and lubrication steps is eliminated. This improves process control, reduces the risk of contamination and improves the bonding of the lubricant to the disk. Additionally, more efficient use is made of clean room space and the process is environmentally friendly as large quantities of expensive solvents are eliminated from the lubrication process. Intevac plans to ship its first VLS in 2000.

  MDP-250 Upgrade Path

     Many of the new process and system technologies that Intevac has developed for its MDP-250K system have been designed to be compatible with the installed base of MDP-250 systems. The MDP-200, the Vapor Lubrication System, all process stations, and a number of the speed and vacuum enhancements can be retrofitted to Intevac's existing installed based of MDP-250 systems. Intevac's intent is to afford our customers a cost-effective solution that significantly upgrades and extends the capabilities of their installed base of equipment in a manner that is complementary to the next generation MDP-250K.

  Disk Test Equipment

     In 1996, Intevac acquired Lotus Technologies, Inc. ("Lotus"), a leading manufacturer of CSS test equipment for hard disk drives and components. Intevac's family of PC-based CSS test equipment performs precise measurements of disk wear, friction, stiction and start-stop torque related to the interface of the read-write head with the thin-film disk.

  Flat Panel Display Manufacturing Equipment

     FPDs are used for a variety of applications such as PCs, workstations and video displays. The manufacture of several types of flat panel displays, such as active matrix liquid crystal display ("AMLCD") and plasma display panel ("PDP"), requires the use of a sputtering process to deposit thin-film layers of different materials onto a glass substrate. Intevac believes that the skills and technologies that it has developed for the thin-film disk manufacturing industry are directly applicable to the FPD manufacturing industry. These skills and technologies include its expertise and experience in sputtering, rapid heating, high vacuum, isolated process chambers and material handling. In addition, as with the thin-film disk manufacturing industry, the FPD industry involves providing complex, expensive capital equipment to a small number of customers worldwide.

     In 1992 Intevac initiated a program to develop a sputtering system for this market under an agreement with its development partner, Ebara Corporation ("Ebara"). Under the agreement, as amended, Ebara agreed to pay one-half of the development costs of the flat panel sputtering system in exchange for joint ownership of the intellectual property rights and the exclusive right to manufacture and sell in Japan the flat panel sputtering systems developed under the agreement. Intevac has retained the exclusive right to manufacture and sell such flat panel sputtering systems outside of Japan. Each party is required to pay royalties to the other party on its flat panel sputtering system sales.

     In 1997 Intevac developed its first flat panel sputtering machine ("D-STAR") capable of sputtering glass substrates as large as 550 mm by 650 mm. In 1998 Intevac delivered a scaled-up version of its D-STAR unit capable of sputtering glass substrates as large as 1.2 meters by 1.6 meters ("RIGEL") optimized for the production of PDPs.

     Additionally, in 1994 Intevac initiated a project to develop a rapid thermal processing ("RTP") system to be used in the manufacture of FPDs. Intevac's RTP system can be used to rapidly modify the characteristics of thin films deposited on glass substrates. For example, Intevac's RTP systems can be used to activate thin films after ion implantation. Intevac has delivered six RTP systems to date.

  Electron Beam Processing Equipment

     In December 1999, Intevac incurred a charge of $1.6 million related to a plan to terminate its electron beam product line. The plan includes the delivery of the three electron beam systems on order and substantially completed at the end of 1999 and subsequent closure of the Hayward facility where the systems were manufactured.

PHOTONICS BUSINESS

  History

     Intevac's Photonics' products have been developed by a team that initially began working together in the 1980's in the Varian central research labs and night vision business unit. When Intevac was formed in 1991, it acquired Varian's night vision business, and the related Varian central research lab activities and technology. The central research lab group became part of the R&D department for Intevac's Night Vision Business and continued to develop Intevac's photocathode technology. In 1995, Intevac sold its Night Vision Business to Litton Industries. However, the technical team remained at Intevac and formed the Photonics division. Since 1995 the Photonics Division has been further developing its technology, with the majority of its activities being funded by R&D contracts from the United States Government. During this period the Photonics division has also worked collaboratively with other research organizations, including Stanford University, Lawrence Livermore National Laboratory and The Charles Stark Draper Laboratory.

  Technology

     Intevac's Intensified Digital Video Sensor exemplifies Intevac's Photonics technology. The Intensified Digital Video Sensor is a small vacuum tube about an inch in diameter and a half-inch thick. The Intensified Digital Video Sensor has a transparent glass window on one side through which photons are focused onto a thin film photocathode attached to the vacuum side of the window. When a photon strikes the photocathode through the window, an electron is emitted into the vacuum. The electron is then accelerated and strikes a Charge Coupled Device ("CCD"). The CCD then outputs a high-resolution video signal.

     The Intensified Digital Video Sensor offers both high sensitivity and high resolution. It works well in the visible as well as the short infra-red range of the spectrum, which permits the device to be coupled with an eye safe laser "flashlight" that enables high resolution imaging at very long ranges. The output is video, which frees the user from having to hold the device to the eye and permits remote viewing and image processing. The Company believes it has capability and features not possible with the direct view night vision devices currently in use by the military.

  LIVAR(TM) Target Identification System:

     Intevac integrated its Intensified Digital Video Sensor technology with a laser illuminator to create its Laser Illuminated Viewing and Ranging system ("LIVAR(TM)"). The LIVAR(TM) system is similar to RADAR, but with a number of improvements. The illuminator is an eye safe laser, rather than a microwave source, and the reflected signal is displayed as a digital video image, rather than as a blip. This enables real time, high-resolution imagery for target identification at much longer ranges than was previously possible.

     The potential benefit of the LIVAR(TM) system is clear for military conflicts such as that which occurred in Kosovo. In the Kosovo war, casualties to US servicemen were politically unacceptable, which meant that our aircraft could only operate at high altitudes where they were relatively safe from ground launched missile attacks. It was also unacceptable to inflict collateral damage to the other sides' civilians or to other untargeted assets. However, these goals are mutually exclusive unless capability exists for positively identifying targets from long ranges.

     Currently the military uses several means for target location and identification including forward-looking infrared ("FLIR") systems and RADAR. While these systems can sense targets at relatively long ranges, the resolution is poor, and positive identification is difficult, or impossible. The LIVAR(TM) system complements the existing FLIR and RADAR technology and enables target identification in addition to target sensing. Because of these advantages, LIVAR(TM) is currently under consideration by the US military as a key capability to be deployed in a number of the US military's weapons systems including the Joint Strike Fighter, the Predator drone, a HumVee mounted system, and a man-portable system.

     In January 2000, Intevac received a $1.0 million contract from the U.S. Army for the development and demonstration of a low cost, man-portable targeting and surveillance system. The targeting and surveillance system will utilize LIVAR(TM) technology and enable identification of targets at long ranges under day/night conditions, a significant improvement in both resolution and range over existing target identification systems. Intevac will manufacture, test and deliver one unit under this one-year development program.

  High Performance Cameras

     In September 1999, the first of seven highly sensitive short wave infra red cameras was accepted by Intevac's customer, Lockheed Martin Missiles & Space, for use in the U.S. Air Force's Airborne Laser ("ABL") program. The ABL system will be carried aboard a modified Boeing 747 and will be capable of shooting down theater ballistic missiles launched hundreds of kilometers away. The highly sensitive Intevac camera is an enabling technology for this program.

     The key technology in the ABL camera is a highly sensitive photocathode, which emits electrons that are detected by a CCD. The electron bombarded CCD ("EBCCD") was developed under a cost shared Technology Development Agreement with the Defense Advanced Research Projects Agency ("DARPA"). The ABL program was the first application using this technology.

  Low Cost Low Light Level Cameras

     Today's low light level ("LLL") cameras, derived from military research, are too expensive for most applications. Intevac intends to reduce this cost to less than $500 per camera, a cost at which the Company believes that large available markets for commercial security cameras, law enforcement and traditional military night vision tubes will be addressed.

     During 1999, Intevac was selected by the National Institute of Standards and Technology ("NIST") to develop a Low Cost, Low Light Level Video Camera. The two-year, $10 million cost-sharing project involves the development of a new active pixel imaging sensor by National Semiconductor, further development of Intevac's Intensified Digital Video Sensor, development of automated processing and assembly equipment by Intevac's Equipment business, and product integration and development of low cost manufacturing processes by Intevac's Photonics business.

     Unlike present LLL cameras, which work well only in darkness, the new cameras will perform just as well in all types of lighting conditions, including bright daylight. CMOS chip technology, now used to make most computer chips, will be used to fabricate a chip with the necessary camera and sensor electronics. This chip will be incorporated into the Intensified Digital Video Sensor to form the new LLL camera.

  Negative Electron Affinity Electron Sources

     Development is also being done on negative electron affinity ("NEA") electron sources. NEA electron sources provide an enabling technology to be used in semiconductor test and photolithography equipment, which may permit a significant reduction in the feature size of integrated circuits.

RESEARCH AND DEVELOPMENT

     Intevac's products serve markets characterized by rapid technological change and evolving industry standards. As a result, Intevac routinely invests substantial amounts in research and development and expects to continue an active development program. Intevac's research and development expenses were $14.1 million, $12.7 million and $10.7 million, respectively, in 1999, 1998 and 1997. Research and development expenses represented 32.9%, 13.3% and 8.0%, respectively, of net revenues in 1999, 1998 and 1997. Research and development expenses do not include costs of $1.1 million, $1.8 million and $1.3 million that were incurred by Intevac in 1999, 1998 and 1997, respectively, that were reimbursed under the terms of cost sharing agreements, nor do research and development expenses include costs of $5.9 million, $4.8 million and $4.7 million in 1999, 1998 and 1997, respectively, related to contract research and development.

SALES CHANNEL, CUSTOMERS AND MARKETING

     The selling process for Intevac's equipment products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process is lengthy and involves making samples for the prospective customer and responding to individual needs for moderate levels of machine customization. Installing and integrating new equipment requires a substantial investment by a customer. Sales of Intevac's systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations before making a purchasing decision. Accordingly, Intevac's systems typically have a lengthy sales cycle, during which Intevac may expend substantial funds and management time and effort with no assurance that a sale will result.

     Intevac sells and markets its disk manufacturing products directly in the United States, and through an exclusive distributor in Japan (Matsubo). During 1997, Intevac established a joint venture in Japan with Matsubo, Intevac Matsubo Advanced Technology ("IMAT" Inc.), to market its flat panel display products in the Far East. Intevac also services its customers in Southeast Asia through a wholly owned subsidiary in Singapore.

     Historically, a significant portion of Intevac's revenues in any particular period have been attributable to sales to a limited number of customers. For example, 66%, 71% and 69% of Intevac's total revenues in 1999, 1998 and 1997, respectively, were accounted for by the three largest customers in each of the those years. Intevac's largest customers change from period to period and it is expected that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future.

     Foreign sales accounted for 60% of revenues in 1999, 53% of revenues in 1998, and 64% of revenues in 1997. The majority of Intevac's foreign sales are to companies in the Far East and Intevac anticipates that sales to customers in the Far East will continue to be a significant portion of its revenues.

CUSTOMER SUPPORT

     Intevac provides process and applications support, customer training, installation, start-up assistance and emergency service support to its customers. Process and applications support is provided by Intevac's equipment process scientists who also visit customers at their plants to assist in process development projects. Intevac conducts training classes for process scientists, machine operators and machine service personnel. Additional training is also given during the machine installation. Installation and start up support is generally provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of systems in overseas locations as required.

     Intevac generally provides a one-year warranty on its equipment. During this warranty period any necessary non-consumable parts are supplied and installed. Currently, Intevac has field service offices located in the United States and Singapore. In addition, service in Japan, Malaysia and Korea is provided by Intevac's distributor and representatives using personnel who have received training at Intevac. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are available on a 24-hour per day basis.

MANUFACTURING

     The majority of Intevac's manufacturing is conducted at its headquarters facility in Santa Clara, California with a smaller manufacturing facility located in Hayward, California. Intevac's manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources and system assembly, alignment and testing. Intevac makes extensive use of the infrastructure serving the semiconductor equipment business. Intevac purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and custom mechanical parts made by forging, machining and welding. Intevac has a well-equipped fabrication center that produces parts for engineering, manufactures a portion of the fabricated parts used in Intevac products and sells fabricated parts to commercial customers.

     Intevac's manufacturing strategy is to operate with low fixed costs, to produce high quality, cost-effective systems and low cost replacement parts and to be able to respond effectively to changes in volume. To do this, Intevac currently designs its products to use standard parts where possible. Intevac performs manufacturing activities that add value or that require unique technology or specialized knowledge and, taking advantage of its Silicon Valley location, utilizes subcontractors to perform other manufacturing activities.

BACKLOG

     Intevac's backlog was $24.6 million and $26.1 million at December 31, 1999 and December 31, 1998, respectively. Intevac includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements of Intevac's customers cannot be determined with accuracy, and therefore Intevac's backlog at any certain date may not be indicative of future demand for Intevac's products.

PATENTS AND LICENSING

     Intevac currently has 30 patents issued in the United States and 9 patents issued in foreign countries, and has patent applications pending in the United States and foreign countries. Of the 30 U.S. patents, 9 relate to sputtering, 10 relate to RTP, 1 relates to lubrication systems and 10 relate to photonics. Five foreign patents relate to sputtering and 4 relate to photonics. In addition, Intevac has the right to utilize certain patents under licensing arrangements with Litton Industries, Varian Associates, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

EMPLOYEES

     At December 31, 1999, Intevac had 209 employees, including 5 contract employees. 83 of these employees were in research and development, 89 in manufacturing, and 37 in administration, customer support and marketing.

RISK FACTORS AFFECTING INTEVAC'S BUSINESS

  The disk drive industry is cyclical and subject to prolonged downcycles.

     Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry is cyclical and has experienced long periods of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. These downcycles reduce the demand for the disk manufacturing equipment we sell. As a result Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Intevac is not able to accurately predict when the industry conditions that have depressed our sales will become more favorable.

  Rapid increases in areal density are reducing the number of thin film disks required per disk drive.

     Over the past few years the amount of data that can be stored on a single thin-film computer disk has been growing at approximately 100% per year. Although the number of disk drives produced has continued to significantly increase each year, the increase in areal density has resulted in a reduction in the number of disks required per disk drive. The result has been that the number of thin-film disks used worldwide has not grown significantly since 1997. Without an increase in the number of disks required, Intevac's disk equipment sales are largely limited to upgrades of existing capacity, rather than capacity expansion. While the rapidly falling cost of storage per gigabyte is leading to new applications for disk drives beyond the traditional computer market, it is not clear to what extent the demand from these new applications will be offset by further declines in the average number of disks required per disk drive.

  Intevac's business is subject to rapid technical change.

     Intevac's ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have an adverse effect on Intevac's business. In the past, Intevac has experienced delays from time to time in the introduction of, and technical difficulties with, some of its systems and enhancements. Intevac's success in developing and selling equipment depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Intevac's new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on Intevac's business.

  Competition is intense and our competitors are large and well financed.

     Intevac experiences intense competition in the Equipment Business. For example, Intevac's disk sputtering products experience competition worldwide from two principal competitors, Balzers A.G. ("Balzers") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Both Balzers and Anelva have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter Intevac's markets and develop such enhanced products.

     Given the lengthy sales cycle and the significant investment required to integrate equipment into the manufacturing process, Intevac believes that once a manufacturer has selected a particular supplier's equipment for a specific application, that manufacturer generally relies upon that supplier's equipment and frequently will continue to purchase any additional equipment for that application from the same supplier. Accordingly, competition for customers in the equipment industry is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract new customers or retain existing customers.

  The sales of our equipment products are dependent on substantial capital investment by our customers.

     The majority of our Equipment revenues have historically come from the sale of equipment used to manufacture thin film disks and to a lesser extent from the sale of equipment used to manufacture flat panel displays. The systems Intevac sells typically cost between $1 and $3 million each. Flat Panel sputtering systems tend to sell for substantially more than $3 million each. The purchase of Intevac's systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time in order to be able to purchase our equipment. Because of the prolonged industry downturn, some of our customers may not be willing, or able, to make the magnitude of capital investment required to purchase our products.

  A large portion of our sales are to international customers.

     Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. Intevac earns a significant portion of its revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on Intevac's business.

     Intevac generally quotes and sells its products in US dollars. However, for some Japanese customers, Intevac quotes and sells its products in Japanese Yen. Intevac, from time to time, enters into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to Intevac's business. However, there can be no assurance that the offer and sale of products in foreign denominated currencies, and the related foreign currency hedging activities will not adversely affect Intevac's business.

     Intevac's two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause Intevac's products to be more, or less, competitive than its competitors' products. Currency fluctuations will decrease, or increase, Intevac's cost structure relative to those of its competitors, which could impact Intevac's gross margins.

  Our operating results fluctuate significantly.

     Over the last eight quarters Intevac's operating income or loss as a percentage of net revenues has fluctuated from approximately (79%) to 8% of net revenues. Over the same period sales per quarter have fluctuated between $35.8 million and $7.1 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Intevac's stock price is volatile.

     Intevac's stock price has experienced both significant increases in valuation, and significant decreases in valuation, over short periods of time. Intevac believes that factors such as announcements of developments related to Intevac's business, fluctuations in Intevac's operating results, failure to meet securities analysts' expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by Intevac or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in Intevac's relationships with customers and suppliers could cause the price of Intevac's Common Stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of Intevac's Common Stock.

  Competition is intense for employees in northern California.

     Intevac's operating results depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Competition in northern California for such personnel is intense and there can be no assurance that Intevac will be successful in attracting and retaining such personnel. The failure to attract and retain such personnel could have an adverse effect on Intevac's business.

  Intevac routinely evaluates acquisition candidates and other diversification strategies.

     Intevac has completed multiple acquisitions as part of its efforts to grow and diversify its business. For example, Intevac's business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three separate acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, and after two years initiated plans to close this business. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac's business.

  Thin-film disks could be replaced by a new technology.

     Intevac believes that thin-film disks will continue to be the dominant medium for data storage for the foreseeable future. However, it is possible that competing technologies may at some time reduce the demand for thin-film disks, which would adversely affect Intevac's disk equipment business.

  Our products are complex, constantly evolving, and often manufactured to individual customer requirements.

     Intevac's Equipment products have a large number of components and are highly complex. Intevac may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by Intevac must be customized to meet individual customer site or operating requirements. Intevac has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. In addition, Intevac may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. In certain instances, Intevac is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect Intevac's business.

  Intevac's business is dependent on its intellectual property.

     There can be no assurance that:

     - any of Intevac's patent applications will be allowed or that any of the allowed applications will be issued as patents, or

     - any patent owned by Intevac will not be invalidated, deemed unenforceable, circumvented or challenged, or

     - the rights granted under our patents will provide competitive advantages to Intevac, or

     - any of Intevac's pending or future patent applications will be issued with claims of the scope sought by Intevac, if at all, or

     - others will not develop similar products, duplicate Intevac's products or design around the patents owned by Intevac, or

     - foreign patent rights, intellectual property laws or Intevac's agreements will protect Intevac's intellectual property rights.

     Failure to protect Intevac's intellectual property rights could have an adverse effect upon Intevac's business.

     From time to time Intevac has received claims that it is infringing third parties' intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by Intevac with respect to current or future patents, trademarks, or other proprietary rights relating to Intevac's disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Intevac to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Intevac, or at all. Any of the foregoing could have an adverse effect upon Intevac's business.

  $41 Million of convertible notes are outstanding and will mature in 2004.

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). During 1999 Intevac spent $9.7 million in cash to repurchase $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding as of December 31, 1999 commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac's ability to meet its debt service obligations will be dependent on Intevac's future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

  A majority of the Common Stock outstanding is controlled by the directors and executive officers of Intevac.

     Based on the shares outstanding on December 31, 1999, the present directors and their affiliates and executive officers, in the aggregate, beneficially own 57.6% of Intevac's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

  Intevac uses hazardous materials.

     Intevac is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on Intevac or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require Intevac to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by Intevac to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject Intevac to significant liabilities.

ITEM 2. PROPERTIES

     Intevac leases all of its facilities, including approximately 167,100 square feet in Santa Clara, California. These buildings house manufacturing, research and development, marketing and administration, and Intevac's headquarters offices. The lease for these buildings expires in March 2002. Intevac has an option to extend the lease for an additional five-year period, with a monthly base rent to be negotiated by Intevac and the lessor. If Intevac and the lessor are unable to reach agreement with respect to such monthly base rent, the monthly base rent for the extension will be determined by an appraisal process set forth in the lease. Intevac expects to vacate, and offer for sublet, approximately 47,000 square feet of its Santa Clara facility during the first quarter of 2000.

     Intevac leases a facility of approximately 31,500 square feet in Hayward, California to house the RPC Technologies Division. This lease will be terminated effective July 2000.

     Intevac leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 2000. Intevac has an option to extend the lease for an additional year at market rates.

     Intevac believes that its current facilities are suitable and adequate for its current and foreseeable operations. Intevac operates with one full manufacturing shift and one partial manufacturing shift. Intevac believes that it currently has sufficient productive capacity to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. The Company was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crewmembers, the injured crewmembers and the spouses of the deceased and/or injured crewmembers. Included in the suit's allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the pilot's helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claims damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured.

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

     On January 5, 2000, the Company's RPC Technologies, Inc. subsidiary was named as a defendant in a lawsuit filed in United States District Court in Texas. The lawsuit was filed by Reita Miller, Executrix of the estate of Thomas
O. Miller, and family members of Mrs. Miller. The suit names RPC Technologies, Inc. and RPC Industries, Inc. as defendants. Included in the suits allegations are assertions that Thomas O. Miller protracted leukemia and died as the result of working in and around Broad Beam accelerators manufactured by RPC Industries, Inc and installed at Mr. Miller's employer, Tetra Pak. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Miller suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                        EXECUTIVE OFFICERS AND DIRECTORS

     Certain information about Intevac's directors and executive officers is listed below:

              NAME                AGE                             POSITION
              ----                ---                             --------
Executive Officers and
  Directors:
Norman H. Pond..................  61    Chairman of the Board, President and Chief Executive Officer
Charles B. Eddy III.............  49    Vice President, Finance and Administration, Chief Financial
                                        Officer, Treasurer and Secretary
Edward Durbin(1)................  72    Director
Robert D. Hempstead.............  56    Director
David N. Lambeth(1)(2)..........  52    Director
H. Joseph Smead(2)..............  74    Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Pond is a founder of Intevac and has served as Chairman of the Board, President and Chief Executive Officer since February 1991. Before joining Intevac, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian Associates, Inc. ("Varian"), a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian's operations. From 1984 to 1988, Mr. Pond was President of Varian's Electron Device and

Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including as Group Executive. Mr. Pond holds a B.S. in physics from the University of Missouri at Rolla and a M.S. in physics from the University of California at Los Angeles.

     Mr. Eddy has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Intevac since April 1991. Mr. Eddy served as Chief Financial Officer of Videonics, Inc., a manufacturer of consumer video editing equipment, from 1987 to 1991 and served as Chief Financial Officer of Parallel Computers, Inc., a startup computer company, from 1983 to 1987. Mr. Eddy was with Intel Corporation from 1974 to 1983 where he served in a variety of positions, including controller and plant manager. Mr. Eddy holds a B.S. in engineering science from the University of Virginia and a M.B.A. from Dartmouth College.

     Mr. Durbin has served as a Director of Intevac since February 1991. Mr. Durbin is the Vice Chairman of Kaiser Aerospace and Electronics Corporation ("Kaiser"), a privately held manufacturer of electronic and electro-optical systems, responsible for marketing and business development since joining Kaiser in 1975. Mr. Durbin currently serves as a director for all of Kaiser's subsidiaries. Mr. Durbin holds a B.S. in electrical engineering from The Cooper Union and a M.S. in electrical engineering from the Polytechnic Institute of Brooklyn.

     Dr. Hempstead has served as a Director of Intevac since March 1997 and served as Chief Operating Officer of Intevac from April 1996 through June 1999. Before joining Intevac, Dr. Hempstead served as Executive Vice President of Censtor Corp., a manufacturer of computer disk drive heads and disks, from November 1994 to February 1996. He was a self-employed consultant from 1989 to November 1994. Dr. Hempstead is currently Chief Technology Officer at Veeco Instruments. Dr. Hempstead holds a B.S. and M.S. in electrical engineering from Massachusetts Institute of Technology and a Ph.D. in physics from the University of Illinois.

     Dr. Lambeth has served as a Director of Intevac since May 1996. Dr. Lambeth has been Professor of both Electrical and Computer Engineering and Material Science Engineering at Carnegie Mellon University since 1989. Dr. Lambeth was Associate Director of the Data Storage Systems at Carnegie Mellon University from 1989 to 1999. Since 1988, Dr. Lambeth has been the owner of Lambeth Systems, an engineering consulting firm. From 1973 to 1988, Dr. Lambeth worked at Eastman Kodak Company's Research Laboratories, most recently as the head of the Magnetic Material Laboratory. Dr. Lambeth holds a B.S. in electrical engineering from the University of Missouri and a Ph.D. in physics from the Massachusetts Institute of Technology.

     Dr. Smead has served as a Director of Intevac since February 1991. Dr. Smead joined Kaiser in 1974 and served as Kaiser's President from 1974 until October 1, 1997. Dr. Smead served as President and Chairman of the Board of Directors of K Systems, Inc., Kaiser's parent company, from 1977 until October 1, 1997. Dr. Smead served as Chairman of the Board of Directors of Kaiser and as a director for all of Kaiser's subsidiaries until December 31, 1999. Dr. Smead continues to serve as a director of Kaiser. Dr. Smead holds a B.S. in electrical engineering from the University of Colorado, a M.S. in electrical engineering from the University of Washington and a Ph.D. in electrical engineering from Purdue University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Intevac's Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "IVAC." As of December 31, 1999, there were approximately 2,000 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                             HIGH       LOW
                                                            -------    ------
Fiscal 1998
  First Quarter...........................................  $10.375    $7.625
  Second Quarter..........................................  $11.125    $7.500
  Third Quarter...........................................  $10.875    $6.250
  Fourth Quarter..........................................  $10.000    $5.875
Fiscal 1999
  First Quarter...........................................  $10.125    $5.625
  Second Quarter..........................................  $ 6.250    $4.125
  Third Quarter...........................................  $ 6.125    $4.500
  Fourth Quarter..........................................  $ 4.625    $2.750

DIVIDEND POLICY

     Intevac currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data of Intevac is qualified by reference to and should be read in conjunction with the consolidated financial statements of Intevac, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this Report.

                                                                       YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                            1999       1998       1997      1996     1995(2)
                                                          --------   --------   --------   -------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net Revenues:
Disk, flat panel and other..............................  $ 42,962   $ 95,975   $133,207   $88,232   $42,187
MBE(1)..................................................        --         --         --        --       695
                                                          --------   --------   --------   -------   -------
         Total net revenues.............................    42,962     95,975    133,207    88,232    42,882
Cost of net revenues:
Disk, flat panel and other..............................    40,410     71,717     91,255    55,652    27,280
MBE(1)..................................................        --         --         --        --       434
                                                          --------   --------   --------   -------   -------
         Total cost of net revenues.....................    40,410     71,717     91,255    55,652    27,714
                                                          --------   --------   --------   -------   -------
Gross Profit............................................     2,552     24,258     41,952    32,580    15,168
Operating expenses:
Research and development................................    14,136     12,743     10,716     8,425     2,603
Selling, general and administrative.....................     7,226     10,879     11,399     8,391     4,550
Restructuring and other.................................     3,069      1,088         --        --        --
Acquired in-process research and development............        --         --        299     5,835        --
                                                          --------   --------   --------   -------   -------
         Total operating expenses.......................    24,431     24,710     22,414    22,651     7,153
                                                          --------   --------   --------   -------   -------
Operating income (loss).................................   (21,879)      (452)    19,538     9,929     8,015
Interest expense........................................    (3,711)    (4,187)    (3,581)     (175)      (13)
Interest income and other income, net...................     3,632      3,176      3,268     1,569       942
                                                          --------   --------   --------   -------   -------
Income (loss) from continuing operations before income
  taxes.................................................   (21,958)    (1,463)    19,225    11,323     8,944
Provision for (benefit from) income taxes...............    (8,344)      (882)     6,728     6,350     3,179
                                                          --------   --------   --------   -------   -------
Income (loss) from continuing operations................   (13,614)      (581)    12,497     4,973     5,765
Income from discontinued operations.....................        --      1,005         --        --     1,335
Income from repurchase of convertible notes.............     3,844         --         --        --        --
                                                          --------   --------   --------   -------   -------
         Net income (loss)..............................  $ (9,770)  $    424   $ 12,497   $ 4,973   $ 7,100
                                                          ========   ========   ========   =======   =======
Basic earnings per share:
Income (loss) from continuing operations................  $  (1.16)  $  (0.05)  $   1.00   $  0.40   $  1.58
Net income (loss).......................................  $  (0.83)  $   0.04   $   1.00   $  0.40   $  1.94
Shares used in per share calculations...................    11,777     12,052     12,514    12,311     3,653
Diluted earnings per share:
Income (loss) from continuing operations................  $  (1.16)  $  (0.05)  $   0.94   $  0.39   $  0.58
Net income (loss).......................................  $  (0.83)  $   0.03   $   0.94   $  0.39   $  0.72
Shares used in per share calculations...................    11,777     12,354     15,385    12,901     9,881
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.......  $ 40,895   $ 60,916   $ 71,142   $   938   $20,422
Working capital.........................................    51,579     77,774     78,025    15,847    21,327
Total assets............................................    94,382    122,976    147,794    68,085    51,160
Long-term debt..........................................    43,188     59,461     59,480       730        --
Total shareholders' equity..............................    29,623     40,436     42,435    33,736    27,320
Cash dividends declared per common share................        --         --         --        --     0.495

---------------
(1) In the fourth quarter of 1993, Intevac sold its Molecular Beam Epitaxi ("MBE") Operations and acquired 20% of the outstanding capital stock of Chorus, a manufacturer of MBE products. Intevac retained rights to sell certain other residual used systems of the MBE business that were not exchanged with Chorus. The sale of these used systems was completed during the first quarter of 1995.
(2) During 1995, Intevac (a) effected a recapitalization in which each outstanding share of Series A Preferred Stock was exchanged for two thirds of a share of Common Stock and $0.76 ($9.9 million in aggregate), (b) paid $4.9 million of dividends to the common shareholders, (c) paid $6.1 million to redeem the Series 1 Preferred Stock, and (d) received approximately $12.0 million from the sale of common stock during the Initial Public Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. Intevac's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting Intevac's Business" and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net revenues. Net revenues consist primarily of sales of Intevac's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, contract research and development, system components, flat panel display manufacturing equipment, and electron beam systems. Net revenues from the sales of sputtering systems, flat panel equipment and electron beam systems are recognized upon customer acceptance. Net revenues from the sales of system components are recognized upon product shipment. Revenue from contract research and development is recognized in accordance with contract terms, typically as costs are incurred. Net revenues totaled $43.0 million, $96.0 million and $133.2 million in 1999, 1998 and 1997, respectively. Equipment revenues totaled $36.0 million, $90.6 million and $129.6 million in 1999, 1998 and 1997, respectively. Equipment revenues decreased in 1999 from 1998 primarily due to a decrease in net revenues from disk sputtering systems and related equipment and to a lesser extent a decrease in net revenues from electron beam systems and flat panel display manufacturing equipment. Equipment revenues decreased in 1998 from 1997 primarily due to a decrease in net revenues from disk sputtering systems and related equipment, which was partially offset by an increase in net revenues from flat panel equipment and electron beam systems. Photonics revenues totaled $7.0 million, $5.7 million and $3.6 million in 1999, 1998 and 1997, respectively. Photonics revenues increased from 1997 through 1999 as the result of an increase in revenues from research and development contracts. Intevac's backlog of orders at December 31, 1999 was $24.6 million as compared to a December 31, 1998 order backlog of $26.1 million. The majority of these orders are expected to be recognized for revenue throughout 2000. Intevac expects that revenues during the first quarter of 2000 will be less than or equal to the revenue level reported during the fourth quarter of 1999. There can be no assurance that the reduced level of revenue experienced during the fourth quarter of 1999 will not continue beyond the first quarter of 2000.

     In 1999, Matsubo (Intevac's Japanese distributor), Seagate and Lockheed Martin each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 66% of net revenues. In 1998, Matsubo, HMT Technology and MMC Technology each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 71% of net revenues. In 1997, Matsubo, HMT Technology and Trace Storage Technology each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 69% of net revenues.

     International sales totaled $25.7 million, $51.0 million and $84.7 million in 1999, 1998 and 1997, respectively. International sales accounted for 60%, 53% and 64% of net revenues in 1999, 1998 and 1997, respectively. The decrease in foreign sales from 1998 to 1999 was the result of decreased sales of equipment, primarily disk sputtering systems, and to a lesser extent, decreased sales of electron beam systems, which were offset partially by an increase in sales of rapid thermal processing systems used to produce flat panel displays. The decrease in foreign sales from 1997 to 1998 was primarily the result of decreased sales of equipment, primarily disk sputtering systems. Substantially all of Intevac's international sales are to customers in the Far East and a portion of these sales are denominated in Japanese Yen.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, royalties, scrap and costs attributable to contract research and development. Gross margin was 5.9%, 25.3%, and 31.5% in 1999, 1998, and 1997, respectively. Gross margins declined in 1999 from 1998 as the result of under-absorption of manufacturing overhead due to low manufacturing volume, the sale of four used disk sputtering systems at heavily discounted prices, high initial costs to complete Intevac's first MDP-250K disk sputtering system and first production rapid thermal processing system, write-down of

RPC inventory related to the plan to discontinue operations, payment of $0.5 million as part of the settlement of a patent claim, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory and an increase in the percentage of total revenue derived from research and development contracts. The reduction in gross margins in 1998 from 1997 was primarily due to lower volumes and increased pricing pressure in the equipment business and, to a lesser extent, the negative gross margin incurred on the first RIGEL flat panel sputtering system acceptance and a greater percentage of net revenues being derived from electron beam processing equipment and contract research and development in the photonics business.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk equipment, flat panel display manufacturing equipment and electron beam processing equipment, and the costs of research by Intevac's photonics business. Company funded research and development expense totaled $14.1 million, $12.7 million and $10.7 million in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was caused primarily by higher expenses related to development of flat panel manufacturing equipment and photonics products. The increase from 1997 to 1998 was caused primarily by higher expenses related to development of disk manufacturing equipment, partially offset by a reduction in expenses related to development of flat panel equipment.

     Research and development expenses do not include costs of $5.9 million, $4.8 million and $4.7 million in 1999, 1998 and 1997, respectively, related to contract research and development. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $1.1 million, $1.8 million and $1.3 million that were incurred by Intevac in 1999, 1998 and 1997, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of equipment for manufacturing flat panel displays and development of vapor lubrication equipment for manufacturing thin film disks.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services costs. Domestic sales are made by Intevac's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. Intevac also has a subsidiary in Singapore to support customers in Southeast Asia. Intevac markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense totaled $7.2 million, $10.9 million and $11.4 million in 1999, 1998 and 1997, respectively, representing 16.8%, 11.3% and 8.6% of net revenues. The primary reason for the decrease from 1998 to 1999 was a lower level of selling, general and administrative expense in the Equipment Business. The lower level of expense was primarily due to a decline in selling, general and administrative staff from 77 employees to 37 employees during 1999 as a result of a March 1999 reduction in force, attrition, and the reassignment of certain administrative employees to operations. The decrease in selling, general and administration expenses from 1997 to 1998 was primarily the result of a decline in selling, general and administrative staff from 99 employees to 77 employees as a result of reductions in force that took place in March and August of 1998.

     Restructuring and other expense. Restructuring and other expense was $3.1 million and $1.1 million in 1999 and 1998, respectively.

     During the fourth quarter of 1999, Intevac adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC's facility in Hayward, California. Twenty-two employees out of Intevac's staff of contract and regular personnel will be terminated as a result. Intevac incurred a charge of $1,639,000 related to this plan. The significant components of this charge included $679,000 for inventory write-downs which were charged to cost of revenues, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles. As of December 31, 1999, approximately $679,000 of inventory had been written down, $152,000 of intangibles had been written off and $788,000 remained in other accrued liabilities related to the other items of the plan.

     During the third quarter of 1999, Intevac adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, California. Intevac incurred a charge of $2,225,000 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with maintaining the building through May 2000, $580,000 for the write-off of leasehold improvements and $584,000 for moving out of the building. As of December 31, 1999, approximately $179,000 had been spent moving out of the building, $167,000 had been spent on rent due on the facility, $93,000 of fixed assets had been written off, $52,000 had been spent on operating costs and $20,000 in termination benefits had been paid out to affected employees. In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility, leaving a balance of $1,617,000 in other accrued liabilities at December 31, 1999.

     During the first quarter of 1999, Intevac implemented a reduction in force of 17 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, California. Intevac incurred a charge of $115,000 related to severance costs for the affected employees. As of December 31, 1999, all of the severance had been paid.

     During the third quarter of 1998, Intevac implemented a reduction in force of 27 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. Intevac incurred a charge of $71,000 related to severance costs for the affected employees.

     During the first quarter of 1998, Intevac adopted an expense reduction plan that included a reduction in force of 90 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, Intevac relocated its RTP Operation from Rocklin to Intevac's Santa Clara headquarters and closed the Rocklin facility. Intevac incurred a charge of $1,164,000 related to the expense reduction plan. The significant components of this charge included $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was completed in the second quarter of 1998. In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility. In the first quarter of 1999, Intevac negotiated an early termination of its lease commitment in Rocklin, CA. which resulted in Intevac reversing the remaining $132,000 of the restructuring reserve.

     Acquired in-process research and development. Intevac recognized a charge for acquired in-process research and development of $0.3 million during 1997 as a result of the acquisition of its electron beam processing equipment product line.

     Interest expense. Interest expense consists primarily of interest on the Convertible Notes issued in the first quarter of 1997, and to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense totaled $3.7 million, $4.2 million and $3.6 million in 1999, 1998 and 1997, respectively. The decline in interest expense was primarily the result of the repurchase by Intevac of $16.3 million of its 6.5% Convertible Notes Due 2004 (the "Convertible Notes") during 1999. The repurchase reduced the balance outstanding of the Convertible Notes to $41.2 million.

     Interest income and other, net. Interest income and other, net totaled $3.6 million, $3.2 million and $3.3 million in 1999, 1998 and 1997, respectively. Interest income and other, net in 1999 consisted of $2.1 million of interest income on Intevac's investments, $1.1 million of dividends on Intevac's interest in the 601 California Avenue LLC, and $0.5 million of gains on foreign currency forward contracts. Interest income and other, net in 1998 consisted of $2.8 million of interest income on Intevac's investments, $0.7 million of dividends on Intevac's interest in the 601 California Avenue LLC, $0.4 million of deferred income related to the sale of Intevac's interest in Chorus Corporation, early payment discounts, and $0.9 million of losses on foreign currency forward contracts. Interest income and other, net in 1997 consisted of $2.3 million of interest income, $0.8 million of deferred income related to the sale of Intevac's interest in Chorus Corporation and early payment discounts, which were partially offset by a foreign currency translation loss.

     Discontinued operations. In March 1995, Intevac adopted a formal plan to discontinue its night vision business and sold its night vision business to Litton Systems, Inc. in May 1995. In 1998, Intevac recognized net income from discontinued operations of $1.0 million, net of income taxes, from the reversal of reserves established at the time of the sale and from payment received from Litton for excess warranty reserves transferred during the sale of the night vision business.

     6 1/2% Convertible Subordinated Notes Due 2004. In July 1998, Intevac's Board of Directors approved the repurchase in the open market of up to $19.0 million of the Convertible Notes. Intevac repurchased $16.3 million of its Convertible Notes during 1999 from which it recognized a gain of $3.8 million, net of applicable taxes.

     Provision for (benefit from) income taxes. For the year ended December 31, 1999, Intevac realized a $8.3 million tax benefit provision, equivalent to a 38% annual tax rate, on a pretax loss from continuing operations of $22.0 million. Intevac's 1999 effective tax rate differed from the applicable statutory rates primarily due to benefits from tax-exempt interest income, which were partially offset by nondeductible goodwill amortization. A net deferred tax asset of $7.7 million is reflected in the financial statements at December 31, 1999. Management believes it is more likely than not that Intevac will realize the benefit of this asset.

     For the year ended December 31, 1998, Intevac realized a $0.9 million tax benefit provision, equivalent to a 60% annual tax rate, on a pretax loss from continuing operations of $1.5 million. Intevac's 1998 tax benefit was primarily due to tax-exempt interest income and benefits from Intevac's foreign sales corporation, partially offset by non-deductible goodwill amortization.

     For the year ended December 31, 1997, income tax expense as a percentage of pretax income was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Intevac's operating activities in 1999 used cash of $7.7 million primarily as a result of the net loss incurred by Intevac, the non-cash gain on the purchase of Convertible Notes and a reduction in customer advances which were partially offset by depreciation and amortization, a reduction in inventory and an increase in accrued liabilities.

     Investing activities in 1998 provided cash of $17.6 million primarily due to the net sale of $19.3 million of investments, which was partially offset by the purchase of $1.7 million of property and equipment.

     Financing activities in 1998 used $10.6 million of cash as a result of the repurchase of $16.3 million of Intevac's Convertible Notes due 2004 for $9.7 million and the repurchase of 321,000 shares of Intevac's common stock for $1.6 million under Intevac's stock repurchase plan, which was partially offset by $0.7 million in proceeds from the sale of Intevac's stock to employees under the employee stock option and employee stock purchase plans.

     At December 31, 1999, Intevac had $40.9 million of cash, cash equivalents and short-term investments. Intevac intends to undertake approximately $3 million in capital expenditures during the next 12 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the next twelve months and for the foreseeable future.

YEAR 2000

     In late 1999, Intevac completed the remediation and testing of its systems to ensure compliance with the Year 2000. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs of remediation efforts were immaterial.

     The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                                                                                                    FAIR
                                      2000      2001    2002   2003    2004     BEYOND    TOTAL     VALUE
                                     -------   ------   ----   ----   -------   ------   -------   -------
                                                                (IN THOUSANDS)
Cash equivalents
  Variable rate....................  $ 2,730       --     --     --        --    --      $ 2,730   $ 2,730
  Average rate.....................     5.72%      --     --     --        --    --
Short-term investments
  Variable rate....................  $37,600       --     --     --        --    --      $37,600   $37,600
  Average rate.....................     4.44%      --     --     --        --    --
Total investments
  Securities.......................  $40,330       --     --     --        --    --      $40,330   $40,330
  Average rate.....................     4.53%      --     --     --        --    --
Long-term debt
  Fixed rate.......................       --   $1,943     --     --   $41,245    --      $43,188   $27,566
  Average rate.....................     6.46%    6.46%  6.50%  6.50%     6.50%   --

     Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results. At December 31, 1999, the Company had approximately $1.5 million (notional amount) of short-term foreign currency forward exchange contracts denominated in yen, which have not been designated as hedge contracts for accounting purposes. This contract expires in the first quarter of 2000.

     The following table provides information about the Company's foreign currency forward exchange contracts at December 31, 1999.

                                                                       AVERAGE     ESTIMATED
                                                         NOTIONAL     CONTRACT        FAIR
                                                          AMOUNT        RATE         VALUE
                                                         ---------    ---------    ----------
                                                         (IN THOUSANDS EXCEPT CONTRACT RATE)
Foreign currency forward exchange contracts:
  Japanese yen.........................................   $1,532       118.16        $(251)
                                                          ------                     -----
                                                          $1,532                     $(251)
                                                          ======                     =====

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
January 21, 2000

                                 INTEVAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,295    $  3,991
  Short-term investments....................................   37,600      56,925
  Accounts receivable, net of allowances of $1,713 and
    $1,629 at December 31, 1999 and 1998,
    respectively............................................    5,744      10,169
  Income taxes recoverable..................................    5,463          --
  Inventories, including $0 and $3,389 at customers at
    December 31, 1999 and 1998,
    respectively............................................   15,965      22,102
  Prepaid expenses and other current assets.................      512         658
  Deferred tax assets.......................................    4,571       7,008
                                                              -------    --------
Total current assets........................................   73,150     100,853
Property, plant, and equipment, at cost:
  Buildings and improvements................................    6,441       6,262
  Machinery and equipment...................................   18,017      17,747
                                                              -------    --------
                                                               24,458      24,009
  Less accumulated depreciation and amortization............   12,083      10,878
                                                              -------    --------
                                                               12,375      13,131
Investment in 601 California Avenue LLC.....................    2,431       2,431
Goodwill, net of amortization of $4,516 and $3,471 at
  December 31, 1999 and 1998, respectively..................    2,038       3,083
Other intangibles, net of amortization of $2,374 and $1,981
  at December 31, 1999 and 1998, respectively...............       67         460
Debt issuance costs, net of amortization of $1,285 and $603
  at December 31, 1999 and 1998, respectively...............    1,018       1,700
Deferred tax assets and other long term assets..............    3,303       1,318
                                                              -------    --------
         Total assets.......................................  $94,382    $122,976
                                                              =======    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,014    $  2,034
  Accrued payroll and related liabilities...................    1,533       1,880
  Accrued income taxes......................................    2,778         701
  Accrued product warranties................................      801       2,015
  Other accrued liabilities.................................    5,262       4,097
  Book overdraft............................................      332         722
  Customer advances.........................................    9,851      11,630
                                                              -------    --------
Total current liabilities...................................   21,571      23,079
Convertible notes...........................................   41,245      57,500
Other long-term debt........................................    1,943       1,961
Commitments and contingencies
Shareholders' equity:
  Undesignated preferred stock, no par value, 10,000 shares
    authorized, no shares issued and outstanding............       --          --
  Common stock, no par value:
    Authorized shares -- 50,000
    Issued and outstanding shares -- 11,715 and 11,887 at
     December 31, 1999 and 1998, respectively...............   18,170      17,917
  Other comprehensive income................................       --         122
  Retained earnings.........................................   11,453      22,397
                                                              -------    --------
         Total shareholders' equity.........................   29,623      40,436
                                                              -------    --------
         Total liabilities and shareholders' equity.........  $94,382    $122,976
                                                              =======    ========

                            See accompanying notes.

                                 INTEVAC, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
Net revenues................................................  $42,962    $95,975    $133,207
Cost of net revenues........................................   40,410     71,717      91,255
                                                              -------    -------    --------
Gross profit................................................    2,552     24,258      41,952
Operating expenses:
  Research and development..................................   14,136     12,743      10,716
  Selling, general, and administrative......................    7,226     10,879      11,399
  Restructuring and other...................................    3,069      1,088          --
  Acquired in-process research and development..............       --         --         299
                                                              -------    -------    --------
          Total operating expenses..........................   24,431     24,710      22,414
                                                              -------    -------    --------
Operating income (loss).....................................  (21,879)      (452)     19,538
Interest expense............................................   (3,711)    (4,187)     (3,581)
Interest income.............................................    2,100      2,832       2,270
Other income and expense, net...............................    1,532        344         998
                                                              -------    -------    --------
Income (loss) from continuing operations before income
  taxes.....................................................  (21,958)    (1,463)     19,225
Provision for (benefit from) income taxes...................   (8,344)      (882)      6,728
                                                              -------    -------    --------
Income (loss) from continuing operations....................  (13,614)      (581)     12,497
Extraordinary items:
  Gain from discontinued operations, net of applicable
     income taxes of $495...................................       --      1,005          --
  Gain from repurchase of convertible notes, net of
     applicable income taxes of $2,355......................    3,844         --          --
                                                              -------    -------    --------
Income from extraordinary items.............................    3,844      1,005          --
                                                              -------    -------    --------
Net income (loss)...........................................  $(9,770)   $   424    $ 12,497
                                                              -------    -------    --------
Other comprehensive income:
  Unrealized foreign currency translation adjustment........       --        122          --
                                                              -------    -------    --------
Total adjustments...........................................       --        122          --
                                                              -------    -------    --------
Total comprehensive income (loss)...........................  $(9,770)   $   546    $ 12,497
                                                              =======    =======    ========
Basic earnings per share:
  Income (loss) from continuing operations..................  $( 1.16)   $ (0.05)   $   1.00
  Net income (loss).........................................  $ (0.83)   $  0.04    $   1.00
  Shares used in per share amounts..........................   11,777     12,052      12,514
Diluted earnings per share:
  Income (loss) from continuing operations..................  $ (1.16)   $ (0.05)   $   0.94
  Net income (loss).........................................  $ (0.83)   $  0.03    $   0.94
  Shares used in per share amounts..........................   11,777     12,354      15,385

                            See accompanying notes.

                                 INTEVAC, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  ACCUMULATED
                                                COMMON STOCK         OTHER                      TOTAL
                                              ----------------   COMPREHENSIVE   RETAINED   STOCKHOLDER'S
                                              SHARES   AMOUNT       INCOME       EARNINGS      EQUITY
                                              ------   -------   -------------   --------   -------------
Balance at December 31, 1996................  12,449    16,747         --         16,989        33,736
  Sale of common stock under stock option
     plan...................................      37       106         --             --           106
  Sale of common stock under employee stock
     purchase plan..........................     143       850         --             --           850
  Repurchase of common stock................    (475)     (640)        --         (4,387)       (5,027)
  Income tax benefits realized from activity
     in employee stock plans................      --       273         --             --           273
  Net income................................      --        --         --         12,497        12,497
                                              ------   -------       ----        -------       -------
Balance at December 31, 1997................  12,154    17,336         --         25,099        42,435
  Sale of common stock under stock
     option plan............................      39       130         --             --           130
  Sale of common stock under employee stock
     purchase plan..........................     151     1,001         --             --         1,001
  Repurchase of common stock................    (457)     (670)        --         (3,126)       (3,796)
  Income tax benefits realized from activity
     in employee stock plans................      --       120         --             --           120
  Change in foreign currency translation
     adjustments............................      --        --        122             --           122
  Net income................................      --        --         --            424           424
                                              ------   -------       ----        -------       -------
Balance at December 31, 1998................  11,887   $17,917       $122        $22,397       $40,436
  Sale of common stock under stock
     option plan............................      27        38         --             --            38
  Sale of common stock under employee stock
     purchase plan..........................     122       684         --             --           684
  Repurchase of common stock................    (321)     (491)        --         (1,174)       (1,665)
  Income tax benefits realized from activity
     in employee stock plans................      --        22         --             --            22
  Change in foreign currency translation
     adjustments............................      --        --       (122)            --          (122)
  Net income................................      --        --         --         (9,770)       (9,770)
                                              ------   -------       ----        -------       -------
Balance at December 31, 1999................  11,715   $18,170       $ --        $11,453       $29,623
                                              ======   =======       ====        =======       =======

                            See accompanying notes.

                                 INTEVAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDING DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              --------    --------    ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $(13,614)   $   (581)   $  12,497
Income from extraordinary items.............................     3,844       1,005           --
                                                              --------    --------    ---------
Net income (loss)...........................................    (9,770)        424       12,497
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
  Depreciation..............................................     3,805       5,244        2,588
  Amortization of intangibles...............................     1,578       2,130        2,435
  Acquired in-process research and development..............        --          --          299
  Gain on sale of Chorus investment.........................        --        (395)        (785)
  Gain on sale of discontinued operations...................        --        (794)          --
  Gain on purchase of convertible notes.....................    (6,199)         --           --
  (Gain)/loss on IMAT investment............................       (39)        206          144
  Restructuring and other charges -- non-cash portion.......       428         506           --
  Loss on disposal of equipment.............................       336         206           79
  Changes in assets and liabilities:
    Accounts receivable.....................................    (1,038)       (535)       8,377
    Inventory...............................................     4,147      11,818       (8,494)
    Prepaid expenses and other assets.......................       586      (1,651)      (2,119)
    Accounts payable........................................    (1,020)     (2,551)        (107)
    Accrued payroll and other accrued liabilities...........     1,287      (3,049)       5,593
    Customer advances.......................................    (1,779)    (16,617)       5,102
    Discontinued operations -- non-cash changes and working
      capital
      changes...............................................        --          --          194
                                                              --------    --------    ---------
Total adjustments...........................................     2,092      (5,482)      13,306
                                                              --------    --------    ---------
Net cash and cash equivalents provided by (used in)
  operating activities......................................    (7,678)     (5,058)      25,803
INVESTING ACTIVITIES
Purchase of investments.....................................   (50,880)    (56,500)    (118,345)
Proceeds from sales and maturities of investments...........    70,205      46,286       71,634
Purchase of equipment.......................................    (1,736)     (2,898)      (6,092)
Investment in IMAT..........................................        --          --         (436)
Investment in RPC Industries................................        --          --         (955)
Proceeds from sale of Chorus Investment.....................                   395          785
                                                              --------    --------    ---------
Net cash and cash equivalents provided by (used in)
  investing activities......................................    17,589     (12,717)     (53,409)
FINANCING ACTIVITIES
Notes payable and line of credit repayments.................        --          --          (27)
Proceeds from issuance of common stock......................       722       1,131          956
Repurchase of common stock..................................    (1,665)     (3,796)      (5,027)
Repurchase of Intevac convertible notes.....................    (9,664)         --           --
Proceeds from convertible bond offering.....................        --          --       55,197
                                                              --------    --------    ---------
Net cash and cash equivalents provided by (used in)
  financing activities......................................   (10,607)     (2,665)      51,099
                                                              --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........      (696)    (20,440)      23,493
Cash and cash equivalents at beginning of period............     3,991      24,431          938
                                                              --------    --------    ---------
Cash and cash equivalents at end of period..................  $  3,295    $  3,991    $  24,431
                                                              ========    ========    =========
Cash paid (received) for:
  Interest..................................................  $  3,555    $  3,481    $   2,074
  Income taxes..............................................        --       4,065        6,233
  Income tax refund.........................................    (3,099)         --           --
Other non-cash changes:
  Inventories transferred to (from) property, plant and
    equipment...............................................  $  1,942    $   (767)   $     567
  Income tax benefit realized from activity in employee
    stock plans.............................................        22         120          273

                            See accompanying notes.

                                 INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND NATURE OF OPERATIONS

     Intevac, Inc.'s ("Intevac" or the "Company") Equipment Business is a leading supplier of static sputtering systems and related manufacturing equipment used to manufacture thin-film disks for computer hard disk drives. The Company's principal product, the MDP-250 disk sputtering system, enables disk manufacturers to produce high performance, high capacity disks. The Company sells its sputtering systems to both captive and merchant thin film disk manufacturers. The Company sells and markets its products directly in the United States, and through exclusive distributors in Japan and Korea. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore.

     The Company's Photonics Business develops technology that permits highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology when combined with advanced silicon integrated circuits makes it possible to produce highly sensitive video cameras. This development work is creating new products for both military and industrial applications.

     During the fourth quarter of 1999, the Company adopted a plan to discontinue its electron beam processing equipment product line and to close the facility in Hayward, California where that equipment is built.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Intevac and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

  Revenue Recognition

     Systems and components -- Revenues for disk sputtering systems, flat panel equipment and electron beam processing systems are recognized upon customer acceptance. Revenues for system component sales are recognized upon shipment.

     Service and Maintenance -- Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as services are performed.

     Technology Development -- The Company performs best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Upon completion of each contract, each party will typically receive certain rights to the technical and computer software data developed under the contract. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company's costs in return for a joint interest to the Company's rights at the end of the contract.

     Net revenues and related cost of net revenues associated with these contracts were $7,067,000 and $7,071,000 for 1999, respectively, $5,931,000 and
$5,959,000 for 1998, respectively and $5,184,000 and $5,871,000 for 1997, respectively.

  Warranty

     The Company's standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated cost of warranty is recorded upon customer acceptance for systems and upon shipment for non-system products.

                                 INTEVAC, INC.

  International Distribution Costs

     The Company makes payments to agents and distributors under certain agreements related to international sales in return for obtaining orders and providing installation and warranty services. Certain of these payments to agents and distributors are included in cost of net revenues. These amounts totaled approximately $0, $72,000 and $1,796,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 1999, 1998 and 1997 were insignificant.

  Customer Advances

     Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and shipment of the systems. Customer advances related to systems that have not been shipped to customers included in accounts receivable represent $930,000 and $1,839,000 at December 31, 1999 and 1998, respectively.

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

     Cash and cash equivalents represent cash accounts and money market funds. Short-term investments of $37,600,000 and $56,925,000 at December 31, 1999 and 1998, respectively, consist primarily of investments in tax-exempt market auction rate preferred municipal bonds. Fair values are based on quoted market prices. The amount of unrealized gain or loss was not significant for the years ended December 31, 1999 and 1998. Gross realized gains and losses for the years ended December 31, 1999, 1998 and 1997 were not significant.

  Long-lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, Intevac will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

                                 INTEVAC, INC.

  Foreign Exchange Contracts

     The Company may enter into foreign currency forward exchange contracts to hedge certain of its foreign currency transaction, translation and re-measurement exposures. The Company's accounting policies for some of these instruments are based on the Company's designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be "marked to market" at the end of each accounting period. The criteria the Company uses for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency forward exchange contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

     During fiscal 1999 and 1998, the Company entered into yen denominated foreign currency forward exchange contracts to hedge anticipated yen denominated sales. The Company has not designated these foreign currency forward contracts as hedge transactions; therefore, the contracts have been "marked to market." No foreign currency contracts were entered into in fiscal 1997.

     As of December 31, 1999, the Company had one foreign currency forward exchange contract outstanding denominated in Japanese yen for approximately $1,532,000. This contract expires in the first quarter of 2000. In fiscal 1999, the Company has recorded transaction losses of $251,000 related to this contract. The carrying amount and fair value of the contracts as of December 31, 1999 were ($251,000) and ($251,000), respectively.

     While the notional amounts of foreign exchange contracts are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties' obligations exceed our obligation to the counterparties.

  Inventories

     Inventories for systems and components are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $ 2,307    $ 6,907
Work-in-progress.........................................   13,658     11,653
Finished goods...........................................       --      3,542
                                                           -------    -------
                                                           $15,965    $22,102
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

                                 INTEVAC, INC.

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

     As of December 31, 1998, the $122,000 balance of accumulated other comprehensive income was comprised entirely of accumulated foreign currency translation adjustments. No income tax effect has been recorded related to the comprehensive income. There was no accumulated other comprehensive income as of December 31, 1999 or 1997.

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

                                 INTEVAC, INC.

  Net income per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Numerator:
  Income (loss) from continuing operations..................  $(13,614)   $  (581)   $12,497
  Income from extraordinary items, net of applicable income
     taxes..................................................     3,844      1,005         --
                                                              --------    -------    -------
  Net income (loss).........................................  $ (9,770)   $   424    $12,497
                                                              ========    =======    =======
  Numerator for basic earnings per share -- income (loss)
     available to common stockholders.......................    (9,770)       424     12,497
  Effect of dilutive securities:
     6 1/2% convertible notes (1)...........................        --         --      1,911
                                                              --------    -------    -------
Numerator for diluted earnings per share -- income (loss)
  available to common stockholders after assumed
  conversions...............................................  $ (9,770)   $   424    $14,408
                                                              ========    =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................    11,777     12,052     12,514
  Effect of dilutive securities:
     Employee stock options(2)..............................        --        302        527
     6 1/2% convertible notes(1)............................        --         --      2,344
                                                              --------    -------    -------
  Dilutive potential common shares..........................        --        302      2,871
                                                              --------    -------    -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions........    11,777     12,354     15,385
                                                              ========    =======    =======

---------------
(1) Diluted EPS for the twelve-month periods ended December 31, 1999 and December 31, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the twelve-month period ended December 31, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive.

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

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial

                                 INTEVAC, INC.

statements. The adoption of SAB 101 has not had a significant impact on the Company's consolidated results of operations.

 3. CONCENTRATIONS

  Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short-term investments, accounts receivable and foreign exchange forward contracts. The Company generally invests its excess cash in money market funds and in market auction rate preferred municipal bonds, which have contracted maturities generally within one year. By policy, the Company's investments in commercial paper, certificates of deposit, Eurodollar time deposits, or banker's acceptances are rated A1/P1 or better. Investments in tax-exempt or tax advantaged instruments, such as variable rate municipal bonds are rated A or better. To date, the Company has not incurred losses related to these investments.

     Historically, a significant portion of the Company's revenues in any particular period have been attributable to sales to a limited number of customers. The Company performs credit evaluations of its customers' financial conditions and requires deposits on system orders but does not generally require collateral or other security to support customer receivables. The Company's largest customers tend to change from period to period as a function of each customer's plans to renovate, or add to existing production capacity.

  Products

     Disk sputtering equipment contributed a significant portion of the Company's revenues in 1999. The Company expects that its ability to maintain or expand its current levels of revenues and to return to profitability in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive disk sputtering equipment and its success in developing other products such as flat panel display equipment and photonics devices.

  Markets

     The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements, new product introductions and enhancements. The market for capital equipment is dependent upon the decision of a prospective customer to replace obsolete equipment, or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. In addition, the business cycle and the individual industry cyclicality may cause prospective customers to postpone decisions regarding purchases of the Company's systems.

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

 5. EQUITY INVESTMENTS

  601 California Avenue LLC

     In 1995, the Company entered into a Limited Liability Company Operating Agreement (the "Operating Agreement"), which expires December 31, 2015, with 601 California Avenue LLC (the "LLC"), a California limited liability company formed and owned by the Company and certain shareholders of the Company at that time. Under the Operating Agreement, the Company transferred its leasehold interest in the site of the Company's discontinued night vision business (the "Site") in exchange for a preferred share in LLC with a face value of $3,900,000. The Company is accounting for the investment under the cost method and has recorded its investment in LLC at $2,431,000, which represents the Company's historical carrying value of the leasehold interest in the Site. The preferred share in LLC pays a 10% annual cumulative preferred dividend.

     During 1996, LLC formed a joint venture with Stanford (the "Stanford JV") to develop the property. The project was completed and leased in August 1998. The Company received dividends of $1,077,000 and $650,000 from LLC in 1999 and 1998, respectively. The dividends received during 1998 and 1999 consisted of the annual $390,000 dividend plus the cumulative dividends earned in prior years. As of December 31, 1999

                                 INTEVAC, INC.

all outstanding cumulative dividends on the preferred share had been paid. These dividends are included in other income and expense.

  IMAT Inc.

     On June 27, 1997, the Company entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac's flat panel display equipment in Japan and other Asian countries. The Company invested $436,000 for 49% of the voting stock of the joint venture. The joint venture is being accounted for under the equity method. Gains and losses related to the Company's share of the joint venture are reflected in other income and expense, net on the consolidated statements of income. The Company's equity in the net income or (loss) of IMAT, Inc. was $15,000, ($217,000) and ($89,000) in 1999,
1998 and 1997, respectively. Revenues have been recognized for 2 system shipments to IMAT, which were accepted by the customer in 1999. In February of 1999, the Company entered into an agreement to guarantee up to 14,700,000 Yen of IMAT's debt. At December 31, 1999, the Company had an outstanding accounts receivable balance of $1,228,000 with IMAT.

 6. LINE OF CREDIT

     As of December 31, 1999, the Company had secured its $1,918,000 note related to the purchase of Cathode with a stand-by letter of credit through its bank. No additional lines of credit existed at December 31, 1999.

 7. COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 2002. The facility leases require the Company to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

     Future minimum rental payments under these leases at December 31, 1999 are as follows (in thousands):

2000........................................  $2,318
2001........................................   2,144
2002........................................     536
                                              ------
Total.......................................  $4,998
                                              ======

     Gross rental expense was approximately $2,652,000, $2,977,000 and $2,492,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Offsetting rental expense for the periods ending December 31, 1999, 1998 and 1997 was sublease income of $238,000, $238,000 and $69,000, respectively.

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

                                 INTEVAC, INC.

 8. EMPLOYEE BENEFIT PLAN

     In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made contributions of $170,000, $204,000 and $174,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Administrative expenses relating to the plan are insignificant.

 9. LONG-TERM DEBT

     In 1996, the Company issued notes related to the purchase of Cathode. The notes bear interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note are made quarterly based on unit sales of the Cathode sputter sources. Any remaining balance on the notes on January 24, 2001 is due in full regardless of sputter source sales.

10. CONVERTIBLE NOTES

     During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes (the "Convertible Notes"), which mature on March 1, 2004. Interest is payable to the note holders on each March 1st and September 1st. The notes are convertible into shares of the Company's common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million have been deferred. Such expenses are being amortized to interest expense over the term of the notes.

     During 1999, the Company repurchased $16,255,000, face value, of its Convertible Notes. The repurchase resulted in a gain of $3,844,000 (net of income taxes).

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

                                 INTEVAC, INC.

  Business Segment Net Revenues

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Equipment
  Trade............................................   $36,008     $90,257    $129,559
  Inter-segment....................................        --         354          65
                                                     --------    --------    --------
                                                       36,008      90,611     129,624
Photonics
  Trade............................................     6,954       5,718       3,648
Corporate activities...............................        --        (354)        (65)
                                                     --------    --------    --------
          Total....................................   $42,962     $95,975    $133,207
                                                     ========    ========    ========

  Business Segment Profit & Loss

                                                         1999       1998       1997
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Equipment(1).........................................  $(16,667)   $ 2,257    $22,501
Photonics............................................      (935)      (125)      (363)
Corporate activities(2)..............................    (4,277)    (2,584)    (2,600)
                                                       --------    -------    -------
Operating income (loss)..............................   (21,879)      (452)    19,538
Interest expense.....................................    (3,711)    (4,187)    (3,581)
Interest income......................................     2,100      2,832      2,270
Other income and expense, net........................     1,532        344        998
                                                       --------    -------    -------
Income (loss) from continuing operations before
  income taxes.......................................  $(21,958)   $(1,463)   $19,225
                                                       ========    =======    =======

     (1) Includes restructuring and other charge of $1,639 and $1,088 in 1999 and 1998, respectively.

     (2) Includes restructuring and other charge of $2,128 in 1999.

  Business Segment Assets

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Equipment..........................................   $29,871    $ 41,825    $ 57,726
Photonics..........................................     4,483       5,032       2,912
Corporate activities...............................    60,028      76,119      87,156
                                                     --------    --------    --------
          Total assets.............................   $94,382    $122,976    $147,794
                                                     ========    ========    ========

  Business Segment Property, Plant & Equipment

                     ADDITIONS                         1999        1998        1997
                     ---------                       --------    --------    --------
                                                              (IN THOUSANDS)
Equipment(1).......................................    $4,230      $1,734      $5,499
Photonics..........................................       794       1,015         406
Corporate activities...............................       278         149         754
                                                     --------    --------    --------
          Total additions..........................    $5,302      $2,898      $6,659
                                                     ========    ========    ========

     (1) Includes inventory transferred to fixed assets of $1,942 and $567 in 1999 and 1997, respectively.

                                 INTEVAC, INC.

                      DEPRECIATION                          1999      1998      1997
                      ------------                         ------    ------    ------
                                                                 (IN THOUSANDS)
Equipment(1).............................................  $2,808    $3,364    $2,108
Photonics................................................     512       328       301
Corporate activities.....................................     485       308       179
                                                           ------    ------    ------
          Total depreciation.............................  $3,805    $4,000    $2,588
                                                           ======    ======    ======

     (1) Excludes amortization related to assets leased to a third party of $1,244 in 1998.

  Geographic Area Net Trade Revenues

                                                        1999       1998        1997
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
United States........................................  $17,254    $44,983    $ 48,472
Far East.............................................   25,372     49,050      84,729
Europe...............................................      234        391           3
Rest of World........................................      102      1,551           3
                                                       -------    -------    --------
          Total revenues.............................  $42,962    $95,975    $133,207
                                                       =======    =======    ========

  Major Customers

     In 1999 Matsubo, the Company's Japanese distributor; Seagate; and Lockheed Martin each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 66% of net revenues. In 1998 Matsubo, HMT Technology and MMC Technology each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 71% of net revenues. In 1997 Matsubo, HMT Technology and Trace Storage Technology each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 69% of net revenues.

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

     The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors. Options granted under the 1991 Stock Option/Stock Issuance Plan are immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. The Company may repurchase shares that are not vested. One share, 7,169 shares and 10,002 shares were subject to repurchase at December 31, 1999, 1998 and 1997, respectively.

                                 INTEVAC, INC.

     In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") under which employees, non-employee directors and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date; and (ii) the Employee Stock Purchase Plan. The 1995 Plan, as amended in 1998, serves as the successor equity incentive program to the Company's 1991 Plan. Upon adoption of the 1995 Plan, all shares available for issuance under the 1991 Plan were transferred to the 1995 Plan. As of December 31, 1999, 1,840,661 shares of common stock are authorized for future issuance under the 1995 Plan. Options granted under the 1995 Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

     Options to purchase 692,457, 481,551 and 374,688 shares were vested at December 31, 1999, 1998 and 1997, respectively.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.15%, 4.66% and 5.46%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 0.855, 0.800 and 0.700; and a weighted-average expected life of the option of 0.25, 0.25 and 0.25 years beyond each respective vesting period.

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

     Under the 1995 Employee Stock Purchase Plan, as amended in 1999, (the "ESPP"), the Company is authorized to issue up to 1,000,000 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 80% of eligible employees have participated in the ESPP. Under the ESPP, the Company sold 122,325, 150,819 and 142,735 shares to employees in 1999, 1998 and 1997, respectively. As of December 31, 1999, 521,654 shares remained reserved for issuance under the ESPP. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of FAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.78%, 4.68% and 6.10%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.855,
0.800 and 0.700; and an expected life of 1.99 years, 1.98 years and 0.78 years (the offering period ends July 31,

                                 INTEVAC, INC.

2001 for the subscription period that began in August 1999). The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 were $2.94, $5.37 and $6.48, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1999           1998          1997
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss).................................   $(11,343)      $(1,491)      $10,742
Pro forma earnings (loss) per share
  Basic.....................................................   $  (0.96)      $ (0.12)      $  0.86
  Diluted...................................................   $  (0.96)      $ (0.12)      $  0.82

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                         1999                           1998                           1997
                             ----------------------------   ----------------------------   ----------------------------
                                         WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                              OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                             ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding -- beginning of
  year.....................  1,599,762        $6.92         1,573,713        $ 8.77        1,265,942        $ 7.91
  Granted..................    399,100         4.70           713,700          7.16          448,000         12.38
  Exercised................    (26,497)        1.45           (39,350)         3.22          (37,728)         2.91
  Forfeited................   (475,995)        8.82          (648,301)        11.90         (102,501)        16.05
Outstanding -- end of
  year.....................  1,496,370         5.82         1,599,762          6.92        1,573,713          8.77
Exercisable at end of
  year.....................    797,470        $5.81           715,072        $ 5.98          748,378        $ 5.79
Weighted-average fair value
  of options granted during
  the year.................                   $2.64                          $ 3.86                         $ 6.14

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1999

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   -----------------------------------------------------   ----------------------------------
                        NUMBER                                                  NUMBER
                   OUTSTANDING AS OF   WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE AS OF      WEIGHTED
    RANGE OF         DECEMBER 31,         REMAINING          AVERAGE         DECEMBER 31,         AVERAGE
 EXERCISE PRICES         1999          CONTRACTUAL LIFE   EXERCISE PRICE         1999          EXERCISE PRICE
 ---------------   -----------------   ----------------   --------------   -----------------   --------------
$ 0.150 -- $ 2.175       151,373           4.19 yrs           $ 1.50            151,373            $ 1.50
$ 3.813 -- $ 3.813       195,800           9.92 yrs           $ 3.81                  0            $ 0.00
$ 4.500 -- $ 5.375       155,100           9.37 yrs           $ 5.36             15,000            $ 5.38
$ 6.000 -- $ 6.000       371,158           5.61 yrs           $ 6.00            371,158            $ 6.00
$ 6.063 -- $ 6.625       304,620           8.71 yrs           $ 6.50             73,160            $ 6.51
$ 6.750 -- $11.625       302,319           7.52 yrs           $ 7.81            173,879            $ 7.78
$15.125 -- $21.250        16,000           6.43 yrs           $20.87             12,900            $21.06
                       ---------                                                -------
$ 0.150 -- $21.250     1,496,370           7.45 yrs           $ 5.82            797,470            $ 5.81

                                 INTEVAC, INC.

13. INCOME TAXES

     The provision for income taxes on income from continuing operations consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Federal:
  Current.............................................  $(8,552)   $   630    $ 7,640
  Deferred............................................      843     (1,420)    (2,274)
                                                        -------    -------    -------
                                                         (7,709)      (790)     5,366
State:
  Current.............................................        2        124      1,655
  Deferred............................................     (637)      (216)      (293)
                                                        -------    -------    -------
                                                           (635)       (92)     1,362
                                                        -------    -------    -------
          Total.......................................  $(8,344)   $  (882)   $ 6,728
                                                        =======    =======    =======

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduce taxes currently payable for 1999, 1998 and 1997 as shown above by $22,000, $120,000 and $273,000, respectively. Such benefits are credited to additional paid-in capital when realized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Deferred tax assets:
  Vacation accrual..........................................  $  309    $  430
  Warranty reserve..........................................     333       838
  Bad debt reserve..........................................     713       678
  Inventory valuation.......................................   1,981     4,122
  Restructuring.............................................   1,001       130
  AMT credit carry-forward..................................   1,641       669
  State NOL carry-forward...................................     592        --
  Other.....................................................   1,581     1,527
                                                              ------    ------
          Total deferred tax assets.........................  $8,151    $8,394
                                                              ------    ------
Deferred tax liabilities:
  Other individually immaterial items.......................  $  429    $  181
                                                              ------    ------
          Total deferred tax liabilities....................  $  429    $  181
                                                              ------    ------
Net deferred tax assets.....................................  $7,722    $8,213
                                                              ======    ======

     The State NOL carry-forward expires in 2004 if not previously utilized. The AMT credit carry-forwards do not expire.

                                 INTEVAC, INC.

     A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              -------    -----    ------
Income taxes computed at the federal statutory rate.........  $(7,685)   $(512)   $6,729
State taxes (net of federal benefit)........................     (413)     (60)      885
Foreign Sales Corporation benefit...........................       --     (114)     (840)
Tax exempt income...........................................     (467)    (788)     (700)
Goodwill amortization.......................................      366      419       463
Other.......................................................     (145)     173       191
                                                              -------    -----    ------
          Total.............................................  $(8,344)   $(882)   $6,728
                                                              =======    =====    ======

14. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENTS

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass-coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $9,450,000. At December 31, 1999, the Company had received the entire amount under the contract. Qualifying costs of approximately $1,467,000, $1,706,000 and $3,916,000 for the years ended December 31, 1999,
1998, and 1997, respectively, were incurred on this project, resulting in offsets against research and development costs of approximately $736,000, $1,410,000 and $1,300,000 in 1999, 1998 and 1997, respectively. As of December
31, 1999, $8,896,000 of the advance had been applied to qualifying costs.

     Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

15. RESTRUCTURING AND OTHER

     During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC's facility in Hayward, California. Twenty-two employees out of the Company's staff of contract and regular personnel will be terminated as a result. The Company incurred a charge of $1,639,000 related to this plan. The significant components of this charge include $679,000 for inventory write-downs which were charged to cost of sales, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles. As of December 31, 1999, approximately $679,000 of inventory had been written down, $152,000 of intangibles had been written off and $788,000 remained in other accrued liabilities related to the other items of the restructuring.

     During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, California. The Company incurred a charge of $2,225,000 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000, $580,000 for the write-off of leasehold improvements and $584,000 for moving out of the building. As of December 31, 1999, approximately $179,000 had been spent moving out of the building, $167,000 had been spent on rent due on the facility, $93,000 of fixed assets had been written off, $52,000 had been spent on operating costs and $20,000 in termination benefits had been paid out to affected employees. In the fourth quarter of 1999,

                                 INTEVAC, INC.

$97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility, leaving a balance of $1,617,000 in other accrued liabilities at December 31, 1999.

     During the first quarter of 1999, the Company implemented a reduction in force of 17 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, California. The Company incurred a charge of $115,000 related to severance costs for the affected employees. As of December 31, 1999, all of the severance had been paid.

     During the third quarter of 1998, the Company implemented a reduction in force of 27 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. The Company incurred a charge of $71,000 related to severance costs for the affected employees.

     During the first quarter of 1998, the Company adopted an expense reduction plan that included a reduction in force of 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, the Company relocated its RTP Operation from Rocklin to the Company's Santa Clara headquarters and closed the Rocklin facility. The Company incurred a charge of $1,164,000 related to the expense reduction plan. The significant components of this charge included $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was completed in the second quarter of 1998. In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility. In the first quarter of 1999, the Company negotiated an early termination of its lease commitment in Rocklin, CA, which resulted in the Company reversing the remaining $132,000 of the restructuring reserve.

16. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 27,    JUNE 26,    SEPTEMBER 25,    DECEMBER 31,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales....................................   $11,749     $10,270        $13,822         $ 7,121
Gross profit.................................       993         180          1,499             559
Net income (loss)............................    (2,985)     (2,698)          (376)         (3,711)
Basic earnings per share.....................   $ (0.25)    $ (0.23)       $ (0.03)        $ (0.32)
Diluted earnings per share...................     (0.25)      (0.23)         (0.03)          (0.32)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 28,    JUNE 27,    SEPTEMBER 26,    DECEMBER 31,
                                                 1998         1998          1998             1998
                                               ---------    --------    -------------    ------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales....................................   $34,235     $35,801        $14,657         $11,282
Gross profit.................................    10,661       9,043          3,964             590
Net income (loss)............................     2,262       2,217           (463)         (3,592)
Basic earnings per share.....................   $  0.19     $  0.18        $ (0.04)        $ (0.30)
Diluted earnings per share...................      0.18        0.18          (0.04)          (0.30)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" under Item 4 in
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Annual Report on Form 10-K.

     1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

        Report of Ernst & Young, LLP, Independent Auditors

        Consolidated Balance Sheets -- December 31, 1999 and 1998

        Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended December 31,
         1999, 1998 and 1997

        Notes to Consolidated Financial Statements -- Years Ended December 31,
         1999, 1998 and 1997

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

     3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  *3.1    Amended and Restated Articles of Incorporation of the
          Registrant
  *3.2    Bylaws of the Registrant
***4.2    Indenture, dated as of February 15, 1997, between the
          Company and State Street Bank and Trust Company of
          California, N.A. as Trustee, including the form of the
          Convertible Notes
 *10.1    The Registrant's 1991 Stock Option/Stock Issuance Plan
 *10.2    The Registrant's 1995 Stock Option/Stock Issuance Plan, as
          amended
 *10.3    The Registrant's Employee Stock Purchase Plan, as amended
 *10.5    Lease, dated May 26, 1994 regarding the space located at
          3550, 3560, 3570 and 3580 Basset Street Santa Clara,
          California, as amended
 *10.8    601 California Avenue LLC Limited Liability Operating
          Agreement, dated July 28, 1995
 *10.9    The Registrant's 401(k) Profit Sharing Plan
 *10.11   Stock Sale Agreement, Note Secured by Stock Pledge Agreement
          and Stock Pledge Agreement by and between Intevac, Inc. and
          Paul Colombo, dated August 24, 1994, as amended
**10.13   Stock Purchase Agreement by and among Lotus Technologies,
          Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
          Inc., dated June 6, 1996
  21.1    Subsidiaries of the Registrant
  23.1    Consent of Ernst & Young LLP, Independent Auditors
  24.1    Power of Attorney (see page 46)
  27.1    Financial Data Schedule

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2000.

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

         /s/ NORMAN H. POND            Chairman of the Board, President and   March 3, 2000
-------------------------------------  Chief Executive Officer (Principal
          (Norman H. Pond)             Executive Officer)

       /s/ CHARLES B. EDDY III         Vice President, Finance and            March 3, 2000
-------------------------------------  Administration, Chief Financial
        (Charles B. Eddy III)          Officer Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

          /s/ EDWARD DURBIN            Director                               March 3, 2000
-------------------------------------
           (Edward Durbin)

       /s/ ROBERT D. HEMPSTEAD         Director                               March 3, 2000
-------------------------------------
        (Robert D. Hempstead)

        /s/ DAVID N. LAMBETH           Director                               March 3, 2000
-------------------------------------
         (David N. Lambeth)

         /s/ H. JOSEPH SMEAD           Director                               March 3, 2000
-------------------------------------
          (H. Joseph Smead)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 INTEVAC, INC.

                                                            ADDITIONS
                                                     ------------------------
                                                                  CHARGED TO
                                        BALANCE AT   CHARGED TO      OTHER                      BALANCE AT
                                        BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --      END
             DESCRIPTION                OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE(1)    OF PERIOD
             -----------                ----------   ----------   -----------   -------------   ----------
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.......................  $1,024,441    $515,473      $25,000(2)    $ 60,314      $1,504,600
Year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.......................  $1,504,600    $246,038      $     0       $121,290      $1,629,348
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.......................  $1,629,348    $151,802      $     0       $ 68,704      $1,713,076

---------------
(1) Typically includes write-offs of amounts deemed uncollectible.

(2) Balance assumed in the acquisition of RPC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  *3.1    Amended and Restated Articles of Incorporation of the
          Registrant
  *3.2    Bylaws of the Registrant
***4.2    Indenture, dated as of February 15, 1997, between the
          Company and State Street Bank and Trust Company of
          California, N.A. as Trustee, including the form of the
          Convertible Notes
 *10.1    The Registrant's 1991 Stock Option/Stock Issuance Plan
 *10.2    The Registrant's 1995 Stock Option/Stock Issuance Plan, as
          amended
 *10.3    The Registrant's Employee Stock Purchase Plan, as amended
 *10.5    Lease, dated May 26, 1994 regarding the space located at
          3550, 3560, 3570 and 3580 Basset Street Santa Clara,
          California, as amended
 *10.8    601 California Avenue LLC Limited Liability Operating
          Agreement, dated July 28, 1995
 *10.9    The Registrant's 401(k) Profit Sharing Plan
 *10.11   Stock Sale Agreement, Note Secured by Stock Pledge Agreement
          and Stock Pledge Agreement by and between Intevac, Inc. and
          Paul Colombo, dated August 24, 1994, as amended
**10.13   Stock Purchase Agreement by and among Lotus Technologies,
          Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
          Inc., dated June 6, 1996
  21.1    Subsidiaries of the Registrant
  23.1    Consent of Ernst & Young LLP, Independent Auditors
  24.1    Power of Attorney (see page 46)
  27.1    Financial Data Schedule

---------------
  * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

 ** Previously filed as an exhibit to the Registration Statement on Form S-1
    (No. 333-05531)

*** Previously filed as an exhibit to the Registration Statement on Form S-3
    (No. 333-24275)