Form 10-Q
period 2000-04-01
INTEVAC INC
filed 2000-05-15
CIK 1001902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

      On April 1, 2000 approximately 11,786,220 shares of the Registrant's Common Stock, no par value, were outstanding.

                                  INTEVAC, INC.

                                      INDEX

NO.                                                                                     PAGE
---                                                                                     ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets.....................................       3

         Condensed Consolidated Statements of Income and Comprehensive Income......       4

         Condensed Consolidated Statements of Cash Flows...........................       5

         Notes to Condensed Consolidated Financial Statements......................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................      10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk................      16

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.........................................................      17

ITEM 2.  Changes in Securities.....................................................      17

ITEM 3.  Defaults Upon Senior Securities...........................................      17

ITEM 4.  Submission of Matters to a Vote of Security-Holders.......................      17

ITEM 5.  Other Information.........................................................      17

ITEM 6.  Exhibits and Reports on Form 8-K..........................................      17


SIGNATURES.........................................................................      19


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  INTEVAC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                   APRIL 1,         DECEMBER 31,
                                                                                                     2000                1999
                                                                                                  ------------      ------------
                                                                                                  (UNAUDITED)
                                              ASSETS
Current assets:

  Cash and cash equivalents ................................................................      $      3,351      $      3,295

  Short-term investments ...................................................................            35,305            37,600

  Accounts receivable, net of allowances of  $1,699 and $ 1,713 at April 1, 2000 and
    December 31, 1999, respectively ........................................................             2,991             5,744

  Income taxes recoverable .................................................................             5,463             5,463

  Inventories ..............................................................................            18,884            15,965

  Prepaid expenses and other current assets ................................................               599               512

  Deferred tax asset .......................................................................             4,571             4,571
                                                                                                  ------------      ------------

    Total current assets ...................................................................            71,164            73,150

Property, plant, and equipment, net ........................................................            11,521            12,375

Investment in 601 California Avenue LLC ....................................................             2,431             2,431

Goodwill and other intangibles .............................................................             1,844             2,105

Debt issuance costs ........................................................................               957             1,018

Deferred tax assets and other assets .......................................................             3,232             3,303
                                                                                                  ------------      ------------

        Total assets .......................................................................      $     91,149      $     94,382
                                                                                                  ============      ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Notes payable ............................................................................      $      1,918      $         --

  Accounts payable .........................................................................             1,881             1,014

  Accrued payroll and related liabilities ..................................................             1,718             1,533

  Other accrued liabilities ................................................................             6,304             9,173

  Customer advances ........................................................................            10,977             9,851
                                                                                                  ------------      ------------

    Total current liabilities ..............................................................            22,798            21,571

Convertible notes ..........................................................................            41,245            41,245

Long-term notes payable ....................................................................                --             1,943

Shareholders' equity:

  Common stock, no par value ...............................................................            18,514            18,170

  Retained earnings ........................................................................             8,592            11,453
                                                                                                  ------------      ------------

    Total shareholders' equity .............................................................            27,106            29,623
                                                                                                  ------------      ------------

        Total liabilities and shareholders' equity .........................................      $     91,149      $     94,382
                                                                                                  ============      ============



                             See accompanying notes.

                                  INTEVAC, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                            -------------------------
                                                                             APRIL 1,       MARCH 27,
                                                                              2000            1999
                                                                            ---------       ---------
Net revenues .........................................................      $   5,892       $  11,749

Cost of net revenues .................................................          5,241          10,756
                                                                            ---------       ---------
Gross profit .........................................................            651             993

Operating expenses:
   Research and development ..........................................          2,461           4,067

   Selling, general and administrative ...............................          1,585           1,905

   Restructuring expense (gain) ......................................           (615)            (17)
                                                                            ---------       ---------
     Total operating expenses ........................................          3,431           5,955
                                                                            ---------       ---------

Operating income (loss) ..............................................         (2,780)         (4,962)

Interest expense .....................................................           (758)         (1,015)

Interest income and other, net .......................................            677           1,162
                                                                            ---------       ---------
Income (loss) from continuing operations before income taxes .........         (2,861)         (4,815)

Provision for (benefit from) income taxes ............................             --          (1,830)
                                                                            ---------       ---------

Income (loss) from continuing operations .............................         (2,861)         (2,985)

Gain from discontinued operations, net of applicable income taxes ....             --              --
                                                                            ---------       ---------

Net income (loss) ....................................................      $  (2,861)      $  (2,985)
                                                                            =========       =========

Other comprehensive income:

   Unrealized foreign currency translation adjustment ................             --             (48)
                                                                            ---------       ---------

Total adjustments ....................................................             --             (48)
                                                                            ---------       ---------

Total comprehensive income ...........................................      $  (2,861)      $  (3,033)
                                                                            =========       =========

Basic earnings per share:
   Income (loss) from continuing operations ..........................      $   (0.24)      $   (0.25)
   Net income (loss) .................................................      $   (0.24)      $   (0.25)
   Shares used in per share amounts ..................................         11,759          11,924

Diluted earnings per share:
   Income (loss) from continuing operations ..........................      $   (0.24)      $   (0.25)
   Net income (loss) .................................................      $   (0.24)      $   (0.25)
   Shares used in per share amounts ..................................         11,759          11,924


                             See accompanying notes.

                                  INTEVAC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                              -------------------------
                                                                                              APRIL 1,        MARCH 27,
                                                                                                2000            1999
                                                                                              ---------       ---------
OPERATING ACTIVITIES

Net loss ...............................................................................      $  (2,861)      $  (2,985)

Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:

   Depreciation and amortization .......................................................          1,246           1,423

   Gain on foreign exchange contracts ..................................................             --            (641)

   Foreign currency (gain) loss ........................................................             --               5

   Loss on IMAT investment .............................................................             47              57

   Restructuring charge - non-cash portion .............................................            856              --

   Loss on disposal of equipment .......................................................             --              14

   Changes in assets and liabilities ...................................................           (829)           (331)
                                                                                              ---------       ---------
Total adjustments ......................................................................          1,320             527
                                                                                              ---------       ---------

Net cash and cash equivalents used in operating activities .............................         (1,541)         (2,458)

INVESTING ACTIVITIES

Purchase of investments ................................................................        (44,846)           (968)

Proceeds from sale of investments ......................................................         47,141           3,000

Purchase of leasehold improvements and equipment .......................................           (956)           (373)
                                                                                              ---------       ---------
Net cash and cash equivalents provided by (used in) investing activities ...............          1,339           1,659

FINANCING ACTIVITIES

Proceeds from issuance of common stock .................................................            258             418
                                                                                              ---------       ---------
Net cash and cash equivalents provided by financing activities .........................            258             418
                                                                                              ---------       ---------

Net increase (decrease) in cash and cash equivalents ...................................             56            (381)

Cash and cash equivalents at beginning of period .......................................          3,295           3,991
                                                                                              ---------       ---------

Cash and cash equivalents at end of period .............................................      $   3,351       $   3,610
                                                                                              =========       =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid (received) for:

  Interest .............................................................................      $   1,394       $   1,869

  Income taxes .........................................................................             --              --

  Income tax refund ....................................................................             --            (432)

Other non-cash changes:

  Inventories transferred to (from) property, plant and equipment ......................      $      --       $  (1,641)



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

    The Equipment Business is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Business also realizes revenues from the sales of disk lubrication equipment, contact stop-start ("CSS") test equipment and flat panel display ("FPD") manufacturing equipment. Spare parts and after-sale service are also sold to purchasers of the Company's equipment, and sales of components are made to other manufacturers of vacuum equipment.

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

    The financial information at April 1, 2000 and for the three-month periods ended April 1, 2000 and March 27, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

    The results for the three-month period ended April 1, 2000 are not considered indicative of the results to be expected for any future period or for the entire year.

2.  INVENTORIES

    The components of inventory consist of the following:

                                                      APRIL 1,          DECEMBER 31,
                                                        2000               1999
                                                   --------------      --------------
                                                             (IN THOUSANDS)

        Raw materials .......................      $        4,220      $        2,307
        Work-in-progress ....................              13,021              13,658
        Finished goods ......................               1,643                  --
                                                   --------------      --------------
                                                   $       18,884      $       15,965
                                                   ==============      ==============

                                  INTEVAC, INC.

    The finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

3.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:



                                                                                           THREE MONTHS ENDED
                                                                                        -------------------------
                                                                                         APRIL 1,       MARCH 27,
                                                                                          2000            1999
                                                                                        ---------       ---------
                                                                                           (IN THOUSANDS)
Numerator:

  Loss from continuing operations ................................................      $  (2,861)      $  (2,985)
                                                                                        =========       =========

  Net loss .......................................................................      $  (2,861)      $  (2,985)
                                                                                        =========       =========

  Numerator for basic earnings per share - loss available to common
    stockholders .................................................................         (2,861)         (2,985)

  Effect of dilutive securities:
    6 1/2% convertible notes (1) .................................................             --              --
                                                                                        ---------       ---------

  Numerator for diluted earnings per share - loss available to common
    stockholders after assumed conversions .......................................      $  (2,861)      $  (2,985)
                                                                                        =========       =========

Denominator:

  Denominator for basic earnings per share -
    weighted-average shares ......................................................         11,759          11,924

  Effect of dilutive securities:
    Employee stock options (2) ...................................................             --              --
    6 1/2% convertible notes (1) .................................................             --              --
                                                                                        ---------       ---------

  Dilutive potential common shares ...............................................             --              --
                                                                                        ---------       ---------

  Denominator for diluted earnings per share - adjusted weighted-average
    shares and assumed conversions ...............................................         11,759          11,924
                                                                                        =========       =========

------------
    (1) Diluted EPS for the three-month periods ended April 1, 2000 and March 27, 1999 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive.

    (2) Diluted EPS for the three-month periods ended April 1, 2000 and March 27, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive.

                                  INTEVAC, INC.

4.  SEGMENT REPORTING

  Segment Description

    Intevac, Inc. has two reportable segments: Equipment and Photonics. The Company's Equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays, shrink-wrap films and for in-line sterilization. The Company's Photonics business is developing products utilizing electron sources that permit highly sensitive detection of photons in the visible and short-wave infrared portions of the spectrum.

    Included in corporate activities are general corporate expenses, the equity in net loss of equity investee and amortization expenses related to certain intangible assets, less an allocation of corporate expenses to operating units equal to 1% of net revenues

  Business Segment Net Revenues


                                                                THREE MONTHS ENDED
                                                             ------------------------
                                                             APRIL 1,       MARCH 27,
                                                               2000           1999
                                                             ---------      ---------
                                                                   (IN THOUSANDS)

Equipment .............................................      $   4,859      $  10,309

Photonics .............................................          1,033          1,440
                                                             ---------      ---------
    Total .............................................      $   5,892      $  11,749
                                                             =========      =========

  Business Segment Profit & Loss


                                                                      THREE MONTHS ENDED
                                                                  -------------------------
                                                                  APRIL 1,        MARCH 27,
                                                                    2000            1999
                                                                  ---------       ---------
                                                                       (IN THOUSANDS)

Equipment ..................................................      $  (1,769)      $  (4,267)
Photonics ..................................................           (884)           (101)
Corporate activities .......................................           (127)           (594)
                                                                  ---------       ---------

Operating loss .............................................      $  (2,780)      $  (4,962)
Interest expense ...........................................           (758)         (1,015)
Interest income ............................................            551             591
Other income and expense, net ..............................            126             571
                                                                  ---------       ---------

Loss from continuing operations before income taxes ........      $  (2,861)      $  (4,815)
                                                                  =========       =========


5.  RESTRUCTURING

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

    In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease
                                       8

                                  INTEVAC, INC.

termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000.

    During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close the RPC facility in Hayward, California. Twenty-six employees out of the Company's staff of contract and regular personnel were terminated as a result. The Company incurred a charge of $1,639,000 related to this plan. The significant components of this charge include $679,000 for inventory write-downs which were charged to cost of sales, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles.

    In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company has orders for the three systems and they are scheduled for shipment and customer acceptance during 2000 and will be included in future Intevac revenues. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as "believes", "expects", "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in March 2000, Form 10-Q's and Form 8-K's.

RESULTS OF OPERATIONS

  Three Months Ended April 1, 2000 and March 27, 1999

    Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, system components, electron beam processing equipment, flat panel display manufacturing equipment and related equipment and components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 50% to $5.9 million for the three months ended April 1, 2000 from $11.7 million for the three months ended March 27, 1999. Net revenues from Equipment sales declined to $4.9 million for the three months ended April 1, 2000 from $10.3 million for the three months ended March 27, 1999. The decrease in Equipment sales was primarily the result of a decrease in international sales of disk manufacturing equipment. Net revenues from Photonics sales decreased to $1.0 million for the three months ended April 1, 2000 from $1.4 million for the three months ended March 27, 1999. The decrease in Photonics sales was primarily the result of a research and development contract that was on hold until late in the three-month period ended April 1, 2000. The Company expects that both Equipment and Photonics revenues will increase in the second quarter of 2000 relative to the first quarter of 2000.

    International sales decreased by 73% to $2.0 million for the three months ended April 1, 2000 from $7.5 million for the three months ended March 27, 1999. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 34% of net revenues for the three months ended April 1, 2000 and 64% of net revenues for the three months ended March 27, 1999.

    Backlog. The Company's backlog of orders for its products was $29.1 million at April 1, 2000 and $26.1 million at March 27, 1999. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

    Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin was 11.0% for the three months ended April 1, 2000 as compared to 8.5% for the three months ended March 27, 1999. The increase in gross margins was the result of increased Equipment gross margins which were partially offset by lower Photonics gross margins. Equipment gross margins were depressed in the first quarter of 1999 as the result of under-absorption of manufacturing overhead due to low manufacturing volume, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system and establishment of a $0.4 million cost to market reserve related to higher than expected costs to install and integrate the Company's first production rapid thermal processing system into its customer's production environment. Equipment gross margins also increased in the three-month period ended April 1, 2000 as the result of reduced manufacturing expenses. Photonics gross margins declined during the three months ended April 1, 2000 as a result of the establishment of approximately $0.2 million of inventory reserves and lower revenues resulting from a research and development contract being on hold for the majority of the period.

    Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and research by the Photonics Division. Company funded research and development expense decreased to $2.5 million for the three months ended April 1, 2000 from $4.1 million for the three months ended March 27, 1999, representing 41.8% and 34.6%, respectively, of net revenue. This decrease was the result of reduced spending for development of disk manufacturing equipment and flat panel manufacturing equipment, partially offset by increased spending for development of Photonics products.

    Research and development expenses do not include costs of $0.8 million and $1.2 million, respectively, for the three-month periods ended April 1, 2000 and March 27, 1999 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

    Research and development expenses also do not include costs of $0.2 million and $0.1 million, respectively, in the three-month periods ended April 1, 2000 and March 27, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

    Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. The Company markets its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. Selling, general and administrative expense decreased to $1.6 million for the three months ended April 1, 2000 from $1.9 million for the three months ended March 27, 1999, representing 26.9% and 16.2%, respectively, of net revenue. The primary reason for the decrease was a lower level of selling, general and administrative expense in the Equipment Business implemented as a result of reduced revenues and the discontinuation of the Company's electron beam equipment product line. This lower level of expense was driven by a decline in selling, general and administrative headcount to 29 employees at April 1, 2000 from 45 employees at March 27, 1999 and lower facilities overhead resulting from the consolidation of the Company's northern California operations into less space.

    Restructuring and other expense. Restructuring expense was ($0.6) million and ($17,000) in the three-month periods ended April 1, 2000 and March 27, 1999, respectively. During the three months ended April 1, 2000 the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated an early lease termination for the space. As a result the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space.

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

    Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and, to a lesser extent, interest on approximately $2.0 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.8 million and $1.0 million, respectively, in the three-month periods ended April 1, 2000 and March 27, 1999. Interest expense declined due to a reduction in the balance outstanding of the Company's Convertible Notes due 2004.

    Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net decreased to $0.7 million for the three months ended April 1, 2000 from $1.2 million for the three months ended March 27, 1999 primarily as the result of lower gains on foreign currency hedging and to a lesser extent the result of lower interest income.

    Provision for (benefit from) income taxes. The Company's estimated effective tax rates for the three-month periods ended April 1, 2000 and March 27, 1999 were 0% and a benefit rate of 38%, respectively. The Company did not accrue a tax benefit during the three-month period ended April 1, 2000 due to the inability to realize additional tax refunds from loss carry-backs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used cash of $1.5 million for the three months ended April 1, 2000. The cash used was due primarily to increased inventory, the net loss incurred by the Company and a reduction in accrued liabilities, which were partially offset by lower accounts receivable, increased customer advances, increased accounts payable, depreciation and amortization.

    The Company's investing activities provided cash of $1.3 million for the three months ended April 1, 2000 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

    The Company's financing activities provided cash of $0.3 million for the three months ended April 1, 2000 as the result of the sale of the Company's stock to its employees through the Company's employee benefit plans.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

The disk drive industry is cyclical and subject to prolonged down-cycles.

    Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry is cyclical and has experienced long periods of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. These down-cycles reduce the demand for the disk manufacturing equipment we sell. As a result Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Intevac is not able to accurately predict when the industry conditions that have depressed our sales will become more favorable.

  Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

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

    The majority of our Equipment revenues have historically come from the sale of equipment used to manufacture thin-film disks and to a lesser extent from the sale of equipment used to manufacture flat panel displays. The systems Intevac sells typically cost between $1 and $3 million each. Flat Panel sputtering systems tend to sell for substantially more than $3 million each. The purchase of Intevac's systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time in order to be able to purchase our equipment. Because of the prolonged industry downturn, some of our customers may not be willing, or able, to make the magnitude of capital investment required to purchase our products.

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

    Over the last nine quarters Intevac's operating income or loss as a percentage of net revenues has fluctuated from approximately (79%) to 8% of net revenues. Over the same period sales per quarter have fluctuated between $35.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Intevac's stock price is volatile.

    Intevac's stock price has experienced both significant increases and decreases in valuation over short periods of time. Factors such as announcements of developments related to Intevac's business, fluctuations in Intevac's operating results, failure to meet securities analysts' expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by Intevac or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in Intevac's relationships with customers and suppliers could cause the price of Intevac's Common Stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of Intevac's Common Stock.

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

    Intevac has completed multiple acquisitions as part of its efforts to grow and diversify its business. For example, Intevac's business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three separate acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, and closed this business in early 2000. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac's business.

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

    In connection with the sale of $57.5 million of its 6_% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). During 1999 Intevac repurchased $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac's ability to meet its debt service obligations will be dependent on Intevac's future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

  A majority of the Common Stock outstanding is controlled by the directors and executive officers of Intevac.

    The present directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of Intevac's outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

  Intevac uses hazardous materials.

    Intevac is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on Intevac or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require Intevac to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by Intevac to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject Intevac to significant liabilities

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to Part III, Item 7, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed herewith:

     EXHIBIT
      NUMBER                  DESCRIPTION
      ------                  -----------

      27.1       Financial Data Schedule

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTEVAC, INC.



Date:  May 15, 2000         By: /s/   NORMAN H. POND
                                ------------------------------------------------
                                Norman H. Pond
                                Chairman of the Board, President and Chief
                                Executive Officer (Principal Executive Officer)


Date:  May 15, 2000         By: /s/   CHARLES B. EDDY III
                                ------------------------------------------------
                                Charles B. Eddy III
                                Vice President, Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER                  DESCRIPTION
      ------                  -----------

       27.1     Financial Data Schedule