Form 10-Q
period 2000-07-01
INTEVAC INC
filed 2000-08-08
CIK 1001902

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26946

                                 INTEVAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-3125814
         (STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                              3560 BASSETT STREET
                         SANTA CLARA, CALIFORNIA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

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

     On July 1, 2000 approximately 11,786,220 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets.......................      1

         Condensed Consolidated Statements of Income and
         Comprehensive Income........................................      2

         Condensed Consolidated Statements of Cash Flows.............      3

         Notes to Condensed Consolidated Financial Statements........      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     15

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     16

Item 2.  Changes in Securities.......................................     16

Item 3.  Defaults Upon Senior Securities.............................     16

Item 4.  Submission of Matters to a Vote of Security-Holders.........     17

Item 5.  Other Information...........................................     17

Item 6.  Exhibits and Reports on Form 8-K............................     17

SIGNATURES...........................................................     18

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JULY 1,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 5,654        $ 3,295
  Short-term investments....................................     33,761         37,600
  Accounts receivable, net of allowances of $205 and $1,713
     at July 1, 2000 and December 31, 1999, respectively....      6,632          5,744
  Income taxes recoverable..................................         --          5,463
  Inventories...............................................     20,593         15,965
  Prepaid expenses and other current assets.................        479            512
  Deferred tax asset........................................      4,571          4,571
                                                                -------        -------
     Total current assets...................................     71,690         73,150
Property, plant, and equipment, net.........................     11,119         12,375
Investment in 601 California Avenue LLC.....................      2,431          2,431
Goodwill and other intangibles..............................      1,584          2,105
Debt issuance costs.........................................        896          1,018
Deferred tax assets and other assets........................      3,177          3,303
                                                                -------        -------
          Total assets......................................    $90,897        $94,382
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................    $ 1,904        $    --
  Accounts payable..........................................      2,033          1,014
  Accrued payroll and related liabilities...................      1,633          1,533
  Other accrued liabilities.................................      6,553          9,173
  Customer advances.........................................     11,188          9,851
                                                                -------        -------
     Total current liabilities..............................     23,311         21,571
Convertible notes...........................................     41,245         41,245
Long-term notes payable.....................................         --          1,943
Shareholders' equity:
  Common stock, no par value................................     18,450         18,170
  Retained earnings.........................................      7,891         11,453
                                                                -------        -------
     Total shareholders' equity.............................     26,341         29,623
                                                                -------        -------
          Total liabilities and shareholders' equity........    $90,897        $94,382
                                                                =======        =======

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       -------------------    -------------------
                                                       JULY 1,    JUNE 26,    JULY 1,    JUNE 26,
                                                        2000        1999       2000        1999
                                                       -------    --------    -------    --------
Net revenues.........................................  $9,191     $10,270     $15,083    $22,019
Cost of net revenues.................................   7,383      10,090      12,624     20,846
                                                       ------     -------     -------    -------
Gross profit.........................................   1,808         180       2,459      1,173
Operating expenses:
  Research and development...........................   2,516       3,785       4,977      7,852
  Selling, general and administrative................      (2)      2,082       1,583      3,987
  Restructuring......................................      --          (5)       (615)       (22)
                                                       ------     -------     -------    -------
     Total operating expenses........................   2,514       5,862       5,945     11,817
                                                       ------     -------     -------    -------
Operating loss.......................................    (706)     (5,682)     (3,486)   (10,644)
Interest expense.....................................    (759)       (993)     (1,517)    (2,008)
Interest income and other, net.......................     764         770       1,441      1,932
                                                       ------     -------     -------    -------
Loss from continuing operations before income
  taxes..............................................    (701)     (5,905)     (3,562)   (10,720)
Provision for (benefit from) income taxes............      --      (2,244)         --     (4,074)
                                                       ------     -------     -------    -------
Loss from continuing operations......................    (701)     (3,661)     (3,562)    (6,646)
Gain from repurchase of convertible notes, net of
  applicable income taxes............................      --         963          --        963
                                                       ------     -------     -------    -------
Net loss.............................................  $ (701)    $(2,698)    $(3,562)   $(5,683)
                                                       ======     =======     =======    =======
Other comprehensive loss:
  Unrealized foreign currency translation
     adjustment......................................      --         (74)         --       (122)
                                                       ------     -------     -------    -------
Total adjustments....................................      --         (74)         --       (122)
                                                       ------     -------     -------    -------
Total comprehensive loss.............................  $ (701)    $(2,772)    $(3,562)   $(5,805)
                                                       ======     =======     =======    =======
Basic earnings per share:
  Income (loss) from continuing operations...........  $(0.06)    $ (0.31)    $ (0.30)   $ (0.56)
  Net income (loss)..................................  $(0.06)    $ (0.23)    $ (0.30)   $ (0.48)
  Shares used in per share amounts...................  11,786      11,767      11,773     11,846
Diluted earnings per share:
  Income (loss) from continuing operations...........  $(0.06)    $ (0.31)    $ (0.30)   $ (0.56)
  Net income (loss)..................................  $(0.06)    $ (0.23)    $ (0.30)   $ (0.48)
  Shares used in per share amounts...................  11,786      11,767      11,773     11,846

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JULY 1,     JUNE 26,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $ (3,562)   $(5,683)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in
operating activities:
  Depreciation and amortization.............................     2,466      2,756
  Gain on foreign exchange contracts........................        --       (751)
  Gain on purchase of convertible notes.....................        --     (1,554)
  Foreign currency loss.....................................        --          4
  (Gain) loss on IMAT investment............................       102        (68)
  Restructuring charge -- non-cash portion..................       856         --
  Loss on disposal of equipment.............................        --         97
  Changes in assets and liabilities.........................      (169)     1,088
                                                              --------    -------
Total adjustments...........................................     3,255      1,572
                                                              --------    -------
Net cash and cash equivalents used in operating
  activities................................................      (307)    (4,111)
INVESTING ACTIVITIES
Purchase of investments.....................................   (74,905)    (1,941)
Proceeds from sale of investments...........................    78,744     10,130
Purchase of leasehold improvements and equipment............    (1,453)      (806)
                                                              --------    -------
Net cash and cash equivalents provided by investing
  activities................................................     2,386      7,383
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       280        431
Repurchase of convertible notes.............................        --     (2,342)
Repurchase of common stock..................................        --     (1,365)
                                                              --------    -------
Net cash and cash equivalents provided by (used in)
  financing activities......................................       280     (3,276)
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........     2,359         (4)
Cash and cash equivalents at beginning of period............     3,295      3,991
                                                              --------    -------
Cash and cash equivalents at end of period..................  $  5,654    $ 3,987
                                                              ========    =======
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $  1,394    $ 1,869
  Income taxes..............................................        --         --
  Income tax refund.........................................    (5,704)    (1,382)
Other non-cash changes:
  Inventories transferred to (from) property, plant and
     equipment..............................................  $     --    $(1,649)

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

     The financial information at July 1, 2000 and for the three- and six-month periods ended July 1, 2000 and June 26, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The Company evaluates the collectibility of its trade receivables on an ongoing basis and provides for reserves against potential losses when appropriate.

     The results for the three- and six-month periods ended July 1, 2000 are not considered indicative of the results to be expected for any future period or for the entire year.

                                 INTEVAC, INC.

 2. INVENTORIES

     The components of inventory consist of the following:

                                                              JULY 1,    DECEMBER 31,
                                                               2000          1999
                                                              -------    ------------
                                                                  (IN THOUSANDS)
Raw materials...............................................  $ 3,347      $ 2,307
Work-in-progress............................................   14,133       13,658
Finished goods..............................................    3,113           --
                                                              -------      -------
                                                              $20,593      $15,965
                                                              =======      =======

     A significant portion of the finished goods is represented by inventory at customer sites undergoing installation and acceptance testing.

 3. REPURCHASE OF CONVERTIBLE NOTES

     During the three-month period ended June 26, 1999, the Company repurchased $4,005,000 face value, of its outstanding 6 1/2% Convertible Subordinated Notes. The repurchase resulted in a gain of $963,000 (net of income taxes). Basic and diluted earnings per share on the gain were both $0.08.

 4. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                              -------------------    -------------------
                                              JULY 1,    JUNE 26,    JULY 1,    JUNE 26,
                                               2000        1999       2000        1999
                                              -------    --------    -------    --------
                                                            (IN THOUSANDS)
Numerator:
  Income (loss) from continuing
     operations.............................  $  (701)   $(3,661)    $(3,562)   $(6,646)
                                              =======    =======     =======    =======
  Net income (loss).........................  $  (701)   $(2,698)    $(3,562)   $(5,683)
                                              =======    =======     =======    =======
  Numerator for basic earnings per share --
     income (loss) available to common
     stockholders...........................     (701)    (2,698)     (3,562)    (5,683)
  Effect of dilutive securities:
     6 1/2% convertible notes(1)............       --         --          --         --
                                              -------    -------     -------    -------
  Numerator for diluted earnings per share--
     income available to common stockholders
     after assumed conversions..............  $  (701)   $(2,698)    $(3,562)   $(5,683)
                                              =======    =======     =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......   11,786     11,767      11,773     11,846
  Effect of dilutive securities:
     Employee stock options(2)..............       --         --          --         --
     6 1/2% convertible notes(1)............       --         --          --         --
                                              -------    -------     -------    -------
  Dilutive potential common shares..........       --         --          --         --
                                              -------    -------     -------    -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average
     shares and assumed conversions.........   11,786     11,767      11,773     11,846
                                              =======    =======     =======    =======

---------------
(1) Diluted EPS for the three- and six-month periods ended July 1, 2000 and June 26, 1999 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of

                                 INTEVAC, INC.

    "as converted" shares excluded for the three month periods ended July 1, 2000 and June 26, 1999 was 1,999,758 and 2,593,697, respectively, and the number of "as converted" shares excluded for the six month periods ended July 1, 2000 and June 26, 1999 was 1,999,758 and 2,690,788, respectively.

(2) Diluted EPS for the three- and six-month periods ended July 1, 2000 and June 26, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded for the three month periods ended July 1, 2000 and June 26, 1999 was 86,201 and 124,063, respectively, and the number of employee stock options excluded for the six month periods ended July 1, 2000 and June 26, 1999 was 132,890 and 232,841, respectively.

 5. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: equipment and photonics. The Company's equipment business sells complex capital equipment used in the manufacture of products such as thin-film disks, flat panel displays and shrink-wrap films. The Company's photonics business is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, elimination of inter-segment revenues, the equity in net loss of equity investee and amortization expenses related to certain intangible assets, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

  Business Segment Net Revenues

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                               -------------------    -------------------
                                               JULY 1,    JUNE 26,    JULY 1,    JUNE 26,
                                                2000        1999       2000        1999
                                               -------    --------    -------    --------
                                                             (IN THOUSANDS)
Equipment....................................  $7,114     $ 8,145     $11,973    $18,454
Photonics....................................   2,077       2,125       3,110      3,565
                                               ------     -------     -------    -------
          Total..............................  $9,191     $10,270     $15,083    $22,019
                                               ======     =======     =======    =======

  Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                             -------------------    --------------------
                                             JULY 1,    JUNE 26,    JULY 1,     JUNE 26,
                                              2000        1999        2000        1999
                                             -------    --------    --------    --------
                                                           (IN THOUSANDS)
Equipment..................................  $   290    $(4,899)    $(1,479)    $ (9,166)
Photonics..................................     (323)      (159)     (1,207)        (260)
Corporate activities.......................     (673)      (624)       (800)      (1,218)
                                             -------    -------     -------     --------
Operating loss.............................  $  (706)   $(5,682)    $(3,486)    $(10,644)
Interest expense...........................     (759)      (993)     (1,517)      (2,008)
Interest income............................      534        477       1,085        1,068
Other income and expense, net..............      230        293         356          864
                                             -------    -------     -------     --------
Loss from continuing operations before
  income taxes.............................  $(1,184)   $(5,905)    $(4,045)    $(10,720)
                                             =======    =======     =======     ========

 6. RESTRUCTURING

     During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company's

                                 INTEVAC, INC.

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

     In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000.

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

 7. CAPITAL TRANSACTIONS

     During the six-month period ending July 1, 2000, Intevac sold stock to its employees under the Company's Stock Option and Employee Stock Purchase Plans. A total of 71,696 shares were issued for which the Company received $280,000.

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

RESULTS OF OPERATIONS

  Three Months Ended July 1, 2000 and June 26, 1999

     Net revenues. Net revenues consist primarily of sales of the Company's disk sputtering systems and related equipment used to manufacture thin-film disks for computer hard disk drives, system components, electron beam processing equipment, flat panel display manufacturing equipment and related equipment and components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 11% to $9.2 million for the three months ended July 1, 2000 from $10.3 million for the three months ended June 26, 1999. Net revenues from Equipment sales declined to $7.1 million for the three months ended July 1, 2000 from $8.1 million for the three months ended June 26, 1999. The decrease in Equipment sales was primarily the result of a decrease in international sales of disk manufacturing equipment, which was partially offset by an increase in domestic sales of disk manufacturing equipment. Net revenues from Photonics sales decreased by 2% to $2.1 million for the three months ended July 1, 2000. The Company expects that both Equipment and Photonics revenues will increase in the third quarter of 2000 relative to the second quarter of 2000.

     International sales decreased by 71% to $2.0 million for the three months ended July 1, 2000 from $6.9 million for the three months ended June 26, 1999. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 21% of net revenues for the three months ended July 1, 2000 and 67% of net revenues for the three months ended June 26, 1999.

     Backlog. The Company's backlog of orders for its products was $31.2 million at July 1, 2000 and $22.9 million at June 26, 1999. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin increased to 20% for the three months ended July 1, 2000 from 2% for the three months ended June 26, 1999 as the result of higher Equipment gross margins, which were partially offset by lower Photonics gross margins. Equipment gross margins were depressed in the second quarter of 1999 as the result of the sale of three used disk sputtering systems at heavily discounted prices, recognition of the sale of the Company's first production rapid thermal processing system, which incurred high initial costs to complete and then integrate into its customer's production environment, payment of $0.5M as part of the settlement of the CVC patent claim and from under-absorption of manufacturing overhead due to low manufacturing volume. Equipment gross margins increased in the second quarter of 2000 as the result of a favorable mix of relatively high margin upgrades for the Company's installed base of MDP-250 systems and a reduced cost level of manufacturing overhead, which were partially offset by the establishment of $1.1 million of inventory reserves related to slow moving systems inventory. Photonics gross margins declined to 0% for the three months ended July 1, 2000 from 14% for the three months ended June 26, 1999. The Company expects that Photonics gross margins will fluctuate from quarter to quarter based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and research by the Photonics Division. Company funded research and development expense decreased to $2.5 million for the three months ended July 1, 2000 from $3.8 million for the three months ended June 26, 1999, representing 27% and 37%, respectively, of net revenue. This decrease was the result of reduced spending for development of disk manufacturing equipment and flat panel manufacturing equipment and a higher proportion of Photonics research and development being funded by research and development contracts.

     Research and development expenses do not include costs of $1.5 million and $1.5 million, respectively, for the three-month periods ended July 1, 2000 and June 26, 1999 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.3 million and $0.1 million, respectively, in the three-month periods ended July 1, 2000 and June 26, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services, and bad debt expense. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter 2000, the Company marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, will transfer IMAT's activities and employees to Matsubo and wind down the operations of IMAT.

     Selling, general and administrative expense decreased to $2 thousand for the three months ended July 1, 2000 from $2.1 million for the three months ended June 26, 1999, representing 0% and 20%, respectively, of net revenue. The primary reason for the decline was a $1.5 million reduction in the allowance for doubtful accounts. The Company determined that a significant reduction in bad debt reserves was warranted given the Company's significantly reduced accounts receivables balances and continuing good collections experience. Selling, general and administrative expenses were also reduced by $0.4 million as the result of the discontinuation of the Company's electron beam processing equipment product line.

     Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and, to a lesser extent, interest on approximately $2.0 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.8 million and $1.0 million, respectively, in the three-month periods ended July 1, 2000 and June 26, 1999. Interest expense declined due to a reduction in the balance outstanding of the Company's Convertible Notes due 2004.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net was unchanged at $0.8 million for each of the three month periods ended July 1, 2000 and June 26, 1999.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rates for the three-month periods ended July 1, 2000 and June 26, 1999 were 0% and a benefit rate of 38%, respectively. The Company did not accrue a tax benefit during the three-month period ended July 1, 2000 due to the inability to realize additional refunds from loss carry-backs. As of July 1, 2000 the Company's deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company determines it is more likely that it will not earn taxable income in the future sufficient to realize the value of these deferred tax assets then the Company will expense the value of the deferred tax assets not likely to be realized.

  Six Months Ended July 1, 2000 and June 26, 1999

     Net revenues. Net revenues decreased by 32% to $15.1 million for the six months ended July 1, 2000 from $22.0 million for the six months ended June 26, 1999. Net revenues from Equipment sales declined to $12.0 million for the six months ended July 1, 2000 from $18.5 million for the six months ended June 26, 1999. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing systems, partially offset by increased sales of system upgrades and components. Net revenues from Photonics decreased to $3.1 million for the six months ended July 1, 2000 from $3.5 million for the six months ended June 26, 1999. The decrease in Photonics sales was primarily the result of a research and development contract that was on hold for most of the three-month period ended April 1, 2000. The Company expects that both Equipment and Photonics sales will increase in the second half of 2000 relative to the first half of 2000.

     International sales decreased by 72% to $4.0 million for the six months ended July 1, 2000 from $14.3 million for the six months ended June 26, 1999. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 26% of net revenues for the six months ended July 1, 2000 and 65% of net revenues for the six months ended June 26, 1999.

     Gross margin. Gross margin was 16% for the six months ended July 1, 2000 as compared to 5% for the six months ended June 26, 1999. Gross margin in the Equipment business increased to 27% for the six months ended July 1, 2000 as compared to 6% for the six months ended June 26, 1999. Equipment gross margins were depressed in the six months ended June 26, 1999 as the result of the sale of three used disk sputtering systems at heavily discounted prices, recognition of the sale of the Company's first production rapid thermal processing system, which incurred high initial costs to complete and then integrate into its customer's production environment, payment of $0.5M as part of the settlement of the CVC patent claim and under-absorption of manufacturing overhead due to low manufacturing volume. Equipment gross margins increased in the six months ended July 1, 2000 as the result of a favorable mix of relatively high margin upgrades for the Company's installed base of MDP-250 systems and a reduced cost level of manufacturing overhead, which were partially offset by the establishment of $1.1 million of inventory reserves related to slow moving systems inventory. Photonics gross margins declined to (15%) for the six months ended July 1, 2000 from 12% for the six months ended June 26, 1999. The Company expects that Photonics gross margins will fluctuate from quarter to quarter based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

     Research and development. Company funded research and development expense decreased by 37% to $5.0 million for the six months ended July 1, 2000 from $7.9 million for the six months ended June 26, 1999, representing 33% and 36%, respectively, of net revenue. This decrease was primarily the result of decreased expense for the development of disk manufacturing equipment and flat panel manufacturing equipment, and to a lesser extent, reduced spending for Photonics products and electron beam processing equipment. The Company expects research & development spending in the second half of 2000 to be comparable to the first half of 2000.

     Research and development expenses do not include costs of $2.3 million and $2.9 million for the six-month periods ended July 1, 2000 and June 26, 1999 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.5 million and $0.2 million, respectively, in the six-month periods ended July 1, 2000 and June 26, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner.

     Selling, general and administrative. Selling, general and administrative expense decreased by 60% to $1.6 million for the six months ended July 1, 2000 from $4.0 million for the six months ended June 26, 1999, representing 11% and 18%, respectively, of net revenue. The primary reason for the decline was a $1.5 million reduction in the allowance for doubtful accounts. Selling, general and administrative expenses were also reduced by $0.6 million as the result of the discontinuation of the Company's electron beam processing equipment product line.

     Restructuring expense (gain). Restructuring expense (gain) was $0.6 million and ($22,000) in the six-month periods ended July 1, 2000 and June 26, 1999, respectively. During the three months ended April 1, 2000 the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated an early lease termination for the space. As a result, the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space. In March 1999 the Company completed a reduction in force of approximately 10% of its worldwide staff and incurred employee severance costs of approximately $115,000. In March 1999, the Company also negotiated an early termination of its lease commitment in Rocklin, which resulted in a $132,000 reduction of previously expensed closure costs. This $132,000 reduction in restructuring costs was partially offset by the $115,000 of restructuring costs related to the Company's March 1999 reduction in force.

     Interest expense. Interest expense declined to $1.5 million in the six months ended July 1, 2000 from $2.0 million in the six months ended June 26, 1999. Interest expense declined due to a reduction in the balance outstanding of the Company's Convertible Notes due 2004.

     Interest income and other, net. Interest income and other, net decreased to $1.4 million for the six months ended July 1, 2000 from $1.9 million for the six months ended June 26, 1999. The decrease was primarily the result of smaller gains on foreign currency hedging.

     6 1/2% Convertible Subordinated Notes Due 2004. The Company repurchased $4.0 million of its Convertible Notes during the six months ended June 26, 1999, from which it recognized a gain of $1.0 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rates for the six-month periods ended July 1, 2000 and June 26, 1999 were 0% and a benefit rate of 38%, respectively. The Company did not accrue a tax benefit during the six-month period ended July 1, 2000 due to the inability to realize additional refunds from loss carry-backs. As of July 1, 2000 the Company's deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company determines it is more likely that it will not earn taxable income in the future sufficient to realize the value of these deferred tax assets then the Company will expense the value of the deferred tax assets not likely to be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $0.3 million for the six months ended July 1, 2000. The cash used was due primarily to inventory increases and the net loss incurred by the Company, which were largely offset by a reduction in accounts receivable, depreciation and amortization and increases in customer advances and accounts payable.

     The Company's investing activities provided cash of $2.4 million for the six months ended July 1, 2000 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

     The Company's financing activities provided cash of $0.3 million for the six months ended July 1, 2000 as the result of the sale of the Company's common stock to its employees through the Company's employee benefit plans.

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

  A portion of our sales are to international customers.

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

     Intevac's two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause Intevac's products to be more, or less, price competitive than its competitors' products. Currency fluctuations will decrease, or increase, Intevac's cost structure relative to those of its competitors, which could impact Intevac's gross margins.

  Our operating results fluctuate significantly.

     Over the last ten quarters Intevac's operating income or loss as a percentage of net revenues has fluctuated from approximately (79%) to 8% of net revenues. Over the same period sales per quarter have fluctuated between $35.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     On January 5, 2000, the Company's RPC Technologies, Inc. subsidiary was named as a defendant in a lawsuit filed in United States District Court in Texas. The lawsuit was filed by Reita Miller, Executrix of the estate of Thomas
O. Miller, and family members of Mrs. Miller. The suit names RPC Technologies, Inc., RPC Industries, Inc. and Intevac, Inc. as defendants. Included in the suits allegations are assertions that Thomas O. Miller protracted leukemia and died as the result of working in and around Broad Beam accelerators manufactured by RPC Industries, Inc and installed at Mr. Miller's employer, Tetra Pak. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Miller suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company's business.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of shareholders was held on May 15, 2000. The following actions were taken at this meeting:

                                                                                   ABSTENTIONS
                                              AFFIRMATIVE   NEGATIVE     VOTES     AND BROKER
                                                 VOTES        VOTES     WITHHELD    NON-VOTES
                                              -----------   ---------   --------   -----------
(a) Election of Directors
     Norman H. Pond.........................  10,879,507      437,265      --         783,982
     Edward Durbin..........................  10,879,207      437,565      --         783,982
     Robert D. Hempstead....................  10,873,939      442,833      --         783,982
     David N. Lambeth.......................  10,875,507      441,265      --         783,982
     H. Joseph Smead........................  10,876,507      440,265      --         783,982
(b) Approval of an amendment to the
    Company's bylaws........................  10,372,004      934,318      --         794,432
(c) Approval of an amendment to the
    Company's 1995 Stock Option Plan........   9,506,283    1,474,161      --       1,120,310
(d) Ratification of Ernst & Young as
    independent auditors....................  11,305,676        3,900      --         791,178

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

        EXHIBIT
        NUMBER           DESCRIPTION
        -------          -----------
         27.1      Financial Data Schedule

     (b) On June 13, 2000 the registrant filed a report on Form 8-K regarding the dismissal of Ernst & Young LLP and the engagement of Grant Thornton LLP as its independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: August 8, 2000                      By:      /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: August 8, 2000                      By:    /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER           DESCRIPTION
  -------           -----------
27.1          Financial Data Schedule