Form 10-Q/A
period 2000-07-01
INTEVAC INC
filed 2000-08-18
CIK 1001902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

  Business Segment Net Revenues

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                               -------------------    -------------------
                                               JULY 1,    JUNE 26,    JULY 1,    JUNE 26,
                                                2000        1999       2000        1999
                                               -------    --------    -------    --------
                                                             (IN THOUSANDS)
Equipment....................................  $7,114     $ 8,145     $11,973    $18,454
Photonics....................................   2,077       2,125       3,110      3,565
                                               ------     -------     -------    -------
          Total..............................  $9,191     $10,270     $15,083    $22,019
                                               ======     =======     =======    =======

  Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                               -------------------    -----------------
                                                                                  JUNE
                                               JULY 1,    JUNE 26,    JULY 1,      26,
                                                2000        1999        2000      1999
                                               -------    --------    --------    -----
                                                            (IN THOUSANDS)
Equipment....................................  $   290    $(4,899)    $(1,479)    $(9,166)
Photonics....................................     (323)      (159)     (1,207)     (260)
Corporate activities.........................     (673)      (624)       (800)    (1,218)
                                               -------    -------     -------     -----
Operating loss...............................  $  (706)   $(5,682)    $(3,486)    $(10,644)
Interest expense.............................     (759)      (993)     (1,517)    (2,008)
Interest income..............................      534        477       1,085     1,068
Other income and expense, net................      230        293         356       864
                                               -------    -------     -------     -----
Loss from continuing operations before income
  taxes......................................  $  (701)   $(5,905)    $(3,562)    $(10,720)
                                               =======    =======     =======     =====

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