Form 10-Q
period 2000-09-30
INTEVAC INC
filed 2000-11-07
CIK 1001902

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     On September 30, 2000 approximately 11,842,235 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets.......................      1

         Condensed Consolidated Statements of Operations and
         Comprehensive Income........................................      2

         Condensed Consolidated Statements of Cash Flows.............      3

         Notes to Condensed Consolidated Financial Statements........      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     17

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     18

Item 2.  Changes in Securities.......................................     18

Item 3.  Defaults Upon Senior Securities.............................     18

Item 4.  Submission of Matters to a Vote of Security-Holders.........     18

Item 5.  Other Information...........................................     18

Item 6.  Exhibits and Reports on Form 8-K............................     19

SIGNATURES...........................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 8,827         $ 3,295
  Short-term investments....................................      29,751          37,600
  Accounts receivable, net of allowances of $157 and $1,713
     at September 30, 2000 and December 31, 1999,
     respectively...........................................      10,880           5,744
  Income taxes recoverable..................................          --           5,463
  Inventories...............................................      18,590          15,965
  Prepaid expenses and other current assets.................         478             512
  Deferred tax asset........................................       4,571           4,571
                                                                 -------         -------
     Total current assets...................................      73,097          73,150
Property, plant, and equipment, net.........................       9,996          12,375
Investment in 601 California Avenue LLC.....................       2,431           2,431
Goodwill and other intangibles..............................       1,324           2,105
Debt issuance costs.........................................         834           1,018
Deferred tax assets and other assets........................       3,154           3,303
                                                                 -------         -------
          Total assets......................................     $90,836         $94,382
                                                                 =======         =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $ 1,904         $    --
  Accounts payable..........................................       1,824           1,014
  Accrued payroll and related liabilities...................       1,646           1,533
  Other accrued liabilities.................................       5,671           9,173
  Customer advances.........................................      15,420           9,851
                                                                 -------         -------
          Total current liabilities.........................      26,465          21,571
Convertible notes...........................................      41,245          41,245
Long-term notes payable.....................................          --           1,943
Shareholders' equity:
  Common stock, no par value................................      18,644          18,170
  Retained earnings.........................................       4,482          11,453
                                                                 -------         -------
     Total shareholders' equity.............................      23,126          29,623
                                                                 -------         -------
          Total liabilities and shareholders' equity........     $90,836         $94,382
                                                                 =======         =======

                            See accompanying notes.

                                 INTEVAC, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,   SEPTEMBER 25,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Net revenues..............................     $11,036         $13,822         $26,119        $ 35,841
Cost of net revenues......................      10,432          12,323          23,056          33,169
                                               -------         -------         -------        --------
Gross profit..............................         604           1,499           3,063           2,672
Operating expenses:
  Research and development................       2,726           3,283           7,703          11,135
  Selling, general and administrative.....       1,387           1,615           2,970           5,602
  Restructuring...........................         (23)          2,224            (638)          2,202
                                               -------         -------         -------        --------
          Total operating expenses........       4,090           7,122          10,035          18,939
                                               -------         -------         -------        --------
Operating income (loss)...................      (3,486)         (5,623)         (6,972)        (16,267)
Interest expense..........................        (758)           (911)         (2,275)         (2,919)
Interest income and other, net............         835           1,281           2,276           3,213
                                               -------         -------         -------        --------
Income (loss) from continuing operations
  before income taxes.....................      (3,409)         (5,253)         (6,971)        (15,973)
Provision for (benefit from) income
  taxes...................................          --          (1,996)             --          (6,070)
                                               -------         -------         -------        --------
Income (loss) from continuing
  operations..............................      (3,409)         (3,257)         (6,971)         (9,903)
Gain from repurchase of convertible notes,
  net of applicable income taxes..........          --           2,881              --           3,844
                                               -------         -------         -------        --------
Net income (loss).........................     $(3,409)        $  (376)        $(6,971)       $ (6,059)
                                               =======         =======         =======        ========
Other comprehensive income (loss):
  Unrealized foreign currency translation
     adjustment...........................          --              --              --            (122)
                                               -------         -------         -------        --------
Total adjustments.........................          --              --              --            (122)
                                               -------         -------         -------        --------
Total comprehensive income (loss).........     $(3,409)        $  (376)        $(6,971)       $ (6,181)
                                               =======         =======         =======        ========
Basic earnings per share:
  Income (loss) from continuing
     operations...........................     $ (0.29)        $ (0.28)        $ (0.59)       $  (0.84)
  Net income (loss).......................     $ (0.29)        $ (0.03)        $ (0.59)       $  (0.51)
  Shares used in per share amounts........      11,822          11,706          11,789          11,799
Diluted earnings per share:
  Income (loss) from continuing
     operations...........................     $ (0.29)        $ (0.28)        $ (0.59)       $  (0.84)
  Net income (loss).......................     $ (0.29)        $ (0.03)        $ (0.59)       $  (0.51)
  Shares used in per share amounts........      11,822          11,706          11,789          11,799

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 25,
                                                                  2000             1999
                                                              -------------    -------------
OPERATING ACTIVITIES
Net loss....................................................    $ (6,971)        $ (6,059)
Adjustments to reconcile net income to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization.............................       3,660            4,079
  Gain on foreign exchange contracts........................          --             (659)
  Gain on purchase of convertible notes.....................          --           (6,201)
  Foreign currency loss.....................................           1                4
  (Gain) loss on IMAT investment............................         125              (35)
  Restructuring charge -- non-cash portion..................         856               --
  Loss on disposal of equipment.............................          --              107
  Changes in assets and liabilities.........................       1,380            1,997
                                                                --------         --------
Total adjustments...........................................       6,022             (708)
                                                                --------         --------
Net cash and cash equivalents used in operating
  activities................................................        (949)          (6,767)
INVESTING ACTIVITIES
Purchase of investments.....................................     (86,963)         (28,291)
Proceeds from sale of investments...........................      94,812           46,726
Purchase of leasehold improvements and equipment............      (1,842)          (1,143)
                                                                --------         --------
Net cash and cash equivalents provided by investing
  activities................................................       6,007           17,292
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................         474              712
Repurchase of convertible notes.............................          --           (9,664)
Repurchase of common stock..................................          --           (1,665)
                                                                --------         --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................         474          (10,617)
                                                                --------         --------
Net increase (decrease) in cash and cash equivalents........       5,532              (92)
Cash and cash equivalents at beginning of period............       3,295            3,991
                                                                --------         --------
Cash and cash equivalents at end of period..................    $  8,827         $  3,899
                                                                ========         ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..................................................    $  2,762         $  3,474
  Income taxes..............................................          --               --
  Income tax refund.........................................      (5,803)          (1,382)
Other non-cash changes:
  Inventories transferred from property, plant and
     equipment..............................................    $   (639)        $ (1,641)

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

     The financial information at September 30, 2000 and for the three- and nine-month periods ended September 30, 2000 and September 25, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     The Company evaluates the collectibility of trade receivables on an ongoing basis and provides for reserves against potential losses when appropriate.

     The results for the three- and nine-month periods ended September 30, 2000 are not considered indicative of the results to be expected for any future period or for the entire year.

                                 INTEVAC, INC.

 2. INVENTORIES

     The components of inventory consist of the following:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Raw materials......................................     $ 3,832         $ 2,307
Work-in-progress...................................      10,090          13,658
Finished goods.....................................       4,668              --
                                                        -------         -------
                                                        $18,590         $15,965
                                                        =======         =======

     A significant portion of the finished goods is represented by inventory at customer sites undergoing installation and acceptance testing.

 3. REPURCHASE OF CONVERTIBLE NOTES

     During the three-month period ended September 25, 1999, the Company repurchased $12,250,000, face value, of its outstanding 6 1/2% Convertible Subordinated Notes (the "Convertible Notes"). The repurchase resulted in a gain of $2,881,000 (net of income taxes).

     During the nine-month period ended September 25, 1999, the Company repurchased $16,255,000, face value, of its Convertible Notes. The repurchase resulted in a gain of $3,844,000 (net of income taxes).

 4. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -----------------------------    -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 25,    SEPTEMBER 30,   SEPTEMBER 25,
                                                 2000            1999             2000            1999
                                             -------------   -------------    -------------   -------------
                                                                     (IN THOUSANDS)
Numerator:
  Loss from continuing operations..........     $(3,409)        $(3,257)         $(6,971)        $(9,903)
                                                =======         =======          =======         =======
  Net loss.................................     $(3,409)        $  (376)         $(6,971)        $(6,059)
                                                =======         =======          =======         =======
  Numerator for basic earnings per
     share -- loss available to common
     stockholders..........................      (3,409)           (376)          (6,971)         (6,059)
  Effect of dilutive securities:
     6 1/2% convertible notes(1)...........          --              --               --              --
                                                -------         -------          -------         -------
  Numerator for diluted earnings per
     share -- loss available to common
     stockholders after assumed
     conversions...........................     $(3,409)        $  (376)         $(6,971)        $(6,059)
                                                =======         =======          =======         =======

                                 INTEVAC, INC.

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -----------------------------    -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 25,    SEPTEMBER 30,   SEPTEMBER 25,
                                                 2000            1999             2000            1999
                                             -------------   -------------    -------------   -------------
                                                                     (IN THOUSANDS)
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares......      11,822          11,706           11,789          11,799
  Effect of dilutive securities:
     Employee stock options(2).............          --              --               --              --
     6 1/2% convertible notes(1)...........          --              --               --              --
                                                -------         -------          -------         -------
  Dilutive potential common shares.........          --              --               --              --
                                                -------         -------          -------         -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average
     shares and assumed conversions........      11,822          11,706           11,789          11,799
                                                =======         =======          =======         =======

---------------
(1) Diluted EPS for the three- and nine-month periods ended September 30, 2000 and September 25, 1999 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of "as converted" shares excluded for both the three-month periods ended September 30, 2000 and September 25, 1999 was 1,999,758, and the number of "as converted" shares excluded for the nine-month periods ended September 30, 2000 and September 25, 1999 was 1,999,758 and 2,460,445, respectively.

(2) Diluted EPS for the three- and nine-month periods ended September 30, 2000 and September 25, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded for the three-month periods ended September 30, 2000 and September 25, 1999 was 189,107 and 115,681, respectively, and the number of employee stock options excluded for the nine-month periods ended September 30, 2000 and September 25, 1999 was 151,629 and 193,788, respectively.

 5. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: Equipment and Photonics. The Company's Equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays and shrink-wrap films. The Company's Photonics business is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, the equity in net loss of equity investee, amortization expenses related to certain intangible assets and a restructuring reserve established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

  Business Segment Net Revenues

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                           -----------------------------    -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 25,    SEPTEMBER 30,   SEPTEMBER 25,
                                               2000            1999             2000            1999
                                           -------------   -------------    -------------   -------------
                                                                   (IN THOUSANDS)
Equipment................................     $ 8,942         $11,751          $20,915         $30,205
Photonics................................       2,094           2,071            5,204           5,636
                                              -------         -------          -------         -------
          Total..........................     $11,036         $13,822          $26,119         $35,841
                                              =======         =======          =======         =======

                                 INTEVAC, INC.

  Business Segment Profit & Loss

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 25,    SEPTEMBER 30,    SEPTEMBER 25,
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
                                                                  (IN THOUSANDS)
    Equipment..........................     $(2,530)         $(2,658)         $(4,009)        $(11,824)
    Photonics..........................        (458)            (221)          (1,665)            (481)
    Corporate activities...............        (498)          (2,744)          (1,298)          (3,962)
                                            -------          -------          -------         --------
    Operating income (loss)............     $(3,486)         $(5,623)         $(6,972)        $(16,267)
    Interest expense...................        (758)            (911)          (2,275)          (2,919)
    Interest income....................         619              582            1,704            1,650
    Other income and expense, net......         216              699              572            1,563
                                            -------          -------          -------         --------
    Loss from continuing operations
      before income taxes..............     $(3,409)         $(5,253)         $(6,971)        $(15,973)
                                            =======          =======          =======         ========

 6. RESTRUCTURING

     During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, California. The Company incurred a charge of $2,225,000 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000 and $1,164,000 for the write-off of leasehold improvements and other costs associated with restructuring.

     In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000. During the third quarter of 2000, the Company completed all activities related to closing the building. As a result, the Company reversed the remaining $23,000 of the restructuring reserve during the third quarter of 2000.

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

     In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company has orders for the three systems and they are scheduled for customer acceptance in 2000 and 2001 and will be included in future Intevac revenues. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

                                 INTEVAC, INC.

     The following table displays the activity in the building closure restructuring reserve, established in the third quarter of 1999, and in the RPC operation discontinuance restructuring reserve, established in the fourth quarter of 1999, through September 30, 2000.

                                                      BUILDING       RPC OPERATION
                                                       CLOSURE       DISCONTINUANCE
                                                    RESTRUCTURING    RESTRUCTURING
                                                    -------------    --------------
                                                            (IN THOUSANDS)
Original restructuring charge.....................     $2,225            $1,639
  Actual expense incurred.........................       (511)             (851)
  Reversal of restructuring charge................        (97)               --
                                                       ------            ------
Balance at December 31, 1999......................      1,617               788
  Actual expense incurred.........................       (815)             (365)
  Valuation reserve -- leased systems.............         --              (361)
  Reversal of restructuring charge................       (615)               --
                                                       ------            ------
Balance at April 1, 2000..........................        187                62
  Actual expense incurred.........................       (162)              (61)
                                                       ------            ------
Balance at July 1, 2000...........................         25                 1
  Actual expense incurred.........................         (1)               (1)
  Reversal of restructuring charge................        (24)               --
                                                       ------            ------
Balance at September 30, 2000.....................         --                --
                                                       ======            ======

 7. CAPITAL TRANSACTIONS

     During the nine-month period ending September 30, 2000, Intevac sold stock to its employees under the Company's Stock Option and Employee Stock Purchase Plans. A total of 127,711 shares were issued for which the Company received $474,000.

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 and September 25, 1999

     Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks for computer hard disk drives and flat panel displays, related equipment and system components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 20% to $11.0 million for the three-month period ended September 30, 2000 from $13.8 million for the three-month period ended September 25, 1999. Net revenues from Equipment sales declined to $8.9 million for the three-month period ended September 30, 2000 from $11.8 million for the three-month period ended September 25, 1999. The decrease in Equipment sales was primarily the result of a decrease in international sales of disk manufacturing equipment, which was partially offset by an increase in domestic sales of disk manufacturing equipment. Net revenues from Photonics sales increased by 1% to $2.1 million for the three-month period ended September 30, 2000.

     International sales decreased by 72% to $2.5 million for the three-month period ended September 30, 2000 from $9.0 million for the three-month period ended September 25, 1999. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 23% of net revenues for the three-month period ended September 30, 2000 and 65% of net revenues for the three-month period ended September 25, 1999.

     Backlog. The Company's backlog of orders for its products was $37.1 million at September 30, 2000 and $17.9 million at September 25, 1999. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin decreased to 5% for the three-month period ended September 30, 2000 from 11% for the three-month period ended September 25, 1999 as the result of lower gross margins in both Equipment and Photonics.

     Equipment gross margins declined to 9% for the three-month period ended September 30, 2000 from 13% for the three-month period ended September 25, 1999. Equipment gross margins were depressed in the third quarter of 2000 as the result of the establishment of a $2.0 million inventory reserve related to the expected cost of updating and reconfiguring slow moving sputtering systems in inventory. Excluding the effect of this reserve, Equipment gross margins were 32%. Equipment gross margins were depressed in the third quarter of 1999 as the result of high costs incurred on the delivery of the first MDP-250K disk sputtering system and under-absorption of manufacturing overhead.

     Photonics gross margins declined to (4%) for the three-month period ended September 30, 2000 from 7% for the three-month period ended September 25, 1999. Photonics gross margins were negatively impacted as the result of an increased proportion of Photonics revenue from cost-sharing research and development contracts. The Company expects that Photonics gross margins will fluctuate from quarter to quarter based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost-shared research and development contracts.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and research by the Photonics Division. Company funded research and development expense decreased to $2.7 million for the three-month period ended September 30, 2000 from $3.3 million for the three-month period ended September 25, 1999, representing 25% and 24%, respectively, of net revenue. This decrease was the result of lower spending for development of disk manufacturing equipment, flat panel manufacturing equipment and Company funded Photonics research and development.

     Research and development expenses do not include costs of $1.9 million and $1.8 million, respectively, for the three-month periods ended September 30, 2000 and September 25, 1999 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.1 million and $0.4 million, respectively, for the three-month periods ended September 30, 2000 and September 25, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner. Since 1993 the Company has received $9.5 million of funds under this cost sharing agreement.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services and bad debt expense. Domestic sales are made by the Company's direct sales force, whereas international sales are made by distributors that typically provide sales, installation, warranty and ongoing customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter of 2000, the Company marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT's activities and employees to Matsubo and shut down the operations of IMAT.

     Selling, general and administrative expense decreased to $1.4 million for the three-month period ended September 30, 2000 from $1.6 million for the three-month period ended September 25, 1999, representing 13% and 12%, respectively, of net revenue. The primary reason for the decline was the discontinuation of the Company's electron beam processing equipment product line.

     Restructuring expense. Restructuring expense declined from $2.2 million during the third quarter of 1999 to ($23) thousand in the third quarter of 2000. In September 1999 the Company adopted a plan to reduce expenses. The expense reduction plan included closure of one of the buildings at its Santa Clara facility and a reduction in force of seven employees at the Company's facilities in Santa Clara, CA. The Company incurred a restructuring charge of $2.2 million related to the expense reduction plan. The significant components of this charge included $0.9 million for rent due on the lease of the building (net of expected sublease income), $0.1 million for costs associated with operating the building through May 2000, $0.6 million for the write-off of leasehold improvements and $0.6 million for moving out of the building. During the third quarter of 2000, the Company completed the expense reduction plan and reversed the unused $23 thousand balance of the restructuring reserve established during the third quarter of 1999.

     Interest expense. Interest expense consists primarily of interest on the Company's Convertible Notes, and, to a lesser extent, interest on approximately $1.9 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.8 million and $0.9 million, respectively, in the three-month periods ended September 30, 2000 and September 25, 1999. Interest expense declined due to a reduction in the balance outstanding of the Company's Convertible Notes due 2004.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT.

Interest income and other, net declined to $0.8 million for the three-month period ended September 30, 2000 from $1.3 million for the three-month period ended September 25, 1999. Interest income and other, net for the three months ended September 30, 2000 included approximately $0.6 million of interest income and approximately $0.1 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC. Interest income and other, net for the three months ended September 25, 1999 included approximately $1.0 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC and approximately $0.6 million of interest income which was partially offset by approximately $0.3 million of foreign currency hedging losses. The $1.0 million payment from 601 California Avenue LLC was equivalent to approximately two and one half years of accumulated dividends in arrears. Dividends on the Preferred Share are now current.

     6 1/2% Convertible Subordinated Notes Due 2004. In July 1998, the Company's Board of Directors approved the repurchase in the open market of up to $19.0 million of its 6 1/2% Convertible Notes. The Company repurchased $12.3 million of these notes during the three months ended September 25, 1999 from which it recognized a gain of $2.9 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rates for the three-month periods ended September 30, 2000 and September 25, 1999 were 0% and a benefit rate of 38%, respectively. The Company did not accrue a tax benefit during the three-month period ended September 30, 2000 due to the inability to realize additional refunds from loss carry-backs. As of September 30, 2000 the Company's deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company determines it is more likely that it will not earn taxable income in the future sufficient to realize the value of these deferred tax assets, then the Company will expense the value of the deferred tax assets not likely to be realized.

  Nine Months Ended September 30, 2000 and September 25, 1999

     Net revenues. Net revenues decreased by 27% to $26.1 million for the nine-month period ended September 30, 2000 from $35.8 million for the nine-month period ended September 25, 1999. Net revenues from Equipment sales declined to $20.9 million for the nine-month period ended September 30, 2000 from $30.2 million for the nine-month period ended September 25, 1999. The decrease in net revenues from Equipment was due primarily to a decrease in sales of disk manufacturing systems, and to a lesser extent flat panel manufacturing systems, partially offset by increased sales of system upgrades and components. Net revenues from Photonics decreased to $5.2 million for the nine-month period ended September 30, 2000 from $5.6 million for the nine-month period ended September 25, 1999. The decrease in Photonics sales was primarily the result of a research and development contract that was on hold for most of the three-month period ended April 1, 2000.

     International sales decreased by 72% to $6.4 million for the nine-month period ended September 30, 2000 from $23.3 million for the nine-month period ended September 25, 1999. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing equipment, and to a lesser extent flat panel manufacturing equipment. International sales constituted 25% of net revenues for the nine-month period ended September 30, 2000 and 65% of net revenues for the nine-month period ended September 25, 1999.

     Gross margin. Gross margin was 12% for the nine-month period ended September 30, 2000 as compared to 7% for the nine-month period ended September 25, 1999. Gross margin in the Equipment business increased to 19% for the nine-month period ended September 30, 2000 as compared to 9% for the nine-month period ended September 25, 1999.

     Equipment gross margins increased in the nine-month period ended September 30, 2000 as the result of a favorable mix of relatively high margin upgrades for the Company's installed base of MDP-250 systems and a reduced level of manufacturing overhead, which were partially offset by the establishment of $3.1 million of inventory reserves related to slow moving systems inventory. Excluding the effect of this reserve, Equipment gross margins were 34%. Equipment gross margins were depressed in the nine-month period ended September 25, 1999 as the result of the sale of three used disk sputtering systems at heavily discounted prices, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory, high initial costs to complete the Company's first production rapid thermal processing system and first MDP-250K disk sputtering system, payment of $0.5M as part of the settlement of the patent claim with CVC Products, Inc. and under-absorption of manufacturing overhead.

     Photonics gross margins declined to (10%) for the nine-month period ended September 30, 2000 from 10% for the nine-month period ended September 25, 1999. Photonics gross margins have been negatively impacted during the nine-month period ended September 25, 2000 as the result of an increased proportion of Photonics revenue from cost-sharing research and development contracts. The Company expects that Photonics gross margins will fluctuate based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost-shared research and development contracts.

     Research and development. Company funded research and development expense decreased by 31% to $7.7 million for the nine-month period ended September 30, 2000 from $11.1 million for the nine-month period ended September 25, 1999, representing 29% and 31%, respectively, of net revenue. This reduction was primarily the result of decreased expense for the development of disk manufacturing equipment and rapid thermal processing equipment, and to a lesser extent, reduced spending for Photonics products and electron beam processing equipment.

     Research and development expenses do not include costs of $4.2 million and $4.7 million, respectively, for the nine-month periods ended September 30, 2000 and September 25, 1999 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.6 million and $0.7 million, respectively, in the nine-month periods ended September 30, 2000 and September 25, 1999, reimbursed under the terms of a research and development cost sharing agreement with the Company's Japanese flat panel manufacturing equipment development partner.

     Selling, general and administrative. Selling, general and administrative expense decreased by 47% to $3.0 million for the nine-month period ended September 30, 2000 from $5.6 million for the nine-month period ended September 25, 1999, representing 11% and 16%, respectively, of net revenue. The primary reasons for the decline were a $1.5 million credit to bad debt expense and the discontinuation of the Company's electron beam processing equipment product line.

     Restructuring expense (gain). Restructuring expense (gain) was ($0.6) million and $2.2 million in the nine-month periods ended September 30, 2000 and September 25, 1999, respectively. In March 1999, the Company completed a reduction in force of approximately 10% of its worldwide staff and incurred employee severance costs of approximately $115,000. In March 1999, the Company also negotiated an early termination of its lease commitment in Rocklin, California, which resulted in a $132,000 reduction of previously expensed closure costs. This $132,000 reduction in restructuring costs was partially offset by the $115,000 of restructuring costs related to the Company's March 1999 reduction in force. In September 1999 the Company adopted a plan to reduce expenses. The expense reduction plan included closure of one of the buildings at its Santa Clara facility and a reduction in force of seven employees at the Company's facilities in Santa Clara, CA. The Company incurred a restructuring charge of $2.2 million related to the expense reduction plan. The significant components of this charge included $0.9 million for future rent due on the lease of the building (net of expected sublease income), $0.1 million for costs associated with operating the building through May 2000 and $1.2 million for the write-off of leasehold improvements and other costs associated with restructuring. During the three months ended April 1, 2000 the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated an early lease termination for the space. As a result, the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space.

     Interest expense. Interest expense declined to $2.3 million in the nine-month period ended September 30, 2000 from $2.9 million in the nine-month period ended September 25, 1999. Interest expense declined due to a reduction in the balance outstanding of the Company's Convertible Notes due 2004.

     Interest income and other, net. Interest income and other, net decreased to $2.3 million for the nine-month period ended September 30, 2000 from $3.2 million for the nine-month period ended September 25, 1999. Interest income and other, net for the nine-month period ended September 30, 2000 included approximately $1.7 million of interest income, approximately $0.3 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC and approximately $0.2 million of foreign currency hedging gains. Interest income and other, net for the nine-month period ended September 25, 1999 included approximately $1.6 million of interest income, approximately $1.0 million of dividend income on the Preferred Share the Company owns in 601 California Avenue LLC, approximately $0.5 million of foreign currency hedging gains.

     6 1/2% Convertible Subordinated Notes Due 2004. The Company repurchased $16.3 million of its Convertible Notes during the nine-month period ended September 25, 1999 from which it recognized a gain of $3.8 million, net of applicable taxes.

     Provision for (benefit from) income taxes. The Company's estimated effective tax rates for the nine-month periods ended September 30, 2000 and September 25, 1999 were 0% and a benefit rate of 38%, respectively. The Company did not accrue a tax benefit during the nine-month period ended September 30, 2000 due to the inability to realize additional refunds from loss carry-backs. As of September 30, 2000 the Company's deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company determines it is more likely that it will not earn taxable income in the future sufficient to realize the value of these deferred tax assets then the Company will expense the value of the deferred tax assets not likely to be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $0.9 million for the nine-month period ended September 30, 2000. The cash used was due primarily to the net loss incurred by the Company, which was partially offset by an increase in customer advances and by depreciation and amortization.

     The Company's investing activities provided cash of $6.0 million for the nine-month period ended September 30, 2000 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

     The Company's financing activities provided cash of $0.5 million for the nine-month period ended September 30, 2000 as the result of the sale of the Company's common stock to its employees through the Company's employee benefit plans.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  The disk drive industry is cyclical and subject to prolonged down-cycles.

     Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry is cyclical and has experienced long periods of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. These down-cycles reduce the demand for the disk manufacturing equipment we sell. As a result Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses since the third quarter of 1998. Intevac is not able to accurately predict when the industry conditions that have depressed our sales will become more favorable.

  Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

     Over the past few years the amount of data that can be stored on a single thin-film computer disk has been growing at approximately 100% per year. Although the number of disk drives produced has continued to significantly increase each year, the increase in areal density has resulted in a reduction in the number of disks required per disk drive. The result has been that the number of thin-film disks used worldwide has not grown significantly since 1997. Without an increase in the number of disks required, Intevac's disk equipment sales are largely limited to upgrades of existing capacity, rather than capacity expansion. While the rapidly falling cost of storage per gigabyte is leading to new applications for disk drives beyond the traditional computer market, it is not clear to what extent the demand from these new applications will offset further declines in the average number of disks required per disk drive.

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

     Intevac experiences intense competition in the Equipment Business. For example, Intevac's disk sputtering products experience competition worldwide from two principal competitors, Unaxis AG ("Unaxis") and Anelva Corporation ("Anelva"), each of which is a large manufacturer of complex vacuum equipment and thin-film disk manufacturing systems and has sold a substantial number of thin-film disk sputtering machines worldwide. Both Unaxis and Anelva have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter Intevac's markets and develop such enhanced products.

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

     The majority of our Equipment revenues have historically come from the sale of equipment used to manufacture thin-film disks and to a lesser extent from the sale of equipment used to manufacture flat panel displays. The systems Intevac sells typically cost between $1 and $5 million each. The purchase of Intevac's systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time in order to be able to purchase our equipment. Because of the prolonged industry downturn, some of our customers may not be willing, or able, to make the magnitude of capital investment required to purchase our products.

  A portion of our sales are to international customers.

     Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international opera-tions and potentially adverse tax consequences. Intevac earns a significant portion of its revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on Intevac's business.

     Intevac's international sales are generally made to customers in the Far East and the company typically quotes and sells its products in US dollars. However, for some Japanese customers, Intevac quotes and sells its products in Japanese Yen. Intevac, from time to time, enters into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to Intevac's business. However, there can be no assurance that the offer and sale of products in foreign denominated currencies, and the related foreign currency hedging activities will not adversely affect Intevac's business.

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

     Over the last eleven quarters Intevac's operating income or loss as a percentage of net revenues has fluctuated from approximately (79%) to 8% of net revenues. Over the same period revenues per quarter have fluctuated between $35.8 million and $5.9 million. Intevac anticipates that its revenues and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     Intevac has completed multiple acquisitions as part of its efforts to grow and diversify its business. For example, Intevac's business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three separate acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, although it closed this business in early 2000. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac's business.

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

     It is known that the Australian Army established a Board of Inquiry to investigate the accident and that the Board of Inquiry concluded that the accident was not caused by defective night vision goggles. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Durkin suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company's business, operating results and financial condition. A motion by the defendants in the lawsuit to have the suit dismissed on forum non conveniens grounds was denied by the Connecticut Superior Court. The Connecticut Superior Court's decision to deny the defendants motion is currently under review by the Connecticut Supreme Court.

     On January 5, 2000, the Company's RPC Technologies, Inc. subsidiary was named as a defendant in a lawsuit filed in United States District Court in Texas. The lawsuit was filed by Reita Miller, Executrix of the estate of Thomas
O. Miller, and family members of Mrs. Miller. The suit names RPC Technologies, Inc., RPC Industries, Inc. and Intevac, Inc. as defendants. Included in the suits allegations are assertions that Thomas O. Miller protracted leukemia and died as the result of working in and around Broad Beam accelerators manufactured by RPC Industries, Inc. and installed at Mr. Miller's employer, Tetra Pak. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Miller suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company's business. The lawsuit is scheduled for trial in February 2001.

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

                                          INTEVAC, INC.

Date: November 7, 2000                    By:      /s/ NORMAN H. POND
                                            ------------------------------------
                                            Norman H. Pond
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: November 7, 2000                    By:    /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1     Financial Data Schedule