Form 10-K405
period 2000-12-31
INTEVAC INC
filed 2001-03-09
CIK 1001902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 26, 2001 was approximately $20,087,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 26, 2001 approximately 11,934,668 shares of the Registrant's Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Words such as "believes," "expects," "anticipates" and the like indicate forward-looking statements. Intevac's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting Intevac's Business."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Intevac, Inc.'s ("Intevac" or the "Company") businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as thin-film disks and flat panel displays (the "Equipment Division") and the development of highly sensitive electro-optical devices (the "Photonics Division").

     The Equipment Division is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Division also realizes revenues from the sales of disk lubrication equipment and flat panel display ("FPD") manufacturing equipment. Upgrades, spare parts and after-sale service are also sold to purchasers of Intevac's equipment, and sales of components are made to other manufacturers of vacuum equipment. The Equipment Division recorded sales of $28.8 million in 2000, down from $36.0 million in 1999. 2000 Equipment Division revenues resulted primarily from the sales of technology upgrades, spare parts and consumables for disk manufacturing equipment, rather than from the sale of new disk manufacturing systems. The Company expects this trend to continue in 2001 for its disk manufacturing products. However, the Company entered 2001 with a substantial backlog of orders for its FPD manufacturing equipment and expects substantial revenue growth in the Equipment Division during 2001, primarily as a result of increased sales of FPD manufacturing equipment.

     The Photonics Division develops electro-optical devices that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology, when combined with advanced silicon integrated circuits, makes it possible to produce highly sensitive digital video cameras. This development work is aimed at creating new products for both military and industrial applications. Products under development include Intensified Digital Video Sensors, LIVAR(R) systems for positive target identification, and low-cost low-light-level cameras. Intevac's Intensified Digital Video Sensor offers both high sensitivity and high resolution. The output of this sensor is digital video. Systems using this sensor have capabilities and features not possible with the direct view night vision devices currently in use by the military. For example, these systems free the user from having to hold the device to the eye and permit remote viewing and image processing. Intevac integrated its Intensified Digital Video Sensor technology with a laser illuminator to create its LIVAR(R) ("Laser Illuminated Viewing and Ranging") system. The LIVAR(R) system is similar to RADAR, but with a number of improvements. The illuminator is an eye safe laser, rather than a microwave source, and the reflected signal is displayed as a digital video image. Photonics Division sales, which consisted primarily of contract research and development, increased to $7.3 million in 2000 from $7.0 million in 1999. The Photonics Division has completed approximately $23 million of government-sponsored research and development since 1994.

EQUIPMENT

  Disk Sputtering Systems

     Intevac sputtering systems are typically offered at list prices ranging from $2.5 million to $3.5 million, depending upon configuration, to both captive and merchant thin-film disk manufacturers. There are approximately 110 Intevac MDP-250 disk sputtering systems installed worldwide at Fuji Electric, Fujitsu Limited, Hitachi, Komag, MMC Technology, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony and Trace Storage Technology.

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

  Cluster Tool Add-On Module

     The rapid increase in areal density has caused the thin films deposited by our MDP-250 series of equipment to quickly become much more complex. This increased complexity is leading to the need for additional process stations and flexibility in the equipment to accommodate both an increased number of process steps and new processing requirements. To answer these needs, Intevac developed the MDP-200, a modular add-on system that allows manufacturers to seamlessly integrate any number of additional process stations onto their MDP-250 sputtering equipment in a vacuum environment. The MDP-200 provides the capability to process disks through process stations serially or in parallel giving manufacturers broad flexibility to integrate process steps with different process times. The MDP-200 can accommodate a variety of processes including heating, thin-film deposition, cooling, and vapor lubrication. This arrangement also improves vacuum isolation between process steps, which is of increasing importance for some new processes, such as advanced carbon and vapor lubrication, which utilize materials that are not compatible with the sputtering processes for the underlayers and magnetics.

  New Carbon Technology

     One method for increasing the areal density of disks is to reduce the thickness of the carbon overcoat that protects the underlying magnetic film from wear and corrosion. By reducing the thickness of the overcoat the disk drive head can fly closer to the magnetic film which increases signal strength. To achieve thinner carbon overcoats Intevac has developed its new carbon technology ("NCT") process station. The NCT process station is able to apply very hard, diamond-like carbon overcoats to disks that permit the carbon overcoats to be reduced in thickness to below 50 angstroms.

  Disk Lubrication Equipment

     Lubrication is the production step that follows disk sputtering in the manufacture of thin-film disks. Intevac, through its 1996 acquisition of San Jose Technology Corp. ("SJT"), is the leading supplier of gravity flow disk lubrication systems. During lubrication, a microscopic layer of lubricant is applied to the disk's surface to improve durability, reduce corrosion and reduce surface friction. This is accomplished by immersing the disks in a solvent that has been mixed with a small amount of lubricant. Intevac's gravity disk lubrication products allow thin-film disk manufacturers to uniformly lubricate disks in a temperature controlled, low vibration, contamination free environment with a minimal amount of solvent loss.

     Intevac's Vapor Lubrication System (the "VLS") is a new approach to disk lubrication that couples vacuum sputter coating with a vacuum lubrication process. The VLS is an alternative to the traditional gravity lubrication process and offers a number of process enhancements to disk manufacturers. Since the disks never leave vacuum after sputtering, the exposure of the disk to atmosphere between the sputtering and lubrication steps is eliminated. This improves process control, reduces the risk of contamination and improves the bonding of the lubricant to the disk. Additionally, more efficient use is made of clean room space and the process is environmentally friendly as large quantities of expensive solvents are eliminated from the lubrication process.

  MDP-250 Upgrade Path

     Many of the new process and system technologies that Intevac has developed for its newest MDP-250 systems have been designed to be backwards compatible and field installable. The MDP-200, the Vapor Lubrication System, all process stations, and a number of the speed and vacuum enhancements can be retrofitted to Intevac's existing installed based of MDP-250 systems. Intevac's intent is to afford our customers a cost-effective solution that significantly upgrades and extends the capabilities of their installed base of equipment in a manner that is complementary to the latest generation MDP-250 systems.

  Flat Panel Display Sputtering Equipment

     FPD's are used for a variety of applications such as PCs, handheld communication devices, workstations and video displays. The manufacture of several types of flat panel displays, such as active matrix liquid crystal display ("AMLCD") and plasma display panel ("PDP"), requires the use of a sputtering process to deposit thin-film layers of different materials onto a glass substrate. Intevac believes that the skills and technologies that it has developed for the thin-film disk manufacturing industry are directly applicable to the FPD manufacturing industry. These skills and technologies include its expertise and experience in sputtering, rapid heating, high vacuum, isolated process chambers and substrate transport. In addition, as with the thin-film disk manufacturing industry, the FPD industry involves providing complex, expensive capital equipment to a small number of customers worldwide.

     Intevac developed its FPD sputtering system for this market under an agreement with its development partner, Ebara Corporation ("Ebara"). Under the agreement, as amended, Ebara agreed to pay one-half of the development costs of the flat panel sputtering system in exchange for joint ownership of the intellectual property rights and the exclusive right to manufacture and sell in Japan the flat panel sputtering systems developed under the agreement. Intevac has retained the exclusive right to manufacture and sell such flat panel sputtering systems outside of Japan. Each party is required to pay royalties to the other party on its flat panel sputtering system sales. Ebara has not yet exercised its right to manufacture FPD equipment.

     Intevac's D-STAR(R) flat panel sputtering systems are scalable and have been manufactured in sizes capable of sputtering glass substrates as small as 550 mm by 650 mm to as large as 1.2 meters by 1.6 meters.

     During 2000 Intevac manufactured a custom D-STAR(R) system for a customer with a multi-chip module application. That customer cancelled its order shortly before shipment of the system. The Company has a substantial inventory investment in the custom system and is in active dialog with the customer to resolve the cancellation. Depending on the results of the dialog with the customer, Intevac may have to establish a cost-to-market reserve for this system in the future.

  Flat Panel Display Rapid Thermal Processing Equipment

     Intevac's rapid thermal processing ("RTP") systems are used to rapidly modify the characteristics of thin films deposited on glass substrates such as are used in the manufacture of FPD's. Intevac's patented RTP technology enables manufacturers to change the properties of these thin films by thermally processing them at temperatures that would otherwise distort and destroy the underlying glass substrate. Processes that Intevac's RTP systems are suitable for include thin-film activation after ion implant, dehydrogenation, densification and crystallization. Intevac's RTP systems are in use at Sony, Sanyo and a joint manufacturing facility of Sony and Toyota.

     An arc lamp with a patented reflector that produces an intense and highly uniform spectral output is the core of the RTP system. The lamp/reflector system enables transient annealing rather than heating of the entire substrate. In transient annealing a uniform line of radiation is focused onto the moving substrate and a narrow band of the substrate is brought up to peak process temperature at any time. The substrate remains undistorted because at all times the majority of its area is at a relative cool temperature and can act to stabilize the small area, which is very hot. Exposure time is typically under one second.

  Electron Beam Processing Equipment

     In December 1999, Intevac incurred a charge of $1.6 million related to a plan to terminate its electron beam product line. The plan included the delivery of the three electron beam systems on order and subsequent closure of the Hayward facility where the systems were manufactured. In March 2000, the Company sold the electron beam business to Quemex Technology, Ltd. ("Quemex") and Quemex assumed responsibility for Intevac's Hayward facility. Intevac retained rights to the three systems on order, which were completed and shipped.

PHOTONICS

  History

     Intevac's Photonics products have been developed by a team that initially began working together in the 1980's in the Varian central research labs and night vision business unit. When Intevac was formed in 1991, it acquired Varian's night vision business, and the related Varian central research lab activities and technology. The central research lab group became part of the R&D department for Intevac's night vision business and continued to develop Intevac's photocathode technology. In 1995, Intevac sold its night vision business to Litton Industries. However, the technical team remained at Intevac and formed the Photonics Division. Since 1995 the Photonics Division has been further developing its technology, with the majority of its activities being funded by R&D contracts from the United States Government. During this period the Photonics Division has also worked collaboratively with other research organizations, including Stanford University, Lawrence Livermore National Laboratory and The Charles Stark Draper Laboratory.

  Technology

     Intevac's Intensified Digital Video Sensor exemplifies Intevac's Photonics technology. The Intensified Digital Video Sensor is a vacuum device about an inch in diameter and a quarter-inch thick. The Intensified Digital Video Sensor has a transparent glass window on one side through which photons are focused onto a photocathode on the vacuum side of the window. When a photon strikes the photocathode, an electron is emitted into the vacuum. The electron is then accelerated and strikes a Charge Coupled Device ("CCD"). The CCD then outputs a high-resolution video signal.

     The Intensified Digital Video Sensor offers both high sensitivity and high resolution. It works well in the visible as well as the near infrared range of the spectrum. The output is video, which frees the user from having to hold the device to the eye and permits remote viewing and image processing. The Company believes it has capability and features not possible with the direct view night vision devices currently in use by the military.

  LIVAR(R) Target Identification System

     Intevac integrated its Intensified Digital Video Sensor technology with a laser illuminator to create its Laser Illuminated Viewing and Ranging system ("LIVAR(R)"). The LIVAR(R) system is similar to RADAR, but with a number of improvements. The illuminator is an eye safe laser, rather than a longer wavelength microwave source, and the reflected signal is displayed as a digital video image, rather than as a blip. This enables real time, high-resolution imagery for target identification at much longer ranges than was previously possible.

     The potential benefit of the LIVAR(R) system is clear for military conflicts such as that which occurred in Kosovo. In the Kosovo conflict, casualties to US servicemen were politically unacceptable, which meant that aircraft could only operate at high altitudes where they were relatively safe from ground launched missile attacks. It was also unacceptable to inflict collateral damage to the other sides' civilians or to other untargeted assets. However, these goals are mutually exclusive unless capability exists for positively identifying targets from long ranges.

     Currently the military uses several means for target location and identification including forward-looking infrared ("FLIR") systems and RADAR. While these systems can sense targets at relatively long ranges, the resolution is poor, and positive identification is difficult, or impossible. The LIVAR(R) system complements the existing FLIR and RADAR technology and enables target identification in addition to target sensing. Because of these advantages, LIVAR(R) is currently under consideration by the US military as a key capability to be deployed in a number of the US military's weapons systems including the Joint Strike Fighter, Unmanned Aerial Vehicles, Unmanned Ground Vehicles, and a man-portable system.

     Intevac is under contract from the U.S. Army for the development and demonstration of a low cost, man-portable targeting and surveillance system. The targeting and surveillance system will utilize LIVAR(R) technology, which will enable identification of targets at long ranges under day/night conditions, a significant improvement in both resolution and range over existing target identification systems. Intevac expects to deliver this unit during 2001.

  High Performance Cameras

     In September 1999, the first of seven highly sensitive short-wave infra-red cameras was accepted by Intevac's customer, Lockheed Martin Missiles & Space, for use in the U.S. Air Force's Airborne Laser ("ABL") program. The ABL system will be carried aboard a modified Boeing 747 and will be capable of shooting down theater ballistic missiles launched hundreds of kilometers away. The highly sensitive Intevac camera is an enabling technology for this program.

     The key technology in the ABL camera is a highly sensitive photocathode, which emits electrons that are detected by a CCD. The electron bombarded CCD ("EBCCD") was developed under a cost shared Technology Development Agreement with the Defense Advanced Research Projects Agency ("DARPA"). The ABL program was the first application using this technology.

  Low Cost Low Light Level Cameras

     Today's low light level cameras, derived from military night vision technology, are too expensive for most commercial applications. Intevac's objective is to reduce this cost to $500 per camera, a cost at which the Company believes that large available markets for commercial security cameras, law enforcement and traditional military night vision tubes could be addressed. Intevac is currently developing this low light level video camera with National Semiconductor under a $10 million cost-sharing program sponsored by the National Institute of Standards and Technology ("NIST"). The NIST program involves the development of a CMOS chip that integrates an active pixel imaging sensor with camera electronics by National Semiconductor; photocathode design, product integration and development of low cost manufacturing processes by Intevac's Photonics Division; and development of automated processing and assembly equipment by Intevac's Equipment Division.

     Unlike present low light level cameras, which work well only in darkness, these Electron Bombarded Active Pixel Sensor ("EBAPS(TM)") cameras should perform just as well in all types of lighting conditions, including bright daylight. Intevac plans to begin commercial sales in 2002.

  Negative Electron Affinity Electron Sources

     Development is also being done on negative electron affinity ("NEA") electron sources. NEA electron sources provide an enabling technology to be used in semiconductor test and photolithography equipment, which could significantly improve throughput and permit a significant reduction in the feature size of integrated circuits.

RESEARCH AND DEVELOPMENT

     Intevac's products serve markets characterized by rapid technological change and evolving industry standards. As a result, Intevac routinely invests substantial amounts in research and development and expects to continue an active development program. Intevac's research and development expenses were $10.6 million, $14.1 million and $12.7 million, respectively, in 2000, 1999 and 1998. Research and development expenses represented 29%, 33% and 13%, respectively, of net revenues in 2000, 1999 and 1998. Research and development expenses do not include costs of $0.7 million, $1.1 million and $1.8 million that were incurred by Intevac in 2000, 1999 and 1998, respectively, that were reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment. Additional research and development expenses of $6.0 million, $5.9 million and $4.8 million in 2000, 1999 and 1998, respectively, were incurred under contract for the Company's Photonics customers. These costs are included in cost of goods sold.

SALES CHANNEL, CUSTOMERS AND MARKETING

     Domestic equipment sales are made by the Equipment Division direct sales force. International equipment sales are made by the Company's exclusive distributor in Japan, Matsubo; the Company's subsidiary in Singapore; and by sales representatives in Korea and Taiwan. The Company's distributor and sales representatives typically provide sales, installation, warranty and ongoing customer support. Through the second quarter of 2000, Intevac marketed its flat panel manufacturing equipment to Far East customers through its Japanese joint venture, IMAT, after which Intevac and its joint venture partner, Matsubo, transferred IMAT's activities and employees to Matsubo and terminated the operations of IMAT. Photonics sales are made by the Photonics Division direct sales force.

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

     The selling process for Intevac's Photonics Division primarily involves the solicitation of contracts and subcontracts from government agencies and from government contractors and subcontractors. Some contracts are bid at a fixed cost, some contracts are bid at cost plus a fee and some contracts are bid on a cost-sharing basis. The sales process involves government procurement regulations and is dependant on the continuing availability of government funding for the Company's research programs. Future production orders for Intevac's military products are dependent on the government funding of the weapons systems that utilize Intevac products such as LIVAR(R).

     Historically, a significant portion of Intevac's revenues in any particular period has been attributable to sales to a limited number of customers. For example, 46%, 66% and 71% of Intevac's total revenues in 2000, 1999 and 1998, respectively, were accounted for by the three largest customers in each of the those years. Intevac's largest customers change from period to period and it is expected that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future.

     Foreign sales accounted for 27% of revenues in 2000, 60% of revenues in 1999 and 53% of revenues in 1998. The majority of Intevac's foreign sales are to companies in the Far East and Intevac anticipates that sales to customers in the Far East will continue to be a significant portion of its revenues.

CUSTOMER SUPPORT

     Intevac provides process and applications support, customer training, installation, start-up assistance and emergency service support to its customers. Process and applications support is provided by Intevac's equipment process engineers who also visit customers at their plants to assist in process development projects. Intevac conducts training classes for process engineers, machine operators and machine service personnel. Additional training is also given during the machine installation. Installation and start up support is generally provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of systems in overseas locations as required.

     Intevac generally provides a one-year warranty on its equipment. During this warranty period any necessary non-consumable parts are supplied and installed. Intevac employees provide field service support primarily in the United States, Singapore and Malaysia. In other countries, field service support is provided by Intevac's distributors and sales representatives, supplemented by Intevac factory support. Intevac and its distributor stock consumables and spare parts to support the installed base of systems. These parts are available on a 24-hour per day basis.

MANUFACTURING

     All of Intevac's manufacturing is conducted at its facility in Santa Clara, California. Intevac's Equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources and system assembly, alignment and testing. Intevac's Photonics manufacturing operations include growth of advanced photocathodes and assembly of complex vacuum devices under clean room conditions utilizing a number of advanced processing techniques. Intevac makes extensive use of the infrastructure serving the semiconductor equipment business. Intevac purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and custom mechanical parts made by forging, machining and welding. Intevac has a well-equipped fabrication center that manufactures a portion of the fabricated parts used in Intevac products and also sells fabricated parts to commercial customers.

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

BACKLOG

     Intevac's backlog was $42.1 million and $24.6 million at December 31, 2000 and December 31, 1999, respectively. Intevac includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements of Intevac's customers cannot be determined with accuracy, and therefore Intevac's backlog at any certain date may not be indicative of future demand for Intevac's products.

PATENTS AND LICENSING

     Intevac currently has 30 patents issued in the United States and 17 patents issued in foreign countries, and has patent applications pending in the United States and foreign countries. Of the 30 U.S. patents, 11 relate to sputtering, 7 relate to RTP, 10 relate to photonics, 1 relates to lubrication systems and 1 relates to CSS. Five foreign patents relate to sputtering, 11 relate to photonics and 1 relates to RTP. In addition, Intevac has the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

EMPLOYEES

     At December 31, 2000, Intevac had 190 employees, including 16 contract employees. 86 of these employees were in research and development, 72 in manufacturing, and 32 in administration, customer support and marketing.

RISK FACTORS AFFECTING INTEVAC'S BUSINESS

  Our products are complex, constantly evolving, and often manufactured to individual customer requirements.

     Intevac's Equipment Division products have a large number of components and are highly complex. Intevac may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by Intevac must be customized to meet individual customer site or operating requirements. Intevac has limited manufacturing capacity and may be unable to complete the development or meet the technical specifications of its new systems or enhancements or to manufacture and ship these systems or enhancements in a timely manner. In addition, Intevac may incur substantial unanticipated costs early in a product's life cycle, such as increased cost of materials due to expediting charges, other purchasing inefficiencies and greater than expected installation and support costs which cannot be passed on to the customer. In certain instances, Intevac is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect Intevac's business.

  The Equipment Division is subject to rapid technical change.

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

  The Photonics Division does not yet generate a significant portion of its revenues from product sales.

     To date the activities of the Photonics Division have concentrated on the development of its technology and prototype products that demonstrate this technology. Revenues have been derived primarily from research and development contracts funded by the United States Government and its contractors. The Company plans to develop standard photonics products for sale to military and commercial customers. The Photonics Division will require substantial further investment in sales and marketing, in product development and in additional production facilities to support the planned transition to volume sales of photonics products to military and commercial customers. There can be no assurance that the Company will succeed in these activities and generate significant increases in sales of products based on its photonics technology.

  The sales of our equipment products are dependent on substantial capital investment by our customers.

     The majority of our Equipment revenues have historically come from the sale of equipment used to manufacture thin-film disks, and to a lesser extent, from the sale of equipment used to manufacture flat panel displays. The purchase of Intevac's systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time in order to be able to purchase our equipment. Some of our customers, particularly those that purchase our disk manufacturing products, may not be willing, or able, to make the magnitude of capital investment required to purchase our products.

  The disk drive industry has been severely impacted by excess capacity since 1997.

     Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry has experienced a long period of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. Some of these manufacturers have gone out of business. Some of these manufacturers have been acquired by their competitors. Accordingly, the number of potential customers for Intevac's disk equipment products has been reduced. As a result of these factors, Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Intevac is not able to accurately predict when the industry conditions that have depressed our disk equipment sales will become more favorable.

  Demand for capital equipment is cyclical.

     Intevac's Equipment Division sells capital equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, then demand for new capital equipment such as Intevac's tends to be amplified. When supply of these commodity products exceeds capacity, then demand for new capital equipment such as Intevac's tends to be depressed. The cyclical nature of the capital equipment industry means that in some years, such as 1997, sales of new systems by the Company will be unusually high, and that in other years, such as 2000, sales of new systems by the Company will be severely depressed.

  Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

     Over the past few years the amount of data that can be stored on a single thin-film computer disk has been growing at approximately 100% per year. Although the number of disk drives produced has continued to increase each year, the growth in areal density has resulted in a reduction in the number of disks required per disk drive. The result has been that the number of thin-film disks used worldwide has not grown significantly since 1997. Without an increase in the number of disks required, Intevac's disk equipment sales are largely limited to upgrades of existing capacity, rather than capacity expansion. While the rapidly falling cost of storage per gigabyte is leading to new applications for disk drives beyond the traditional computer market, it is not clear to what extent the demand from these new applications will be offset by further declines in the average number of disks required per disk drive.

  Our competitors are large and well financed and competition is intense.

     Intevac experiences intense competition in the Equipment Division. For example, Intevac's equipment products experience competition worldwide from competitors including, Anelva Corporation, Applied Films Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which have sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter Intevac's markets and develop such enhanced products.

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

Competition in northern California for such personnel is intense. The cost of living in northern California is also extremely high, which further increases the cost and difficulty of recruiting new employees. There can be no assurance that Intevac will be successful in attracting new employees and retaining its staff. The failure to attract and retain such personnel could have an adverse effect on Intevac's business.

  Business interruptions could adversely affect our business.

     Intevac's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. The Company's facility in California is currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of the facility. Additionally, the cost of electricity and natural gas has increased significantly. Such cost increases and any further cost increases will impact the Company's profitability.

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

     Over the last eight quarters Intevac's operating loss as a percentage of net revenues has fluctuated from approximately (79%) to (8%) of net revenues. Over the same period sales per quarter have fluctuated between $13.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     - any patent owned by Intevac will not be invalidated, deemed unenforceable, circumvented or challenged, or

     - the rights granted under our patents will provide competitive advantages to Intevac, or

     - any of Intevac's pending or future patent applications will be issued with claims of the scope sought by Intevac, if at all, or

     - others will not develop similar products, duplicate Intevac's products or design around the patents owned by Intevac, or

     - foreign patent rights intellectual property laws or Intevac's agreements will protect Intevac's intellectual property rights.

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

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). During 1999 Intevac spent $9.7 million in cash to repurchase $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding as of December 31, 2000 commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac's ability to meet its debt service obligations will be dependent on Intevac's future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

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

     Based on the shares outstanding on December 31, 2000, the present directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

ITEM 2. PROPERTIES

     Intevac leases its 119,583 square feet facility in Santa Clara, California. The lease for this building expires in March 2007. Intevac has an option to extend the lease for an additional five-year period, with a monthly base rent to be negotiated by Intevac and the lessor. If Intevac and the lessor are unable to reach agreement with respect to such monthly base rent, an appraisal process set forth in the lease will determine the monthly base rent for the extension. Intevac also leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 2001. Intevac believes that its current facilities are suitable and adequate for its current and foreseeable operations. Intevac operates with one full manufacturing shift and one partial manufacturing shift. Intevac believes that it currently has sufficient productive capacity to meet its current needs.

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

     On January 5, 2000, the Company's RPC Technologies, Inc. subsidiary was named as a defendant in a lawsuit filed in United States District Court in Texas. The lawsuit was filed by Reita Miller, Executrix of the estate of Thomas
O. Miller, and family members of Mrs. Miller. The suit named RPC Technologies, Inc. and RPC Industries, Inc. as defendants. Included in the suits allegations were assertions that Thomas O. Miller protracted leukemia and died as the result of working in and around Broad Beam accelerators manufactured by RPC Industries, Inc and installed at Mr. Miller's employer, Tetra Pak. The suit was settled in early 2001 by the Company's insurers without cost to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                        EXECUTIVE OFFICERS AND DIRECTORS

     Certain information about Intevac's directors and executive officers is listed below:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Executive Officers and Directors:
Norman H. Pond.......................  62     Chairman of the Board
Ajit Rode............................  48     Chief Executive Officer & President of Equipment
                                              Division
Charles B. Eddy III..................  50     Vice President, Finance and Administration, Chief
                                              Financial Officer, Treasurer and Secretary
Verle Aebi...........................  46     President of Photonics Division
Edward Durbin(1).....................  73     Director
Robert D. Hempstead..................  57     Director
David N. Lambeth(1)(2)...............  53     Director
H. Joseph Smead(2)...................  75     Director

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. Mr. Pond served as President and Chief Executive Officer from February 1991 until July 2000. Before joining Intevac, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian Associates, Inc., a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian's operations. From 1984 to 1988, Mr. Pond was President of Varian's Electron Device and Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including as Group Executive. Mr. Pond holds a BS in physics from the University of Missouri at Rolla and a MS in physics from the University of California at Los Angeles.

     Dr. Rode has served as Chief Executive Officer of the Company and President of the Equipment Division since July 2000. Before joining Intevac, Dr. Rode served as Senior Vice President & General Manager of Semiconductor Systems, Inc., a division of FSI International, a publicly held supplier of photoresist processing equipment to the semiconductor, thin-film head and multi-chip module markets. From 1997 to 1998, Dr. Rode was employed by Spectrian, where he served as Vice President of the Multi-Carrier Power Amplifier product group. From 1995 to 1997, Dr. Rode was employed by Novellus Systems as General Manager of the CVD Business Unit. Dr. Rode holds a Bachelor of Technology in electrical engineering from the Indian Institute of Technology, a MS and Ph.D. in electrical engineering from Oregon State University and a MBA from University of Portland.

     Mr. Eddy has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Intevac since April 1991. Mr. Eddy served as Chief Financial Officer of Videonics, Inc., a manufacturer of consumer video editing equipment, from 1987 to 1991 and served as Chief Financial Officer of Parallel Computers, Inc., a startup computer company, from 1983 to 1987. Mr. Eddy was with Intel Corporation from 1974 to 1983 where he served in a variety of positions, including controller and plant manager. Mr. Eddy holds a BS in engineering science from the University of Virginia and a MBA from Dartmouth College.

     Mr. Aebi has served as President of the Photonics Division since July 2000. Mr. Aebi served as General Manager of the Photonics Division since May 1995 and was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the Company's night vision business, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

     Mr. Durbin has served as a Director of Intevac since February 1991. Mr. Durbin joined Kaiser Aerospace and Electronics Corporation, a privately held manufacturer of electronic and electro-optical systems, in 1975 and served as Vice Chairman with responsibility for marketing and business development until January 2001. Mr. Durbin holds a BS in electrical engineering from The Cooper Union and a MS in electrical engineering from the Polytechnic Institute of Brooklyn.

     Dr. Hempstead has served as a Director of Intevac since March 1997 and served as Chief Operating Officer of Intevac from April 1996 through June 1999. Before joining Intevac, Dr. Hempstead served as Executive Vice President of Censtor Corp., a manufacturer of computer disk drive heads and disks, from November 1994 to February 1996. He was a self-employed consultant from 1989 to November 1994. Dr. Hempstead is currently Chief Technology Officer at Veeco Instruments. Dr. Hempstead holds a BS and MS in electrical engineering from Massachusetts Institute of Technology and a Ph.D. in physics from the University of Illinois.

     Dr. Lambeth has served as a Director of Intevac since May 1996. Dr. Lambeth has been Professor of both Electrical and Computer Engineering and Material Science Engineering at Carnegie Mellon University since 1989. Dr. Lambeth was Associate Director of the Data Storage Systems at Carnegie Mellon University from 1989 to 1999. Since 1988, Dr. Lambeth has been the owner of Lambeth Systems, an engineering consulting and research firm. From 1973 to 1988, Dr. Lambeth worked at Eastman Kodak Company's Research Laboratories, most recently as the head of the Magnetic Materials Laboratory. Dr. Lambeth holds a BS in electrical engineering from the University of Missouri and a Ph.D. in physics from the Massachusetts Institute of Technology.

     Dr. Smead has served as a Director of Intevac since February 1991. Dr. Smead joined Kaiser Aerospace and Electronics Corporation in 1974 and served as Kaiser's President from 1974 until October 1, 1997. Dr. Smead served as President and Chairman of the Board of Directors of K Systems, Inc., Kaiser's parent company, from 1977 until October 1, 1997. Dr. Smead served as Chairman of the Board of Directors of Kaiser until December 31, 1999. Dr. Smead resigned as a director of Kaiser and its subsidiaries on December 1, 2000. Dr. Smead holds a BS in electrical engineering from the University of Colorado, a MS in electrical engineering from the University of Washington and a Ph.D. in electrical engineering from Purdue University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Intevac's Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol "IVAC." As of December 31, 2000, there were approximately 2,000 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                             HIGH       LOW
                                                            -------    ------
Fiscal 1999
  First Quarter...........................................  $10.125    $5.625
  Second Quarter..........................................  $ 6.250    $4.125
  Third Quarter...........................................  $ 6.125    $4.500
  Fourth Quarter..........................................  $ 4.625    $2.750
Fiscal 2000
  First Quarter...........................................  $ 8.000    $3.500
  Second Quarter..........................................  $ 4.625    $2.688
  Third Quarter...........................................  $ 7.090    $3.313
  Fourth Quarter..........................................  $ 5.130    $3.130

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

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues.................................  $ 36,049   $ 42,962   $ 95,975   $133,207   $88,232
Cost of net revenues.........................    34,059     40,410     71,717     91,255    55,652
                                               --------   --------   --------   --------   -------
Gross profit.................................     1,990      2,552     24,258     41,952    32,580
Operating expenses:
  Research and development...................    10,576     14,136     12,743     10,716     8,425
  Selling, general and administrative........     4,415      7,226     10,879     11,399     8,391
  Restructuring and other....................      (638)     3,069      1,088         --        --
  Acquired in-process research and
     development.............................        --         --         --        299     5,835
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    14,353     24,431     24,710     22,414    22,651
                                               --------   --------   --------   --------   -------
Operating income (loss)......................   (12,363)   (21,879)      (452)    19,538     9,929
Interest expense.............................    (3,033)    (3,711)    (4,187)    (3,581)     (175)
Interest income and other income, net........     3,072      3,632      3,176      3,268     1,569
                                               --------   --------   --------   --------   -------
Income (loss) from continuing operations
  before income taxes........................   (12,324)   (21,958)    (1,463)    19,225    11,323
Provision for (benefit from) income taxes....        --     (8,344)      (882)     6,728     6,350
                                               --------   --------   --------   --------   -------
Income (loss) from continuing operations.....   (12,324)   (13,614)      (581)    12,497     4,973
Income from discontinued operations..........        --         --      1,005         --        --
Income from repurchase of convertible
  notes......................................        --      3,844         --         --        --
                                               --------   --------   --------   --------   -------
Net income (loss)............................  $(12,324)  $ (9,770)  $    424   $ 12,497   $ 4,973
                                               ========   ========   ========   ========   =======
Basic earnings per share:
  Income (loss) from continuing operations...  $  (1.04)  $  (1.16)  $  (0.05)  $   1.00   $  0.40
  Net income (loss)..........................  $  (1.04)  $  (0.83)  $   0.04   $   1.00   $  0.40
  Shares used in per share calculations......    11,803     11,777     12,052     12,514    12,311
Diluted earnings per share:
  Income (loss) from continuing operations...  $  (1.04)  $  (1.16)  $  (0.05)  $   0.94   $  0.39
  Net income (loss)..........................  $  (1.04)  $  (0.83)  $   0.03   $   0.94   $  0.39
  Shares used in per share calculations......    11,803     11,777     12,354     15,385    12,901
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $ 38,403   $ 40,895   $ 60,916   $ 71,142   $   938
Working capital..............................    41,093     51,579     77,774     78,025    15,847
Total assets.................................    86,670     94,382    122,976    147,794    68,085
Long-term debt...............................    41,245     43,188     59,461     59,480       730
Total shareholder's equity...................    17,804     29,623     40,436     42,435    33,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as "believes," "expects," "anticipates" and the like indicate forward-looking statements. Intevac's actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under "Risk Factors Affecting Intevac's Business" and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks for computer hard disk drives and flat panel displays, related equipment and system components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues totaled $36.0 million, $43.0 million and $96.0 million in 2000, 1999 and 1998, respectively. Equipment revenues totaled $28.8 million, $36.0 million and $90.6 million in 2000, 1999 and 1998, respectively. Equipment revenues decreased in 2000 from 1999 primarily due to a decrease in sales of disk manufacturing systems, and to a lesser extent flat panel manufacturing systems, partially offset by increased sales of system upgrades and components. Equipment revenues decreased in 1999 from 1998 primarily due to a decrease in net revenues from disk sputtering systems and related equipment and to a lesser extent a decrease in net revenues from electron beam systems and flat panel display manufacturing equipment. Photonics revenues totaled $7.2 million, $7.0 million and $5.7 million in 2000, 1999 and 1998, respectively. Photonics revenues increased from 1999 to 2000 as the result of an increase in product shipments, which was partially offset by a lower level of revenues from contract research and development. Photonics revenues increased from 1998 to 1999 as the result of an increase in revenues from research and development contracts. Intevac's backlog of orders at December 31, 2000 was $42.1 million as compared to a December 31, 1999 order backlog of $24.6 million.

     In 2000, MMC Technology, Seagate, Westt and Matsubo (Intevac's Japanese distributor) each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 56% of net revenues. In 1999, Matsubo, Seagate and Lockheed Martin each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 66% of net revenues. In 1998, Matsubo, HMT Technology and MMC Technology each accounted for more than 10% of Intevac's consolidated revenues and in aggregate accounted for 71% of net revenues.

     International sales totaled $9.6 million, $25.7 million and $51.0 million in 2000, 1999 and 1998, respectively. International sales accounted for 27%, 60% and 53% of net revenues in 2000, 1999 and 1998, respectively. The decrease in international sales from 1999 to 2000 was primarily due to a decrease in net revenues from disk manufacturing equipment. The decrease in foreign sales from 1998 to 1999 was the result of decreased sales of equipment, primarily disk sputtering systems, and to a lesser extent, decreased sales of electron beam systems, which were offset partially by an increase in sales of rapid thermal processing systems used to produce flat panel displays. Substantially all of Intevac's international sales are to customers in the Far East.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 6%, 6% and 25% in 2000, 1999, and 1998, respectively.

     Gross margin in the Equipment Division was 12%, 7% and 28% in 2000, 1999 and 1998, respectively. Equipment Division gross margin during 2000 was negatively impacted by establishment of $5.1 million of reserves related to slow moving equipment inventory and a $0.8 million write-off of goodwill related to electronically swept source technology. 2000 Equipment Division gross margin excluding the effect of these two items would have been 32%. Gross margin declined in 1999 from 1998 as the result of under-absorption of manufacturing overhead due to low manufacturing volume, the sale of four used disk sputtering systems at heavily discounted prices, high initial costs to complete Intevac's first MDP-250K disk sputtering system and first production rapid thermal processing system, write-down of RPC inventory related to the plan to discontinue operations, payment of $0.5M as part of the settlement of a patent claim, establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory and an increase in the percentage of total revenue derived from research and development contracts.

     Gross margin in the Photonics Division was (8%), 7% and 12% in 2000, 1999 and 1998, respectively. Photonics gross margin declined from 1998 to 2000 as the result of an increased proportion of Photonics revenue resulting from cost-sharing contracts, as opposed to, fully funded research and development contracts.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment and flat panel display manufacturing equipment, and research by the Photonics Division. Company funded research and development expense totaled $10.6 million, $14.1 million and $12.7 million in 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was primarily the result of lower expenses related to the development of disk manufacturing products. The increase from 1998 to 1999 was caused primarily by higher expenses related to development of flat panel manufacturing equipment and photonics products.

     Research and development expenses do not include costs of $6.0 million, $5.9 million and $4.8 million in 2000, 1999 and 1998, respectively, related to Photonics contract research and development. These expenses are included in cost of goods sold. Research and development expenses also do not include costs of $0.7 million, $1.1 million and $1.8 incurred by Intevac in 2000, 1999 and 1998, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services and bad debt expense. Domestic equipment sales are made by the Equipment Division direct sales force. International equipment sales are made by the Company's exclusive distributor in Japan, Matsubo; the Company's subsidiary in Singapore; and by sales representatives in Korea and Taiwan. The Company's distributor and sales representatives typically provide sales, installation, warranty and ongoing customer support. Through the second quarter of 2000, Intevac marketed its flat panel manufacturing equipment to Far East customers through its Japanese joint venture, IMAT, after which Intevac and its joint venture partner, Matsubo, transferred IMAT's activities and employees to Matsubo and terminated the operations of IMAT. Photonics sales are made by the of the Photonics Division direct sales force.

     Selling, general and administrative expense totaled $4.4 million, $7.2 million and $10.9 million in 2000, 1999 and 1998, respectively, representing 12%, 17% and 11% of net revenues. The primary reasons for the decrease from 1999 to 2000 were a $1.5 million credit to bad debt expense and a $1.2 million reduction in expense related to elimination of the electron beam processing equipment product line. The primary reason for the decrease from 1998 to 1999 was a lower level of selling, general and administrative expense in the Equipment Division. The lower level of expense was primarily due to a decline in selling, general and administrative staff from 77 employees to 37 employees during 1999 as a result of a March 1999 reduction in force, attrition, and the reassignment of certain administrative employees to operations.

     Restructuring and other expense (gain). Restructuring and other expense
(gain) was ($0.6) million, $3.1 million and $1.1 million in 2000, 1999 and 1998, respectively.

     During the fourth quarter of 1999, Intevac adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC's facility in Hayward, California. Twenty-six employees out of Intevac's staff of contract and regular personnel were terminated as a result. Intevac incurred a charge of $1,639,000 related to this plan. The significant components of this charge included $679,000 for inventory write-downs which were charged to cost of revenues, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles. In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

     During the third quarter of 1999, Intevac adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, California. Intevac incurred a charge of $2,225,000 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with maintaining the building through May 2000 and $1,192,000 for the write-off of leasehold improvements and other costs associated with restructuring. In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During first quarter of 2000, the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated a lease termination with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of previously accrued restructuring expense relating to future rents on the vacated space. During the third quarter of 2000, the Company completed all activities related to closing the vacated portion of the building and reversed the remaining $23,000 of the restructuring reserve.

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

     During the first quarter of 1998, Intevac adopted an expense reduction plan that included a reduction in force of 90 employees out of Intevac's staff of contract and regular personnel. The reductions took place at Intevac's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, Intevac relocated its RTP Operation from Rocklin to Intevac's Santa Clara headquarters and closed the Rocklin facility. Intevac incurred a charge of $1,164,000 related to the expense reduction plan. The significant components of this charge included $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was completed in the second quarter of 1998. In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility. In the first quarter of 1999, Intevac negotiated an early termination of its lease commitment in Rocklin, CA, which resulted in Intevac reversing the remaining $132,000 of the restructuring reserve.

     Interest expense. Interest expense consists primarily of interest on the Convertible Notes issued in the first quarter of 1997, and to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense totaled $3.0 million, $3.7 million and $4.2 million in 2000, 1999 and 1998, respectively. The decline in interest expense was primarily the result of the repurchase by Intevac of $16.3 million of its 6.5% Convertible Notes Due 2004 (the "Convertible Notes") during 1999. The repurchase reduced the balance outstanding of the Convertible Notes to $41.2 million.

     Interest income and other, net. Interest income and other, net totaled $3.1 million, $3.6 million and $3.2 million in 2000, 1999 and 1998, respectively. Interest income and other, net in 2000 consisted of

$2.3 million of interest income on investments, $0.4 million of dividends on Intevac's interest in 601 California Avenue LLC, $0.2 million of gains on foreign currency forward contracts and $0.2 million of early payment discounts and other income. Interest income and other, net in 1999 consisted of $2.1 million of interest income on Intevac's investments, $1.1 million of dividends on Intevac's interest in 601 California Avenue LLC, and $0.5 million of gains on foreign currency forward contracts. Interest income and other, net in 1998 consisted of $2.8 million of interest income on Intevac's investments, $0.7 million of dividends on Intevac's interest in the 601 California Avenue LLC, $0.4 million of deferred income related to the sale of Intevac's interest in Chorus Corporation, early payment discounts, and $0.9 million of losses on foreign currency forward contracts.

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

     Provision for (benefit from) income taxes. The Company's estimated effective tax rate 2000 was 0%. The Company did not accrue a tax benefit during 2000 due to the inability to realize additional refunds from loss carry-backs. As of December 31, 2000 the Company's deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company determines it is more likely that it will not earn taxable income in the future sufficient to realize the value of these deferred tax assets then the Company will expense the value of the deferred tax assets not likely to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities in 2000 provided cash of $22,000, primarily as a result of the net loss incurred being offset by an increase in customer advances, a refund of federal taxes paid in prior years, depreciation, amortization and an increase in accrued liabilities. Investing activities in 2000 provided cash of $0.8 million primarily due to the net sale of $3.8 million of investments, which was partially offset by the purchase of $3.0 million of property and equipment. Financing activities in 2000 provided cash of $0.5 million from the sale of Intevac's stock to employees under the employee stock option and employee stock purchase plans.

     At December 31, 2000, Intevac had $38.4 million of cash, cash equivalents and short-term investments. Intevac intends to undertake approximately $6 million in capital expenditures during the next 12 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the next twelve months and for the foreseeable future.

     In January 2001, securities representing $6 million of the Company's portfolio of short-term investments were either downgraded or put on credit watch by Standard and Poors ("S&P"). $2 million of the $6 million is invested in commercial paper issued by Pacific Gas & Electric, whose financial condition has been negatively impacted by the California energy crisis. The other $4 million is invested in securities guaranteed by ACA Financial Guaranty Corporation ("ACA"). ACA's credit rating was downgraded when it failed to raise additional equity capital. ACA recently announced that a group of investors has agreed to provide ACA with new equity capital. S&P announced that upon funding of this commitment, S&P will remove ACA from CreditWatch with negative implications and affirm the single "A" financial strength rating of ACA. The Company is closely monitoring the situation and will determine during the first quarter of 2001 if the establishment of any reserves is required related to these securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in commercial paper and market auction rate bonds.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                             FAIR
                                 2001     2002   2003    2004     2005   BEYOND    TOTAL     VALUE
                                -------   ----   ----   -------   ----   ------   -------   -------
                                                          (IN THOUSANDS)
Cash equivalents
  Variable rate...............  $ 2,887     --     --        --   --      --      $ 2,887   $ 2,887
  Average rate................     6.58%    --     --        --   --      --
Short-term investments
  Variable rate...............  $33,787     --     --        --   --      --      $33,787   $33,787
  Average rate................     6.94%    --     --        --   --      --
Total investments
  Securities..................  $36,674     --     --        --   --      --      $36,674   $36,674
  Average rate................     6.91%    --     --        --   --      --
Long-term debt
  Fixed rate..................       --     --     --   $41,245   --      --      $41,245   $19,798
  Average rate................     6.50%  6.50%  6.50%     6.50%  --      --

     Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results. At December 31, 2000, the Company did not have foreign currency forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INTEVAC, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Grant Thornton LLP, Independent Auditors..........   24
Report of Ernst & Young LLP, Independent Auditors...........   25
Consolidated Balance Sheets.................................   26
Consolidated Statements of Operations and Comprehensive
  Income....................................................   27
Consolidated Statement of Shareholders' Equity..............   28
Consolidated Statements of Cash Flows.......................   29
Notes to Consolidated Financial Statements..................   30

               REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheet of Intevac, Inc. as of December 31, 2000 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year then ended. Our audit also included the 2000 data in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2000 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          GRANT THORNTON LLP
San Jose, California
January 26, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intevac, Inc.

     We have audited the accompanying consolidated balance sheet of Intevac, Inc. as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the 1998 and 1999 data in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 1998 and 1999 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP
San Jose, California
January 21, 2000

                                 INTEVAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 4,616    $ 3,295
  Short-term investments....................................   33,787     37,600
  Trade and other accounts receivable, net of allowances of
    $114 and $1,713 at December 31, 2000 and 1999,
    respectively............................................    9,593      5,744
  Income taxes recoverable..................................       --      5,463
  Inventories, including $3,033 and $0 at customers at
    December 31, 2000 and 1999, respectively................   15,833     15,965
  Prepaid expenses and other current assets.................      844        512
  Deferred tax assets.......................................    4,041      4,571
                                                              -------    -------
        Total current assets................................   68,714     73,150
Property, plant, and equipment, at cost:
  Leasehold improvements....................................    5,705      6,441
  Machinery and equipment...................................   19,836     18,017
                                                              -------    -------
                                                               25,541     24,458
  Less accumulated depreciation and amortization............   14,481     12,083
                                                              -------    -------
                                                               11,060     12,375
Investment in 601 California Avenue LLC.....................    2,431      2,431
Goodwill, net of amortization of $6,554 and $4,516 at
  December 31, 2000 and 1999, respectively..................       --      2,038
Other intangibles, net of amortization of $2,434 and $2,374
  at December 31, 2000 and 1999, respectively...............        7         67
Debt issuance costs, net of amortization of $1,529 and
  $1,285 at December 31, 2000 and 1999, respectively........      774      1,018
Deferred tax assets and other long term assets..............    3,684      3,303
                                                              -------    -------
        Total assets........................................  $86,670    $94,382
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft............................................  $   814    $   332
  Notes payable.............................................    1,904         --
  Accounts payable..........................................    1,943      1,014
  Accrued payroll and related liabilities...................    1,534      1,533
  Other accrued liabilities.................................    5,109      8,841
  Customer advances.........................................   16,317      9,851
                                                              -------    -------
        Total current liabilities...........................   27,621     21,571
Convertible notes...........................................   41,245     41,245
Other long-term debt........................................       --      1,943
Commitments.................................................       --         --
Shareholders' equity:
  Undesignated preferred stock, no par value, 10,000 shares
    authorized, no shares issued and outstanding............       --         --
  Common stock, no par value:
    Authorized shares -- 50,000
    Issued and outstanding shares -- 11,844 and 11,715 at
     December 31, 2000 and 1999, respectively...............   18,675     18,170
  Retained earnings (accumulated deficit)...................     (871)    11,453
                                                              -------    -------
        Total shareholders' equity..........................   17,804     29,623
                                                              -------    -------
        Total liabilities and shareholders' equity..........  $86,670    $94,382
                                                              =======    =======

                            See accompanying notes.

                                 INTEVAC, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Net revenues................................................  $ 36,049    $ 42,962    $95,975
Cost of net revenues........................................    34,059      40,410     71,717
                                                              --------    --------    -------
Gross profit................................................     1,990       2,552     24,258
Operating expenses:
  Research and development..................................    10,576      14,136     12,743
  Selling, general, and administrative......................     4,415       7,226     10,879
  Restructuring and other...................................      (638)      3,069      1,088
                                                              --------    --------    -------
          Total operating expenses..........................    14,353      24,431     24,710
                                                              --------    --------    -------
Operating income (loss).....................................   (12,363)    (21,879)      (452)
Interest expense............................................    (3,033)     (3,711)    (4,187)
Interest income.............................................     2,341       2,100      2,832
Other income and expense, net...............................       731       1,532        344
                                                              --------    --------    -------
Income (loss) from continuing operations before income
  taxes.....................................................   (12,324)    (21,958)    (1,463)
Provision for (benefit from) income taxes...................        --      (8,344)      (882)
                                                              --------    --------    -------
Income (loss) from continuing operations....................   (12,324)    (13,614)      (581)
Discontinued operations:
  Gain from discontinued operations, net of applicable
     income taxes of $495...................................        --          --      1,005
Extraordinary item:
  Gain from repurchase of convertible notes, net of
     applicable income taxes of $2,355......................        --       3,844         --
                                                              --------    --------    -------
Net income (loss)...........................................  $(12,324)   $ (9,770)   $   424
                                                              --------    --------    -------
Other comprehensive income:
  Unrealized foreign currency translation adjustment........        --          --        122
                                                              --------    --------    -------
          Total comprehensive income (loss).................  $(12,324)   $ (9,770)   $   546
                                                              ========    ========    =======
Basic earnings per share:
  Income (loss) from continuing operations..................  $ ( 1.04)   $  (1.16)   $ (0.05)
  Net income (loss).........................................  $  (1.04)   $  (0.83)   $  0.04
  Shares used in per share amounts..........................    11,803      11,777     12,052
Diluted earnings per share:
  Income (loss) from continuing operations..................  $  (1.04)   $  (1.16)   $ (0.05)
  Net income (loss).........................................  $  (1.04)   $  (0.83)   $  0.03
  Shares used in per share amounts..........................    11,803      11,777     12,354

                            See accompanying notes.

                                 INTEVAC, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 ACCUMULATED    RETAINED
                                               COMMON STOCK         OTHER       EARNINGS       TOTAL
                                             ----------------   COMPREHENSIVE   (ACCUM.    STOCKHOLDER'S
                                             SHARES   AMOUNT       INCOME       DEFICIT)      EQUITY
                                             ------   -------   -------------   --------   -------------
Balance at December 31, 1997...............  12,154   $17,336       $  --       $ 25,099     $ 42,435
  Sale of common stock under stock option
     plan..................................      39       130          --             --          130
  Sale of common stock under employee stock
     purchase plan.........................     151     1,001          --             --        1,001
  Repurchase of common stock...............    (457)     (670)         --         (3,126)      (3,796)
  Income tax benefits realized from
     activity in employee stock plans......      --       120          --             --          120
  Change in foreign currency translation
     adjustments...........................      --        --         122             --          122
  Net income...............................      --        --          --            424          424
                                             ------   -------       -----       --------     --------
Balance at December 31, 1998...............  11,887   $17,917       $ 122       $ 22,397     $ 40,436
  Sale of common stock under stock option
     plan..................................      27        38          --             --           38
  Sale of common stock under employee stock
     purchase plan.........................     122       684          --             --          684
  Repurchase of common stock...............    (321)     (491)         --         (1,174)      (1,665)
  Income tax benefits realized from
     activity in employee stock plans......      --        22          --             --           22
  Change in foreign currency translation
     adjustments...........................      --        --        (122)            --         (122)
  Net loss.................................      --        --          --         (9,770)      (9,770)
                                             ------   -------       -----       --------     --------
Balance at December 31, 1999...............  11,715   $18,170       $  --       $ 11,453     $ 29,623
  Sale of common stock under stock option
     plan..................................      20        58          --             --           58
  Sale of common stock under employee stock
     purchase plan.........................     109       418          --             --          418
  Income tax benefits realized from
     activity in employee stock plans......      --        29          --             --           29
  Net loss.................................      --        --          --        (12,324)     (12,324)
                                             ------   -------       -----       --------     --------
Balance at December 31, 2000...............  11,844   $18,675       $  --       $   (871)    $ 17,804
                                             ======   =======       =====       ========     ========

                            See accompanying notes.

                                 INTEVAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDING DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $ (12,324)   $(13,614)   $   (581)
Gain from discontinued operations & extraordinary item......         --       3,844       1,005
                                                              ---------    --------    --------
Net income (loss)...........................................    (12,324)     (9,770)        424
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents provided by (used in) operating
  activities:
  Depreciation..............................................      3,721       3,805       5,244
  Amortization of intangibles...............................      2,342       1,578       2,130
  Gain on sale of Chorus investment.........................         --          --        (395)
  Gain on sale of discontinued operations...................         --          --        (794)
  Gain on purchase of convertible notes.....................         --      (6,199)         --
  (Gain)/loss on IMAT investment............................        125         (39)        206
  Restructuring and other charges -- non-cash portion.......        856         428         506
  Loss on disposal of equipment.............................          2         336         206
  Changes in assets and liabilities:
    Accounts receivable.....................................      1,614      (1,038)       (535)
    Inventory...............................................       (343)      4,147      11,818
    Prepaid expenses and other assets.......................       (332)        586      (1,651)
    Accounts payable........................................        929      (1,020)     (2,551)
    Accrued payroll and other accrued liabilities...........     (3,034)      1,287      (3,049)
    Customer advances.......................................      6,466      (1,779)    (16,617)
                                                              ---------    --------    --------
         Total adjustments..................................     12,346       2,092      (5,482)
                                                              ---------    --------    --------
         Net cash and cash equivalents provided by (used in)
           operating activities.............................         22      (7,678)     (5,058)
INVESTING ACTIVITIES
Purchase of investments.....................................   (116,271)    (50,880)    (56,500)
Proceeds from sales and maturities of investments...........    120,084      70,205      46,286
Purchase of equipment.......................................     (2,990)     (1,736)     (2,898)
Proceeds from sale of Chorus Investment.....................         --          --         395
                                                              ---------    --------    --------
         Net cash and cash equivalents provided by (used in)
           investing activities.............................        823      17,589     (12,717)
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................        476         722       1,131
Repurchase of common stock..................................         --      (1,665)     (3,796)
Repurchase of Intevac convertible notes.....................         --      (9,664)         --
                                                              ---------    --------    --------
         Net cash and cash equivalents provided by (used in)
           financing activities.............................        476     (10,607)     (2,665)
                                                              ---------    --------    --------
Net increase (decrease) in cash and cash equivalents........      1,321        (696)    (20,440)
Cash and cash equivalents at beginning of period............      3,295       3,991      24,431
                                                              ---------    --------    --------
Cash and cash equivalents at end of period..................  $   4,616    $  3,295    $  3,991
                                                              =========    ========    ========
Cash paid (received) for:
  Interest..................................................  $   2,789    $  3,555    $  3,481
  Income taxes..............................................          2          --       4,065
  Income tax refund.........................................     (5,803)     (3,099)         --
Other non-cash changes:
  Inventories transferred to (from) property, plant and
    equipment...............................................  $     304    $  1,942    $   (767)
  Income tax benefit realized from activity in employee
    stock plans.............................................         29          22         120

                            See accompanying notes.

                                 INTEVAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND NATURE OF OPERATIONS

     Intevac, Inc.'s ("Intevac" or the "Company") Equipment Division is a leading supplier of sputtering systems used to manufacture thin-film disks for computer hard disk drives. Sputtering is a complex vacuum deposition process used to deposit multiple thin-film layers on a disk. The Equipment Division also realizes revenues from the sales of disk lubrication equipment and flat panel display ("FPD") manufacturing equipment. Upgrades, spare parts and after-sale service are also sold to purchasers of Intevac's equipment, and sales of components are made to other manufacturers of vacuum equipment. The Company sells and markets its products directly in the United States and Singapore, and through an exclusive distributor in Japan and sales representatives in Korea and Taiwan. The Company supports its customers in Southeast Asia through its wholly owned subsidiary in Singapore.

     The Company's Photonics Division develops technology that permits highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology when combined with advanced silicon integrated circuits makes it possible to produce highly sensitive video cameras. This development work is creating new products for both military and industrial applications.

     During the fourth quarter of 1999, the Company adopted a plan to discontinue its electron beam processing equipment product line and to close the facility in Hayward, California where that equipment was built.

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

     Net revenues and related cost of net revenues associated with these contracts were $5,975,000 and $7,090,000 for 2000, respectively, $7,067,000 and
$7,071,000 for 1999, respectively and $5,931,000 and $5,861,000 for 1998, respectively.

                                 INTEVAC, INC.

  Warranty

     The Company's standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated cost of warranty is recorded upon customer acceptance for systems and upon shipment for non-system products.

  International Distribution Costs

     The Company makes payments to agents and distributors under certain agreements related to international sales in return for obtaining orders and providing installation and warranty services. Certain of these payments to agents and distributors are included in cost of net revenues. These amounts totaled approximately $0, $0 and $72,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expenses for 2000, 1999 and 1998 were insignificant.

  Customer Advances

     Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and shipment of the systems. Customer advances related to systems that have not been shipped to customers, and included in accounts receivable were $2,719,000 and $930,000 at December 31, 2000 and 1999, respectively.

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

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, all debt securities were classified as available-for-sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method.

     Cash and cash equivalents represent cash accounts and money market funds. Short-term investments of $33,787,000 at December 31, 2000 consist primarily of investments in commercial paper and market auction rate bonds. Short-term investments of $37,600,000 at December 31, 1999 consist primarily of investments in tax-exempt market auction rate preferred municipal bonds. Fair values are based on quoted market prices. The amount of unrealized gain or loss was not significant for the years ended December 31, 2000, 1999 and 1998. Gross realized gains and losses for the years ended December 31, 2000, 1999 and 1998 were not significant.

                                 INTEVAC, INC.

  Long-lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. Intevac will determine if any impairment exists based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time. Any adjustment to the carrying value of the long-lived assets would be based on the estimated fair value of the assets. In 2000, the Company determined that the intangible assets related to the purchase of Cathode Technology Corporation and Lotus Technologies, Inc. had become impaired. At December 31, 2000 the remaining goodwill related to those purchases, amounting to $1,056,000, was written off.

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

     During fiscal 2000, 1999 and 1998, the Company entered into yen denominated foreign currency forward exchange contracts to hedge anticipated yen denominated sales. The Company has not designated these foreign currency forward contracts as hedge transactions; therefore, the contracts have been "marked to market."

     As of December 31, 2000, the Company had no foreign currency forward exchange contracts outstanding. In fiscal 2000, the Company realized gains of $111,000 related to foreign currency forward exchange contracts.

     While the notional amounts of foreign exchange contracts are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited to the amounts, if any, by which the counterparties' obligations exceed the Company's obligation to the counterparties.

  Inventories

     Inventories for systems and components are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $ 4,591    $ 2,307
Work-in-progress.........................................    8,209     13,658
Finished goods...........................................    3,033         --
                                                           -------    -------
                                                           $15,833    $15,965
                                                           =======    =======

                                 INTEVAC, INC.

  Property, Plant and Equipment

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

     As of December 31, 1998, the $122,000 balance of accumulated other comprehensive income was comprised entirely of accumulated foreign currency translation adjustments. No income tax effect has been recorded related to the comprehensive income. There was no accumulated other comprehensive income as of December 31, 2000 or 1999.

  Employee Stock Plans

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB
25. Under APB 25, because the exercise prices of the Company's stock options granted to employees equal the market prices of the underlying stock on the date of grant, no compensation expense is recognized.

                                 INTEVAC, INC.

  Net income (loss) per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Numerator:
  Income (loss) from continuing operations..........  $(12,324)   $(13,614)   $  (581)
  Gain from discontinued operations & extraordinary
     item, net of applicable income taxes...........        --       3,844      1,005
                                                      --------    --------    -------
  Net income (loss).................................  $(12,324)   $ (9,770)   $   424
                                                      ========    ========    =======
  Numerator for basic earnings per share -- income
     (loss) available to common stockholders........   (12,324)     (9,770)       424
  Effect of dilutive securities:
     6 1/2% convertible notes(1)....................        --          --         --
                                                      --------    --------    -------
  Numerator for diluted earnings per share -- income
     (loss) available to common stockholders after
     assumed conversions............................  $(12,324)   $ (9,770)   $   424
                                                      ========    ========    =======
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares........................    11,803      11,777     12,052
  Effect of dilutive securities:
     Employee stock options(2)......................        --          --        302
     6 1/2% convertible notes(1)....................        --          --         --
                                                      --------    --------    -------
  Dilutive potential common shares..................        --          --        302
                                                      --------    --------    -------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares and assumed
     conversions....................................    11,803      11,777     12,354
                                                      ========    ========    =======

---------------
(1) Diluted EPS for the twelve-month periods ended December 31, 2000, December 31, 1999 and December 31, 1998 excludes "as converted" treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of "as converted" shares excluded from the twelve-month periods ended December 31, 2000, 1999 and 1998 was 1,999,758, 2,345,273 and 2,787,879,
    respectively.

(2) Diluted EPS for the twelve-month period ended either December 31, 2000 or December 31, 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded from the twelve-month periods ended December 31, 2000 and 1999 was 156,504 and 169,564, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

                                 INTEVAC, INC.

 3. CONCENTRATIONS

  Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short-term investments, accounts receivable and foreign exchange forward contracts. The Company generally invests its excess cash in money market funds, in market auction rate preferred municipal bonds and in commercial paper, which have contracted maturities generally within one year. By policy, the Company's investments in commercial paper, certificates of deposit, Eurodollar time deposits, or banker's acceptances are rated A1/P1 or better. Investments in tax exempt or tax advantaged instruments, such as variable rate municipal bonds are rated A or better. To date, the Company has not incurred losses related to these investments.

     In January 2001, securities representing $6 million of the Company's portfolio of short-term investments were either downgraded or put on credit watch by Standard and Poors ("S&P"). $2 million of the $6 million is invested in commercial paper issued by Pacific Gas & Electric, whose financial condition has been negatively impacted by the California energy crisis. The other $4 million is invested in securities guaranteed by ACA Financial Guaranty Corporation ("ACA"). ACA's credit rating was downgraded when it failed to raise additional equity capital. ACA recently announced that a group of investors has agreed to provide ACA with new equity capital. S&P announced that upon funding of this commitment, S&P will remove ACA from CreditWatch with negative implications and affirm the single "A" financial strength rating of ACA. The Company is closely monitoring the situation and will determine during the first quarter of 2001 if the establishment of any reserves is required related to these securities.

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

  Products

     Disk sputtering equipment contributed a significant portion of the Company's revenues in 2000, 1999 and 1998. The Company expects that its ability to maintain or expand its current levels of revenues and to return to profitability in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive disk sputtering equipment and its success in developing other products such as flat panel display equipment and photonics devices.

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

                                 INTEVAC, INC.

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

  Competition

     The Company experiences intense competition worldwide in the equipment business from competitors, most of which have substantially greater financial, technical, marketing, manufacturing and other resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter the Company's markets and develop such enhanced products. Because of these competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

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

 5. EQUITY INVESTMENTS

  601 California Avenue LLC

     In 1995, the Company entered into a Limited Liability Company Operating Agreement (the "Operating Agreement"), which expires December 31, 2015, with 601 California Avenue LLC (the "LLC"), a California limited liability company formed and owned by the Company and certain shareholders of the Company at that time. Under the Operating Agreement, the Company transferred its leasehold interest in the site of the Company's discontinued night vision business (the "Site") in exchange for a preferred share in the LLC with a face value of $3,900,000. The Company is accounting for the investment under the cost method and has

                                 INTEVAC, INC.

recorded its investment in the LLC at $2,431,000, which represents the Company's historical carrying value of the leasehold interest in the Site. The preferred share in the LLC pays a 10% annual cumulative preferred dividend.

     During 1996, the LLC formed a joint venture with Stanford University (the "Stanford JV") to develop the property. The project was completed and leased in August 1998. The Company received dividends of $390,000, $1,077,000 and $650,000 from the LLC in 2000, 1999 and 1998, respectively. The dividends received during 1998 and 1999 consisted of the annual $390,000 dividend plus the cumulative dividends earned in prior years. As of December 31, 2000 all outstanding cumulative dividends on the preferred share had been paid. These dividends are included in other income and expense.

  IMAT Inc.

     On June 27, 1997, the Company entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac's flat panel display equipment in Japan and other Asian countries. The Company invested $436,000 for 49% of the voting stock of the joint venture. The joint venture is being accounted for under the equity method. Gains and losses related to the Company's share of the joint venture are reflected in other income and expense, net on the consolidated statements of income. The Company's equity in the net income or (loss) of IMAT, Inc. was ($125,000), $15,000 and ($217,000) in 2000,
1999 and 1998, respectively. Revenues have been recognized for 2 system shipments to IMAT, which were accepted by the customer in 1999. In February of 1999, the Company entered into an agreement to guarantee up to 14,700,000 Yen of IMAT's debt. During the third quarter of 2000, the Company and its joint venture partner, Matsubo, transferred IMAT's activities and employees to Matsubo and terminated the operations of IMAT.

 6. LINE OF CREDIT

     As of December 31, 2000, the Company had secured its $1,904,000 note related to the purchase of Cathode Technology Corporation ("Cathode") with a stand-by letter of credit through its bank. No additional lines of credit existed at December 31, 2000.

 7. COMMITMENTS

     The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 2007. The facility leases require the Company to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

     Future minimum rental payments under these leases at December 31, 2000 are as follows (in thousands):

2001.......................................................  $ 1,861
2002.......................................................    2,614
2003.......................................................    2,953
2004.......................................................    3,070
2005.......................................................    3,192
                                                             -------
          Total............................................  $13,690
                                                             =======

     Gross rental expense was approximately $1,596,000, $2,652,000 and $2,977,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Offsetting rental expense for the periods ending December 31, 2000, 1999 and 1998 was sublease income of $62,000, $238,000 and $238,000, respectively.

                                 INTEVAC, INC.

 8. EMPLOYEE BENEFIT PLAN

     In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made contributions of $123,000, $170,000 and $204,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Administrative expenses relating to the plan are insignificant.

 9. NOTES PAYABLE

     In 1996, the Company issued notes related to the purchase of Cathode. The notes bear interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note are made quarterly based on unit sales of the Cathode sputter sources. The remaining balance on the notes was paid in full in January 2001.

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

11. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable operating segments: equipment and photonics. The Company's Equipment Division sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays, shrink-wrap films and for in-line sterilization. The Company's Photonics Division is developing products utilizing electron sources that permit highly sensitive detection in the short-wave infrared spectrum.

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

                                 INTEVAC, INC.

  Business Segment Net Revenues

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Equipment
  Trade...............................................  $28,797    $36,008    $90,257
  Inter-segment.......................................       --         --        354
                                                        -------    -------    -------
                                                         28,797     36,008     90,611
Photonics
  Trade...............................................    7,252      6,954      5,718
  Corporate activities................................       --         --       (354)
                                                        -------    -------    -------
          Total.......................................  $36,049    $42,962    $95,975
                                                        =======    =======    =======

  Business Segment Profit & Loss

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Equipment(1)........................................  $ (8,048)   $(16,667)   $ 2,257
Photonics...........................................    (2,164)       (935)      (125)
Corporate activities(2).............................    (2,151)     (4,277)    (2,584)
                                                      --------    --------    -------
Operating income (loss).............................   (12,363)    (21,879)      (452)
Interest expense....................................    (3,033)     (3,711)    (4,187)
Interest income.....................................     2,341       2,100      2,832
Other income and expense, net.......................       731       1,532        344
                                                      --------    --------    -------
Income (loss) from continuing operations before
  income taxes......................................  $(12,324)   $(21,958)   $(1,463)
                                                      ========    ========    =======

(1) Includes restructuring and other charge of $1,639 and $1,088 in 1999 and 1998, respectively.

(2) Includes restructuring and other charge of $2,128 in 1999.

  Business Segment Assets

                                                        2000       1999        1998
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
Equipment............................................  $32,207    $29,871    $ 41,825
Photonics............................................    4,404      4,483       5,032
Corporate activities.................................   50,059     60,028      76,119
                                                       -------    -------    --------
          Total assets...............................  $86,670    $94,382    $122,976
                                                       =======    =======    ========

                                 INTEVAC, INC.

  Business Segment Property, Plant & Equipment

                        ADDITIONS                           2000      1999      1998
                        ---------                          ------    ------    ------
                                                                 (IN THOUSANDS)
Equipment(1)(2)..........................................  $2,237    $4,230    $1,734
Photonics................................................     656       794     1,015
Corporate activities.....................................     401       278       149
                                                           ------    ------    ------
          Total additions................................  $3,294    $5,302    $2,898
                                                           ======    ======    ======

(1) Includes inventory transferred to fixed assets of $304 and $1,942 in 2000 and 1999, respectively.

                      DEPRECIATION                          2000      1999      1998
                      ------------                         ------    ------    ------
                                                                 (IN THOUSANDS)
Equipment(1).............................................  $2,387    $2,808    $3,364
Photonics................................................     716       512       328
Corporate activities.....................................     618       485       308
                                                           ------    ------    ------
          Total depreciation.............................  $3,721    $3,805    $4,000
                                                           ======    ======    ======

(1) Excludes amortization related to assets leased to a third party of $1,244 in 1998.

  Geographic Area Net Trade Revenues

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
United States.........................................  $26,466    $17,254    $44,983
Far East..............................................    9,414     25,372     49,050
Europe................................................       49        234        391
Rest of World.........................................      120        102      1,551
                                                        -------    -------    -------
          Total revenues..............................  $36,049    $42,962    $95,975
                                                        =======    =======    =======

  Major Customers

     In 2000, MMC Technology, Seagate, Westt and Matsubo, the Company's Japanese distributor, each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 56% of net revenues. In 1999 Matsubo, Seagate and Lockheed Martin each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 66% of net revenues. In 1998 Matsubo, HMT Technology and MMC Technology each accounted for more than 10% of the Company's consolidated revenues and in aggregate accounted for 71% of net revenues.

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

                                 INTEVAC, INC.

  Stock Option/Stock Issuance Plans

     The Board of Directors approved the 1991 Stock Option/Stock Issuance Plan (the "1991 Plan") in 1991. The maximum number of shares that may be issued over the term of the 1991 Plan is 2,666,667 shares.

     The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors. Options granted under the 1991 Stock Option/Stock Issuance Plan are immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. The Company may repurchase shares that are not vested. Zero shares, one share and 7,169 shares were subject to repurchase at December 31, 2000, 1999 and 1998, respectively.

     In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") under which employees, non-employee directors and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date; and (ii) the Employee Stock Purchase Plan. The 1995 Plan, as amended in 2000, serves as the successor equity incentive program to the Company's 1991 Plan. Upon adoption of the 1995 Plan, all shares available for issuance under the 1991 Plan were transferred to the 1995 Plan. As of December 31, 2000, 2,120,400 shares of common stock are authorized for future issuance under the 1995 Plan. Options granted under the 1995 Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

     Options to purchase 878,157, 692,457 and 481,551 shares were vested at December 31, 2000, 1999 and 1998, respectively.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.17%, 6.15% and 4.66%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company's common stock of 0.936, 0.855 and 0.800; and a weighted-average expected life of the option of 0.25, 0.25 and 0.25 years beyond each respective vesting period.

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

     Under the 1995 Employee Stock Purchase Plan, as amended in 1999, (the "ESPP"), the Company is authorized to issue up to 1,000,000 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Approximately 75% of eligible employees have participated in the ESPP. Under the ESPP, the Company sold 108,784, 122,325 and 150,819 shares to employees in 2000, 1999 and 1998, respectively. As of December 31, 2000, 412,870 shares remained reserved for issuance under the ESPP. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of FAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.36%, 5.78% and 4.68%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.936,
0.855 and 0.800; and an expected life of 2.00, 1.99 years and 1.98 years (the offering period ends July 31, 2002 for the subscription period that began in August 2000). The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 were $2.78, $2.94 and $5.37, respectively.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2000          1999         1998
                                                      ----------    ----------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss).........................   $(13,143)     $(11,027)     $(1,491)
Pro forma earnings (loss) per share
  Basic.............................................   $  (1.11)     $  (0.94)     $ (0.12)
  Diluted...........................................   $  (1.11)     $  (0.94)     $ (0.12)

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      2000                           1999                           1998
                          ----------------------------   ----------------------------   ----------------------------
                                      WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                           OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                          ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding -- beginning
  of year...............  1,496,370        $5.82         1,599,762        $6.92         1,573,713        $ 8.77
  Granted...............    336,100         3.75           399,100         4.70           713,700          7.16
  Exercised.............    (20,261)        2.86           (26,497)        1.45           (39,350)         3.22
  Forfeited.............   (241,912)        5.99          (475,995)        8.82          (648,301)        11.90
Outstanding -- end of
  year..................  1,570,297         5.39         1,496,370         5.82         1,599,762          6.92
Exercisable at end of
  year..................    878,157        $5.84           797,470        $5.81           715,072        $ 5.98
Weighted-average fair
  value of options
  granted during the
  year..................                   $2.20                          $2.64                          $ 3.86

                                 INTEVAC, INC.

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2000

                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           -----------------------------------------------------   ----------------------------------
                                NUMBER             WEIGHTED                             NUMBER
                              OUTSTANDING          AVERAGE           WEIGHTED         EXERCISABLE         WEIGHTED
                                 AS OF            REMAINING          AVERAGE             AS OF            AVERAGE
RANGE OF EXERCISE PRICES   DECEMBER 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
------------------------   -----------------   ----------------   --------------   -----------------   --------------
   $ 0.150 - $ 3.063             142,811           3.43 yrs           $ 1.52            134,211            $ 1.42
   $ 3.375 - $ 3.375             220,000           9.47 yrs           $ 3.38             20,000            $ 3.38
   $ 3.625 - $ 3.813             176,300           8.98 yrs           $ 3.80             30,460            $ 3.81
   $ 4.190 - $ 5.375             181,760           8.87 yrs           $ 5.03             36,180            $ 5.37
   $ 6.000 - $ 6.000             359,827           4.61 yrs           $ 6.00            359,827            $ 6.00
   $ 6.063 - $ 7.625             387,099           6.88 yrs           $ 6.95            243,599            $ 7.16
   $ 7.688 - $10.000              79,000           7.63 yrs           $ 8.20             32,280            $ 8.30
   $11.625 - $21.250              23,500           5.51 yrs           $17.92             21,600            $18.41
                               ---------                                                -------
   $ 0.150 - $21.250           1,570,297           6.89 yrs           $ 5.39            878,157            $ 5.84

13. INCOME TAXES

     The provision for income taxes on income from continuing operations consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Federal:
  Current.............................................  $    --    $(8,552)   $   630
  Deferred............................................       --        843     (1,420)
                                                        -------    -------    -------
                                                             --     (7,709)      (790)
State:
  Current.............................................        2          2        124
  Deferred............................................       (2)      (637)      (216)
                                                        -------    -------    -------
                                                             --       (635)       (92)
                                                        -------    -------    -------
          Total.......................................  $    --    $(8,344)   $  (882)
                                                        =======    =======    =======

     The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduce taxes currently payable for 2000, 1999 and 1998 as shown above by $29,000, $22,000 and $120,000, respectively. Such benefits are credited to additional paid-in capital when realized.

                                 INTEVAC, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Deferred tax assets:
  Vacation accrual........................................  $   389    $  309
  Warranty reserve........................................      310       333
  Bad debt reserve........................................       47       713
  Inventory valuation.....................................    3,959     1,981
  Restructuring...........................................       --     1,001
  AMT credit carry-forward................................      520     1,641
  Federal and State NOL carry-forward.....................    4,903       592
  Other...................................................    1,401     1,581
                                                            -------    ------
                                                             11,529     8,151
  Valuation allowance for deferred tax assets.............   (3,605)       --
                                                            -------    ------
          Total deferred tax assets.......................  $ 7,924    $8,151
                                                            -------    ------
Deferred tax liabilities:
  Other...................................................  $   202    $  429
                                                            -------    ------
          Total deferred tax liabilities..................  $   202    $  429
                                                            -------    ------
Net deferred tax assets...................................  $ 7,722    $7,722
                                                            =======    ======

     A valuation allowance of $3,605,000 has been established due to the uncertainty of realizing certain tax credit and loss carry-forwards. The Federal and State NOL carry-forwards of $11,416,000 and $13,696,000 expire in 2020 and 2005, respectively, if not previously utilized. The AMT credit carry-forwards do not expire.

     A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    -------    -----
Income taxes computed at the federal statutory rate.....  $(4,314)   $(7,685)   $(512)
State taxes (net of federal benefit)....................     (640)      (413)     (60)
Foreign Sales Corporation benefit.......................       --         --     (114)
Tax exempt income.......................................      (14)      (467)    (788)
Goodwill amortization...................................      713        366      419
Effect of tax rate changes and other permanent
  differences...........................................      650       (145)     173
Valuation allowance.....................................    3,605         --       --
                                                          -------    -------    -----
          Total.........................................  $    --    $(8,344)   $(882)
                                                          =======    =======    =====

14. RESEARCH AND DEVELOPMENT COST SHARING AGREEMENTS

     The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass-coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $9,450,000. At December 31, 1999, the Company had received the entire amount under the contract. Qualifying costs of approximately $3,108,000, $1,467,000 and $1,706,000 for the years ended

                                 INTEVAC, INC.

December 31, 2000, 1999 and 1998, respectively, were incurred on this project, resulting in offsets against research and development costs of approximately $583,000, $736,000 and $1,410,000 in 2000, 1999 and 1998, respectively. As of
December 31, 2000, the entire advance had been applied to qualifying costs.

     Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

15. RESTRUCTURING AND OTHER

     During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC's facility in Hayward, California. Twenty-six employees out of the Company's staff of contract and regular personnel were terminated as a result. The Company incurred a charge of $1,639,000 in 1999 related to this plan. The significant components of this charge included $679,000 for inventory write-downs which were charged to cost of sales, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles. In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company recognized revenue in 2000 for two of the three completed systems and the remaining system is scheduled for customer acceptance in 2001 and is expected to be included in future Intevac revenues. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

     During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, California. The Company incurred a charge of $2,225,000 in 1999 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000 and $1,192,000 for the write-off of leasehold improvements and other costs associated with restructuring. In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000. During the third quarter of 2000, the Company completed all activities related to closing the building. As a result, the Company reversed the remaining $23,000 of the restructuring reserve during the third quarter of 2000.

     During the first quarter of 1999, the Company implemented a reduction in force of 17 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, California. The Company incurred a charge of $115,000 in 1999 related to severance costs for the affected employees. As of December 31, 1999, all of the severance had been paid.

     During the third quarter of 1998, the Company implemented a reduction in force of 27 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Hayward, CA; Singapore; and Taiwan. The Company incurred a charge of $71,000 in 1998 related to severance costs for the affected employees.

                                 INTEVAC, INC.

     During the first quarter of 1998, the Company adopted an expense reduction plan that included a reduction in force of 90 employees out of the Company's staff of contract and regular personnel. The reductions took place at the Company's facilities in Santa Clara, CA; Los Gatos, CA; Rocklin, CA; and Taiwan. Additionally, the Company relocated its RTP Operation from Rocklin to the Company's Santa Clara headquarters and closed the Rocklin facility. The Company incurred a charge of $1,164,000 in 1998 related to the expense reduction plan. The significant components of this charge included $290,000 for closure of the Rocklin facility, $462,000 for the balance of the rent due on the lease for such facility and $392,000 for employee severance costs. Closure of the facility was completed in the second quarter of 1998. In the fourth quarter of 1998, $147,000 of the restructuring reserve was reversed due to lower than expected costs incurred on the closure of the Rocklin facility. In the first quarter of 1999, the Company negotiated an early termination of its lease commitment in Rocklin, CA, which resulted in the Company reversing the remaining $132,000 of the restructuring reserve.

     The following table displays the activity in the building closure restructuring reserve, established in the third quarter of 1999, and in the RPC operation discontinuance restructuring reserve, established in the fourth quarter of 1999, through September 30, 2000.

                                                      BUILDING       RPC OPERATION
                                                       CLOSURE       DISCONTINUANCE
                                                    RESTRUCTURING    RESTRUCTURING
                                                    -------------    --------------
                                                            (IN THOUSANDS)
Original restructuring charge.....................     $2,225            $1,639
  Actual expense incurred.........................       (511)             (851)
  Reversal of restructuring charge................        (97)               --
                                                       ------            ------
Balance at December 31, 1999......................      1,617               788
  Actual expense incurred.........................       (815)             (365)
  Valuation reserve -- leased systems.............         --              (361)
  Reversal of restructuring charge................       (615)               --
                                                       ------            ------
Balance at April 1, 2000..........................        187                62
  Actual expense incurred.........................       (162)              (61)
                                                       ------            ------
Balance at July 1, 2000...........................         25                 1
  Actual expense incurred.........................         (2)               (1)
  Reversal of restructuring charge................        (23)               --
                                                       ------            ------
Balance at December 31, 2000......................         --                --
                                                       ======            ======

16. OTHER ACCRUED LIABILITIES

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Accrued income taxes.......................................  $3,085    $2,778
Accrued product warranties.................................     745       801
Restructuring accruals.....................................      --     2,405
Accrued interest expense...................................     894       894
Accrued rent expense.......................................     269       688
Other......................................................     116     1,275
                                                             ------    ------
          Total other accrued liabilities..................  $5,109    $8,841
                                                             ======    ======

                                 INTEVAC, INC.

17. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                 APRIL 1,    JULY 1,    SEPTEMBER 30,    DECEMBER 31,
                                                   2000       2000          2000             2000
                                                 --------    -------    -------------    ------------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales......................................  $ 5,892     $9,191        $11,036         $ 9,930
Gross profit...................................      651      1,808            604          (1,073)
Net loss.......................................   (2,861)      (701)        (3,409)         (5,353)
Basic earnings per share.......................  $ (0.24)    $(0.06)       $ (0.29)        $ (0.45)
Diluted earnings per share.....................    (0.24)     (0.06)         (0.29)          (0.45)

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 27,    JUNE 26,    SEPTEMBER 25,    DECEMBER 31,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net sales....................................   $11,749     $10,270        $13,822         $ 7,121
Gross profit.................................       993         180          1,499             559
Net loss.....................................    (2,985)     (2,698)          (376)         (3,711)
Basic earnings per share.....................   $ (0.25)    $ (0.23)       $ (0.03)        $ (0.32)
Diluted earnings per share...................     (0.25)      (0.23)         (0.03)          (0.32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is included under the caption "Ratification of Independent Public Auditors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" under Item 4 in
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Annual Report on Form 10-K.

          1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

        Report of Grant Thornton LLP, Independent Auditors

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets -- December 31, 2000 and 1999

        Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements -- Years Ended December 31, 2000, 1999 and 1998

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

          3. Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  *3.1     Amended and Restated Articles of Incorporation of the
           Registrant
  *3.2     Bylaws of the Registrant
***4.2     Indenture, dated as of February 15, 1997, between the
           Company and State Street Bank and Trust Company of
           California, N.A. as Trustee, including the form of the
           Convertible Notes
 *10.1     The Registrant's 1991 Stock Option/Stock Issuance Plan
 *10.2     The Registrant's 1995 Stock Option/Stock Issuance Plan, as
           amended
 *10.3     The Registrant's Employee Stock Purchase Plan, as amended
  10.5     Lease, dated February 5, 2001 regarding the space located at
           3560, 3570 and 3580 Basset Street Santa Clara, California
 *10.8     601 California Avenue LLC Limited Liability Operating
           Agreement, dated July 28, 1995
 *10.9     The Registrant's 401(k) Profit Sharing Plan
 *10.11    Stock Sale Agreement, Note Secured by Stock Pledge Agreement
           and Stock Pledge Agreement by and between Intevac, Inc. and
           Paul Colombo, dated August 24, 1994, as amended
**10.13    Stock Purchase Agreement by and among Lotus Technologies,
           Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
           Inc., dated June 6, 1996
  21.1     Subsidiaries of the Registrant
  23.1     Consent of Grant Thornton LLP, Independent Auditors
  23.2     Consent of Ernst & Young LLP, Independent Auditors
  24.1     Power of Attorney (see page 46)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2001.

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

            /s/ NORMAN H. POND              Chairman of the Board                       March 8, 2001
------------------------------------------  (Principal Executive Officer)
             (Norman H. Pond)

         /s/ CHARLES B. EDDY III            Vice President, Finance and                 March 8, 2001
------------------------------------------  Administration, Chief Financial Officer
          (Charles B. Eddy III)             Treasurer and Secretary (Principal
                                            Financial and Accounting Officer)

            /s/ EDWARD DURBIN               Director                                    March 8, 2001
------------------------------------------
             (Edward Durbin)

         /s/ ROBERT D. HEMPSTEAD            Director                                    March 8, 2001
------------------------------------------
          (Robert D. Hempstead)

           /s/ DAVID N. LAMBETH             Director                                    March 8, 2001
------------------------------------------
            (David N. Lambeth)

           /s/ H. JOSEPH SMEAD              Director                                    March 8, 2001
------------------------------------------
            (H. Joseph Smead)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 INTEVAC, INC.

                                                         ADDITIONS
                                            ------------------------------------
                               BALANCE AT                         CHARGED TO                       BALANCE AT
                               BEGINNING    CHARGED TO COSTS   OTHER ACCOUNTS --   DEDUCTIONS --      END
         DESCRIPTION           OF PERIOD      AND EXPENSES         DESCRIBE         DESCRIBE(1)    OF PERIOD
         -----------           ----------   ----------------   -----------------   -------------   ----------
Year ended December 31, 1998:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts..............  $1,504,600     $   246,038           $     0          $121,290      $1,629,348
Year ended December 31, 1999:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts..............  $1,629,348     $   151,802           $     0          $ 68,074      $1,713,076
Year ended December 31, 2000:
  Deducted from asset
     accounts:
     Allowance for doubtful
       accounts..............  $1,713,076     $(1,544,172)          $(2,892)         $ 52,500      $  113,512
     Valuation allowance
       against deferred tax
       assets................           0       3,604,716                 0                 0       3,604,716

---------------
(1) Typically includes write-offs of amounts deemed uncollectible.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  *3.1     Amended and Restated Articles of Incorporation of the
           Registrant
  *3.2     Bylaws of the Registrant
***4.2     Indenture, dated as of February 15, 1997, between the
           Company and State Street Bank and Trust Company of
           California, N.A. as Trustee, including the form of the
           Convertible Notes
 *10.1     The Registrant's 1991 Stock Option/Stock Issuance Plan
 *10.2     The Registrant's 1995 Stock Option/Stock Issuance Plan, as
           amended
 *10.3     The Registrant's Employee Stock Purchase Plan, as amended
  10.5     Lease, dated February 5, 2001 regarding the space located at
           3560, 3570 and 3580 Basset Street Santa Clara, California
 *10.8     601 California Avenue LLC Limited Liability Operating
           Agreement, dated July 28, 1995
 *10.9     The Registrant's 401(k) Profit Sharing Plan
 *10.11    Stock Sale Agreement, Note Secured by Stock Pledge Agreement
           and Stock Pledge Agreement by and between Intevac, Inc. and
           Paul Colombo, dated August 24, 1994, as amended
**10.13    Stock Purchase Agreement by and among Lotus Technologies,
           Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac,
           Inc., dated June 6, 1996
  21.1     Subsidiaries of the Registrant
  23.1     Consent of Grant Thornton LLP, Independent Auditors
  23.2     Consent of Ernst & Young LLP, Independent Auditors
  24.1     Power of Attorney (see page 46)

---------------
  * Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

 ** Previously filed as an exhibit to the Registration Statement on Form S-1
    (No. 333-05531)

*** Previously filed as an exhibit to the Registration Statement on Form S-3
    (No. 333-24275)