Form 10-Q
period 2001-03-31
INTEVAC INC
filed 2001-04-27
CIK 1001902

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO____________ .

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

     On March 31, 2001 approximately 11,934,668 shares of the Registrant's Common Stock, no par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTEVAC, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets.......................      1

         Condensed Consolidated Statements of Operations and
         Comprehensive Income........................................      2

         Condensed Consolidated Statements of Cash Flows.............      3

         Notes to Condensed Consolidated Financial Statements........      4

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8

ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     16

ITEM 2.  Changes in Securities.......................................     16

ITEM 3.  Defaults Upon Senior Securities.............................     16

ITEM 4.  Submission of Matters to a Vote of Security-Holders.........     16

ITEM 5.  Other Information...........................................     16

ITEM 6.  Exhibits and Reports on Form 8-K............................     16

SIGNATURES...........................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTEVAC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $26,693         $ 4,616
  Short-term investments....................................      4,973          33,787
  Accounts receivable, net of allowances of $112 and $114 at
     March 31, 2001 and December 31, 2000, respectively.....      7,717           9,593
  Inventories...............................................     23,884          15,833
  Prepaid expenses and other current assets.................      1,196             844
  Deferred tax asset........................................      4,041           4,041
                                                                -------         -------
     Total current assets...................................     68,504          68,714
Property, plant, and equipment, net.........................     10,581          11,060
Investment in 601 California Avenue LLC.....................      2,431           2,431
Goodwill and other intangibles..............................          2               7
Debt issuance costs.........................................        713             774
Deferred tax assets and other assets........................      3,684           3,684
                                                                -------         -------
          Total assets......................................    $85,915         $86,670
                                                                =======         =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $    --         $ 1,904
  Accounts payable..........................................      6,397           2,757
  Accrued payroll and related liabilities...................      1,895           1,534
  Other accrued liabilities.................................      4,883           5,109
  Customer advances.........................................     17,259          16,317
                                                                -------         -------
     Total current liabilities..............................     30,434          27,621
Convertible notes...........................................     41,245          41,245
Shareholders' equity:
  Common stock, no par value................................     18,891          18,675
  Accumulated deficit.......................................     (4,655)           (871)
                                                                -------         -------
     Total shareholders' equity.............................     14,236          17,804
                                                                -------         -------
          Total liabilities and shareholders' equity........    $85,915         $86,670
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

                                 INTEVAC, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Net revenues................................................   $10,005     $ 5,892
Cost of net revenues........................................     6,605       5,241
                                                               -------     -------
Gross profit................................................     3,400         651
Operating expenses:
  Research and development..................................     3,496       2,461
  Selling, general and administrative.......................     1,669       1,585
  Restructuring expense (gain)..............................        --        (615)
                                                               -------     -------
          Total operating expenses..........................     5,165       3,431
                                                               -------     -------
Operating loss..............................................    (1,765)     (2,780)
Interest expense............................................      (738)       (758)
Interest income and other, net..............................    (1,281)        677
                                                               -------     -------
Loss from continuing operations before income taxes.........    (3,784)     (2,861)
Provision for (benefit from) income taxes...................        --          --
                                                               -------     -------
Net loss....................................................   $(3,784)    $(2,861)
                                                               =======     =======
Other comprehensive income:
  Unrealized foreign currency translation adjustment........        --          --
                                                               -------     -------
Total comprehensive loss....................................   $(3,784)    $(2,861)
                                                               =======     =======
Basic earnings per share:
  Income (loss) from continuing operations..................   $ (0.32)    $ (0.24)
  Net income (loss).........................................   $ (0.32)    $ (0.24)
  Shares used in per share amounts..........................    11,896      11,759
Diluted earnings per share:
  Income (loss) from continuing operations..................   $ (0.32)    $ (0.24)
  Net income (loss).........................................   $ (0.32)    $ (0.24)
  Shares used in per share amounts..........................    11,896      11,759

                            See accompanying notes.

                                 INTEVAC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
OPERATING ACTIVITIES
Net loss....................................................   $(3,784)    $ (2,861)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization.............................     1,128        1,246
  Foreign currency (gain) loss..............................        (1)          --
  Loss on IMAT investment...................................        --           47
  Restructuring charge -- non-cash portion..................        --          856
  Unrealized loss on investments............................     2,000           --
  Changes in assets and liabilities.........................    (3,714)        (829)
                                                               -------     --------
Total adjustments...........................................      (587)       1,320
                                                               -------     --------
Net cash and cash equivalents used in operating
  activities................................................    (4,371)      (1,541)
INVESTING ACTIVITIES
Purchase of investments.....................................    (5,463)     (44,846)
Proceeds from sale of investments...........................    32,277       47,141
Purchase of leasehold improvements and equipment............      (582)        (956)
                                                               -------     --------
Net cash and cash equivalents provided by investing
  activities................................................    26,232        1,339
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       216          258
                                                               -------     --------
Net cash and cash equivalents provided by financing
  activities................................................       216          258
                                                               -------     --------
Net increase in cash and cash equivalents...................    22,077           56
Cash and cash equivalents at beginning of period............     4,616        3,295
                                                               -------     --------
Cash and cash equivalents at end of period..................   $26,693     $  3,351
                                                               =======     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid (received) for:
  Interest..................................................   $ 1,374     $  1,394

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

     The Equipment Business is a leading supplier of thin film deposition systems used in the manufacture of disks for computer hard disk drives. Intevac's systems are used to deposit multiple thin-film layers on a disk including undercoats, magnetic alloys, protective overcoats and lubricant. The Equipment Business also realizes revenues from the sales of flat panel display ("FPD") manufacturing equipment. Spare parts and after-sale service are also sold to purchasers of the Company's equipment, and sales of components are made to other manufacturers of vacuum equipment.

     The Photonics Business has developed technology that permits highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology when combined with advanced silicon integrated circuits makes it possible to produce highly sensitive video cameras. This development work is creating new products for both military and industrial applications. Products include Intensified Digital Video Sensors, cameras incorporating those sensors and Laser Illuminated Viewing and Ranging ("LIVAR(R)") systems for positive target identification.

     The financial information at March 31, 2001 and for the three-month periods ended March 31, 2001 and April 1, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The Company evaluates the collectibility of trade receivables on an ongoing basis and provides for reserves against potential losses when appropriate.

     The results for the three-month period ended March 31, 2001 are not considered indicative of the results to be expected for any future period or for the entire year.

2. INVENTORIES

     The components of inventory consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Raw materials........................................   $ 6,000       $ 4,591
Work-in-progress.....................................    14,748         8,209
Finished goods.......................................     3,136         3,033
                                                        -------       -------
                                                        $23,884       $15,833
                                                        =======       =======

                                 INTEVAC, INC.

     The finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

3. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,    APRIL 1,
                                                            2001         2000
                                                          ---------    --------
                                                             (IN THOUSANDS)
Numerator:
  Loss from continuing operations.......................   $(3,784)    $(2,861)
                                                           =======     =======
  Net loss..............................................   $(3,784)    $(2,861)
                                                           =======     =======
  Numerator for basic earnings per share -- loss
     available to common stockholders...................    (3,784)     (2,861)
  Effect of dilutive securities:
     6 1/2% convertible notes(1)........................        --          --
                                                           -------     -------
  Numerator for diluted earnings per share -- loss
     available to common stockholders after assumed
     conversions........................................   $(3,784)    $(2,861)
                                                           =======     =======
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares............................    11,896      11,759
  Effect of dilutive securities:
     Employee stock options(2)..........................        --          --
     6 1/2% convertible notes(1)........................        --          --
                                                           -------     -------
  Dilutive potential common shares......................        --          --
                                                           -------     -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions....    11,896      11,759
                                                           =======     =======

---------------
(1) Diluted EPS for the three-month periods ended March 31, 2001 and April 1, 2000 excludes "as converted" treatment of the convertible notes as their inclusion would be anti-dilutive. The number of "as converted" shares excluded for both the three-month periods ended March 31, 2001 and April 1, 2000 was 1,999,758.

(2) Diluted EPS for the three-month periods ended March 31, 2001 and April 1, 2000 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded for the three-month periods ended March 31, 2001 and April 1, 2000 was 173,590 and 179,578, respectively.

4. SEGMENT REPORTING

  Segment Description

     Intevac, Inc. has two reportable segments: Equipment and Photonics. The Company's Equipment business sells complex capital equipment used in the manufacturing of thin-film disks, flat panel displays and shrink-wrap films. The Company's Photonics business is developing products utilizing electron sources that permit highly sensitive detection of photons in the visible and short-wave infrared spectrum.

     Included in corporate activities are general corporate expenses, the equity in net loss of equity investee and amortization expenses related to certain intangible assets, and a restructuring reserve first established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

                                 INTEVAC, INC.

  Business Segment Net Revenues

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,    APRIL 1,
                                                             2001         2000
                                                           ---------    --------
                                                              (IN THOUSANDS)
Equipment................................................   $ 7,932      $4,859
Photonics................................................     2,073       1,033
                                                            -------      ------
          Total..........................................   $10,005      $5,892
                                                            =======      ======

  Business Segment Profit & Loss

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,    APRIL 1,
                                                            2001         2000
                                                          ---------    --------
                                                             (IN THOUSANDS)
Equipment...............................................   $  (563)    $(1,769)
Photonics...............................................      (662)       (884)
Corporate activities....................................      (540)       (127)
                                                           -------     -------
Operating loss..........................................    (1,765)     (2,780)
Interest expense........................................      (738)       (758)
Interest income.........................................       581         551
Other income and expense, net...........................    (1,862)        126
                                                           -------     -------
Loss from continuing operations before income taxes.....   $(3,784)    $(2,861)
                                                           =======     =======

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

     In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased

                                 INTEVAC, INC.

systems and three completed systems remaining in inventory. All three systems in inventory were shipped during 2000 and two were accepted by the customer and included in Intevac revenues during 2000. The third system is scheduled for customer acceptance and revenue recognition in 2001. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

     The following table displays the activity in the building closure restructuring reserve, established in the third quarter of 1999, and in the RPC operation discontinuance restructuring reserve, established in the fourth quarter of 1999, through December 31, 2000.

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
                                                       ======            ======

6. INCOME TAXES

     The Company's estimated tax rate was 0% for the three-month periods ended March 31, 2001 and April 1, 2000. The Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. As of March 31, 2001 the Company's net deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these net deferred tax assets. If in the future the Company cannot project with reasonable certainty that it will earn taxable income sufficient to realize all or part of the value of these net deferred tax assets, then the Company will expense the value of the net deferred tax assets not likely to be realized.

7. CAPITAL TRANSACTIONS

     During the three-month period ending March 31, 2001, Intevac sold stock to its employees under the Company's Stock Option and Employee Stock Purchase Plans. A total of 91,099 shares were issued for which the Company received $216,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as "believes," "expects," "anticipates" and the like indicate forward-looking statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under "Certain Factors Which May Affect Future Operating Results" and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed in March 2001, Form 10-Q's and Form 8-K's.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 and April 1, 2000

     Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks for computer hard disk drives and flat panel displays, related equipment and system components ("Equipment") and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products ("Photonics"). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased by 70% to $10.0 million for the three months ended March 31, 2001 from $5.9 million for the three months ended April 1, 2000. Net revenues from Equipment increased to $7.9 million for the three months ended March 31, 2001 from $4.9 million for the three months ended April 1, 2000. The increase in Equipment revenue was the result of increased shipments of disk equipment upgrades and spare parts and the shipment of one Rapid Thermal Processing ("RTP") system. Net revenues from Photonics increased to $2.1 million for the three months ended March 31, 2001 from $1.0 million for the three months ended April 1, 2000. The increase in Photonics net revenues was the result of higher research and development contract expenditures in the three-month period ended March 31, 2001.

     International sales increased by 247% to $6.9 million for the three months ended March 31, 2001 from $2.0 million for the three months ended April 1, 2000. The increase in international sales was due to an increase in net revenues from disk manufacturing equipment and the shipment of one RTP system. International sales constituted 69% of net revenues for the three months ended March 31, 2001 and 34% of net revenues for the three months April 1, 2000.

     Backlog. The Company's backlog of orders for its products was $46.0 million at March 31, 2001 and $29.1 million at April 1, 2000. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

     Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin increased to 34.0% for the three months ended March 31, 2001 from 11.0% for the three months ended April 1, 2000.

     Equipment gross margins increased to 45.0% for the three-month period ended March 31, 2001 from 25.7% for the three-month period ended April 1, 2000. Equipment margins increased primarily due to revenue being dominated by shipment of technology upgrades and improved factory utilization. Photonics gross margins increased to (8.1%) during the three months ended March 31, 2001 from (44.2%) during the three months ended April 1, 2000. Photonics gross margins in the first quarter of 2000 were unfavorably impacted by the establishment of approximately $0.2 million of inventory reserves and by lower revenues resulting from a research and development contract being on hold for the majority of the period.

     Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and research by the Photonics Division.

Company funded research and development expense increased to $3.5 million for the three months ended March 31, 2001 from $2.5 million for the three months ended April 1, 2000, representing 34.9% and 41.8%, respectively, of net revenue. This increase was the result of increased spending for development of flat panel manufacturing equipment, partially offset by reduced spending for development of disk manufacturing equipment.

     Research and development expenses do not include costs of $2.1 million and $0.8 million, respectively, for the three-month periods ended March 31, 2001 and April 1, 2000 related to contract research and development performed by the Company's Photonics business. These expenses are included in cost of goods sold.

     Research and development expenses also do not include costs of $0.1 million and $0.2 million, respectively, in the three-month periods ended March 31, 2001 and April 1, 2000, reimbursed under the terms of various research and development cost sharing agreements.

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

     Selling, general and administrative expense increased to $1.7 million for the three months ended March 31, 2001 from $1.6 million for the three months ended April 1, 2000, representing 16.7% and 26.9%, respectively, of net revenue. The reason for the increase was a higher level of selling, general and administrative expense in both the Equipment Business and in Photonics. This higher level of expense was driven by an increase in selling, general and administrative headcount to 33 employees at March 31, 2001 from 29 employees at April 1, 2000.

     Restructuring and other expense. Restructuring expense was ($0.6) million in the three-month period ended April 1, 2000. During the three months ended April 1, 2000 the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated an early lease termination for the space. As a result the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space.

     Interest expense. Interest expense consists primarily of interest on the Company's convertible notes, and, to a lesser extent, interest on approximately $1.9 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.7 million and $0.8 million, respectively, in the three-month periods ended March 31, 2001 and April 1, 2000. Interest expense declined because the Cathode Technology debt was retired in January 2001.

     Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company's investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and the Company's 49% share of the loss incurred by IMAT. Interest income and other, net decreased to ($1.3) million for the three months ended March 31, 2001 from $0.7 million for the three months ended April 1, 2000 primarily as the result of establishment of a reserve related to the Company's $2.0 million investment in commercial paper issued by Pacific Gas and Electric Company, which recently filed for reorganization under Chapter 11 of the US Bankruptcy Code.

     Provision for (benefit from) income taxes. The Company did not accrue a tax benefit during the three-month periods ended March 31, 2001 and April 1, 2000 due to the inability to realize additional refunds from loss carry-backs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $4.4 million for the three months ended March 31, 2001. The cash used was due primarily to increased inventory and the net loss incurred by the Company, which were partially offset by higher accounts payable, a reduction in accounts receivable, depreciation and amortization.

     The Company's investing activities provided cash of $26.2 million for the three months ended March 31, 2001 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets. During the quarter, the Company converted the majority of its short term investments into cash or cash equivalents.

     The Company's financing activities provided cash of $0.2 million for the three months ended March 31, 2001 as the result of the sale of the Company's stock to its employees through the Company's employee benefit plans.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

  Our products are complex, constantly evolving, and often designed and manufactured to individual customer requirements.

     Intevac's Equipment Division products have a large number of components and are highly complex. Intevac may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by Intevac may be customized to meet individual customer requirements. Intevac has limited manufacturing capacity and engineering resources and may be unable to complete development, manufacture and shipment of its products, or to meet the required technical specifications of its products in a timely manner. Such delays could lead to rescheduling of orders in backlog, or in extreme situations, to cancellation of orders. In addition, Intevac may incur substantial unanticipated costs early in a product's life cycle, such as increased engineering, manufacturing, installation and support costs which may not be able to be passed on to the customer. In certain instances, Intevac is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for certain complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect Intevac's business.

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

     Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry has experienced a long period of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. Some of these manufacturers have gone out of business. Some of these manufacturers have been acquired by their competitors. Accordingly, the number of potential customers for Intevac's disk equipment products has been reduced. As a result of these factors, Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Additionally, the financial strength of the industry has deteriorated which subjects Intevac to increased credit risk on its accounts receivable. Intevac is not able to accurately predict when the industry conditions that have depressed our disk equipment sales will become more favorable.

  Demand for capital equipment is cyclical.

     Intevac's Equipment Division sells capital equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, then demand for new capital equipment such as Intevac's tends to be amplified. When supply of these commodity products exceeds capacity, then demand for new capital equipment such as Intevac's tends to be depressed. The cyclical nature of the capital equipment industry means that in some years, such as 1997, sales of new systems by the Company will be unusually high, and that in other years, such as 2000, sales of new systems by the Company will be severely depressed. Failure to anticipate, or respond quickly to the industry business cycle could have an adverse effect on Intevac's business.

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

     Over the last nine quarters Intevac's operating loss as a percentage of net revenues has fluctuated from approximately (79%) to (8%) of net revenues. Over the same period sales per quarter have fluctuated between $13.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders' equity plus long-term debt). During 1999 Intevac spent $9.7 million in cash to repurchase $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding as of March 31, 2001 commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac's ability to meet its debt service obligations will be dependent on Intevac's future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

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

     Based on the shares outstanding on March 31, 2001, the present directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                                                                     FAIR
                                  2001      2002    2003     2004      2005    BEYOND     TOTAL      VALUE
                                 -------    ----    ----    -------    ----    ------    -------    -------
                                                               (IN THOUSANDS)
Cash equivalents
  Variable rate................  $23,884      --      --         --     --        --     $23,884    $23,884
  Average rate.................     5.18%     --      --         --     --        --
Short-term investments
  Variable rate................  $ 4,973      --      --         --     --        --     $ 4,973    $ 4,973
  Average rate.................     6.48%     --      --         --     --        --
Total investments
  Securities...................  $28,857      --      --         --     --        --     $28,857    $28,857
  Average rate.................     5.40%     --      --         --     --        --
Long-term debt
  Fixed rate...................       --      --      --    $41,245     --        --     $41,245    $21,551
  Average rate.................     6.50%   6.50%   6.50%      6.50%    --        --

     Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company's operating results. At March 31, 2001, the Company did not have foreign currency forward exchange contracts.

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

     On January 5, 2000, the Company's RPC Technologies, Inc. subsidiary was named as a defendant in a lawsuit filed in United States District Court in Texas. The lawsuit was filed by Reita Miller, Executrix of the estate of Thomas
O. Miller, and family members of Mrs. Miller. The suit names RPC Technologies, Inc. and RPC Industries, Inc. as defendants. Included in the suits allegations are assertions that Thomas O. Miller contracted leukemia and died as the result of working in and around Broad Beam accelerators manufactured by RPC Industries, Inc. and installed at Mr. Miller's employer, Tetra Pak. The suit was settled in early 2001 by the Company's insurers without cost to the Company.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

        None.

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTEVAC, INC.

Date: April 27, 2001                      By:         /s/ AJIT RODE
                                            ------------------------------------
                                            Ajit Rode
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: April 27, 2001                      By:    /s/ CHARLES B. EDDY III
                                            ------------------------------------
                                            Charles B. Eddy III
                                            Vice President, Finance and
                                              Administration,
                                            Chief Financial Officer, Treasurer
                                              and Secretary
                                            (Principal Financial and Accounting
                                              Officer)