Form 10-Q
period 2001-06-30
INTEVAC INC
filed 2001-08-13
CIK 1001902

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission file number 0-26946

INTEVAC, INC.

(Exact name of registrant as specified in its charter)

California	94-3125814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3560 Bassett Street

Santa Clara, California 95054
(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (408) 986-9888

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On June 30, 2001 approximately 11,941,834 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

i

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$24,714	$4,616

Short-term investments	—	33,787

Accounts receivable, net of allowances of $95 and $114 at June 30, 2001 and December 31, 2000, respectively	10,795	9,593

Inventories	28,681	15,833

Prepaid expenses and other current assets	849	844

Deferred tax assets	4,041	4,041

Total current assets	69,080	68,714

Property, plant and equipment, net	11,183	11,060

Investment in 601 California Avenue LLC	2,431	2,431

Goodwill and other intangibles	—	7

Debt issuance costs	652	774

Deferred tax assets and other assets	3,684	3,684

Total assets	$87,030	$86,670

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$—	$1,904

Accounts payable	6,896	2,757

Accrued payroll and related liabilities	1,843	1,534

Other accrued liabilities	6,027	5,109

Customer advances	21,320	16,317

Total current liabilities	36,086	27,621

Convertible notes	41,245	41,245

Shareholders’ equity:

Common stock, no par value	18,894	18,675

Accumulated deficit	(9,195)	(871)

Total shareholders’ equity	9,699	17,804

Total liabilities and shareholders’ equity	$87,030	$86,670

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net revenues	$9,490	$9,191	$19,495	$15,083

Cost of net revenues	9,671	7,383	16,276	12,624

Gross profit (loss)	(181)	1,808	3,219	2,459

Operating expenses:

Research and development	3,609	2,516	7,105	4,977

Selling, general and administrative	1,787	(2)	3,456	1,583

Restructuring	—	—	—	(615)

Total operating expenses	5,396	2,514	10,561	5,945

Operating loss	(5,577)	(706)	(7,342)	(3,486)

Interest expense	(732)	(759)	(1,470)	(1,517)

Interest income and other, net	1,769	764	488	1,441

Loss from continuing operations before income taxes	(4,540)	(701)	(8,324)	(3,562)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(4,540)	$(701)	$(8,324)	$(3,562)

Other comprehensive income:

Unrealized foreign currency translation adjustment	—	—	—	—

Total comprehensive loss	$(4,540)	$(701)	$(8,324)	$(3,562)

Basic earnings per share:

Income (loss) from continuing operations	$(0.38)	$(0.06)	$(0.70)	$(0.30)

Net income (loss)	$(0.38)	$(0.06)	$(0.70)	$(0.30)

Shares used in per share amounts	11,939	11,786	11,918	11,773

Diluted earnings per share:

Income (loss) from continuing operations	$(0.38)	$(0.06)	$(0.70)	$(0.30)

Net income (loss)	$(0.38)	$(0.06)	$(0.70)	$(0.30)

Shares used in per share amounts	11,939	11,786	11,918	11,773

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended

	June 30,	July 1,
	2001	2000

Operating activities

Net loss	$(8,324)	$(3,562)

Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:

Depreciation and amortization	2,191	2,466

Foreign currency gain	(1)	—

Loss on IMAT investment	—	102

Restructuring charge — non-cash portion	—	856

Loss on disposal of investment	803	—

Changes in assets and liabilities	(5,590)	(169)

Total adjustments	(2,597)	3,255

Net cash and cash equivalents used in operating activities	(10,921)	(307)

Investing activities

Purchase of investments	(5,463)	(74,905)

Proceeds from sale of investments	38,447	78,744

Purchase of leasehold improvements and equipment	(2,184)	(1,453)

Net cash and cash equivalents provided by investing activities	30,800	2,386

Financing activities

Proceeds from issuance of common stock	219	280

Net cash and cash equivalents provided by financing activities	219	280

Net increase in cash and cash equivalents	20,098	2,359

Cash and cash equivalents at beginning of period	4,616	3,295

Cash and cash equivalents at end of period	$24,714	$5,654

Supplemental Schedule of Cash Flow Information

Cash paid for:

Interest	$1,374	$1,394

Income tax refund	—	(5,704)

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activities and Basis of Presentation

      Intevac, Inc.’s (“Intevac” or the “Company”) primary business is the design, manufacture and sale of complex capital equipment that is used to manufacture products such as thin-film disks for computer disk drives and flat panel displays (the “Equipment Business”). The Company also develops highly sensitive electro-optical devices (the “Photonics Business”).

      The Equipment Business manufactures thin-film deposition and rapid thermal processing equipment that is used in the manufacture of flat panel displays, and thin-film deposition and lubrication equipment that is used in the manufacture of thin-film disks for computer hard disk drives. Spare parts and after-sale service are also sold to purchasers of the Company’s equipment, and sales of components are made to other manufacturers of vacuum equipment.

      The Photonics Business has developed technology that permits highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This technology when combined with advanced silicon integrated circuits makes it possible to produce highly sensitive video cameras. This development work is creating new products for both military and industrial applications. Products include Intensified Digital Video Sensors, cameras incorporating those sensors and Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification.

      The financial information at June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and July 1, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

      The Company evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when appropriate.

      The results for the three- and six-month periods ended June 30, 2001 are not considered indicative of the results to be expected for any future period or for the entire year.

2. Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133, Accounting for Derivative Instruments and Hedging Activities which requires that all derivative financial instruments be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates SFAS No. 133 will not have a material impact on the Company’s financial position or results of operations.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories

      The components of inventory consist of the following:

	June 30,	December 31,
	2001	2000

	(in thousands)

Raw materials	$5,404	$4,591

Work-in-progress	11,113	8,209

Finished goods	12,164	3,033

	$28,681	$15,833

      The finished goods inventory is represented by completed units at customer sites undergoing installation and acceptance testing.

4. Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(in thousands)

Numerator:

Loss from continuing operations	$(4,540)	$(701)	$(8,324)	$(3,562)

Net loss	$(4,540)	$(701)	$(8,324)	$(3,562)

Numerator for basic earnings per share — loss available to common stockholders	(4,540)	(701)	(8,324)	(3,562)

Effect of dilutive securities:

6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(4,540)	$(701)	$(8,324)	$(3,562)

Denominator:

Denominator for basic earnings per share — weighted-average shares	11,939	11,786	11,918	11,773

Effect of dilutive securities:

Employee stock options(2)	—	—	—	—

6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,939	11,786	11,918	11,773

(1)	Diluted EPS for the three- and six-month periods ended June 30, 2001 and July 1, 2000 excludes “as converted” treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three- and six-month periods ended June 30, 2001 and July 1, 2000 was 1,999,758.

(2)	Diluted EPS for the three- and six-month periods ended June 30, 2001 and July 1, 2000 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded for the three-month periods ended June 30, 2001 and July 1, 2000 was 199,420 and

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

86,201, respectively, and the number of employee stock options excluded for the six-month periods ended June 30, 2001 and July 1, 2000 was 186,505 and 132,890, respectively.

5. Segment Reporting

  Segment Description

      Intevac, Inc. has two reportable segments: Equipment and Photonics. The Company’s Equipment business sells complex capital equipment primarily used in the manufacturing of thin-film disks and flat panel displays. The Company’s Photonics business is developing products utilizing electron sources that permit highly sensitive detection of photons in the visible and short-wave infrared spectrum.

      Included in corporate activities are general corporate expenses, the equity in net loss of an equity investee, amortization expenses related to certain intangible assets and a restructuring reserve first established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

  Business Segment Net Revenues

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(in thousands)

Equipment	$6,183	$7,114	$14,115	$11,973

Photonics	3,307	2,077	5,380	3,110

Total	$9,490	$9,191	$19,495	$15,083

  Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(in thousands)

Equipment	$(4,691)	$290	$(5,254)	$(1,479)

Photonics	(400)	(323)	(1,062)	(1,207)

Corporate activities	(486)	(673)	(1,026)	(800)

Operating loss	$(5,577)	$(706)	$(7,342)	$(3,486)

Interest expense	(732)	(759)	(1,470)	(1,517)

Interest income	331	534	912	1,085

Other income and expense, net	1,438	230	(424)	356

Loss from continuing operations before income taxes	$(4,540)	$(701)	$(8,324)	$(3,562)

6. Restructuring

      During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees out of the Company’s staff of contract and regular personnel. The reductions took place at the Company’s facilities in Santa Clara, California. The Company incurred a charge of $2,225,000 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000, $580,000 for the write-off of leasehold improvements and $584,000 for moving from the building.

      In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000.

      During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close the RPC facility in Hayward, California. Twenty-six employees out of the Company’s staff of contract and regular personnel were terminated as a result. The Company incurred a charge of $1,639,000 related to this plan. The significant components of this charge include $679,000 for inventory write-downs which were charged to cost of sales, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles.

      In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. Of the three systems in inventory, two were included in 2000 revenues and one was included in 2001 revenues. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

      The following table displays the activity in the building closure restructuring reserve, established in the third quarter of 1999, and in the RPC operation discontinuance restructuring reserve, established in the fourth quarter of 1999, through December 31, 2000.

	Building	RPC Operation
	Closure	Discontinuance
	Restructuring	Restructuring

	(in thousands)

Original restructuring charge	$2,225	$1,639

Actual expense incurred	(511)	(851)

Reversal of restructuring charge	(97)	—

Balance at December 31, 1999	1,617	788

Actual expense incurred	(815)	(365)

Valuation reserve — leased systems	—	(361)

Reversal of restructuring charge	(615)	—

Balance at April 1, 2000	187	62

Actual expense incurred	(162)	(61)

Balance at July 1, 2000	25	1

Actual expense incurred	(2)	(1)

Reversal of restructuring charge	(23)	—

Balance at December 31, 2000	$—	$—

7. Income Taxes

      For the three- and six-month periods ended June 30, 2001 and July 1, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. As of June 30, 2001 the Company’s net deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these net deferred tax assets. If in the future the Company cannot project with reasonable certainty that it will earn taxable income sufficient to

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realize all or part of the value of these net deferred tax assets, the Company will expense the value of the net deferred tax assets not likely to be realized.

8. Capital Transactions

      During the six-month period ending June 30, 2001, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 98,265 shares were issued for which the Company received $219,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes”, “expects”, “anticipates” and the like indicate forward-looking statements. The Company’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under “Certain Factors Which May Affect Future Operating Results” and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed in March 2001, Form 10-Q’s and Form 8-K’s.

Results of Operations

  Three Months Ended June 30, 2001 and July 1, 2000

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks for computer hard disk drives and flat panel displays, related equipment system components, electron beam processing equipment (“Equipment”) and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products (“Photonics”). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues increased 3% to $9.5 million for the three months ended June 30, 2001 from $9.2 million for the three months ended July 1, 2000. Net revenues from Equipment sales declined to $6.2 million for the three months ended June 30, 2001 from $7.1 million for the three months ended July 1, 2000. The decrease in Equipment sales was primarily the result of a decrease in domestic sales of disk manufacturing equipment, which was partially offset by an increase in international sales of disk manufacturing equipment and the sale of the last system in inventory from the Company’s discontinued electron beam product line. Net revenues from Photonics sales increased 59% to $3.3 million for the three months ended June 30, 2001 from $2.1 million for the three months ended July 1, 2000 primarily as a result of increased contract R&D sales.

      International sales increased 79% to $3.5 million for the three months ended June 30, 2001 from $2.0 million for the three months ended July 1, 2000. The increase in international sales was primarily due to an increase in net revenues from disk manufacturing equipment. International sales constituted 37% of net revenues for the three months ended June 30, 2001 and 21% of net revenues for the three months ended July 1, 2000.

      Backlog. The Company’s backlog of orders for its products was $52.9 million at June 30, 2001 and $31.2 million at July 1, 2000. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test, installation, warranty costs, scrap and costs attributable to contract research and development. Gross margin decreased to (2%) for the three months ended June 30, 2001 from 20% for the three months ended July 1, 2000. Equipment gross margins in the second quarter of 2001 were (6%) and were negatively impacted by the provision of a $2.4 million inventory reserve related to a custom multi chip module system manufactured for a customer that recently ceased operations and by the sale of an electron beam processing system at low gross margin. Equipment margin during the second quarter of 2001 without the effect of these two items would have been 42%. Equipment gross margin in the second quarter of 2000 was 28% and was depressed as the result of a $1.1 million provision for inventory reserves related to slow moving systems inventory. Equipment gross margin during the second quarter of 2000 without the effect of the inventory reserve would have been 43%. Photonics gross margins increased to 6% for the three months ended June 30, 2001 from 0% for the three months ended July 1, 2000. The Company expects that Photonics gross margin will fluctuate from quarter to quarter based on the relative mix of revenues derived from sales of prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and research by the Photonics Division. Company funded research and development expense increased to $3.6 million for the three months ended June 30, 2001 from $2.5 million for the three months ended July 1, 2000 representing 38% and 27%, respectively, of net revenue. The increase was primarily the result of higher spending for development of flat panel display manufacturing equipment, and to a lesser extent, a higher proportion of Photonics research and development being funded by the Company, rather than by research and development contracts.

      Research and development expenses do not include costs of $2.8 million and $1.5 million, respectively, for the three-month periods ended June 30, 2001 and July 1, 2000 related to contract research and development performed by the Company’s Photonics business. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.3 million in each of the three-month periods ended June 30, 2001 and July 1, 2000, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services, and bad debt expense. Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter 2000, the Company marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo and shut down the operations of IMAT.

      Selling, general and administrative expense increased to $1.8 million for the three months ended June 30, 2001 from ($2) thousand for the three months ended July 1, 2000, representing 19% and 0%, respectively, of net revenue. Selling, general and administrative expense was unusually low during the second quarter of 2000 as a result of a $1.5 million reduction in the allowance for doubtful accounts.

      Interest expense. Interest expense consists primarily of interest on the Company’s convertible notes, and, to a lesser extent, interest on approximately $2.0 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.7 million and $0.8 million, respectively, in the three-month periods ended June 30, 2001 and July 1, 2000. Interest expense declined slightly in the three-month period ended June 30, 2001 due to the retirement during the first quarter of 2001 of the debt related to the Cathode Technology purchase.

      Interest income and other, net. Interest income and other, net consists primarily of interest income on the Company’s investments, gain or loss on the disposition of assets, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and, in 2000, the Company’s 49% share of the loss incurred by IMAT. Interest income and other, net increased to $1.8 million, for the three-month period ended June 30, 2001 from $0.8 million for the three-month period ended July 1, 2000 primarily as the result of a $1.2 million gain on the disposition of previously reserved Pacific Gas and Electric commercial paper, partially offset by lower interest income and lower foreign currency hedging gains.

      Provision for (benefit from) income taxes. For the three-month periods ended June 30, 2001 and July 1, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. As of June 30, 2001 the Company’s deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company cannot project with reasonable certainty that it will earn sufficient taxable income in the future to realize all or part of the value of these net deferred tax assets, the Company will expense the value of the net deferred tax assets not likely to be realized.

  Six Months Ended June 30, 2001 and July 1, 2000

      Net revenues. Net revenues increased 29% to $19.5 million for the six months ended June 30, 2001 from $15.1 million for the six months ended July 1, 2000. Net revenues from Equipment sales increased to $14.1 million for the six months ended June 30, 2001 from $12.0 million for the six months ended July 1, 2000. The increase in net revenues from Equipment was due primarily to the sale of an electron beam manufacturing system during the second quarter of 2001. Net revenues from Photonics increased to $5.4 million for the six months ended June 30, 2001 from $3.1 million for the six months ended July 1, 2000. The increase in Photonics sales was primarily the result of increased contract R&D activities during 2001 in combination with a large research and development contract that was on hold for a portion of the six-month period ended July 1, 2000.

      International sales increased 163% to $10.4 million for the six months ended June 30, 2001 from $4.0 million for the six months ended July 1, 2000. The increase in international sales during the six months ended June 30, 2001 was primarily due to an increase in net revenues from disk manufacturing equipment, and to a lesser extent from the sale of a rapid thermal processing system for flat panel display manufacturing. International sales constituted 53% of net revenues for the six months ended June 30, 2001 and 26% of net revenues for the six months ended July 1, 2000.

      Gross margin. Gross margin was 17% for the six months ended June 30, 2001 as compared to 16% for the six months ended July 1, 2000. Gross margin in the Equipment business declined to 23% for the six months ended June 30, 2001 from 27% for the six months ended July 1, 2000. Equipment gross margin in the six months ended June 30, 2001 was negatively impacted by the previously mentioned provision of a $2.4 million inventory reserve related to the custom multi chip module system and by the sale of an electron beam processing system at low gross margin. Equipment gross margin during the six months ended June 30, 2001 without the effect of these two items would have been 44%. Equipment gross margin during the six months ended July 1, 2000 was 27% and was depressed as the result of a $1.1 million provision for inventory reserves. Equipment gross margin during the six months ended July 1, 2000 without the effect of this reserve would have been 36%. Photonics gross margin increased to 0% for the six months ended June 30, 2001 from (15%) for the six months ended July 1, 2000. The Company expects that Photonics gross margin will fluctuate from quarter to quarter based on the relative mix of revenues derived from sales of prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

      Research and development. Company funded research and development expense increased 43% to $7.1 million for the six months ended June 30, 2001 from $5.0 million for the six months ended July 1, 2000, representing 36% and 33%, respectively, of net revenue. The increase was primarily the result of increased expense for the development of flat panel manufacturing equipment, and to a lesser extent, a higher proportion of Photonics research and development being funded by the Company, rather than by research and development contracts, partially offset by lower expenses for the development of disk manufacturing equipment.

      Research and development expenses do not include costs of $4.9 million and $2.3 million, respectively, for the six-month periods ended June 30, 2001 and July 1, 2000 related to contract research and development performed by the Company’s Photonics business. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.4 million and $0.5 million, respectively, in the six-month periods ended June 30, 2001 and July 1, 2000, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense increased 118% to $3.5 million for the six months ended June 30, 2001 from $1.6 million for the six months ended July 1, 2000, representing 18% and 10%, respectively, of net revenue. The primary reason for the increase was a $1.5 million reduction in the allowance for doubtful accounts during the six months ended July 1, 2000, and to a lesser extent, increased marketing and administrative staff.

      Restructuring expense (gain). Restructuring gain was $0.6 million in the six months ended July 1, 2000. During the six months ended July 1, 2000 the Company vacated approximately 47,000 square feet of its Santa

Clara Headquarters and negotiated an early lease termination for the space. As a result, the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space.

      Interest expense. Interest expense was approximately $1.5 million in each of the six months ended June 30, 2001 and July 1, 2000. Interest expense declined slightly in 2001 due to the retirement of the debt related to the Cathode Technology purchase during the first quarter of 2001.

      Interest income and other, net. Interest income and other, net decreased to $0.5 million for the six months ended June 30, 2001 from $1.4 million for the six months ended July 1, 2000. The decrease was primarily the result of a $0.8 million loss on the disposition of Pacific Gas and Electric commercial paper, and to a lesser extent, lower interest income and lower foreign currency hedging gains.

      Provision for (benefit from) income taxes. For the six-month periods ended June 30, 2001 and July 1, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. As of June 30, 2001 the Company’s deferred tax assets totaled $7.7 million. The Company believes that it is more likely than not that it will earn sufficient taxable income in the future to realize the value of these deferred tax assets. If in the future the Company cannot project with reasonable certainty that it will earn sufficient taxable income in the future to realize all or part of the value of these net deferred tax assets, then the Company will expense the value of the net deferred tax assets not likely to be realized.

Liquidity and Capital Resources

      The Company’s operating activities used cash of $10.9 million for the six months ended June 30, 2001. The cash used was due primarily to inventory increases and the net loss incurred by the Company, which were partially offset by increases in customer advances, accounts payable and payroll, and by depreciation and amortization.

      The Company’s investing activities provided cash of $30.8 million for the six months ended June 30, 2001 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

      The Company’s financing activities provided cash of $0.2 million for the six months ended June 30, 2001 as the result of the sale of the Company’s common stock to its employees through the Company’s employee benefit plans.

Certain Factors Which May Affect Future Operating Results

  Our products are complex, constantly evolving, and often designed and manufactured to individual customer requirements which requires additional engineering.

      Intevac’s Equipment Division products have a large number of components and are highly complex. Intevac may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by Intevac may be customized to meet individual customer requirements. Intevac has limited manufacturing capacity and engineering resources and may be unable to complete development, manufacture and shipment of its products, or to meet the required technical specifications of its products in a timely manner. Such delays could lead to rescheduling of orders in backlog, or in extreme situations, to cancellation of orders. In addition, Intevac may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs which may not be able to be passed on to the customer. In some instances, Intevac is dependent upon a sole supplier or a limited number of suppliers, or has qualified only a single or limited number of suppliers, for complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect Intevac’s business.

  The Equipment Division is subject to rapid technical change.

      Intevac’s ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have an adverse effect on Intevac’s business. In the past, Intevac has experienced delays from time to time in the introduction of, and technical difficulties with, some of its systems and enhancements. Intevac’s success in developing and selling equipment depends upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Intevac’s new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on Intevac’s business.

  The Photonics Division does not yet generate a significant portion of its revenues from product sales.

      To date the activities of the Photonics Division have concentrated on the development of its technology and prototype products that demonstrate this technology. Revenues have been derived primarily from research and development contracts funded by the United States Government and its contractors. The Company continues to develop standard photonics products for sale to military and commercial customers. The Photonics Division will require substantial further investment in sales and marketing, in product development and in additional production facilities to support the planned transition to volume sales of photonics products to military and commercial customers. There can be no assurance that the Company will succeed in these activities and generate significant increases in sales of products based on its photonics technology.

  The sales of our equipment products are dependent on substantial capital investment by our customers.

      The majority of our Equipment revenues have historically come from the sale of equipment used to manufacture thin-film disks, and to a lesser extent, from the sale of equipment used to manufacture flat panel displays. The purchase of Intevac’s systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time to be able to purchase our equipment. Some of our customers, particularly those that purchase our disk manufacturing products, may not be willing, or able, to make the magnitude of capital investment required to purchase our products.

  The disk drive industry has been severely impacted by excess capacity since 1997.

      Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry has experienced a long period of over-supply and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. Some of these manufacturers have gone out of business. Others have been acquired by their competitors. Accordingly, the number of potential customers for Intevac’s disk equipment products has been reduced. As a result of these factors, Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Additionally, the financial strength of the industry has deteriorated which subjects Intevac to increased credit risk on its accounts receivable. Intevac is not able to accurately predict when the industry conditions that have depressed our disk equipment sales will become more favorable.

  Demand for capital equipment is cyclical.

      Intevac’s Equipment Division sells capital equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, demand for new capital equipment such as Intevac’s tends to be amplified. When supply of these commodity products exceeds capacity, demand for new capital equipment such as Intevac’s tends to be depressed. The cyclical nature of the capital equipment industry means that in some years, such as 1997, sales of new systems by the Company will be unusually high, and that in other years, such as 2000, sales of new systems by the Company will be severely depressed. Failure to anticipate, or respond quickly to the industry business cycle could have an adverse effect on Intevac’s business.

  Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

      Over the past few years the amount of data that can be stored on a single thin-film computer disk has been increasing at approximately 100% per year. Although the number of disk drives produced has continued to increase each year, the growth in areal density has resulted in a reduction in the number of disks required per disk drive. The result has been that the number of thin-film disks used worldwide has not grown significantly since 1997. Without an increase in the number of disks required, Intevac’s disk equipment sales are largely limited to upgrades of existing capacity, rather than capacity expansion. While the rapidly falling cost of storage per gigabyte is leading to new applications for disk drives beyond the traditional computer market, it is not clear to what extent the demand from these new applications will be offset by further declines in the average number of disks required per disk drive.

  Our competitors are large and well financed and competition is intense.

      Intevac experiences intense competition in the Equipment Division. For example, Intevac’s equipment products experience competition worldwide from competitors including Anelva Corporation, Applied Films Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which have sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac’s competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter Intevac’s markets and develop such enhanced products.

      Given the lengthy sales cycle and the significant investment required to integrate equipment into the manufacturing process, Intevac believes that once a manufacturer has selected a particular supplier’s equipment for a specific application, that manufacturer generally relies upon that supplier’s equipment and frequently will continue to purchase any additional equipment for that application from the same supplier. Accordingly, competition for customers in the equipment industry is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract new customers or retain existing customers.

  Business interruptions could adversely affect our business.

      Intevac’s operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. The Company’s facility in California is currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of the facility. Additionally, the cost of electricity and natural gas has increased significantly. Such cost increases and any further cost increases will impact the Company’s profitability.

  Competition is intense for employees in northern California.

      Intevac’s operating results depend in significant part upon its ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Competition in northern California for such personnel is intense. The cost of living in northern California is also extremely high, which further increases the cost and difficulty of recruiting new employees. There can be no assurance that Intevac will be successful in attracting new employees and retaining its staff. The failure to attract and retain such personnel could have an adverse effect on Intevac’s business.

  A portion of our sales are to international customers.

      Sales and operating activities outside of the United States are subject to certain inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. Intevac earns a significant portion of its revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on Intevac’s business.

      Intevac generally quotes and sells its products in US dollars. However, for some Japanese customers, Intevac quotes and sells its products in Japanese Yen. Intevac, from time to time, enters into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to Intevac’s business. However, there can be no assurance that the offer and sale of products in foreign denominated currencies, and the related foreign currency hedging activities will not adversely affect Intevac’s business.

      Intevac’s two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause Intevac’s products to be more, or less, competitive than its competitors’ products. Currency fluctuations will decrease, or increase, Intevac’s cost structure relative to those of its competitors, which could impact Intevac’s gross margins.

  Our operating results fluctuate significantly.

      Over the last ten quarters Intevac’s operating loss as a percentage of net revenues has fluctuated from approximately (79%) to (8%) of net revenues. Over the same period sales per quarter have fluctuated between $13.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Intevac’s stock price is volatile.

      Intevac’s stock price has experienced both significant increases in valuation, and significant decreases in valuation, over short periods of time. Intevac believes that factors such as announcements of developments related to Intevac’s business, fluctuations in Intevac’s operating results, failure to meet securities analysts’ expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by Intevac or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in Intevac’s relationships with customers and suppliers could cause the price of Intevac’s Common Stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of Intevac’s Common Stock.

  Intevac routinely evaluates acquisition candidates and other diversification strategies.

      Intevac has completed multiple acquisitions as part of its efforts to grow and diversify its business. For example, Intevac’s business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three separate acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, and after two years initiated plans to close this business. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac’s business.

  Thin-film disks could be replaced by a new technology.

      Intevac believes that thin-film disks will continue to be the dominant medium for data storage for the foreseeable future. However, it is possible that competing technologies may at some time reduce the demand for thin-film disks, which would adversely affect Intevac’s disk equipment business.

  Intevac’s business is dependent on its intellectual property.

      There can be no assurance that:

•	any of Intevac’s patent applications will be allowed or that any of the allowed applications will be issued as patents, or

•	any patent owned by Intevac will not be invalidated, deemed unenforceable, circumvented or challenged, or

•	the rights granted under our patents will provide competitive advantages to Intevac, or

•	any of Intevac’s pending or future patent applications will be issued with claims of the scope sought by Intevac, if at all, or

•	others will not develop similar products, duplicate Intevac’s products or design around the patents owned by Intevac, or

•	foreign patent rights, intellectual property laws or Intevac’s agreements will protect Intevac’s intellectual property rights.

      Failure to protect Intevac’s intellectual property rights could have an adverse effect upon Intevac’s business.

      From time to time Intevac has received claims that it is infringing third parties’ intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by Intevac with respect to current or future patents, trademarks, or other proprietary rights relating to Intevac’s disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Intevac to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Intevac, or at all. Any of the foregoing could have an adverse effect upon Intevac’s business.

  $41 Million of convertible notes are outstanding and will mature in 2004.

      In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the “Convertible Notes”) in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders’ equity plus long-term debt). During 1999 Intevac spent $9.7 million in cash to repurchase $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding as of June 30, 2001 commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac’s ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac’s ability to meet its debt service obligations will be dependent on Intevac’s future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

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

      Based on the shares outstanding on June 30, 2001, the present directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in commercial paper and market auction rate bonds.

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s investment portfolio and debt obligations.

								Fair
	2001	2002	2003	2004	2005	Beyond	Total	Value

	(in thousands)
Cash equivalents

Variable rate	$23,028	—	—	—	—	—	$23,028	$23,028

Average rate	4.05%	—	—	—	—	—
Long-term debt

Fixed rate	—	—	—	$41,245	—	—	$41,245	$23,613

Average rate	6.50%	6.50%	6.50%	6.50%	—	—

      Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. At June 30, 2001, the Company had no foreign currency forward exchange contracts.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. The Company was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crewmembers, the injured crewmembers and the spouses of the deceased and/or injured crewmembers. Included in the suit’s allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the pilot’s helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claims damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured.

      It is known that the Australian Army established a Board of Inquiry to investigate the accident and that the Board of Inquiry concluded that the accident was not caused by defective night vision goggles. Preliminary investigations lead the Company to believe that it has meritorious defenses against the Durkin suit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company’s business, operating results and financial condition.

      On June 12, 2001 the Company filed a complaint in Santa Clara County Superior Court, State of California, against Intarsia Corporation (the “Santa Clara County action”). The complaint alleges causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and promissory estoppel arising out of Intarsia’s cancellation of an order for a customized sputtering system. On May 15, 2001, Intarsia had previously filed a complaint against the Company in Alameda County Superior Court, State of California (the “Alameda County action”). Intarsia’s complaint alleges causes of action for money had and received and negligent misrepresentation. The suit relates to Intarsia’s initial payment for its order for the customized sputtering system which is the subject of the Santa Clara County action. Intarsia has agreed to transfer the Alameda County action to Santa Clara County, where the two actions will likely be coordinated or consolidated into one action. The Company intends to vigorously defend Intarsia’s suit.

      On June 29, 2001, the Company filed in the Santa Clara County action an Application for Right to Attach Order and Order for Issuance of Writ of Attachment (the “Application”) seeking to attach certain of Intarsia’s assets in the amount of $552,586. Prior to the Court ruling on the Application, the Company and Intarsia entered into a stipulation whereby Intarsia granted to the Company a first priority lien and security interest in certain unencumbered equipment owned by Intarsia valued at $552,654.

      The Company does not believe, based upon current information, that the outcome of the litigation will have a material adverse impact on the Company’s business, operating results and financial condition.

Item 2.   Changes in Securities

      None.

Item 3.   Defaults upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security-Holders

      The Company’s annual meeting of shareholders was held May 15, 2001. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes

(a) Election of Directors

Norman H. Pond	10,256,045	991,815	—	686,808

Edward Durbin	11,241,335	6,525	—	686,808

Robert D. Hempstead	11,231,300	16,560	—	686,808

David N. Lambeth	11,241,385	6,475	—	686,808

H. Joseph Smead	11,241,107	6,753	—	686,808

(b) Ratification of Grant Thornton LLP as independent auditors	11,241,904	3,500	—	689,264

Item 5.   Other Information

      None.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed herewith:

Exhibit
Number	Description

3.2	Revised Bylaws of the Registrant

      (b)  Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 13, 2001	By: /s/ AJIT RODE Ajit Rode Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2001	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Revised Bylaws of the Registrant