Form 10-Q
period 2001-09-29
INTEVAC INC
filed 2001-11-13
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On November 5, 2001 12,003,622 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,236	$4,616
Short-term investments	—	33,787
Accounts receivable, net of allowances of $96 and $114 at September 29, 2001 and December 31, 2000, respectively	5,441	9,593
Inventories	31,891	15,833
Prepaid expenses and other current assets	804	844
Deferred tax asset	681	1,307

Total current assets	62,053	65,980
Property, plant, and equipment, net	10,146	11,060
Investment in 601 California Avenue LLC	2,431	2,431
Goodwill and other intangibles	—	7
Debt issuance costs	590	774
Deferred tax assets and other assets	3,010	3,684

Total assets	$78,230	$83,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$1,904
Accounts payable	4,889	2,757
Accrued payroll and related liabilities	2,062	1,534
Other accrued liabilities	2,792	2,375
Customer advances	22,700	16,317

Total current liabilities	32,443	24,887
Convertible notes	41,245	41,245

Shareholders’ equity:
Common stock, no par value	19,093	18,675
Accumulated deficit	(14,551)	(871)

Total shareholders’ equity	4,542	17,804

Total liabilities and shareholders’ equity	$78,230	$83,936

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

Net revenues	$8,414	$11,036	$27,909	$26,119
Cost of net revenues	6,732	10,432	23,008	23,056

Gross profit	1,682	604	4,901	3,063
Operating expenses:
Research and development	3,845	2,726	10,950	7,703
Selling, general and administrative	1,641	1,387	5,097	2,970
Restructuring	—	(23)	—	(638)

Total operating expenses	5,486	4,090	16,047	10,035

Operating loss	(3,804)	(3,486)	(11,146)	(6,972)
Interest expense	(723)	(758)	(2,193)	(2,275)
Interest income and other, net	471	835	959	2,276

Loss before income taxes	(4,056)	(3,409)	(12,380)	(6,971)
Provision for income taxes	1,300	—	1,300	—

Net loss	$(5,356)	$(3,409)	$(13,680)	$(6,971)

Total comprehensive loss	$(5,356)	$(3,409)	$(13,680)	$(6,971)

Basic earnings (loss) per share:
Net loss	$(0.45)	$(0.29)	$(1.15)	$(0.59)
Shares used in per share amounts	11,983	11,822	11,939	11,789
Diluted earnings (loss) per share:
Net loss	$(0.45)	$(0.29)	$(1.15)	$(0.59)
Shares used in per share amounts	11,983	11,822	11,939	11,789

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Sept 29,	Sept 30,
	2001	2000

Operating activities
Net loss	$(13,680)	$(6,971)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,195	3,660
Deferred income taxes	1,300	—
Foreign currency loss	(35)	1
Loss on IMAT investment	—	125
Restructuring charge — non-cash portion	—	856
Loss on disposal of investment	803	—
Changes in assets and liabilities	(2,791)	1,380

Total adjustments	2,472	6,022

Net cash and cash equivalents used in operating activities	(11,208)	(949)

Investing activities
Purchase of investments	(5,463)	(86,963)
Proceeds from sale of investments	38,447	94,812
Purchase of leasehold improvements and equipment	(3,574)	(1,842)

Net cash and cash equivalents provided by investing activities	29,410	6,007

Financing activities
Proceeds from issuance of common stock	418	474

Net cash and cash equivalents provided by financing activities	418	474

Net increase in cash and cash equivalents	18,620	5,532
Cash and cash equivalents at beginning of period	4,616	3,295

Cash and cash equivalents at end of period	$23,236	$8,827

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$2,715	$2,762
Income tax refund	—	(5,803)
Other non-cash changes:
Inventories transferred from property, plant and equipment	$1,519	$639

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Activities and Basis of Presentation

      Intevac, Inc.’s (“Intevac” or the “Company”) primary business is the design, manufacture and sale of complex capital equipment that is used to manufacture products such as flat panel displays and thin-film disks for computer disk drives (the “Equipment Business”). The Company also develops highly sensitive electro-optical devices (the “Photonics Business”).

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

      The financial information at September 29, 2001 and for the three- and nine-month periods ended September 29, 2001 and September 30, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statement. Certain prior year balances have been reclassified to conform with the current year presentation.

      The Company evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when appropriate.

      The results for the three- and nine-month periods ended September 29, 2001 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      The components of inventory consist of the following:

	September 29,	December 31,
	2001	2000

	(In thousands)
Raw materials	$4,823	$4,591
Work-in-progress	14,031	8,209
Finished goods	13,037	3,033

	$31,891	$15,833

      A significant portion of the finished goods is represented by inventory at customer sites undergoing installation and acceptance testing.

3.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

	(In thousands)
Numerator:
Loss from continuing operations	$(5,356)	$(3,409)	$(13,680)	$(6,971)

Net loss	$(5,356)	$(3,409)	$(13,680)	$(6,971)

Numerator for basic earnings per share — loss available to common stockholders	(5,356)	(3,409)	(13,680)	(6,971)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(5,356)	$(3,409)	$(13,680)	$(6,971)

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,983	11,822	11,939	11,789
Effect of dilutive securities:
Employee stock options(2)	—	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,983	11,822	11,939	11,789

(1)	Diluted EPS for the three- and nine-month periods ended September 29, 2001 and September 30, 2000 excludes “as converted” treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for both the three- and nine-month periods ended September 29, 2001 and September 30, 2000 was 1,999,758.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Diluted EPS for the three- and nine-month periods ended September 29, 2001 and September 30, 2000 excludes the effect of shares issuable pursuant to employee stock options as their inclusion would be anti-dilutive. The number of employee stock option shares excluded for the three-month periods ended September 29, 2001 and September 30, 2000 was 50,274 and 189,107, respectively, and the number of employee stock option shares excluded for the nine-month periods ended September 29, 2001 and September 30, 2000 was 141,095 and 151,629, respectively.

4.	Segment Reporting

Segment Description

      Intevac, Inc. has two reportable segments: Equipment and Photonics. The Company’s Equipment business sells complex capital equipment used in the manufacturing of flat panel displays and thin-film disks. The Company’s Photonics business is developing products utilizing electron sources that permit highly sensitive detection of photons in the visible and short-wave infrared spectrum.

      Included in corporate activities are general corporate expenses, amortization expenses related to certain intangible assets and the reversal of a portion of a restructuring reserve established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues.

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

	(In thousands)
Equipment	$6,547	$8,942	$20,662	$20,915
Photonics	1,867	2,094	7,247	5,204

Total	$8,414	$11,036	$27,909	$26,119

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2001	2000	2001	2000

	(In thousands)
Equipment	$(2,402)	$(2,530)	$(7,656)	$(4,009)
Photonics	(976)	(458)	(2,038)	(1,665)
Corporate activities	(426)	(498)	(1,452)	(1,298)

Operating income (loss)	(3,804)	(3,486)	(11,146)	(6,972)
Interest expense	(723)	(758)	(2,193)	(2,275)
Interest income	209	619	1,121	1,704
Other income and expense, net	262	216	(162)	572

Loss from continuing operations before income taxes	$(4,056)	$(3,409)	$(12,380)	$(6,971)

5.	Restructuring

      During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees of the Company’s staff

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of contract and regular personnel. The reductions took place at the Company’s facilities in Santa Clara, California. The Company incurred a charge of $2,225,000 related to the expense reduction plan.

      During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000.

      During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close the RPC facility in Hayward, California. Twenty-six employees of the Company’s staff of contract and regular personnel were terminated as a result. The Company incurred a charge of $1,639,000 related to this plan.

      In the first quarter of 2000, Intevac sold certain assets of its RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual obligations at the end of the leases. Of the three systems in inventory, two were included in 2000 revenues and one is included in 2001 revenues. One of the two leased systems was sold to the lessee in the three months ending September 29, 2001.

      The following table displays the activity in the building closure restructuring reserve, established in the third quarter of 1999, and in the RPC operation discontinuance restructuring reserve, established in the fourth quarter of 1999, through December 31, 2000.

		RPC
	Building	Operation
	Closure	Discontinuance
	Restructuring	Restructuring

	(In thousands)
Original restructuring charge	$2,225	$1,639
Actual expense incurred	(511)	(851)
Reversal of restructuring charge	(97)	—

Balance at December 31, 1999	1,617	788
Actual expense incurred	(815)	(365)
Valuation reserve — leased systems	—	(361)
Reversal of restructuring charge	(615)	—

Balance at April 1, 2000	187	62
Actual expense incurred	(162)	(61)

Balance at July 1, 2000	25	1
Actual expense incurred	(2)	(1)
Reversal of restructuring charge	(23)	—

Balance at December 31, 2000	$—	$—

6.	Income Taxes

      For the three- and nine-month periods ended September 29, 2001 and September 30, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Based on management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three-month period ended September 29, 2001. As of September 29, 2001 the Company’s net deferred tax assets totaled $3.7 million. If in the future the Company cannot project with reasonable certainty that it will earn taxable income sufficient to realize all or part of the value of these net deferred tax assets, the Company will expense the value of the net deferred tax assets not likely to be realized.

7.	Capital Transactions

      During the nine-month period ending September 29, 2001, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 160,053 shares were issued for which the Company received $418,000.

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

Results of Operations

Three Months Ended September 29, 2001 and September 30, 2000

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays and thin-film disks for computer hard disk drives, related equipment and system components, electron beam processing equipment (“Equipment”) and contract research and development related to the development of highly sensitive electro-optical devices under government sponsored R&D contracts and sales of derivative products (“Photonics”). Net revenues from system sales are recognized upon customer acceptance. Net revenues from sales of related equipment and system components are recognized upon product shipment. Contract research and development revenue is recognized in accordance with contract terms, typically as costs are incurred. Net revenues decreased by 24% to $8.4 million for the three-month period ended September 29, 2001 from $11.0 million for the three-month period ended September 30, 2000. Net revenues from Equipment declined to $6.5 million for the three-month period ended September 29, 2001 from $8.9 million for the three-month period ended September 30, 2000. The decrease in Equipment sales was primarily the result of a decrease in domestic sales of disk manufacturing equipment, which was partially offset by an increase in international sales of flat panel manufacturing equipment and electron beam processing manufacturing equipment. Net revenues from Photonics decreased to $1.9 million for the three-month period ended September 29, 2001 from $2.1 million for the three-month period ended September 30, 2000.

      International sales increased by 122% to $5.5 million for the three-month period ended September 29, 2001 from $2.5 million for the three-month period ended September 30, 2000. The increase in international sales was primarily due to an increase in net revenues from flat panel display and electron beam processing manufacturing equipment. International sales constituted 66% of net revenues for the three-month period ended September 29, 2001 and 23% of net revenues for the three-month period ended September 30, 2000.

      Backlog. The Company’s backlog of orders for its products was $42.1 million at September 29, 2001 and $37.1 million at September 30, 2000. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, warranty costs, scrap and costs attributable to contract research and development. Gross margin increased to 20% for the three-month period ended September 29, 2001 from 5% for the three-month period ended September 30, 2000 as the result of an increase in Equipment gross margins to 32% from 9%, partially offset by a decrease in Photonics gross margins to (22%) from (4%).

      Equipment gross margins were depressed in the third quarter of 2000 as the result of the establishment of a $2.0 million inventory reserve related to the expected cost of updating and reconfiguring slow moving disk sputtering systems in inventory. Excluding the effect of this reserve, Equipment gross margins in the third quarter of 2000 were 32%.

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

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for flat panel manufacturing equipment, disk manufacturing equipment and research by the Photonics Division. Company funded research and development expense increased to $3.8 million for the three-month period ended September 29, 2001 from $2.7 million for the three-month period ended September 30, 2000, representing 46% and 25%, respectively, of net revenue. This increase was primarily the result of higher spending for development of flat panel manufacturing equipment.

      Research and development expenses do not include costs of $1.6 million and $2.0 million, respectively, for the three-month periods ended September 29, 2001 and September 30, 2000 related to contract research and development performed by the Company’s Photonics business. These expenses are included in cost of net revenues.

      Research and development expense for the three-month period ended September 30, 2000 does not include $0.1 million of costs reimbursed under the terms of a research and development cost sharing agreement with a Japanese company. Since 1993 the Company has received $9.5 million under this cost sharing agreement. Research and development expense for the three-month period ended September 29, 2001 does not include $32,000 of costs reimbursed under the terms of a research and development cost sharing agreement with the National Institute of Standards and Technology related to development of super lattice sources for thin-film disk manufacturing.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services and bad debt expense. Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter of 2000, the Company marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo, which became a distributor of the Company’s flat panel products, and shut down the operations of IMAT.

      Selling, general and administrative expense increased to $1.6 million for the three-month period ended September 29, 2001 from $1.4 million for the three-month period ended September 30, 2000, representing 20% and 13%, respectively, of net revenue. The primary reason for the increase was an increase in the selling, general and administrative salaries related to the Equipment business.

      Restructuring expense. Restructuring expense was ($23,000) during the three-month period ended September 30, 2000. During the third quarter of 2000, the Company completed a September 1999 restructuring plan and reversed the unused $23,000 balance of the related reserve.

      Interest expense. Interest expense consists primarily of interest on the Company’s Convertible Notes, and, to a lesser extent, interest on approximately $1.9 million of short-term debt related to the purchase of Cathode Technology in 1996. Interest expense was $0.7 million and $0.8 million, respectively, in the three-month periods ended September 29, 2001 and September 30, 2000. Interest expense declined due to the retirement of the $1.9 million of short-term debt during the first quarter of 2001.

      Interest income and other, net. Interest income and other, net consists primarily of interest income and dividends on the Company’s investments, foreign currency hedging gains and losses, early payment discounts on the purchase of inventories, goods and services and, in 2000, the Company’s 49% share of the loss incurred by IMAT. Interest income and other, net declined to $0.5 million for the three-month period ended September 29, 2001 from $0.8 million for the three-month period ended September 30, 2000. The decline was primarily the result of reduced interest income caused by lower cash balances and lower interest rates during 2001.

      Provision for (benefit from) income taxes. For the three-month periods ended September 29, 2001 and September 30, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Based on management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during the three-month period ended September 29, 2001. As of September 29, 2001 the Company’s net deferred tax assets totaled $3.7 million. If in the future the Company cannot project with reasonable certainty that it will earn taxable income sufficient to realize all or part of the value of these net deferred tax assets, the Company will expense the value of the net deferred tax assets not likely to be realized.

Nine Months Ended September 29, 2001 and September 30, 2000

      Net revenues. Net revenues increased by 7% to $27.9 million for the nine-month period ended September 29, 2001 from $26.1 million for the nine-month period ended September 30, 2000. Net revenues from Equipment sales declined slightly to $20.7 million for the nine-month period ended September 29, 2001 from $20.9 million for the nine-month period ended September 30, 2000. Net revenues from Photonics increased to $7.2 million for the nine-month period ended September 29, 2001 from $5.2 million for the nine-month period ended September 30, 2000. The increase in Photonics sales was primarily the result of increased contract research and development sales partially offset by reduced product sales.

      International sales increased by 147% to $15.9 million for the nine-month period ended September 29, 2001 from $6.4 million for the nine-month period ended September 30, 2000. The increase in international sales was primarily due to an increase in sales of disk manufacturing equipment, and to a lesser extent an increase in the sales of rapid thermal processing systems for flat panel display manufacturing. International sales constituted 57% of net revenues for the nine-month period ended September 29, 2001 and 25% of net revenues for the nine-month period ended September 30, 2000.

      Gross margin. Gross margin was 18% for the nine-month period ended September 29, 2001 as compared to 12% for the nine-month period ended September 30, 2000. Gross margin in the Equipment business increased to 26% for the nine-month period ended September 29, 2001 as compared to 19% for the nine-month period ended September 30, 2000. Equipment gross margins in the nine-month periods ended September 29, 2001 and September 30, 2000, respectively, were negatively impacted by the establishment of $2.4 million and $3.1 million of inventory reserves related to systems inventory. Excluding the effect of these reserves, Equipment gross margins were 37% and 34%, respectively, in the nine-month periods ended September 29, 2001 and September 30, 2000.

      Photonics gross margins increased slightly to (5%) for the nine-month period ended September 29, 2001 from (10%) for the nine-month period ended September 30, 2000. Photonics gross margins in both years have been negatively impacted by a significant portion of revenue being derived from cost-sharing research and development contracts. The Company expects that Photonics gross margins will fluctuate based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost-shared research and development contracts.

      Research and development. Company funded research and development expense increased by 42% to $11.0 million for the nine-month period ended September 29, 2001 from $7.7 million for the nine-month period ended September 30, 2000, representing 39% and 29%, respectively, of net revenue. This increase was primarily the result of increased expense for the development of flat panel display manufacturing equipment and photonics products, partially offset by reduced spending for development of disk manufacturing equipment.

      Research and development expenses do not include costs of $7.1 million and $4.3 million, respectively, for the nine-month periods ended September 29, 2001 and September 30, 2000 related to contract research and development performed by the Company’s Photonics business. These expenses are included in cost of net revenues.

      Research and development expense for the nine-month period ended September 30, 2000 does not include $0.6 million of costs reimbursed under the terms of a research and development cost sharing agreement with a Japanese company. Research and development expense for the nine-month period ended September 29, 2001 does not include $0.4 million of costs reimbursed under the terms of a research and development cost sharing agreement with the National Institute of Standards and Technology related to development of super lattice sources for thin-film disk manufacturing.

      Selling, general and administrative. Selling, general and administrative expense increased by 72% to $5.1 million for the nine-month period ended September 29, 2001 from $3.0 million for the nine-month period ended September 30, 2000, representing 18% and 11%, respectively, of net revenue. The primary reasons for the increase were a $1.5 million credit to bad debt expense during the nine-month period ended September 30, 2000 and increased selling, general and administrative salaries in the Equipment business during the nine-month period ended September 29, 2001.

      Restructuring expense (gain). Restructuring gain was ($0.6) million in the nine-month period ended September 30, 2000. During the nine months ended September 30, 2000 the Company vacated approximately 47,000 square feet of its Santa Clara Headquarters and negotiated an early lease termination for the space. As a result, the Company reversed approximately $0.6 million of previously accrued restructuring expense relating to future rents on the vacated space.

      Interest expense. Interest expense declined to $2.2 million in the nine-month period ended September 29, 2001 from $2.3 million in the nine-month period ended September 30, 2000, due to the retirement of $1.9 million of short-term debt during the first quarter of 2001.

      Interest income and other, net. Interest income and other, net decreased to $1.0 million for the nine-month period ended September 29, 2001 from $2.3 million for the nine-month period ended September 30, 2000. The decrease was primarily the result of a $0.8 million loss on the disposition of Pacific Gas and Electric commercial paper and lower interest income due to reduced interest rates and cash balances.

      Provision for (benefit from) income taxes. For the nine-month periods ended September 29, 2001 and September 30, 2000, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Based on management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during the nine-month period ended September 29, 2001. As of September 29, 2001 the Company’s net deferred tax assets totaled $3.7 million. If in the future the Company cannot project with reasonable certainty that it will earn taxable income sufficient to realize all or part of the value of these net deferred tax assets, the Company will expense the value of the net deferred tax assets not likely to be realized.

Liquidity and Capital Resources

      The Company’s operating activities used cash of $11.2 million for the nine-month period ended September 29, 2001. The cash used was due primarily to increases in inventory and to the net loss incurred by the Company, which was partially offset by an increase in customer advances, by a decrease in accounts receivable and by depreciation and amortization.

      The Company’s investing activities provided cash of $29.4 million for the nine-month period ended September 29, 2001 as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

      The Company’s financing activities provided cash of $0.4 million for the nine-month period ended September 29, 2001 as the result of the sale of the Company’s common stock to its employees through the Company’s employee benefit plans.

      The Company believes that its available sources of funds and anticipated cash flows from operations will be adequate to finance current operations and anticipated capital expenditures through at least fiscal 2001.

Certain Factors Which May Affect Future Operating Results

     Our products are complex, constantly evolving, and are often designed and manufactured to individual customer requirements which require additional engineering.

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

      Intevac derives a significant proportion of its revenues from sales of equipment to manufacturers of computer disk drives and disk drive components. The disk drive industry has experienced a long period of over-supply, the reduction of the number of disks used per disk drive and intensely competitive pricing. Since 1997, many of the manufacturers of hard disk drives and their component suppliers have reported substantial losses. Some of these manufacturers have gone out of business. Others have been acquired by their customers or by their competitors. Accordingly, the potential market for Intevac’s disk equipment products has been reduced. As a result of these factors, Intevac has experienced significant reductions in its quarterly revenues, and has incurred quarterly losses, since the third quarter of 1998. Additionally, the financial strength of the industry has deteriorated which subjects Intevac to increased credit risk on its accounts receivable. Intevac is not able to accurately predict when the industry conditions that have depressed our disk equipment sales will become more favorable, particularly in light of the current widespread weakness of the economy.

Demand for capital equipment is cyclical.

      Intevac’s Equipment Division sells capital equipment to capital intensive industries, which sell commodity products such as disks, disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, demand for new capital equipment such as Intevac’s tends to be amplified. When supply of these commodity products exceeds capacity, demand for new capital equipment such as Intevac’s tends to be depressed. The cyclical nature of the capital equipment industry means that in some years, such as 1997, sales of new systems by the Company will be unusually high, and that in other years, such as 2001, sales of new systems by the Company will be severely depressed. Failure to anticipate, or respond quickly to the industry business cycle could have an adverse effect on Intevac’s business.

Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

      Over the past few years the amount of data that can be stored on a single thin-film computer disk has been increasing at approximately 100% per year. Although the number of disk drives produced has continued to increase each year, the growth in areal density has resulted in a reduction in the number of disks required per disk drive. TrendFocus, a market research firm specializing in the disk drive industry, projects that number of thin-film disks used worldwide will decline in 2001 from 2000 levels . Without an increase in the number of disks required, Intevac’s disk equipment sales are largely limited to upgrades of existing capacity, rather than capacity expansion.

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

      In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the “Convertible Notes”) in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders’ equity plus long-term debt). During 1999 Intevac spent $9.7 million to repurchase $16.3 million of the Convertible Notes. The $41.2 million of the Convertible Notes that remain outstanding as of September 29, 2001 commit Intevac to substantial principal and interest obligations. The degree to which Intevac is leveraged could have an adverse effect on Intevac’s ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Intevac’s ability to meet its debt service obligations will be dependent on Intevac’s future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control.

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

Our operating results fluctuate significantly.

      Over the last eleven quarters Intevac’s operating loss as a percentage of net revenues has fluctuated from approximately (79%) to (8%) of net revenues. Over the same period sales per quarter have fluctuated between $13.8 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

      Intevac’s operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. For example, the Company’s facility in California has been subject, in the last year, to electrical blackouts as a consequence of a shortage of available electrical power. These types of disruptions, or other unanticipated disruptions, could adversely impact the Company’s profitability.

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

      Intevac has completed multiple acquisitions as part of its efforts to grow and diversify its business. For example, Intevac’s business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, and subsequently closed this business. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuances of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac’s business.

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

      Based on the shares outstanding on September 29, 2001, the present directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. As a result, these shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality credit rated issuers and, by policy, limits the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in commercial paper and market auction rate bonds.

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s investment portfolio and debt obligations.

								Fair
	2001	2002	2003	2004	2005	Beyond	Total	Value

	(In thousands)
Cash equivalents
Variable rate	$21,428	—	—	—	—	—	$21,428	$21,428
Average rate	3.21%	—	—	—	—	—
Long-term debt
Fixed rate	—	—	—	$41,245	—	—	$41,245	$21,447
Average rate	6.50%	6.50%	6.50%	6.50%	—	—

      Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. At September 29, 2001, the Company had no foreign currency forward exchange contracts.

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

      On July 27, 2000 the Connecticut Superior Court disallowed the defendants’ motion to dismiss the lawsuit. That decision was appealed to the Connecticut Supreme Court. On October 30, 2001 the Connecticut Supreme Court reversed the Superior Court’s decision and remanded the case to the trial court with the direction to grant the defendants’ motions to dismiss the suit subject to conditions already agreed to by the defendants. These conditions agreed to by the defendants include (1) consenting to jurisdiction in Australia; (2) accepting service of process in connection with an action in Australia; (3) making their personnel and records available for litigation in Australia; (4) waiving any applicable statutes of limitation in Australia up to six months from the date of dismissal of this action or for such other reasonable time as may be required as a condition of dismissing this action; (5) satisfying any judgement that may be entered against them in Australia; and (6) consenting to the reopening of the action in Connecticut in the event the above conditions are not met as to any proper defendant in the action. At this time, Intevac does not know whether the plaintiffs will choose to recommence litigation against the Company in Australia. Any such action could expose Intevac to further risk, plus the expense and uncertainties of defending the matter in a distant foreign jurisdiction.

      On June 12, 2001 the Company filed a complaint in Santa Clara County Superior Court, State of California, against Intarsia Corporation. The complaint relates to Intarsia’s cancellation of an order for a customized sputtering system and seeks damages of at least $3.3 million. On July 26, 2001 Intarsia filed a cross-complaint against the Company in the Santa Clara County Superior Court. On August 14, 2001, the Company filed a demurrer to the cross-complaint and on October 11, 2001, Intarsia filed an amended cross-complaint. The amended cross-complaint includes allegations of fraud, negligent misrepresentation, breach of contract and breach of covenant of good faith and fair dealing, and seeks damages in the amount of $349,000 plus additional relief as may be deemed appropriate by the court. The Company believes it has a meritorious case and defenses, but in the event the Company does not prevail, the Company could be liable for $349,000 plus any other relief awarded Intarsia by the court.

Item 2.      Changes in Securities

      None.

Item 3.      Defaults upon Senior Securities

      None.

Item 4.      Submission of Matters to a Vote of Security Holders

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

INTEVAC, INC.

Date: November 12, 2001	By: /s/ NORMAN H. POND Norman H. Pond Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2001	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)