Form 10-K405
period 2001-10-31
INTEVAC INC
filed 2002-03-20
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock (no par value)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 21, 2002 was approximately $13,791,000 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 20, 2002 approximately 12,060,003 shares of the Registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

      Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results.”

PART I

Item 1.     Business

Overview

      Intevac, Inc.’s businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as flat panel displays, thin-film disks and electro-optical devices (“Equipment”) and the development of highly sensitive electro-optical devices and systems (“Photonics”).

      Systems sold by the Equipment Division are typically used to deposit highly engineered thin-films of material on a substrate, or to modify the characteristics and properties of thin-films already deposited on a substrate. Systems manufactured by the Equipment Division generally utilize proprietary manufacturing techniques and processes and operate under high levels of vacuum. The systems are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include color cell phone displays, automotive displays, computer monitors, and thin-film disks for computer hard disk drives. The Equipment Division has also designed ultra-high vacuum automated equipment for the manufacture of low-cost low-light level cameras developed by the Photonics Division and for sale to other manufacturers of electro-optical devices. The Equipment Division recorded sales of $42.7 million in 2001, an increase from $28.8 million in 2000. Equipment Division revenues in 2001 resulted primarily from the sales of new flat panel display (“FPD”) manufacturing systems and technology upgrades, spare parts and consumables for disk manufacturing equipment.

      The Photonics Division is developing electro-optical devices and systems that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include LIVAR® systems for positive target identification at long range, low-cost low-light-level cameras for use in security and military applications and photodiodes for use in high-speed fiber optic systems. Photonics Division sales increased to $8.8 million in 2001 from $7.3 million in 2000 and consisted primarily of contract research and development. The Photonics Division has completed approximately $30 million of government-sponsored research and development since 1994.

Equipment

Technology and Strategy

      The Equipment Division’s systems utilize sophisticated vacuum process technologies that are integrated with precision robotics and automated process and system controls. The Company’s systems are designed for high volume manufacturing applications and are commonly operated 24 hours a day 7 days a week with high uptime. Process technologies include physical vapor deposition, chemical vapor deposition, fast cooling, rapid thermal processing and ultra high vacuum level processing. Intevac’s equipment strategy is to expand into growing equipment markets where its existing technology base can be leveraged to reduce the cost of entry and participation in those markets. For example, the deposition and rapid thermal processing equipment developed to address the FPD market and the equipment developed to manufacture Photonics Division low-cost low-light level cameras, incorporate many of the manufacturing technologies previously developed by the Company for high volume manufacturing of thin-film disks and night vision devices.

Deposition Equipment for Flat Panel Display Manufacturing

      The manufacture of several types of flat panel displays, such as active matrix liquid crystal displays, require the deposition of thin-film layers of different materials onto a glass substrate. Intevac’s D-Star sputtering systems are designed to uniformly coat thin films on substrates as large as a meter square. Deposition materials include metals such as aluminum and chromium (used as conductors), indium tin oxide (used as transparent conductors) and complex oxides of materials such as magnesium (used in plasma displays), tantalum and silicon. Process modules are positioned around a central handling module designed to provide high throughput. Up to four back-to-back modules, each containing two vacuum isolated chambers, can be attached directly to the central handler unit. Additional back-to-back modules may also be attached in series to provide further process flexibility and capacity. Typically one module is devoted to load/unload and the remaining positions are configured as dedicated process stations. Substrates are loaded into the system with a robot and then held on edge in a vertical orientation as they are processed. Vertical substrate handling allows for a relatively small footprint system, optimizes particulate control and reduces flexing of the substrate.

Rapid Thermal Processing Equipment for Flat Panel Display Manufacturing

      Intevac’s rapid thermal processing (“RTP”) systems rapidly modify the characteristics of thin films deposited on glass substrates used in the manufacture of flat panel displays. Intevac’s patented RTP technology enables manufacturers to change the properties of these thin-films by thermally processing the film layer at temperatures that would otherwise distort or destroy the underlying glass substrate. The RTP system employs rapid transient heating, rather than bulk substrate heating, which provides lower cost of ownership and higher throughput as compared to furnace and laser processing techniques. In transient heating, a uniform line of radiation is focused onto a moving substrate, which brings only a narrow stripe of the substrate up to peak process temperature at any time. The substrate remains undistorted because the large majority of its area is relatively cool and acts to stabilize the overall panel. Intevac’s RTP systems are typically used for thin-film activation after ion implant in the manufacture of low temperature polysilicon displays. Intevac’s RTP system customers include Sanyo, Sharp, Sony, Toppoly and a joint venture of Sony and Toyota.

Equipment for Disk Manufacturing

      Intevac has delivered approximately 110 of its MDP-250 disk manufacturing systems to customers including Fuji Electric, Fujitsu Limited, Hitachi, Komag, Maxtor, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony and Trace Storage Technology. Intevac’s systems are used by disk manufacturers to apply thin layers of undercoats, magnetic alloys and protective overcoats to both aluminum and glass thin-film disks used in computer hard disk drives. The Company believes that Intevac systems are used to manufacture approximately half the worldwide supply of these disks. The mechanical design of the MDP-250 family has characteristics similar to the cluster tools widely used in semiconductor manufacturing in that each of the twelve process stations is separately vacuum pumped and vacuum isolated. The MDP-250 does not require a carrier or pallet to transport disks through the system. Rather, disks are automatically loaded into the system from cassettes, processed, and then automatically returned to the cassette. A number of process station options are offered, including multiple options for the deposition of thin-films and carbon overcoats, heating stations, cooling stations and cleaning stations. Furthermore, these twelve process stations can be easily reconfigured to accommodate process changes.

      The rapid increase in areal density in computer memory storage is requiring the thin-films deposited by our MDP-250 series of equipment to become more complex. This complexity is leading to the need for both new process capabilities and a need for more than twelve process stations. Intevac continues to develop new process capabilities for its installed base of systems. These new capabilities include processes that permit the deposition of ultra-thin diamond-like carbon overcoats, vapor lubrication and, currently in development, multi-layer sources and soft underlayer sources necessary for perpendicular recording. To answer the need for more process stations, Intevac introduced the MDP-200, a modular add-on system that allows manufacturers to seamlessly integrate additional process stations onto their MDP-250 system. The MDP-200 provides the capability to process disks through process stations serially or in parallel, giving manufacturers flexibility to integrate process steps with different process times. Intevac has also developed a suite of system upgrades

(MDP-250B+ Upgrades) that allow manufacturers to upgrade the vacuum level, speed and control systems of their installed base of MDP-250 systems.

      The process and system technologies that Intevac developed for its MDP-250 systems have been designed to be backwards compatible and, in many cases, field installable. Intevac believes that the primary demand for disk manufacturing equipment for the next few years will be for upgrades to the installed base of systems, rather than for sales of new systems to add capacity. Intevac’s strategy is to provide its customers with a cost-effective solution that significantly upgrades and extends the capabilities of their installed base of equipment.

Electron Beam Processing Equipment

      In December 1999, Intevac implemented a plan to terminate its electron beam product line. The plan included the delivery of the three electron beam systems on order, closure of the Hayward facility where the systems were manufactured and a $1.6 million charge related to the plan. In March 2000, the Company sold the electron beam business to Quemex Technology, Ltd. and Quemex assumed responsibility for Intevac’s Hayward facility. Intevac retained rights to the three systems on order, which were subsequently sold during 2000 and 2001.

Photonics

History

      Intevac’s Photonics products have been developed by a team that initially began working together in the 1980’s in the Varian central research labs and night vision business unit. When Intevac was formed in 1991, it acquired Varian’s night vision business, and the related Varian central research lab activities and technology. The central research lab group became part of the R&D department for Intevac’s night vision business and continued to develop Intevac’s photocathode technology. In 1995, Intevac sold its night vision business to Litton Industries. However, the technical team remained at Intevac and formed the Photonics Division. Since 1995 the Photonics Division has been further developing its technology, with the majority of its activities being funded by R&D contracts from the United States Government and its contractors. During this period the Photonics Division has also worked collaboratively with other research organizations, including Stanford University, Lawrence Livermore National Laboratory and The Charles Stark Draper Laboratory.

Technology and Strategy

      The Photonics Division develops and manufactures compact electro-optical devices that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. One of these sensors is an Electron Bombarded Charge Coupled Device (“EBCCD”) which was originally developed under a cost-sharing Technology Development Agreement with the Defense Advanced Research Projects Agency (“DARPA”) from 1996 to 1998.

      The sensor has a transparent glass window on one side through which photons are focused onto a photocathode grown on the vacuum side of the window. When photons strike the photocathode through the window, electrons are emitted into the vacuum. These electrons are then electrically accelerated through the vacuum and strike a charge coupled device (“CCD”) imager, which in turn outputs a high resolution, low noise video signal. These devices are extraordinarily sensitive to infrared light with frequencies just beyond the visible spectrum and are used in the Company’s LIVAR target identification system.

      A second type of sensor incorporates the same basic technology described above; however, the module contains a Complementary Metal-Oxide-Semiconductor (“CMOS”) imager instead of a CCD chip. This Electron Bombarded Active Pixel Sensor (“EBAPSTM”) imager development was initially funded under a cost sharing project awarded to Intevac by the National Institute of Standards and Technology (“NIST”).

      Both of these sensors offer both high sensitivity and high resolution and work well in the visible as well as the near infrared range of the spectrum. The output is high-resolution video, rather than the low-resolution direct view green imagery produced by traditional night vision devices. This frees the user from having to hold the device to the eye and permits remote viewing and image processing. The Company believes it has capability and features not possible with the direct view night vision devices currently in use by the military.

LIVAR Target Identification System:

      Intevac integrated its EBCCD sensor with a laser illuminator to create its Laser Illuminated Viewing and Ranging system (“LIVAR”). The LIVAR system is similar to RADAR, but with a number of improvements. The illuminator is an eye safe laser, rather than a longer wavelength microwave source, and the reflected signal is displayed as a digital video image, rather than as a blip. This enables real time, high-resolution imagery for target identification at much longer ranges than was previously possible.

      The potential benefit of the LIVAR system is clear for military conflicts like those in Kosovo and Afghanistan. In such conflicts, casualties to US servicemen are politically unacceptable, and it is preferable for aircraft to operate at high altitudes where they are relatively safe from ground launched missile attacks. It is also unacceptable to inflict collateral damage to the other sides’ civilians or to other untargeted assets. However, these goals are mutually exclusive unless capability exists for positively identifying targets from long ranges.

      Currently the military uses several means for target location and identification including forward-looking infrared (“FLIR”) systems and RADAR. While these systems can sense targets at relatively long ranges, the resolution is poor, and positive identification is difficult, or impossible. The LIVAR system complements the existing FLIR and RADAR technology and enables long range target identification in addition to target sensing.

      The first military program planning the widespread deployment of LIVAR was approved late in 2001. Intevac is under contract for the development phase of the program and volume production is expected to commence in late 2003. In February 2002 Intevac delivered a portable LIVAR targeting and surveillance system to the U.S. Army.

Low Cost Low Light Level Cameras

      Today’s low light level cameras, derived from military night vision technology, are too expensive for most commercial applications. Intevac’s objective is to reduce this cost to $1,000 per camera, a cost at which the Company believes that large available markets for commercial security cameras, law enforcement and traditional military night vision tubes could be addressed. Intevac is currently developing this low light level video camera with National Semiconductor under a program sponsored by NIST. The NIST program involves the development of a CMOS chip that integrates an active pixel imaging sensor with camera electronics by National Semiconductor, photocathode design, product integration and packaging and development of low cost manufacturing processes by Intevac’s Photonics Division, and development of ultra-high vacuum automated processing and assembly equipment by Intevac’s Equipment Division. Intevac plans to begin commercial sales late in 2002.

Photodiodes for Fiber Optic Communications

      Photodiodes are an essential part of today’s fiber optic communication systems. These systems transmit huge volumes of data at high speed in the form of light pulses transmitted down a thin fiber optic strand. A critical element of these systems is the photodiode that converts light pulses from the fiber optic into electrical signals. Intevac has applied its patented technology to the development of 10 gigabit per second and 40 gigabit per second Indium Gallium Arsenide – Indium Phosphide photodiodes. These photodiodes offer significant advantages over conventional Indium Gallium Arsenide detectors by combining high operating speed, good responsivity, low dark current, and high output. Intevac began furnishing samples of these devices in die form to fiber optic system component manufacturers during 2001.

Competition

      We believe that the principal competitive factors affecting the markets for our products include price, product performance and functionality, integration and manageability of products, customer support and service, reputation and reliability. Intevac’s equipment products experience intense competition worldwide from competitors including Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which have sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac’s competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter Intevac’s markets and develop such enhanced products.

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

      Intevac believes that its Photonics products are significantly differentiated from and offer significant advantages over other competing products and technologies and that the Company has favorable patent protection for much of its Photonics technology. However, the Company believes that competitors will arise for its Photonics products, and that these competitors may have greater resources than the Company.

Research and Development

      Intevac’s products serve markets characterized by rapid technological change and evolving industry standards. Intevac routinely invests substantial amounts in research and development and expects to continue an active development program. Intevac’s research and development expenses were $14.5 million, $10.6 million and $14.1 million, respectively, in 2001, 2000 and 1999. Research and development expenses represented 28%, 29% and 33%, respectively, of net revenues in 2001, 2000 and 1999. Intevac expects that research and development spending will decline during 2002 as the result of the completion during 2001 of the majority of the design activities related to development of the D-STAR, RTP and MDP-200 platforms.

      Research and development expenses do not include costs of $8.0 million, $6.0 million and $5.9 million in 2001, 2000 and 1999, respectively, related to Photonics contract research and development which are included in cost of goods sold. Research and development expenses also do not include costs of $0.5 million, $0.7 million and $1.1 million incurred by Intevac in 2001, 2000 and 1999, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment.

Sales Channel, Customers and Marketing

      Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter of 2000, Intevac marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo, which became a distributor of the Company’s flat panel products, and shut down the operations of IMAT.

      The selling process for Intevac’s equipment products is often a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making samples for the prospective customer and responding to individual needs for moderate levels of machine customization. Installing and integrating new equipment requires a substantial investment by a customer. Sales of Intevac’s systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations before making a purchasing decision. Accordingly, Intevac’s systems typically have a lengthy sales cycle, during which Intevac may expend substantial funds and management time and effort with no assurance that a sale will result.

      The selling process for Intevac’s Photonics business primarily involves the solicitation of contracts and subcontracts from government agencies and from government contractors and subcontractors. Some contracts are bid at a fixed price, some contracts are bid at cost plus a fee and some contracts are bid on a cost-sharing basis. The sales process involves government procurement regulations and is dependant on the continuing availability of government funding for the Company’s research programs. Future production orders for Intevac’s military products depend on the government funding of weapons systems that will utilize Intevac products such as LIVAR.

      Historically, a significant portion of the Company’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2001, Equipment sales through Matsubo, the Company’s Japanese distributor, accounted for 49% of net revenues. In 2000, MMC Technology, Seagate, Westt and Matsubo each accounted for more than 10% of Intevac’s consolidated revenues and in aggregate accounted for 56% of net revenues. In 1999, Matsubo, Seagate and Lockheed Martin each accounted for more than 10% of Intevac’s consolidated revenues and in aggregate accounted for 66% of net revenues. Intevac’s largest customers change from period to period and it is expected that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future.

      Foreign sales accounted for 73% of revenues in 2001, 27% of revenues in 2000 and 60% of revenues in 1999. The majority of Intevac’s foreign sales are to companies in the Far East and Intevac anticipates that sales to customers in the Far East will continue to be a significant portion of its Equipment revenues.

Customer Support

      Intevac provides process and applications support, customer training, installation, start-up assistance and emergency service support to its customers. Process and applications support is provided by Intevac’s equipment process engineers who also visit customers at their plants to assist in process development projects. Intevac conducts training classes for process engineers, machine operators and machine service personnel. Additional training is also given during the machine installation. Installation and start up support is generally provided within the United States by the Intevac customer service organization. This group also assists with the installation and start up of systems in overseas locations as required.

      Intevac generally provides a one-year warranty on its equipment. During this warranty period any necessary non-consumable parts are supplied and installed. Intevac employees provide field service support primarily in the United States, Singapore and Malaysia. In other countries, field service support is provided by Intevac’s distributors and sales representatives, supplemented by Intevac factory support. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are available on a 24-hour per day basis.

Manufacturing

      All of Intevac’s manufacturing is conducted at its facility in Santa Clara, California. Intevac’s Equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources and system assembly, alignment and testing. Intevac’s Photonics manufacturing operations include growth of advanced photocathodes and assembly of complex vacuum devices under clean room conditions utilizing a number of advanced processing techniques. Intevac makes extensive use of the infrastructure serving the semiconductor equipment business. Intevac purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and custom mechanical parts made by forging, machining and welding. Intevac has a well-equipped fabrication center that manufactures a portion of the fabricated parts used in Intevac products and fabricates parts for commercial customers.

      Intevac’s manufacturing strategy is to operate with low fixed costs, to produce high quality, cost-effective systems and low cost replacement parts and to be able to respond effectively to changes in volume. To do this, Intevac currently designs its products to use standard parts where possible. Intevac performs manufacturing activities that add value or that require unique technology or specialized knowledge and, taking advantage of its Silicon Valley location, utilizes subcontractors to perform other manufacturing activities.

Backlog

      Intevac’s backlog was $30.6 million and $42.1 million at December 31, 2001 and December 31, 2000, respectively. Intevac includes in its backlog only those customer orders for systems, component parts and contract research and development for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements of Intevac’s customers cannot be determined with accuracy, and therefore Intevac’s backlog at any certain date may not be indicative of future demand for Intevac’s products.

      The reduction in backlog was primarily due to a reduction in the number of FPD deposition systems on order. The Company delivered 5 systems in 2001 and has 1 system in backlog at December 31, 2001. Intevac’s backlog at December 31, 2001 is mostly scheduled for delivery or customer acceptance during the first half of 2002.

Patents and Licensing

      Intevac currently holds 36 patents issued in the United States and 22 patents issued in foreign countries, and has patent applications pending in the United States and foreign countries. Of the 36 U.S. patents, 12 relate to disk equipment, 12 relate to flat panel equipment and 12 relate to photonics. Four foreign patents relate to disk equipment, 5 relate to flat panel equipment and 13 relate to photonics. In addition, Intevac has the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

Employees

      At December 31, 2001, Intevac had 183 employees, including 7 contract employees. 84 of these employees were in research and development, 67 in manufacturing, and 32 in administration, customer support and marketing.

Certain Factors Which May Affect Future Operating Results

$37.5 Million of convertible notes are outstanding and will mature in 2004.

      In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the “Convertible Notes”) in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders’ equity plus long-term debt). At the noteholder’s option, the Convertible Notes may be exchanged, prior to maturity, into Intevac common shares at a price of $20.625 per share, which is substantially above current market price. During 2001 and 1999 Intevac spent a total of $11.9 million to repurchase $20.0 million of the Convertible Notes. The $37.5 million of the Convertible Notes that remain outstanding as of December 31, 2001 commit Intevac to substantial principal and interest obligations that are significantly in excess of the Company’s $18.2 million cash balance at December 31, 2001. Intevac may, from time to time, repurchase and retire additional Convertible Notes prior to their maturity date.

      The degree to which Intevac is leveraged could have an adverse effect on Intevac’s ability to obtain additional financing for working capital, acquisitions or other purposes, and could make it more vulnerable to industry downturns and competitive pressures. Intevac’s ability to meet its debt service obligations will be dependent on Intevac’s future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control. In the event that the Company’s noteholders do not choose to exchange their Convertible Notes for Intevac common stock prior to the

Convertible Notes 2004 maturity date, then the Company will be required to repay the Convertible Notes at maturity. If this is the case, then there can be no assurance that the Company will have generated sufficient cash from operations to repay the Convertible Notes without raising additional capital through the sale of additional debt or equity. Additionally, there can be no assurance that the Company will be able to secure additional equity and/or debt financing on terms favorable to the Company and its shareholders.

The majority of Intevac’s new products address new and emerging markets.

      Intevac has invested heavily in the development of products that address new markets. The Equipment Division has developed a flexible deposition tool and a rapid thermal processing tool to address growing segments of the FPD equipment market that are intended to displace products offered by competing manufacturers. The Photonics Division’s LIVAR target identification system and low-cost low-light level camera products are designed to offer significantly improved capability relative to any products currently offered in the marketplace. Additionally, the Photonics Division is entering a new market for the Company with its photodiodes for fiber optic communication systems. Failure of these products to perform as intended or to successfully penetrate these new markets and develop into profitable product lines will have an adverse effect on Intevac’s business.

Demand for capital equipment is cyclical.

      Intevac’s sells capital equipment to capital intensive industries, which sell commodity products such as flat panel displays and disk drives. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, then demand for new capital equipment such as Intevac’s tends to be amplified. When supply of these commodity products exceeds capacity, then demand for new capital equipment such as Intevac’s tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by the Company will be unusually high, and that in other years sales of new systems by the Company will be severely depressed. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on Intevac’s business.

The Equipment Business is subject to rapid technical change.

      Intevac’s ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture and market new systems, or to enhance existing systems, will have an adverse effect on Intevac’s business. From time to time in the past, Intevac has experienced delays in the introduction of, and technical difficulties with, some of its systems and enhancements. Intevac’s future success in developing and selling equipment will depend upon a variety of factors, including accurate prediction of future customer requirements, technology advances, cost of ownership, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Intevac’s new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on Intevac’s business.

Our products are complex, constantly evolving and are often designed and manufactured to individual customer requirements that require additional engineering.

      Intevac’s Equipment Division products have a large number of components and are highly complex. Intevac may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems built by Intevac must be customized to meet individual customer site or operating requirements. Intevac has limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of its products, or to meet the required technical specifications for its products in a timely manner. Such delays could lead to rescheduling of orders in backlog, or in extreme situations, to cancellation of orders. In addition, Intevac may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs which may not be able to be passed on to the customer. In some instances, Intevac is dependent upon a sole supplier or a limited number of suppliers for complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect Intevac’s business.

The Photonics Business does not yet generate significant revenues from product sales.

      To date the activities of the Photonics Division have concentrated on the development of its technology and prototype products that demonstrate this technology. Revenues have been derived primarily from research and development contracts funded by the United States Government and its contractors. The Company continues to develop standard Photonics products for sale to military and commercial customers. The Photonics Division will require substantial further investment in sales and marketing, in product development and in additional production facilities to support the planned transition to volume sales of Photonics products to military and commercial customers. There can be no assurance that the Company will succeed in these activities and generate significant sales of products based on its Photonics technology.

The sales of our Equipment products are dependent on substantial capital investment by our customers.

      The purchase of Intevac’s systems, along with the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of the Intevac systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they be willing to invest that capital over long periods of time to be able to purchase our equipment. Some of our customers may not be willing, or able, to make the magnitude of capital investment required.

Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

      Over the past few years the amount of data that can be stored on a single thin-film computer disk has been increasing at approximately 100% per year. Although the number of disk drives produced has continued to increase each year, the growth in areal density has resulted in a reduction in the number of disks required per disk drive. TrendFocus, a market research firm specializing in the disk drive industry, projects that the number of thin-film disks used worldwide declined in 2001 from 2000 levels and are expected to remain at the same level in 2002. Without a significant technological change or an increase in the number of disks required, Intevac’s disk equipment sales are largely limited to upgrades of existing systems, rather than capacity expansion or system replacement.

Our competitors are large and well financed and competition is intense.

      Intevac experiences intense competition in the Equipment Division. For example, Intevac’s equipment products experience competition worldwide from competitors including Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which have sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that Intevac’s competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter Intevac’s markets and develop such enhanced products.

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

Intevac’s business is dependent on its intellectual property.

      There can be no assurance that:

•	any of Intevac’s pending or future patent applications will be allowed or that any of the allowed applications will be issued as patents, or

•	any patent owned by Intevac will not be invalidated, deemed unenforceable, circumvented or challenged, or

•	the rights granted under our patents will provide competitive advantages to Intevac, or

•	any of Intevac’s pending or future patent applications will be issued with claims of the scope sought by Intevac, if at all, or

•	others will not develop similar products, duplicate Intevac’s products or design around the patents owned by Intevac, or

•	patent rights, intellectual property laws or Intevac’s agreements will adequately protect Intevac’s intellectual property rights.

      Failure to adequately protect Intevac’s intellectual property rights could have an adverse effect upon Intevac’s business.

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

      Over the last eight quarters Intevac’s operating loss as a percentage of net revenues has fluctuated between approximately (59%) and (1%) of net revenues. Over the same period sales per quarter have fluctuated between $23.6 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Operating costs in northern California are high.

      Intevac’s operations are located in Santa Clara, California. The cost of living in northern California is extremely high, which increases both the cost of doing business and the cost and difficulty of recruiting new employees. Intevac’s operating results depend in significant part upon its ability to effectively manage costs and to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. The failure to control costs and to attract and retain qualified personnel could have an adverse effect on Intevac’s business.

Business interruptions could adversely affect our business.

      Intevac’s operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Additionally, the costs of electricity and natural gas have increased significantly. Any further cost increases will impact the Company’s ability to achieve profitability.

A majority of our sales are to international customers.

      Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. Intevac earns a significant portion of its revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on Intevac’s business.

      Intevac generally quotes and sells its products in US dollars. However, in some cases, Intevac has quoted and sold its products in Japanese Yen. In those cases Intevac may enter into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to Intevac’s business. However, there can be no assurance that the offer and sale of products denominated in foreign currencies, and the related foreign currency hedging activities will not adversely affect Intevac’s business.

      Intevac’s two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause Intevac’s products to be more, or less, competitive than its competitors’ products. Currency fluctuations will decrease, or increase, Intevac’s cost structure relative to those of its competitors, which could impact Intevac’s competitive position.

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

      Intevac has completed multiple acquisitions as part of its efforts to expand and diversify its business. For example, Intevac’s business was initially acquired from Varian Associates in 1991. Additionally, Intevac acquired its current gravity lubrication, CSS test equipment and rapid thermal processing product lines in three acquisitions. Intevac also acquired its RPC electron beam processing business in late 1997, and subsequently closed this business. Intevac intends to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect Intevac’s business.

Intevac uses hazardous materials.

      Intevac is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on Intevac or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require Intevac to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by Intevac to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject Intevac to significant liabilities.

A majority of the Common Stock outstanding is controlled by the directors and executive officers of Intevac.

      Based on the shares outstanding on December 31, 2001, the current directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. These shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions. The Company’s directors also hold 7% of the outstanding Convertible Notes.

Item 2.     Properties

      Intevac leases its 119,583 square foot facility in Santa Clara, California. The lease for this building expires in March 2007. Intevac has an option to extend the lease for an additional five-year period, with a monthly base rent to be negotiated by Intevac and the lessor. If Intevac and the lessor are unable to reach agreement with respect to such monthly base rent, an appraisal process set forth in the lease will determine the monthly base rent for the extension. Intevac also leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 2002. Intevac believes that its current facilities are suitable and adequate for its current and foreseeable operations. Intevac operates with one full manufacturing shift and one partial manufacturing shift. Intevac believes that it currently has sufficient productive capacity to meet its current needs.

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

      On July 27, 2000 the Connecticut Superior Court disallowed the defendants’ motion to dismiss the lawsuit. That decision was appealed to the Connecticut Supreme Court. On October 30, 2001 the Connecticut Supreme Court reversed the Superior Court’s decision and remanded the case to the trial court with the direction to grant the defendants’ motions to dismiss the suit subject to conditions already agreed to by the defendants. These conditions agreed to by the defendants include (1) consenting to jurisdiction in Australia; (2) accepting service of process in connection with an action in Australia; (3) making their personnel and records available for litigation in Australia; (4) waiving any applicable statutes of limitation in Australia up to six months from the date of dismissal of this action or for such other reasonable time as may be required as a condition of dismissing this action; (5) satisfying any judgement that may be entered against them in Australia; and (6) consenting to the reopening of the action in Connecticut in the event the above conditions are not met as to any proper defendant in the action. At this time, the plaintiffs have not chosen to recommence litigation against the Company in Australia. Any such action could expose Intevac to further risk, plus the expense and uncertainties of defending the matter in a distant foreign jurisdiction.

      On June 12, 2001 the Company filed a complaint in Santa Clara County Superior Court, State of California, against Intarsia Corporation. The complaint related to Intarsia’s cancellation of an order for a customized sputtering system and sought damages of at least $3.3 million. On July 26, 2001 Intarsia filed a cross-complaint against the Company in the Santa Clara County Superior Court. On August 14, 2001, the Company filed a demurrer to the cross-complaint, and on October 11, 2001, Intarsia filed an amended cross-complaint. The amended cross-complaint included allegations of fraud, negligent misrepresentation, breach of contract and breach of covenant of good faith and fair dealing, and sought damages in the amount of $349,000 plus additional relief as may have been deemed appropriate by the court. On February 1, 2002 the Company and Intarsia executed a stipulation for settlement which resolved the matter. The terms of the stipulation will not result in any material effect on the Company’s financial results.

Item 4.     Submission of Matters to a Vote of Security-Holders

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS AND DIRECTORS

      Certain information about Intevac’s directors and executive officers is listed below:

Name	Age	Position

Executive Officers and Directors:
Norman H. Pond	63	Chairman of the Board
Kevin Fairbairn	48	President, Chief Executive Officer and Director
Verle Aebi	47	President of Photonics Division
Charles B. Eddy III	51	Vice President, Finance and Administration, Chief Financial
		Officer, Treasurer and Secretary
Edward Durbin(1)	74	Director
George L. Farinsky(1)	67	Director
Robert D. Hempstead	58	Director
David N. Lambeth(1)(2)	54	Director
H. Joseph Smead(2)	76	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

      Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. Mr. Pond served as President and Chief Executive Officer from February 1991 until July 2000 and again from September 2001 through January 2002. Before joining Intevac, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian Associates, Inc., a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian’s operations. From 1984 to 1988, Mr. Pond was President of Varian’s Electron Device and Systems Group and became a Director of Varian in 1986. Mr. Pond holds a BS in physics from the University of Missouri at Rolla and a MS in physics from the University of California at Los Angeles.

      Mr. Fairbairn joined Intevac as President and Chief Executive Officer in January 2002 and was appointed a Director of the Company in February 2002. Before joining Intevac, from July 1985 to January 2002, Mr. Fairbairn was employed by Applied Materials, most recently as Vice-President and General Manager of the Conductor Etch Organization with responsibility for the Silicon and Metal Etch Divisions. From 1996 to 1999, Mr. Fairbairn was General Manager of Applied’s Plasma Enhanced Chemical Vapor Deposition

Business Unit and from 1993 to 1996, he was General Manager of Applied’s Plasma Silane CVD Product Business Unit. Mr. Fairbairn holds a MA in Engineering Sciences from Cambridge University.

      Mr. Aebi has served as President of the Photonics Division since July 2000. Mr. Aebi served as General Manager of the Photonics Division since May 1995 and was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the Company’s night vision business, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

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

      Mr. Farinsky has served as a Director of Intevac since May 2001. Mr. Farinsky has been an investor and consultant since he retired as a corporate financial executive in 1991. From 1987 to 1991 he was Executive Vice President and Chief Financial Officer of Ashton-Tate Corporation. Prior to joining Ashton-Tate, he held executive management positions at the Bank of British Columbia, Dysan Corporation, Kaiser Resources, Ltd, Kaiser Industries Corporation, Mattel, Inc. and Teledyne, Inc. Mr. Farinsky holds a BS in business administration from the University of San Francisco and is a Certified Public Accountant licensed in California, but is not engaged in public practice. Mr. Farinsky is also a director of Broadcom Corporation.

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

      Dr. Lambeth has served as a Director of Intevac since May 1996. Dr. Lambeth has been Professor of both Electrical and Computer Engineering and Material Science Engineering at Carnegie Mellon University since 1989. Dr. Lambeth was Associate Director of the Data Storage Systems at Carnegie Mellon University from 1989 to 1999. Since 1988, Dr. Lambeth has been the owner of Lambeth Systems, an engineering consulting and research firm. From 1973 to 1988, Dr. Lambeth worked at Eastman Kodak Company’s Research Laboratories, most recently as the head of the Magnetic Materials Laboratory. Dr. Lambeth holds a BS in electrical engineering from the University of Missouri and a Ph.D. in physics from the Massachusetts Institute of Technology.

      Dr. Smead has served as a Director of Intevac since February 1991. Dr. Smead joined Kaiser Aerospace and Electronics Corporation (“Kaiser”) in 1974 and served as Kaiser’s President from 1974 until October 1997. Dr. Smead served as President and Chairman of the Board of Directors of K Systems, Inc., Kaiser’s parent company, from 1977 until October 1997. Dr. Smead served as Chairman of the Board of Directors of Kaiser until December 1999. Dr. Smead resigned as a director of Kaiser and its subsidiaries in December 2000. Dr. Smead holds a BS in electrical engineering from the University of Colorado, a MS in electrical engineering from the University of Washington and a Ph.D. in electrical engineering from Purdue University.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Intevac’s Common Stock commenced trading on the Nasdaq National Market on November 21, 1995 and is traded under the symbol “IVAC.” As of December 31, 2001, there were approximately 2,000 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

	High	Low

Fiscal 2000
First Quarter	$8.000	$3.500
Second Quarter	$4.625	$2.688
Third Quarter	$7.090	$3.313
Fourth Quarter	$5.130	$3.130
Fiscal 2001
First Quarter	$5.890	$3.500
Second Quarter	$5.950	$4.400
Third Quarter	$4.980	$1.950
Fourth Quarter	$4.240	$2.380

Dividend Policy

      Intevac currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The following selected financial data of Intevac is qualified by reference to and should be read in conjunction with the consolidated financial statements of Intevac, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$51,484	$36,049	$42,962	$95,975	$133,207
Cost of net revenues	41,729	34,059	40,410	71,717	91,255

Gross profit	9,755	1,990	2,552	24,258	41,952
Operating expenses:
Research and development	14,478	10,576	14,136	12,473	10,716
Selling, general and administrative	6,745	4,415	7,226	10,879	11,399
Restructuring and other	—	(638)	3,069	1,088	—
Acquired in-process research and development	—	—	—	—	299

Total operating expenses	21,223	14,353	24,431	24,710	22,414

Operating income (loss)	(11,468)	(12,363)	(21,879)	(452)	19,538
Interest expense	(2,912)	(3,033)	(3,711)	(4,187)	(3,581)
Interest income and other income, net	1,065	3,072	3,632	3,176	3,268

Income (loss) from continuing operations before income taxes	(13,315)	(12,324)	(21,958)	(1,463)	19,225
Provision for (benefit from) income taxes	4,424	—	(8,344)	(882)	6,728

Income (loss) from continuing operations	(17,739)	(12,324)	(13,614)	(581)	12,497
Income from discontinued operations, net	—	—	—	1,005	—
Income from repurchase of convertible notes, net	803	—	3,844	—	—

Net income (loss)	$(16,936)	$(12,324)	$(9,770)	$424	$12,497

Basic earnings per share:
Income (loss) from continuing operations	$(1.48)	$(1.04)	$(1.16)	$(0.05)	$1.00
Net income (loss)	$(1.42)	$(1.04)	$(0.83)	$0.04	$1.00
Shares used in per share calculations	11,955	11,803	11,777	12,052	12,514
Diluted earnings per share:
Income (loss) from continuing operations	$(1.48)	$(1.04)	$(1.16)	$(0.05)	$0.94
Net income (loss)	$(1.42)	$(1.04)	$(0.83)	$0.03	$0.94
Shares used in per share calculations	11,955	11,803	11,777	12,354	15,385
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,157	$38,403	$40,895	$60,916	$71,142
Working capital	27,160	41,093	51,579	77,774	78,025
Total assets	60,165	83,936	94,382	122,976	147,794
Long-term debt	37,545	41,245	43,188	59,461	59,480
Total shareholders’ equity	1,408	17,804	29,623	40,436	42,435

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, warranty obligations, long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Audit Committee and our auditors review significant estimates and judgements at the end of each quarter prior to the public release of our financial results.

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates made in the preparation of our consolidated financial statements.

      Revenue Recognition — Intevac recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Intevac’s revenue recognition policy requires that there be persuasive evidence of a sales contract, that the price is fixed, that title has transferred, that product payment is not contingent on any factors and is reasonably assured, and that the Company has completed all the material tasks and deliverables required by the contract.

      Revenues for systems are recognized upon customer acceptance. For large deposition and RTP systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at Intevac’s factory and the system has been shipped. For large deposition and RTP systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site. When the Company believes that there may be higher than normal end user installation and acceptance issues for systems shipped through a distributor, such as when the first unit of a newly designed system is delivered, then the Company defers revenue recognition until the distributor’s customer has also accepted the system. Revenues for technology upgrades, spare parts, consumable and prototype products built by the Photonics Division are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

      The Company performs best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company’s costs in return for a joint interest to the Company’s rights at the end of the contract. In the event a particular contract over-runs its agreed upon amount, the Company may be liable for the additional costs.

      Inventories — Intevac makes provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the thin-film disk industry has suffered from over capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with the Company’s products. Financial stress and consolidation in the Company’s customer base can also lead to the cancellation of orders for products after the Company has incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

      Warranty — The Company’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

      Valuation of long-lived and intangible assets and goodwill — We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets, intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays, equipment used to manufacture thin-film disks, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues totaled $51.5 million, $36.0 million and $43.0 million in 2001, 2000 and 1999, respectively.

      Equipment revenues totaled $42.7 million, $28.8 million and $36.0 million in 2001, 2000 and 1999, respectively. Equipment revenues increased in 2001 due to an increase in sales of flat panel manufacturing systems, partially offset by a decrease in sales of disk manufacturing systems, disk system upgrades and components. Equipment revenues decreased in 2000 from 1999 primarily due to a decrease in sales of disk manufacturing systems, and to a lesser extent flat panel manufacturing systems, partially offset by increased sales of disk system upgrades and components. Intevac believes that the market for FPD deposition equipment has significant growth potential. The Company delivered five of its D-STAR deposition systems during 2001 and at the end of 2001 had backlog for upgrades to the five systems and one new D-STAR. Nonetheless, the Company will need to broaden its customer base and secure additional D-STAR orders during the first half of 2002 to be able increase D-STAR sales in 2002. Additionally, the market for the Company’s disk manufacturing equipment continues to face over-capacity and is undergoing consolidation. Future growth in this market will depend on the overall health of the industry, the availability of used equipment and technical obsolescence of the installed base of systems.

      Photonics revenues totaled $8.8 million, $7.2 million and $7.0 million in 2001, 2000 and 1999, respectively. Photonics revenues increased in 2001 over 2000 as the result of increased revenues from contract research and development. Photonics revenues increased from 1999 to 2000 as the result of an increase in shipments of prototype products, which was partially offset by a lower level of revenues from contract research and development. Photonics revenues in 2002 are expected to be primarily from contract research and development with limited revenue from products such as LIVAR target identification systems, EBAPS low-cost low-light-level cameras and photodiodes. Future growth in Photonics is dependent on the Company’s success in capitalizing on its base of technology by bringing products such as EBAPS and photodiodes into commercial production and proliferating LIVAR into additional major military weapons programs.

      Intevac’s backlog of orders at December 31, 2001 was $30.6 million as compared to a December 31, 2000 backlog of $42.1 million. The reduction in backlog was primarily due to a reduction in the number of FPD deposition systems on order. Most of Intevac’s backlog at December 31, 2001 is scheduled for either customer acceptance or delivery during the first half of 2002. The Company needs to book substantial orders with delivery scheduled in the second half of 2002 to cause 2002 sales to meet or exceed 2001 sales.

      Significant portions of the Company’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2001, Equipment sales through Matsubo, the Company’s Japanese distributor, accounted for 49% of net revenues. In 2000, MMC Technology, Seagate, Westt and Matsubo each accounted for more than 10% of Intevac’s consolidated revenues and in aggregate accounted for 56% of net revenues. In 1999, Matsubo, Seagate and Lockheed Martin each accounted for more than 10% of Intevac’s consolidated revenues and in aggregate accounted for 66% of net revenues. The Company’s largest customers tend to change from period to period as a function of each customer’s plans to renovate or to expand production capacity.

      International sales totaled $37.3 million, $9.6 million and $25.7 million in 2001, 2000 and 1999, respectively. International sales accounted for 73%, 27% and 60% of net revenues in 2001, 2000 and 1999, respectively. The increase in international sales in 2001 over 2000 was primarily due to an increase in net revenues from flat panel manufacturing systems. The decrease in international sales from 1999 to 2000 was primarily due to a decrease in net revenues from disk manufacturing equipment. Substantially all of Intevac’s international sales are to customers in the Far East.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 19%, 6% and 6% in 2001, 2000 and 1999, respectively.

      Gross margin in the Equipment Division was 23%, 12% and 7% in 2001, 2000 and 1999, respectively. Equipment gross margin improved in 2001, but was tempered by high initial costs to manufacture Intevac’s redesigned flat panel manufacturing systems and establishment of $2.4 million of inventory reserves related to a cancelled order for a custom flat panel system. 2001 Equipment gross margin excluding the effect of the inventory reserve would have been 29%. Equipment gross margin in 2000 was negatively impacted by establishment of $5.1 million of reserves related to slow moving equipment inventory and a $0.8 million write-off of goodwill related to electronically swept source technology, which was acquired in 1996 and subsequently abandoned. 2000 Equipment gross margin excluding the effect of these two items would have been 32%. Gross margin in 1999 was adversely impacted by the under-absorption of manufacturing overhead due to low manufacturing volume, the sale of four used disk sputtering systems at heavily discounted prices, high initial costs of two new systems, write-down of RPC inventory related to the plan to discontinue RPC operations, payment of $0.5 million as part of the settlement of a patent claim and establishment of a $0.4 million cost to market reserve on a used MDP-250B disk sputtering system remaining in inventory.

      Gross margin in the Photonics Division was (2%), (8%) and 7% in 2001, 2000 and 1999, respectively. Photonics gross margins in 2001 and 2000 have been negatively impacted by a significant portion of revenue being derived from cost-sharing research and development contracts versus fully funded research and development contracts in years prior to 2000. The Company expects that Photonics gross margins will fluctuate based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost-shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for flat panel manufacturing equipment, disk manufacturing equipment and research by the Photonics Division. Company funded research and development expense totaled $14.5 million, $10.6 million and $14.1 million in 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 was primarily the result of increased expenses related to the development and redesign of flat panel manufacturing equipment and, to a lesser extent, the development of Photonics products. The decrease from 1999 to 2000 was primarily the result of lower expenses related to the development of disk manufacturing equipment.

      Research and development expenses do not include costs of $8.0 million, $6.0 million and $5.9 million in 2001, 2000 and 1999, respectively, related to Photonics contract research and development which are included in cost of goods sold. Research and development expenses also do not include costs of $0.5 million, $0.7 million and $1.1 million incurred by Intevac in 2001, 2000 and 1999, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial, travel, management, legal and professional services and bad debt expense. Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter of 2000, Intevac marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo, which became a distributor of the Company’s flat panel products, and shut down the operations of IMAT.

      Selling, general and administrative expense totaled $6.7 million, $4.4 million and $7.2 million in 2001, 2000 and 1999, respectively, representing 13%, 12% and 17% of net revenue. The increase from 2000 to 2001 was primarily due to a $1.5 million credit to bad debt expense recognized in 2000. The primary reasons for the decrease from 1999 to 2000 were the $1.5 million credit to bad debt expense and a $1.2 million reduction in expense from 1999 related to elimination of the electron beam processing equipment product line.

      Restructuring and other expense (gain). Restructuring and other expense (gain) was ($0.6) million and $3.1 million in 2000 and 1999, respectively.

      During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC’s facility in Hayward, California and incurred a charge of $1.6 million in 1999 related to this plan. The employment of 26 employees was terminated as a result. In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases.

      During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees. The Company incurred a charge of $2.2 million in 1999 related to the expense reduction plan. In the fourth quarter of 1999, $0.1 million of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $0.6 million of the restructuring reserve during the first quarter of 2000. During the third quarter of 2000, the Company completed all activities related to closing the vacated portion of the building and reversed the remaining $23,000 of the restructuring reserve.

      During the first quarter of 1999, the Company implemented a reduction in force of 27 employees and incurred a charge of $0.1 million related to severance costs for the affected employees.

      Interest expense. Interest expense consists primarily of interest on the Convertible Notes issued in the first quarter of 1997, and, to a lesser extent, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense totaled $2.9 million, $3.0 million and $3.7 million in 2001, 2000 and 1999, respectively. The decline in interest expense was primarily the result of the repurchase by Intevac of $3.7 million and $16.3 million of the Convertible Notes during 2001 and 1999, respectively, and, to a lesser extent, the repayment of the Cathode Technology debt in January 2001.

      Interest income and other, net. Interest income and other, net totaled $1.1 million, $3.1 million and $3.6 million in 2001, 2000 and 1999, respectively. Interest income and other, net in 2001 consisted of $1.2 million of interest income on investments, $0.4 million of dividends on Intevac’s interest in 601 California Avenue LLC, a $0.8 million loss on the disposition of Pacific Gas and Electric commercial paper and $0.3 million of early payment discounts and other income. Interest income and other, net in 2000 consisted of $2.3 million of interest income on investments, $0.4 million of dividends on Intevac’s interest in 601 California Avenue LLC, $0.2 million of gains on foreign currency forward contracts and $0.2 million of early payment discounts and other income. Interest income and other, net in 1999 consisted of $2.1 million of interest income on Intevac’s investments, $1.1 million of dividends on Intevac’s interest in 601 California Avenue LLC, and $0.5 million of gains on foreign currency forward contracts.

      6 1/2% Convertible Subordinated Notes Due 2004. In 2001, Intevac repurchased $3.7 million of its Convertible Notes and recognized a gain of $0.8 million, net of applicable taxes. In 1999, Intevac repurchased $16.3 million of its Convertible Notes from which it recognized a gain of $3.8 million, net of applicable taxes.

      Provision for (benefit from) income taxes. In 2001, the Company recorded $5.0 million of income tax expense to provide additional valuation allowance against deferred tax assets. The Company’s net deferred tax assets totaled zero at December 31, 2001 net of a $16.9 million valuation allowance.

      Intevac’s estimated effective tax rate for 2000 was 0%. The Company did not accrue a tax benefit during 2000 due to the inability to realize additional refunds from loss carry-backs. The Company’s net deferred tax assets totaled $7.7 million at December 31, 2000, net of a $3.6 million valuation allowance established due to the uncertainty of realizing certain tax credits and loss carry-forwards.

      For the year ended December 31, 1999, Intevac recorded an $8.3 million tax benefit provision, computed at a 38% annual tax rate, on a pretax loss from continuing operations of $22.0 million. Intevac’s 1999 effective tax rate differed from the applicable statutory rates primarily due to benefits from tax-exempt interest income, which were partially offset by nondeductible goodwill amortization.

Liquidity and Capital Resources

      Operating activities in 2001 used cash of $11.7 million, primarily due to the net loss incurred, which was partially offset by depreciation, amortization and an increase in the valuation allowance against deferred tax assets. Investing activities in 2001 provided cash of $28.9 million as a result of the net sale of investments, which was partially offset by the purchase of property and equipment. Financing activities in 2001 used cash of $3.7 million due to the repurchase of a portion of the Convertible Notes and the repayment of the Cathode Technology debt, partially offset by the sale of Intevac’s stock to employees under its stock option and employee stock purchase plans.

      At December 31, 2001, Intevac had $18.2 million of cash and cash equivalents. Intevac intends to undertake approximately $4.0 million in capital expenditures during the next 12 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the next twelve months.

      Intevac has incurred operating losses each year since 1998 and the Company cannot predict with certainty when it will return to profitability. We anticipate generating positive cash flow during the 2002 fiscal year, but that is dependent on continued growth in the business and our continued ability to obtain advances from our customers. Additionally, as of December 31, 2001 we had $37.5 million of outstanding Convertible Notes, which mature in March 2004. We do not currently have the funds available to repay the debt and there can be no assurance that the Company will be able to restructure the debt or secure additional equity and/or debt financing to redeem the Convertible Notes on terms favorable to the Company and its shareholders, if the Convertible Notes are not converted by their holders into Intevac common stock prior to their maturity.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s debt obligations.

								Fair
	2002	2003	2004	2005	2006	Beyond	Total	Value

	(Dollars in thousands)
Long-term debt
Fixed rate	—	—	$37,545	—	—	—	$37,545	$20,087
Average rate	6.50%	6.50%	6.50%	—	—	—

      Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to hedge anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. At December 31, 2001, the Company did not have any foreign currency forward exchange contracts.

Item 8.     Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Intevac, Inc.

      We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the 2000 and 2001 data in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2000 and 2001 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

GRANT THORNTON LLP

San Jose, California

January 25, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Intevac, Inc.

      We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 1999. Our audit also included the 1999 data in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Intevac, Inc. and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 1999 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Jose, California

January 21, 2000

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$18,157	$4,616
Short-term investments	—	33,787
Trade and other accounts receivable, net of allowances of $225 and $114 at December 31, 2001 and 2000	8,046	9,593
Inventories, including $4,070 and $3,033 held at customer locations at December 31, 2001 and 2000	21,691	15,833
Prepaid expenses and other current assets	478	844
Deferred tax assets	—	1,307

Total current assets	48,372	65,980
Property, plant and equipment, at cost:
Leasehold improvements	5,873	5,705
Machinery and equipment	21,096	19,836

	26,969	25,541
Less accumulated depreciation and amortization	18,105	14,481

	8,864	11,060
Investment in 601 California Avenue LLC	2,431	2,431
Intangible assets, net of amortization of $2,441 and $2,434 at December 31, 2001 and 2000	—	7
Debt issuance costs, net of amortization of $1,808 and $1,529 at December 31, 2001 and 2000	495	774
Deferred tax assets and other long term assets	3	3,684

Total assets	$60,165	$83,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$242	$814
Notes payable	—	1,904
Accounts payable	2,386	1,943
Accrued payroll and related liabilities	1,573	1,534
Other accrued liabilities	3,547	2,375
Customer advances	13,464	16,317

Total current liabilities	21,212	24,887
Convertible notes	37,545	41,245
Commitments	—	—
Shareholders’ equity:
Undesignated preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares — 12,004 and 11,844 at December 31, 2001 and 2000	19,093	18,675
Accumulated other comprehensive income	122	—
Retained earnings (accumulated deficit)	(17,807)	(871)

Total shareholders’ equity	1,408	17,804

Total liabilities and shareholders’ equity	$60,165	$83,936

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Net revenues	$51,484	$36,049	$42,962
Cost of net revenues	41,729	34,059	40,410

Gross profit	9,755	1,990	2,552
Operating expenses:
Research and development	14,478	10,576	14,136
Selling, general and administrative	6,745	4,415	7,226
Restructuring and other	—	(638)	3,069

Total operating expenses	21,223	14,353	24,431

Operating loss	(11,468)	(12,363)	(21,879)
Interest expense	(2,912)	(3,033)	(3,711)
Interest income	1,245	2,341	2,100
Other income and expense, net	(180)	731	1,532

Loss from continuing operations before income taxes	(13,315)	(12,324)	(21,958)
Provision for (benefit from) income taxes	4,424	—	(8,344)

Loss before extraordinary item	(17,739)	(12,324)	(13,614)
Extraordinary item:
Gain from repurchase of convertible notes, net of applicable income taxes of $605 and $2,355 in 2001 and 1999, respectively	803	—	3,844

Net loss	$(16,936)	$(12,324)	$(9,770)

Other comprehensive income:
Foreign currency translation adjustments	122	—	—

Total adjustments	122	—	—

Total comprehensive loss	$(16,814)	$(12,324)	$(9,770)

Basic and diluted loss per share:
Loss from continuing operations	$(1.48)	$(1.04)	$(1.16)
Net loss	$(1.42)	$(1.04)	$(0.83)
Shares used in per share amounts	11,955	11,803	11,777

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accum.	Shareholders’
	Shares	Amount	Income	Deficit)	Equity

Balance at December 31, 1998	11,887	$17,917	$122	$22,397	$40,436
Shares issued in connection with:
Exercise of stock options	27	38	—	—	38
Employee stock purchase plan	122	684	—	—	684
Repurchase of common stock	(321)	(491)	—	(1,174)	(1,665)
Income tax benefits realized from activity in employee stock plans	—	22	—	—	22
Change in foreign currency translation adjustments	—	—	(122)	—	(122)
Net loss	—	—	—	(9,770)	(9,770)

Balance at December 31, 1999	11,715	$18,170	$—	$11,453	$29,623
Shares issued in connection with:
Exercise of stock options	20	58	—	—	58
Employee stock purchase plan	109	418	—	—	418
Income tax benefits realized from activity in employee stock plans	—	29	—	—	29
Net loss	—	—	—	(12,324)	(12,324)

Balance at December 31, 2000	11,844	$18,675	$—	$(871)	$17,804
Shares issued in connection with:
Exercise of stock options	41	13	—	—	13
Employee stock purchase plan	119	405	—	—	405
Change in foreign currency translation adjustments	—	—	122	—	122
Net loss	—	—	—	(16,936)	(16,936)

Balance at December 31, 2001	12,004	$19,093	$122	$(17,807)	$1,408

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ending December 31,

	2001	2000	1999

Operating activities
Loss from continuing operations	$(17,739)	$(12,324)	$(13,614)
Net gain from repurchase of convertible notes	803	—	3,844

Net loss	(16,936)	(12,324)	(9,770)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	3,916	3,721	3,805
Deferred income tax asset valuation allowance	4,988	2,734	—
Amortization of intangibles	251	2,342	1,578
Gain on purchase of convertible notes	(1,408)	—	(6,199)
(Gain)/loss on IMAT investment	—	125	(39)
Restructuring and other charges — non-cash portion	—	856	428
Loss on disposal of investment	803	—	—
Loss on disposal of equipment	8	2	336
Changes in assets and liabilities:
Accounts receivable	1,547	1,614	(1,038)
Inventory	(3,536)	(343)	4,147
Prepaid expenses and other assets	366	(332)	586
Accounts payable	443	929	(1,020)
Accrued payroll and other accrued liabilities	639	(5,768)	1,287
Customer advances	(2,853)	6,466	(1,779)

Total adjustments	5,164	12,346	2,092

Net cash and cash equivalents provided by (used in) operating activities	(11,772)	22	(7,678)
Investing activities
Purchase of investments	(5,463)	(116,271)	(50,880)
Proceeds from sales and maturities of investments	38,447	120,084	70,205
Purchase of equipment	(4,050)	(2,990)	(1,736)

Net cash and cash equivalents provided by investing activities	28,934	823	17,589
Financing activities
Proceeds from issuance of common stock	418	476	722
Repurchase of common stock	—	—	(1,665)
Repurchase of Intevac convertible notes	(2,257)	—	(9,664)
Repayment of notes payable	(1,904)	—	—

Net cash and cash equivalents provided by (used in) financing activities	(3,743)	476	(10,607)
Effect of foreign currency translation adjustments	122	—	—

Net increase (decrease) in cash and cash equivalents	13,541	1,321	(696)
Cash and cash equivalents at beginning of period	4,616	3,295	3,991

Cash and cash equivalents at end of period	$18,157	$4,616	$3,295

Cash paid (received) for:
Interest	$2,715	$2,789	$3,555
Income taxes	2	2	—
Income tax refund	—	(5,803)	(3,099)
Other non-cash changes:
Inventories transferred to (from) property, plant and equipment	$(2,322)	$304	$1,942
Income tax benefit realized from activity in employee stock plans	—	29	22

See accompanying notes.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Nature of Operations

      Intevac, Inc.’s businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as flat panel displays and thin-film disks (“Equipment”) and the development of highly sensitive electro-optical devices and systems (“Photonics”).

      Systems sold by the Equipment Division are typically used to deposit highly engineered thin-films of material on a substrate, or to modify the characteristics and properties of thin-films already deposited on a substrate. Systems manufactured by the Equipment Division generally utilize proprietary manufacturing techniques and processes and operate under high levels of vacuum. The systems are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include color cell phone displays, automotive displays, computer monitors and disks for computer hard disk drives. The Equipment Division has also designed ultra high vacuum automated equipment for Photonics to be used for the future manufacture of low-cost low-light-level cameras.

      The Photonics Division is developing electro-optical devices and systems that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include LIVAR systems for positive target identification at long range, low-cost low-light-level cameras for use in security and military applications and photodiodes for use in high-speed fiber optic systems.

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

Revenue Recognition

      Intevac recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Intevac’s revenue recognition policy requires that there be persuasive evidence of a sales contract, that the price is fixed, that title has transferred, that product payment is not contingent on any factors and is reasonably assured, and that the Company has completed all the material tasks and deliverables required by the contract.

      Systems and components — Revenues for systems are recognized upon customer acceptance. For large deposition and RTP systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at Intevac’s factory and the system has been shipped. For large deposition and RTP systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site. When the Company believes that there may be higher than normal end user installation and acceptance issues for systems shipped through a distributor, such as when the first unit of a newly designed system is delivered, then the Company defers revenue recognition until the distributor’s customer has also accepted the system. Revenues for technology upgrades, spare parts, consumable and prototype products built by the Photonics Division are generally recognized upon shipment.

      Service and Maintenance — Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as services are performed.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Technology Development — The Company performs best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. Typically, for each contract, the Company commits to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, the Company receives funding on an incremental basis up to a ceiling. Upon completion of each contract, each party will typically receive certain rights to the technical and computer software data developed under the contract. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, the Company has, from time to time, negotiated with a third party to fund a portion of the Company’s costs in return for a joint interest to the Company’s rights at the end of the contract. In the event a particular contract over-runs its agreed upon amount, the Company may be liable for the additional costs.

      Net revenues and related cost of net revenues associated with these contracts were $7,885,000 and $9,782,000, respectively for 2001, $5,975,000 and $7,090,000, respectively for 2000, and $7,067,000 and $7,071,000, respectively for 1999.

Warranty

      The Company’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded upon customer acceptance for systems and upon shipment for non-system products.

International Distribution Costs

      The Company makes payments to agents and representatives under agreements related to international sales in return for obtaining orders and providing installation and warranty services. These payments to agents and representatives are included in selling, general and administrative expenses. These amounts totaled approximately $141,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Customer Advances

      Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers, and included in accounts receivable were $857,000 and $2,719,000 at December 31, 2001 and 2000, respectively.

Cash, Cash Equivalents and Short-term Investments

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Short-term investments consist principally of highly rated debt instruments with maturities generally between one and twelve months and are carried at fair value. These investments are typically short-term in nature and therefore bear minimal risk.

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000, all debt securities were classified as available-for-sale under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and cash equivalents represent cash accounts and money market funds. Short-term investments of $33,787,000 at December 31, 2000 consisted primarily of investments in commercial paper and market auction rate bonds. Fair values are based on quoted market prices. The amount of unrealized gain or loss was not significant at December 31, 2000 and 1999. Gross realized gains and losses for the years ended December 31, 2000 and 1999 were not significant.

Valuation of Long-lived and Intangible Assets and Goodwill

      We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets, intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In 2000, the Company determined that the intangible assets related to the purchase of Cathode Technology Corporation (“Cathode”) and Lotus Technologies, Inc. had become impaired. At December 31, 2000 the remaining goodwill related to those purchases, amounting to $1,056,000, was written off.

Foreign Exchange Contracts

      The Company may enter into foreign currency forward exchange contracts to hedge certain of its foreign currency transaction, translation and re-measurement exposures. The Company’s accounting policies for some of these instruments are based on the Company’s designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be “marked to market” at the end of each accounting period. The criteria the Company uses for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency forward exchange contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

      During fiscal 2000 and 1999, the Company entered into yen denominated foreign currency forward exchange contracts to hedge anticipated yen denominated sales. The Company did not designate these foreign currency forward contracts as hedge transactions; therefore, the contracts were “marked to market.” As of December 31, 2001, the Company had no foreign currency forward exchange contracts outstanding. In fiscal 2000 the Company realized gains of $111,000 related to foreign currency forward exchange contracts, and in fiscal 1999 the Company recorded transaction losses of $251,000 related to foreign currency forward exchange contracts.

      While the notional amounts of foreign exchange contracts are often used to express the volume of these transactions, the potential accounting loss on these transactions if all counterparties failed to perform is limited

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the amounts, if any, by which the counterparties’ obligations exceed the Company’s obligation to the counterparties.

Financial Instruments

      The carrying amount of the short-term financial instruments (cash and cash equivalents, short-term investments, accounts receivable and certain other liabilities) approximates fair value due to the short-term maturity of those instruments. Based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities, the fair value of the $37.5 million of outstanding Convertible Notes as of December 31, 2001 is $20.1 million.

Inventories

      Inventories for systems and components are stated at the lower of standard cost or market. Inventories consist of the following:

	December 31,

	2001	2000

	(In thousands)
Raw materials	$5,659	$4,591
Work-in-progress	11,962	8,209
Finished goods	4,070	3,033

	$21,691	$15,833

      Intevac makes provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the thin-film disk industry has suffered from over capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with the Company’s products. Financial stress and consolidation in the Company’s customer base can also lead to the cancellation of orders for products after the Company has incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves. Inventory reserves included in the above table were $12.7 million at December 31, 2001 and $8.7 million at December 31, 2000.

Property, Plant and Equipment

      Equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation and amortization. Gains and losses on dispositions are reflected in the consolidated statements of operations.

      Depreciation for machinery and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements.

Intangible Assets

      The Company amortizes intangible assets on a straight-line basis over the estimated useful lives, which range from two to seven years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on the Company’s available-for-sale securities and the foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders’ equity, to be included in other comprehensive income. As of December 31, 2001, the $122,000 balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments. There was no accumulated other comprehensive income as of December 31, 2000 or 1999.

Employee Stock Plans

      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees.” SFAS 123, “Accounting for Stock Based Compensation” provides a fair value-based alternative to APB 25. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25. Under APB 25, because the exercise prices of the Company’s stock options granted to employees equal the market prices of the underlying stock on the date of grant, no compensation expense is recognized.

Financial Presentation

      Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2001 presentation.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss Per Share

      The following table sets forth the computation of basic and diluted loss per share:

	2001	2000	1999

	(In thousands)
Numerator:
Loss from continuing operations	$(17,739)	$(12,324)	$(13,614)
Gain from repurchase of convertible notes, net of applicable income taxes	803	—	3,844

Net loss	$(16,936)	$(12,324)	$(9,770)

Numerator for basic loss per share — loss available to common stockholders	$(16,936)	$(12,324)	$(9,770)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—

Numerator for diluted loss per share — loss available to common stockholders after assumed conversions	$(16,936)	$(12,324)	$(9,770)

Denominator:
Denominator for basic loss per share — weighted-average shares	11,955	11,803	11,777
Effect of dilutive securities:
Employee stock options(2)	—	—	—
6 1/2% convertible notes(1)	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares and assumed conversions	11,955	11,803	11,777

(1)	Diluted EPS for the twelve-month periods ended December 31, 2001, 2000 and 1999 excludes “as converted” treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded from the twelve-month periods ended December 31, 2001, 2000 and 1999 was 1,954,910, 1,999,758 and 2,345,273, respectively

(2)	Diluted EPS for the twelve-month periods ended December 31, 2001, 2000 and 1999 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded from the twelve-month periods ended December 31, 2001, 2000 and 1999 was 114,017, 156,504 and 169,564, respectively

Use of Estimates

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under SFAS 141, all business

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations are to be accounted for using the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 144 will not have a material effect on its consolidated financial statements.

3.     Concentrations

Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short-term investments, accounts receivable and foreign exchange forward contracts. The Company generally invests its excess cash in money market funds and in commercial paper, which have contracted maturities generally within one year. By policy, the Company’s investments in commercial paper, certificates of deposit, Eurodollar time deposits, or banker’s acceptances are rated A1/P1 or better. In 2001, the Company recorded a loss of $803,000 on its investment in commercial paper issued by Pacific Gas & Electric.

      The Company’s largest customers tend to change from period to period as a function of each customer’s plans to renovate, or expand production capacity. Historically, a significant portion of the Company’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2001, one customer accounted for 49% of the Company’s consolidated net revenues. In 2000, four customers accounted for 17%, 16%, 12% and 11%, respectively, of the Company’s consolidated revenues and in aggregate accounted for 56% of net revenues. In 1999 three customers accounted for 34%, 21% and 11%, respectively, of the Company’s consolidated revenues and in aggregate accounted for 66% of net revenues. The Company performs credit evaluations of its customers’ financial conditions and requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

      Flat panel and disk manufacturing equipment together contributed a significant portion of the Company’s revenues in 2001, while disk manufacturing equipment alone contributed a significant portion of the Company’s revenues in 2000 and 1999. The Company expects that its ability to maintain or expand its current levels of revenues and to return to profitability in the future will depend upon its success in enhancing its existing systems and developing and manufacturing competitive flat panel and disk manufacturing equipment and its success in developing other products such as photonics devices and systems.

4.     Equity Investments

601 California Avenue LLC

      In 1995, the Company entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”), which expires December 31, 2015, with 601 California Avenue LLC (the “LLC”), a California limited liability company formed and owned by the Company and certain shareholders of the Company at that time. Under the Operating Agreement, the Company transferred its leasehold interest in the site of the Company’s discontinued night vision business (the “Site”) in exchange for a preferred share in the LLC with a face value of $3,900,000. The Company is accounting for the investment under the cost method and has recorded its investment in the LLC at $2,431,000, which represents the Company’s historical carrying value of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the leasehold interest in the Site. The preferred share in the LLC pays a 10% annual cumulative preferred dividend.

      During 1996, the LLC formed a joint venture with Stanford University (the “Stanford JV”) to develop the property. The project was completed and leased in August 1998. The Company received dividends of $390,000, $390,000 and $1,077,000 from the LLC in 2001, 2000 and 1999, respectively. The dividends received during 1999 consisted of the annual $390,000 dividend plus the cumulative dividends earned in prior years. As of December 31, 2001 all outstanding cumulative dividends on the preferred share had been paid. These dividends are included in other income and expense.

IMAT Inc.

      On June 27, 1997, the Company entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac’s flat panel display equipment in Japan and other Asian countries. The Company invested $436,000 for 49% of the voting stock of the joint venture. The joint venture was accounted for by the equity method. Gains and losses related to the Company’s share of the joint venture were reflected in other income and expense, net on the consolidated statements of income. The Company’s equity in the net income or (loss) of IMAT, Inc. was ($125,000) and $15,000 in 2000 and 1999, respectively. During the third quarter of 2000, the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo and terminated the operations of IMAT.

5.     Commitments

      The Company leases certain facilities under non-cancelable operating leases that expire at various times up to 2007. The facility leases require the Company to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

      Future minimum rental payments under these leases at December 31, 2001 are as follows (in thousands):

2002	$2,634
2003	2,953
2004	3,070
2005	3,192
2006	3,318
Thereafter (through March 2007)	838

Total	$16,005

      Gross rental expense was approximately $2,993,000, $1,596,000 and $2,652,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Offsetting rental expense for the periods ending December 31, 2000 and 1999 was sublease income of $62,000 and $238,000, respectively.

6.     Employee Benefit Plan

      In 1991, the Company established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. The Company made cash contributions of $301,000, $123,000 and $170,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Employees may choose among eleven investment options for their contributions and their share of the Company contributions, and they are able to move funds between investment options at any time. Administrative expenses relating to the plan are insignificant.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Notes Payable

      In 1996, the Company issued notes related to the purchase of Cathode. The notes bore interest at 5.58% compounded monthly and payable quarterly. Principal payments on the note were made quarterly based on unit sales of the Cathode sputter sources. The remaining balance on the notes was paid in full in January 2001.

8.     Convertible Notes

      During the first quarter of 1997, the Company completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes (the “Convertible Notes”), which mature March 1, 2004. Interest is payable each March 1st and September 1st. The notes are convertible into shares of the Company’s common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million were deferred. Such expenses are being amortized to interest expense over the term of the notes.

      During 2001, the Company repurchased $3,700,000, face value, of its Convertible Notes. The repurchase resulted in a gain of $803,000 (net of income taxes). During 1999, the Company repurchased $16,255,000, face value, of its Convertible Notes. The repurchase resulted in a gain of $3,844,000 (net of income taxes).

9.     Segment Reporting

Segment Description

      Intevac, Inc. has two reportable operating segments: Equipment and Photonics. The Company’s Equipment Division sells complex capital equipment used in the manufacturing of flat panel displays and thin-film disks. The Company’s Photonics Division is developing devices and systems utilizing electron sources that permit highly sensitive detection of photons in the visible and the short-wave infrared spectrum.

      Included in corporate activities are general corporate expenses, the equity in net loss of equity investee (see Note 4), amortization expenses related to certain intangible assets and the reversal in 2000 of a portion of a restructuring reserve established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which were written off in 2001) and certain intangibles and other assets.

Segment Profit or Loss and Segment Assets

      The Company evaluates performance and allocates resources based on profit or loss from operations before interest, other income and expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	2001	2000	1999

	(In thousands)
Equipment	$42,723	$28,797	$36,008
Photonics	8,761	7,252	6,954

Total	$51,484	$36,049	$42,962

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Profit & Loss

	2001	2000	1999

	(In thousands)
Equipment(1)	$(7,234)	$(8,048)	$(16,667)
Photonics	(2,595)	(2,164)	(935)
Corporate activities(2)	(1,639)	(2,151)	(4,277)

Operating loss	(11,468)	(12,363)	(21,879)
Interest expense	(2,912)	(3,033)	(3,711)
Interest income	1,245	2,341	2,100
Other income and expense, net	(180)	731	1,532

Loss from continuing operations before income taxes	$(13,315)	$(12,324)	$(21,958)

(1)	Includes restructuring and other charge of $1,639 in 1999.

(2)	Includes restructuring and other charge of $2,128 in 1999.

Business Segment Assets

	2001	2000	1999

	(In thousands)
Equipment	$31,843	$32,207	$29,871
Photonics	7,253	4,404	4,483
Corporate activities	21,069	47,325	60,028

Total assets	$60,165	$83,936	$94,382

Business Segment Property, Plant & Equipment

Additions	2001	2000	1999

	(In thousands)
Equipment(1)	$692	$2,237	$4,230
Photonics	3,010	656	794
Corporate activities	348	401	278

Total additions	$4,050	$3,294	$5,302

(1)	Includes inventory transferred to fixed assets of $304 and $1,942 in 2000 and 1999, respectively.

Depreciation	2001	2000	1999

	(In thousands)
Equipment	$2,559	$2,387	$2,808
Photonics	799	716	512
Corporate activities	558	618	485

Total depreciation	$3,916	$3,721	$3,805

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	2001	2000	1999

	(In thousands)
United States	$14,154	$26,466	$17,254
Far East	36,363	9,414	25,372
Europe	827	49	234
Rest of World	140	120	102

Total revenues	$51,484	$36,049	$42,962

10.     Shareholders’ Equity

      The Company’s Articles of Incorporation authorize 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

Stock Option/ Stock Issuance Plans

      The Board of Directors approved the 1991 Stock Option/ Stock Issuance Plan (the “1991 Plan”) in 1991. The maximum number of shares that may be issued over the term of the 1991 Plan is 2,666,667 shares.

      The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, the Company may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors. Options granted under the 1991 Plan are immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options are subject to vesting over a five-year period. The Company may repurchase shares that are not vested. No shares were subject to repurchase at December 31, 2001, 2000 and 1999.

      In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/ Stock Issuance Plan (the “1995 Plan”) under which employees, non-employee directors and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/ issuance date; and (ii) the Employee Stock Purchase Plan. The 1995 Plan, as amended in 2000, serves as the successor equity incentive program to the Company’s 1991 Plan. Upon adoption of the 1995 Plan, all shares available for issuance under the 1991 Plan were transferred to the 1995 Plan. As of December 31, 2001, 2,079,251 shares of common stock are authorized for future issuance under the 1995 Plan. Options granted under the 1995 Plan are exercisable upon vesting and generally vest over a five-year period. Options currently expire no later than ten years from the date of grant.

      Options to purchase 1,062,742, 878,157 and 692,457 shares were vested at December 31, 2001, 2000 and 1999, respectively.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.03%, 5.17% and 6.15%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of the Company’s common stock of 0.946, 0.936 and 0.855; and a weighted-average expected life of the option of 0.25, 0.25 and 0.25 years beyond each respective vesting period.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Under the 1995 Employee Stock Purchase Plan, as amended in 1999, (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Approximately 70% of eligible employees have participated in the ESPP. Under the ESPP, the Company sold 118,904, 108,784 and 122,325 shares to employees in 2001, 2000 and 1999, respectively. As of December 31, 2001, 293,696 shares remained reserved for issuance under the ESPP. The Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2001, 2000 and 1999, respectively: risk-free interest rates of 1.93%, 5.36% and 5.78%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.946, 0.936 and 0.855; and an expected life of 2.00, 2.00 and 1.99 years (the offering period ends July 31, 2003 for the subscription period that began in August 2001). The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 were $2.47, $2.78 and $2.94, respectively per share.

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

	(In thousands, except per share data)
Pro forma net loss from continuing operations	$(18,634)	$(13,143)	$(14,871)
Pro forma net loss	$(17,831)	$(13,143)	$(11,027)
Pro forma basic and diluted loss per share
Net loss from continuing operations	$(1.56)	$(1.11)	$(1.26)
Net loss	$(1.49)	$(1.11)	$(0.94)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	1,570,297	$5.39	1,496,370	$5.82	1,599,762	$6.92
Granted	341,900	3.90	336,100	3.75	399,100	4.70
Exercised	(41,149)	0.30	(20,261)	2.86	(26,497)	1.45
Forfeited	(66,526)	5.23	(241,912)	5.99	(475,995)	8.82
Outstanding — end of year	1,804,522	5.23	1,570,297	5.39	1,496,370	5.82
Exercisable at end of year	1,062,742	$5.88	878,157	$5.84	797,470	$5.81
Weighted-average per share fair value of options granted during the year		$1.93		$2.20		$2.64

Outstanding and Exercisable by Price Range as of December 31, 2001

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding As of	Remaining	Average	Exercisable As of	Average
Exercise Prices	December 31, 2001	Contractual Life	Exercise Price	December 31, 2001	Exercise Price

$0.750 - $ 3.063	101,312	3.40 yrs	$2.02	96,112	$1.97
$3.200 - $ 3.200	206,400	9.80 yrs	$3.20	500	$3.20
$3.375 - $ 3.375	220,000	8.47 yrs	$3.38	60,000	$3.38
$3.550 - $ 4.190	191,950	8.14 yrs	$3.85	68,070	$3.84
$4.315 - $ 5.690	260,300	8.41 yrs	$5.13	131,000	$5.16
$6.000 - $ 6.000	353,161	3.61 yrs	$6.00	353,161	$6.00
$6.063 - $ 6.625	189,000	6.74 yrs	$6.46	119,760	$6.47
$6.750 - $ 7.625	181,899	4.88 yrs	$7.48	164,439	$7.51
$7.688 - $21.250	100,500	6.14 yrs	$10.45	69,700	$11.48

$0.750 - $21.250	1,804,522	6.67 yrs	$5.23	1,062,742	$5.88

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      The provision for (benefit from) income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Federal:
Current	$(492)	$—	$(8,552)
Deferred	3,771	—	843

	3,279	—	(7,709)
State:
Current	(113)	—	2
Deferred	1,217	—	(637)

	1,104	—	(635)
Foreign:
Current	41	—	—

Total	$4,424	$—	$(8,344)

      The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduced taxes currently payable for 2001, 2000 and 1999 as shown above by $0, $29,000 and $22,000, respectively. Such benefits were credited to additional paid-in capital when realized.

      Deferred income taxes reflect the net tax effects of temporary differences between losses reported and the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Vacation accrual, rent accrual and warranty reserve	$1,260	$812
Depreciation	1,237	898
Inventory valuation	5,505	3,959
Research, AMT and other tax credit carry-forwards	1,767	735
Federal and State NOL carry-forward	6,745	4,903
Other	428	222

	16,942	11,529
Valuation allowance for deferred tax assets	(16,890)	(6,339)

Total deferred tax assets	$52	$5,190

Deferred tax liabilities:
Other	$52	$202

Total deferred tax liabilities	$52	$202

Net deferred tax assets	$—	$4,988

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance increased by $10,551,000 and $3,605,000 during 2001 and 2000, respectively, due to the uncertainty of realizing certain tax credit and loss carry-forwards, and other deferred tax assets. The Federal and State NOL carry-forwards of $17,831,000 and $7,607,000 expire at various dates through 2021 and 2011, respectively, if not previously utilized. The AMT credit carry-forwards do not expire.

      A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Income taxes (benefit) computed at the federal statutory rate	$(4,730)	$(4,314)	$(7,685)
State taxes (net of federal benefit)	(408)	(640)	(413)
Tax exempt income	—	(14)	(467)
Goodwill amortization	—	713	366
Research and other tax credits	(1,033)	—	—
Effect of tax rate changes and other permanent differences	44	650	(145)
Valuation allowance	10,551	3,605	—

Total	$4,424	$—	$(8,344)

12.     Research and Development Cost Sharing Agreements

      The Company entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project is to develop a glass-coating machine to be used in the production of flat panel displays. The Company was funded for one-half of the actual costs of the project up to a ceiling of $9,450,000. At December 31, 1999, the Company had received the entire amount under the contract. Qualifying costs of approximately $3,108,000 and $1,467,000 for the years ended December 31, 2000 and 1999, respectively, were incurred on this project, resulting in offsets against research and development costs of approximately $583,000 and $736,000 in 2000 and 1999, respectively. As of December 31, 2000, the entire advance had been applied to qualifying costs.

      Upon completion of the research and development work, if successful, each party will receive certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for certain royalty payments by each party to the other party, based on production and sales. The royalty rate will be 5% for each party.

13.     Restructuring and Other

      During the fourth quarter of 1999, the Company adopted a plan to discontinue operations at its RPC Technologies, Inc. electron beam processing equipment subsidiary and to close RPC’s facility in Hayward, California and incurred a charge of $1,639,000 in 1999 related to this plan. The employment of 26 employees was terminated. The significant components of this charge included $679,000 for inventory write-downs which were charged to cost of sales, $264,000 for fixed asset write-offs, $200,000 for closure of the facility, $163,000 for employee severance costs, $161,000 for future rent due on the facility and $152,000 for write-off of intangibles. In the first quarter of 2000, Intevac sold certain assets of the RPC Technologies, Inc. subsidiary to Quemex Technology. Proceeds from the sale included a cash payment, assumption of the Hayward facility lease and the assumption of certain other liabilities. Excluded from the sale were two previously leased systems and three completed systems remaining in inventory. The Company was able to reverse the portions of the restructuring reserve established to provide for future rents due on the facility and for the closure of the facility. However, since Intevac retained ownership of the two leased systems, the Company established an equivalent reserve to provide for any residual value at the end of the leases. Of the three systems in inventory,

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two were included in 2000 revenues and one is included in 2001 revenues. One of the two leased systems was sold to the lessee in 2001.

      During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees. The Company incurred a charge of $2,225,000 in 1999 related to the expense reduction plan. The significant components of this charge included $873,000 for future rent due on the building (net of expected sublease income), $160,000 for costs associated with operating the building through May 2000 and $1,192,000 for the write-off of leasehold improvements and other costs associated with restructuring. In the fourth quarter of 1999, $97,000 of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $615,000 of the restructuring reserve during the first quarter of 2000. During the third quarter of 2000, the Company completed all activities related to closing the building. As a result, the Company reversed the remaining $23,000 of the restructuring reserve during the third quarter of 2000.

      During the first quarter of 1999, the Company implemented a reduction in force of 17 employees. The reductions took place at the Company’s facilities in Santa Clara, California. The Company incurred a charge of $115,000 in 1999 related to severance costs for the affected employees. As of December 31, 1999, all of the severance had been paid.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Other Accrued Liabilities

	December 31,

	2001	2000

	(In thousands)
Accrued income taxes	$—	$351
Accrued product warranties	908	745
Accrued interest expense	813	894
Accrued rent expense	1,241	269
Other	585	116

Total other accrued liabilities	$3,547	$2,375

15.     Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended

	March 31,	June 30,	Sept. 29,	Dec. 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Net sales	$10,005	$9,490	$8,414	$23,575
Gross profit	3,400	(181)	1,682	4,854
Net loss	(3,784)	(4,540)	(5,356)	(3,256)
Basic and diluted loss per share	$(0.32)	$(0.38)	$(0.45)	$(0.27)

	Three Months Ended

	April 1,	July 1,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(In thousands, except per share data)
Net sales	$5,892	$9,191	$11,036	$9,930
Gross profit	651	1,808	604	(1,073)
Net loss	(2,861)	(701)	(3,409)	(5,353)
Basic and diluted loss per share	$(0.24)	$(0.06)	$(0.29)	$(0.45)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      The information required by this item is included under the caption “Ratification of Independent Public Auditors” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART III

Item 10.     Directors and Officers of the Registrant

      The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Directors” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

      The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Transactions” in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

Report of Grant Thornton LLP, Independent Auditors

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements — Years Ended December 31, 2001, 2000 and 1999

2. Financial Statement Schedules.

The following financial statement schedule of Intevac, Inc. is filed in Part IV, Item 14(a) of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit
Number	Description

*3.1	Amended and Restated Articles of Incorporation of the Registrant
*3.2	Bylaws of the Registrant
***4.2	Indenture, dated as of February 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
*10.1	The Registrant’s 1991 Stock Option/ Stock Issuance Plan
*10.2	The Registrant’s 1995 Stock Option/ Stock Issuance Plan, as amended
*10.3	The Registrant’s Employee Stock Purchase Plan, as amended
****10.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
*10.8	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
*10.9	The Registrant’s 401(k) Profit Sharing Plan
**10.13	Stock Purchase Agreement by and among Lotus Technologies, Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac, Inc., dated June 6, 1996
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 46)

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

**	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-05531)

***	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-24275)

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2002.

INTEVAC, INC.

BY:	/s/ CHARLES B. EDDY III

Charles B. Eddy, III
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Fairbairn and Charles B. Eddy III, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2002
/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	March 18, 2002
/s/ CHARLES B. EDDY III (Charles B. Eddy III)	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 18, 2002
/s/ EDWARD DURBIN (Edward Durbin)	Director	March 18, 2002
/s/ GEORGE L. FARINSKY (George L. Farinsky)	Director	March 18, 2002
/s/ ROBERT D. HEMPSTEAD (Robert D. Hempstead)	Director	March 18, 2002
/s/ DAVID N. LAMBETH (David N. Lambeth)	Director	March 18, 2002
/s/ H. JOSEPH SMEAD (H. Joseph Smead)	Director	March 18, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	to Costs and	to Other		End
Description	of Period	Expenses	Accounts	Deductions - Describe(1)	of Period

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,629,348	$151,802	$0	$68,074	$1,713,076
Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,713,076	$(1,544,172)	$(2,892)	$52,500	$113,512
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$113,512	$40,415	$70,833	$(484)	$225,344

(1)	Typically includes write-offs of amounts deemed uncollectible.

EXHIBIT INDEX

Exhibit
Number	Description

* 3.1	Amended and Restated Articles of Incorporation of the Registrant
* 3.2	Bylaws of the Registrant
*** 4.2	Indenture, dated as of February 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
* 10.1	The Registrant’s 1991 Stock Option/ Stock Issuance Plan
* 10.2	The Registrant’s 1995 Stock Option/ Stock Issuance Plan, as amended
* 10.3	The Registrant’s Employee Stock Purchase Plan, as amended
**** 10.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
* 10.8	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
* 10.9	The Registrant’s 401(k) Profit Sharing Plan
** 10.13	Stock Purchase Agreement by and among Lotus Technologies, Inc., Lewis Lipton, Dennis Stark, Steve Romine and Intevac, Inc., dated June 6, 1996
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 46)

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

**	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-05531)

***	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-24275)

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.