Form 10-Q
period 2002-03-30
INTEVAC INC
filed 2002-04-30
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

      On March 30, 2002, 12,060,003 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,464	$18,157
Accounts receivable, net of allowances of $227 and $225 at March 30, 2002 and December 31, 2001	10,078	8,046
Income taxes recoverable	2,214	—
Inventories	23,222	21,691
Prepaid expenses and other current assets	711	478

Total current assets	50,689	48,372
Property, plant and equipment, net	7,735	8,864
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	441	498

Total assets	$61,296	$60,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,628
Accrued payroll and related liabilities	1,797	1,573
Other accrued liabilities	3,755	3,547
Customer advances	16,519	13,464

Total current liabilities	24,330	21,212
Convertible notes	37,545	37,545
Shareholders’ equity:
Common stock, no par value	19,237	19,093
Accumulated other comprehensive income	135	122
Accumulated deficit	(19,951)	(17,807)

Total shareholders’ equity	(579)	1,408

Total liabilities and shareholders’ equity	$61,296	$60,165

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended

	March 30,	March 31,
	2002	2001

Net revenues	$6,670	$10,005
Cost of net revenues	5,707	6,605

Gross profit	963	3,400
Operating expenses:
Research and development	3,129	3,496
Selling, general and administrative	1,710	1,669

Total operating expenses	4,839	5,165

Operating loss	(3,876)	(1,765)
Interest expense	(667)	(738)
Interest income and other, net	185	(1,292)

Loss before income taxes	(4,358)	(3,795)
Benefit from income taxes	(2,214)	—

Net loss	$(2,144)	$(3,795)

Other comprehensive income:
Foreign currency translation adjustment	13	11

Total comprehensive loss	$(2,131)	$(3,784)

Basic and diluted loss per share:
Net loss	$(0.18)	$(0.32)
Shares used in per share amounts	12,041	11,896

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended

	March 30,	March 31,
	2002	2001

Operating activities
Net loss	$(2,144)	$(3,795)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	841	1,128
Foreign currency gain	—	(1)
Unrealized loss on investments	—	2,000
Changes in assets and liabilities	(2,378)	(3,714)

Total adjustments	(1,537)	(587)

Net cash and cash equivalents used in operating activities	(3,681)	(4,382)
Investing activities
Purchase of investments	—	(5,463)
Proceeds from sale of investments	—	32,277
Purchase of leasehold improvements and equipment	(169)	(582)

Net cash and cash equivalents provided by (used in) investing activities	(169)	26,232
Financing activities
Proceeds from issuance of common stock	144	216

Net cash and cash equivalents provided by financing activities	144	216

Effect of exchange rate changes on cash	13	11

Net increase (decrease) in cash and cash equivalents	(3,693)	22,077
Cash and cash equivalents at beginning of period	18,157	4,616

Cash and cash equivalents at end of period	$14,464	$26,693

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,220	$1,374

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

      Systems sold by the Equipment Division are typically used to deposit highly engineered thin-films of material on a substrate, or to modify the characteristics and properties of thin-films already deposited on a substrate. Systems manufactured by the Equipment Division generally utilize proprietary manufacturing techniques and processes and operate under high levels of vacuum. The systems are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include cell phone color displays, automotive displays, computer monitors and disks for computer hard disk drives. The Equipment Division has also designed ultra high vacuum automated equipment for Photonics to be used for the future manufacture of low-cost low-light-level cameras.

      The Photonics Division is developing electro-optical devices and systems that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range, low-cost low-light-level cameras for use in security and military applications and photodiodes for use in high-speed fiber optic systems.

      The financial information at March 30, 2002 and for the three-month periods ended March 30, 2002 and March 31, 2001 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

      The results for the three-month period ended March 30, 2002 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Inventories

      The components of inventory consist of the following:

	March 30,	December 31,
	2002	2001

	(in thousands)
Raw materials	$5,664	$5,659
Work-in-progress	9,187	11,962
Finished goods	8,371	4,070

	$23,222	$21,691

      Finished goods inventory consists of completed units at customer sites undergoing installation and acceptance testing.

3.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended

	March 30,	March 31,
	2002	2001

	(in thousands)
Numerator:
Numerator for basic earnings per share — loss available to common stockholders	(2,144)	(3,795)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(2,144)	$(3,795)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,041	11,896
Effect of dilutive securities:
Employee stock options(2)	—	—
6 1/2% convertible notes(1)	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,041	11,896

(1)	Diluted EPS for the three-month periods ended March 30, 2002 and March 31, 2001 exclude “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month periods ended March 30, 2002 and March 31, 2001 was 1,820,364 and 1,999,758, respectively.

(2)	Diluted EPS for the three-month periods ended March 30, 2002 and March 31, 2001 exclude the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock option shares excluded for the three-month periods ended March 30, 2002 and March 31, 2001 was 59,882 and 173,590, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Segment Reporting

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

      Included in corporate activities are general corporate expenses less an allocation of corporate expenses to operating units equal to 1% of net revenues.

Business Segment Net Revenues

	Three months ended

	March 30,	March 31,
	2002	2001

	(in thousands)
Equipment	$4,935	$7,932
Photonics	1,735	2,073

Total	$6,670	$10,005

Business Segment Profit & Loss

	Three months ended

	March 30,	March 31,
	2002	2001

	(in thousands)
Equipment	$(2,651)	$(563)
Photonics	(698)	(662)
Corporate activities	(527)	(540)

Operating loss	(3,876)	(1,765)
Interest expense	(667)	(738)
Interest income	74	581
Other income and expense, net	111	(1,873)

Loss before income taxes	$(4,358)	$(3,795)

Geographic Area Net Trade Revenues

	?Three months ended?

	March 30,	March 31,
	2002	2001

	(in thousands)
United States	$4,237	$3,101
Far East	2,133	6,704
Europe	300	60
Rest of World	—	140

Total	$6,670	$10,005

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income Taxes

      The Company accrued a $2.2 million tax benefit for the three-month period ended March 30, 2002. This resulted from recent federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company paid federal income taxes of approximately $5.1 million for 1996 and $0.9 million for 1997. The Company believes that at least $2.2 million of taxes paid are recoverable based on the loss incurred in 2001 and that additional taxes may also be recoverable, but the amount will not be determined and recorded until the Company files its 2001 federal income tax return either in the second or third quarter of 2002. For the three months ended March 31, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. The Company’s $16.5 million deferred tax asset is fully offset by a $16.5 million valuation allowance, resulting in a net deferred tax asset of zero at March 30, 2002.

6.     Capital Transactions

      During the three-month period ending March 30, 2002, Intevac sold stock to its employees under the Company’s Employee Stock Purchase Plan. A total of 56,381 shares were issued for which the Company received $144,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. The Company’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risk factors set forth elsewhere in this Quarterly Report on Form 10-Q under “Certain Factors Which May Affect Future Operating Results” and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed in March 2002, Form 10-Q’s and Form 8-K’s.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, warranty obligations, long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Audit Committee and our auditors review significant estimates and judgements prior to the public release of our financial results.

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates made in the preparation of our consolidated financial statements.

      Revenue Recognition — Intevac recognizes revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Intevac’s revenue recognition policy requires that there be persuasive evidence of a sales contract, that the price is fixed, that product title has transferred, that product payment is not contingent on any factors and is reasonably assured, and that the Company has completed all the material tasks and deliverables required by the contract.

      Revenues for systems are recognized upon customer acceptance. For large deposition and RTP systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at Intevac’s factory and the system has been shipped. For large deposition and RTP systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site. When the Company believes that there may be higher than normal end-user installation and acceptance issues for systems shipped through a distributor, such as when the first unit of a newly designed system is delivered, then the Company defers revenue recognition until the distributor’s customer has also accepted the system. Revenues for technology upgrades, spare parts, consumable and prototype products built by the Photonics Division are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

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

      Inventories — Intevac makes provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the thin-film disk industry has suffered from over-capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with the Company’s products. Financial stress and consolidation in the Company’s customer base can also lead to the cancellation of orders for products after the Company has incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

      Warranty — The Company’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

Results of Operations

  Three Months Ended March 30, 2002 and March 31, 2001

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays, equipment used to manufacture thin-film disks, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues decreased by 33% to $6.7 million for the three months ended March 30, 2002 from $10.0 million for the three months ended March 31, 2001. Net revenues from Equipment decreased to $4.9 million for the three months ended March 30, 2002 from $7.9 million for the three months ended March 31, 2001. The decrease in Equipment revenue was the result of decreased shipments of flat panel manufacturing equipment and of disk equipment spare parts. Equipment revenues included the sale of a MDP 200 modular add-on system that was integrated with a previously delivered MDP 250 disk manufacturing system. Net revenues from Photonics decreased to $1.7 million for the three months ended March 30, 2002 from $2.1 million for the three months ended March 31, 2001. The decrease in Photonics net revenues was the result of lower research and development contract revenues in the three-month period ended March 30, 2002, partially offset by revenue from the sale of two Model 120 LIVAR Cameras.

      International sales decreased by 65% to $2.4 million for the three months ended March 30, 2002 from $6.9 million for the three months ended March 31, 2001. The decrease in international sales was due to a reduction in net revenues from disk manufacturing equipment and from flat panel manufacturing equipment. International sales constituted 37% of net revenues for the three months ended March 30, 2002 and 69% of net revenues for the three months ended March 31, 2001.

      Backlog. The Company’s backlog of orders for its products was $27.3 million at March 30, 2002 and $46.0 million at March 31, 2001. The reduction was primarily due to a lower backlog of flat panel deposition systems, five of which were taken to revenue in the fourth quarter of 2001. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin decreased to 14.4% for the three months ended March 30, 2002 from 34.0% for the three months ended March 31, 2001.

      Equipment gross margins decreased to 15.5% for the three-month period ended March 30, 2002 from 45.0% for the three-month period ended March 31, 2001. Equipment margins decreased primarily due to a reduction in shipments of technology upgrades and high initial costs to complete Intevac’s first MDP 200 system. Photonics gross margins increased to 11.3% during the three months ended March 30, 2002 from (8.1%) during the three months ended March 31, 2001. Photonics gross margins in the first quarter of 2002 were favorably impacted by the shipment of 2 LIVAR® camera systems and by the mix of sales derived from fully funded research and development contracts versus cost-shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for flat panel manufacturing equipment, disk manufacturing equipment, and research by the Photonics Division. Company funded research and development expense decreased to $3.1 million for the three months ended March 30, 2002 from $3.5 million for the three months ended March 31, 2001, representing 46.9% and 34.9%, respectively, of net revenue. This decrease was primarily the result of reduced spending for development of flat panel manufacturing equipment, partially offset by increased spending for photonics.

      Research and development expenses do not include costs of $1.3 million and $2.1 million, respectively, for the three-month periods ended March 30, 2002 and March 31, 2001 related to contract research and development performed by the Company’s Photonics business. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.1 million in each of the three-month periods ended March 30, 2002 and March 31, 2001, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, legal and professional services and bad debt expense. Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia.

      Selling, general and administrative expense was $1.7 million for the both the three-month periods ended March 30, 2002 and March 31, 2001, representing 25.6% and 16.7%, respectively, of net revenue.

      Interest expense. Interest expense consists primarily of interest on the Company’s convertible notes. Interest expense was $0.7 million in both of the three-month periods ended March 30, 2002 and March 31, 2001.

      Interest income and other, net. Interest income and other, net totaled $0.2 million and ($1.3) million for the three months ended March 30, 2002 and March 31, 2001, respectively. Interest income and other, net in 2002 consisted of $0.2 million of interest and dividend income on investments. Interest income and other, net in 2001 consisted of $0.7 million of interest and dividend income on investments offset by the establishment of a reserve related to the Company’s $2.0 million investment in commercial paper issued by Pacific Gas and Electric Company, which had filed for reorganization under Chapter 11 of the US Bankruptcy Code in early 2001.

      Provision for (benefit from) income taxes. The Company accrued a $2.2 million tax benefit for the three-month period ended March 30, 2002. This resulted from recent federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company paid federal income taxes of approximately $5.1 million for 1996 and $0.9 million for 1997. The Company believes that at least $2.2 million of taxes paid are recoverable based on the loss incurred in 2001 and that additional taxes may also be recoverable, but the amount will not be determined and recorded until the Company files its 2001 federal income tax return either in the second or third quarter of 2002. For the three months ended March 31, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs.

Liquidity and Capital Resources

      The Company’s operating activities used cash of $3.7 million during the three months ended March 30, 2002. The cash used was due primarily to the net loss incurred and increases in receivables and inventory, which were partially offset by increased customer advances and depreciation and amortization. In the three months ended March 31, 2001, the Company’s operating activities used cash of $4.4 million due primarily to increased inventory and the net loss incurred by the Company.

      The Company’s investing activities used cash of $0.2 million for the three months ended March 30, 2002 as a result of the purchase of fixed assets. In the three months ended March 31, 2001, the Company’s investing activities provided cash of $26.2 million as a result of the net sale of investments. During the three months ended March 31, 2001, the Company converted the majority of its short-term investments into cash or cash equivalents.

      The Company’s financing activities provided cash of $0.1 million and $0.2 million for the three-month periods ended March 30, 2002 and March 31, 2001, respectively, as the result of the sale of the Company’s stock to its employees through the Company’s employee benefit plans.

      Intevac has incurred operating losses each year since 1998 and the Company cannot predict with certainty when it will return to profitability. We anticipate generating positive cash flow during the 2002 fiscal year, but that is dependent on continued growth in the business and our continued ability to obtain advances from our customers. Additionally, as of March 30, 2002 we had $37.5 million of outstanding Convertible Notes, which mature in March 2004. We do not currently have the funds available to repay the debt and there can be no assurance that the Company will be able to restructure the debt or secure additional equity and/or debt financing to redeem the Convertible Notes on terms favorable to the Company and its shareholders, if the Convertible Notes are not converted by their holders into Intevac common stock prior to their maturity.

Certain Factors Which May Affect Future Operating Results

     $37.5 Million of convertible notes are outstanding and will mature in 2004.

      In connection with the sale of $57.5 million of its 6 1/2% Convertible Subordinated Notes Due 2004 (the “Convertible Notes”) in February 1997, Intevac incurred a substantial increase in the ratio of long-term debt to total capitalization (shareholders’ equity plus long-term debt). At each noteholder’s option, the Convertible Notes may be exchanged, prior to maturity, into Intevac common shares at a price of $20.625 per share, which is substantially above current market price. During 2001 and 1999 Intevac spent a total of $11.9 million to repurchase $20.0 million of the Convertible Notes. The $37.5 million of the Convertible Notes that remain outstanding as of March 30, 2002 commit Intevac to substantial principal and interest obligations that are significantly in excess of the Company’s $14.5 million cash balance at March 30, 2002. Intevac may, from time to time, repurchase and retire additional Convertible Notes prior to their maturity date.

      The degree to which Intevac is leveraged could have an adverse effect on Intevac’s ability to obtain additional financing for working capital, acquisitions or other purposes, and could make it more vulnerable to industry downturns and competitive pressures. Intevac’s ability to meet its debt service obligations will be dependent on Intevac’s future performance, which will be subject to financial, business and other factors affecting the operations of Intevac, many of which are beyond its control. In the event that the Company’s noteholders do not choose to exchange their Convertible Notes for Intevac common stock prior to the Convertible Notes’ 2004 maturity date, the Company will be required to repay the Convertible Notes at maturity. If this is the case, then there can be no assurance that the Company will have generated sufficient cash from operations to repay the Convertible Notes without raising additional capital through the sale of additional debt or equity. Additionally, there can be no assurance that the Company will be able to secure additional equity and/or debt financing on terms favorable to the Company and its shareholders, or at all.

The majority of Intevac’s new products address new and emerging markets.

      Intevac has invested heavily in the development of products that address new markets. The Equipment Division has developed a flexible deposition tool and a rapid thermal processing tool to address growing segments of the flat panel display equipment market that are intended to displace products offered by competing manufacturers. The Photonics Division’s LIVAR target identification system and low-cost low-light level camera products are designed to offer significantly improved capability relative to any products currently offered in the marketplace. Additionally, the Photonics Division is entering a new market for the

Company with its photodiodes for fiber optic communication systems. Failure of these products to perform as intended or to successfully penetrate these new markets and develop into profitable product lines will have an adverse effect on Intevac’s business.

Demand for capital equipment is cyclical.

      Intevac sells capital equipment to capital intensive industries, which manufacture and sell commodity products such as flat panel displays and disk drives. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, then demand for new capital equipment such as Intevac’s tends to be amplified. When supply of these commodity products exceeds capacity, then demand for new capital equipment such as Intevac’s tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by the Company will be unusually high, and that in other years sales of new systems by the Company will be severely depressed. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on Intevac’s business.

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

      Over the last nine quarters Intevac’s operating loss as a percentage of net revenues has fluctuated between approximately (59%) and (1%) of net revenues. Over the same period sales per quarter have fluctuated between $23.6 million and $5.9 million. Intevac anticipates that its sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

      Intevac generally quotes and sells its products in US dollars. However, in some cases, Intevac has quoted and sold its products in Japanese Yen. In those cases Intevac may enter into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to Intevac’s business. However, there can be no assurance that the offer and sale of products denominated in foreign currencies, and the related foreign currency hedging activities will not adversely affect Intevac’s results of operations.

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

      Based on the shares outstanding on March 30, 2002, the current directors and their affiliates and executive officers, in the aggregate, beneficially own a majority of the outstanding shares of Common Stock. These shareholders, acting together, are able to effectively control all matters requiring approval by the shareholders of Intevac, including the election of a majority of the directors and approval of significant corporate transactions. The Company’s officers and directors also hold 7% of the outstanding Convertible Notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s debt obligations.

								Fair
	2002	2003	2004	2005	2006	Beyond	Total	Value

	(in thousands)
Long-term debt
Fixed rate	—	—	$37,545	—	—	—	$37,545	$20,697
Average rate	6.50%	6.50%	6.50%	—	—	—

      Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. At March 30, 2002, the Company did not have foreign currency forward exchange contracts.

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

      On July 27, 2000 the Connecticut Superior Court disallowed the defendants’ motion to dismiss the lawsuit. That decision was appealed to the Connecticut Supreme Court. On October 30, 2001 the Connecticut Supreme Court reversed the Superior Court’s decision and remanded the case to the trial court with the direction to grant the defendants’ motions to dismiss the suit subject to conditions already agreed to by the defendants. These conditions agreed to by the defendants include (1) consenting to jurisdiction in Australia; (2) accepting service of process in connection with an action in Australia; (3) making their personnel and records available for litigation in Australia; (4) waiving any applicable statutes of limitation in Australia up to six months from the date of dismissal of this action or for such other reasonable time as may be required as a condition of dismissing this action; (5) satisfying any judgement that may be entered against them in Australia; and (6) consenting to the reopening of the action in Connecticut in the event the above conditions are not met as to any proper defendant in the action. The plaintiffs have not commenced litigation against the Company in Australia. Any such action could expose Intevac to further risk, plus the expense and uncertainties of defending the matter in a distant foreign jurisdiction.

      On June 12, 2001 the Company filed a complaint in Santa Clara County Superior Court, State of California, against Intarsia Corporation. The complaint related to Intarsia’s cancellation of an order for a customized sputtering system and sought damages of at least $3.3 million. On July 26, 2001 Intarsia filed a cross-complaint against the Company in the Santa Clara County Superior Court. On August 14, 2001, the Company filed a demurrer to the cross-complaint, and on October 11, 2001, Intarsia filed an amended cross-complaint. The amended cross-complaint included allegations of fraud, negligent misrepresentation, breach of contract and breach of covenant of good faith and fair dealing, and sought damages in the amount of $349,000 plus additional relief as may have been deemed appropriate by the court. On February 1, 2002 the Company and Intarsia agreed to resolve the matter. The terms of the settlement did not materially effect the Company’s financial results.

Item 2.     Changes in Securities

      None.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.2	Revised Bylaws of the Registrant
10.10	Compensation Package for Kevin Fairbairn, dated January 24, 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: April 26, 2002

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 26, 2002

By:	/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.2	Revised Bylaws of the Registrant
10.10	Compensation Package for Kevin Fairbairn, dated January 24, 2002.