Form 10-Q
period 2002-06-29
INTEVAC INC
filed 2002-08-13
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

      On June 29, 2002 12,060,003 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,645	$18,157
Accounts receivable, net of allowances of $221 and $225 at June 29, 2002 and December 31, 2001, respectively	7,522	8,046
Income taxes recoverable	6,369	—
Inventories	22,090	21,691
Prepaid expenses and other current assets	388	478

Total current assets	53,014	48,372
Property, plant and equipment, net	7,025	8,864
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	794	498

Total assets	$63,264	$60,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,894	$2,628
Accrued payroll and related liabilities	1,796	1,573
Other accrued liabilities	3,971	3,547
Customer advances	17,776	13,464

Total current liabilities	25,437	21,212
Convertible notes	37,545	37,545
Shareholders’ equity:
Common stock, no par value	19,237	19,093
Accumulated other comprehensive income	142	122
Accumulated deficit	(19,097)	(17,807)

Total shareholders’ equity	282	1,408

Total liabilities and shareholders’ equity	$63,264	$60,165

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net revenues	$8,385	$9,490	$15,055	$19,495
Cost of net revenues	6,382	9,671	12,089	16,276

Gross profit (loss)	2,003	(181)	2,966	3,219
Operating expenses:
Research and development	2,977	3,609	6,106	7,105
Selling, general and administrative	1,836	1,787	3,546	3,456

Total operating expenses	4,813	5,396	9,652	10,561

Operating loss	(2,810)	(5,577)	(6,686)	(7,342)
Interest expense	(661)	(732)	(1,328)	(1,470)
Interest income and other, net	168	1,794	355	514

Loss from continuing operations before income taxes	(3,303)	(4,515)	(7,659)	(8,298)
Benefit from income taxes	(4,155)	—	(6,369)	—

Net income (loss)	$852	$(4,515)	$(1,290)	$(8,298)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	9	(25)	20	(26)

Total comprehensive income (loss)	$861	$(4,540)	$(1,270)	$(8,324)

Basic earnings per share:
Income (loss) from continuing operations	$0.07	$(0.38)	$(0.11)	$(0.70)
Net income (loss)	$0.07	$(0.38)	$(0.11)	$(0.70)
Shares used in per share amounts	12,060	11,939	12,051	11,918
Diluted earnings per share:
Income (loss) from continuing operations	$0.07	$(0.38)	$(0.11)	$(0.70)
Net income (loss)	$0.07	$(0.38)	$(0.11)	$(0.70)
Shares used in per share amounts	12,262	11,939	12,051	11,918

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended

	June 29,	June 30,
	2002	2001

Operating activities
Net loss	$(1,290)	$(8,298)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,867	2,191
Foreign currency (gain)/loss	1	(1)
Loss on disposal of investment	—	803
Changes in operating assets and liabilities	(1,629)	(5,590)

Total adjustments	239	(2,597)

Net cash and cash equivalents used in operating activities	(1,051)	(10,895)
Investing activities
Purchase of investments	—	(5,463)
Proceeds from sale of investments	—	38,447
Purchase of leasehold improvements and equipment	(625)	(2,184)

Net cash and cash equivalents provided by (used in) investing activities	(625)	30,800
Financing activities
Proceeds from issuance of common stock	144	219

Net cash and cash equivalents provided by financing activities	144	219

Effect of exchange rate changes on cash	20	(26)

Net increase (decrease) in cash and cash equivalents	(1,512)	20,098
Cash and cash equivalents at beginning of period	18,157	4,616

Cash and cash equivalents at end of period	$16,645	$24,714

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,220	$1,374

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business Activities and Basis of Presentation

      Intevac, Inc.’s businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as flat panel displays and thin-film disks and the design, manufacture and sale of commercial products based on technology developed by the Photonics Technology Division (the “Products Group”) and the development of highly sensitive electro-optical devices and systems for the US military and its allies (the “Photonics Technology Division”).

      Systems sold by the Products Group’s (formerly the Equipment Division) Memory and Flat Panel Display Divisions are typically used to deposit highly engineered thin-films of material on a substrate, or to modify the characteristics and properties of thin-films already deposited on a substrate. These systems generally utilize proprietary manufacturing techniques and processes, operate under high levels of vacuum, are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include cell phone color displays, automotive displays, computer monitors and disks for computer hard disk drives. The Products Group’s Intensified Imaging Division was formed during the second quarter of 2002 to design, manufacture and sell commercial products based on technology developed by the Photonics Technology Division. Products include low-cost extreme low-light-level cameras for commercial applications and photodiodes for use in high-speed fiber optic networks.

      The Photonics Technology Division is developing electro-optical devices and systems that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range, low-cost extreme low-light-level cameras for use in security and military applications.

      The financial information at June 29, 2002 and for the three- and six-month periods ended June 29, 2002 and June 30, 2001 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

      The results for the three- and six-month periods ended June 29, 2002 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Inventories

      The components of inventory consist of the following:

	June 29,	December 31,
	2002	2001

	(in thousands)
Raw materials	$4,456	$5,659
Work-in-progress	6,453	11,962
Finished goods	11,181	4,070

	$22,090	$21,691

      Finished goods inventory consists of completed units at customer sites undergoing installation and acceptance testing.

3.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June30,
	2002	2001	2002	2001

	(in thousands)
Numerator:
Numerator for basic earnings per share — income (loss) available to common stockholders	$852	$(4,515)	$(1,290)	$(8,298)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — income (loss) available to common stockholders after assumed conversions	$852	$(4,515)	$(1,290)	$(8,298)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,060	11,939	12,051	11,918
Effect of dilutive securities:
Employee stock options(2)	202	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	202	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,262	11,939	12,051	11,918

(1)	Diluted EPS for the three- and six-month periods ended June 29, 2002 and June 30, 2001 excludes “as converted” treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three- and six-month periods ended June 29, 2002 and June 30, 2001 was 1,820,364 and 1,999,758, respectively.

(2)	Diluted EPS for the three-month period ended June 30, 2001 and for the six-month periods ended June 29, 2002 and June 30, 2001 excludes the effect of employee stock options as their inclusion would be anti-dilutive. The number of employee stock options excluded for the three-month period ended June 30,

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 was 199,420, and the number of employee stock options excluded for the six-month periods ended June 29, 2002 and June 30, 2001 was 131,138 and 186,505, respectively.

4.     Segment Reporting

     Segment Description

      Intevac, Inc. has two reportable segments: the Products Group and the Photonics Technology Division. The Company’s Products Group sells complex capital equipment primarily used in the manufacturing of thin-film disks and flat panel displays and commercial products based on technology developed by the Photonics Technology Division. The Company’s Photonics Technology Division is developing military products utilizing electron sources that permit highly sensitive detection of photons in the visible and short-wave infrared spectrum.

      Included in corporate activities are general corporate expenses less an allocation of corporate expenses to operating units equal to 1% of net revenues.

     Business Segment Net Revenues

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(in thousands)
Products Group	$6,611	$6,183	$11,546	$14,115
Photonics Technology Division	1,774	3,307	3,509	5,380

Total	$8,385	$9,490	$15,055	$19,495

     Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(in thousands)
Products Group	$(2,051)	$(4,691)	$(4,702)	$(5,254)
Photonics Technology Division	(206)	(400)	(904)	(1,062)
Corporate activities	(553)	(486)	(1,080)	(1,026)

Operating loss	(2,810)	(5,577)	(6,686)	(7,342)
Interest expense	(661)	(732)	(1,328)	(1,470)
Interest income	66	331	140	912
Other income and expense, net	102	1,463	215	(398)

Loss from continuing operations before income taxes	$(3,303)	$(4,515)	$(7,659)	$(8,298)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(in thousands)
United States	$2,530	$5,987	$6,767	$9,088
Far East	5,855	3,503	7,988	10,207
Europe	—	—	300	60
Rest of World	—	—	—	140

Total	$8,385	$9,490	$15,055	$19,495

5.     Income Taxes

      The Company accrued a tax benefit of $4.2 million and $6.4 million, respectively, for the three- and six-month periods ended June 29, 2002. This resulted from recent federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. The Company filed a Corporate Application for Tentative Refund in the amount of $6.4 million on June 6, 2002, based on the taxable loss included in the Company’s 2001 Federal Tax Return. The Company received the $6.4 million refund early in the third quarter of 2002. The Company’s Federal Tax Returns, and any refunds resulting from them, are subject to audit for 3 years from the date filed. For the three-and six-month periods ended June 30, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. The Company’s $17.7 million deferred tax asset is fully offset by a $17.7 million valuation allowance, resulting in a net deferred tax asset of zero at June 29, 2002.

6.     Capital Transactions

      During the six-month period ending June 29, 2002, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 56,381 shares were issued for which the Company received $144,000.

7.     Subsequent Event

      On July 12, 2002 the Company completed the exchange of $36,270,000 in aggregate principal amount of its 6 1/2% convertible notes due 2004 for $29,543,000 of its new 6 1/2% convertible subordinated notes due 2009 and $7,585,000 in cash, including accrued interest. The new 6 1/2% convertible subordinated notes due 2009 are convertible, at the holders option, into Intevac common shares at a conversion price of $7.00 per share. $1,275,000 in aggregate principal amount of the 6 1/2% convertible subordinated notes due 2004 remained outstanding after the closing of the exchange offer.

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

      Revenue Recognition — We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our revenue recognition policy requires that there be persuasive evidence of a sales contract, that the price is fixed, that product title has transferred, that product payment is not contingent on any factors and is reasonably assured, and that we have completed all the material tasks and deliverables required by the contract.

      Revenues for systems are recognized upon customer acceptance. For large deposition and RTP systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at our factory and the system has been shipped. For large deposition and RTP systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site. When we believe that there may be higher than normal end-user installation and acceptance issues for systems shipped through a distributor, such as when the first unit of a newly designed system is delivered, then we defer revenue recognition until the distributor’s customer has also accepted the system. Revenues for technology upgrades, spare parts, consumables and prototype products built by the Photonics Technology Division are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

      We perform best efforts research and development work under various research contracts. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. Typically, for each contract, we commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. In addition, we have, from time to time, negotiated with a third party to fund a portion of our costs in return for a joint interest to our rights at the end of the contract. In the event a particular contract over-runs its agreed upon amount, we may be liable for the additional costs.

      Inventories — We make provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the thin-film disk industry has suffered from over-capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with our products. Financial stress and consolidation in the Company’s customer base can also lead to the cancellation of orders for products after we have incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

      Warranty — The Company’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

Results of Operations

Three Months Ended June 29, 2002 and June 30, 2001

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays, equipment used to manufacture thin-film disks, related equipment and system components and contract research and development related to the development of electro-optical devices and systems. Net revenues decreased 12% to $8.4 million for the three months ended June 29, 2002 from $9.5 million for the three months ended June 30, 2001. Net revenues from the Products Group increased to $6.6 million for the three months ended June 29, 2002 from $6.2 million for the three months ended June 30, 2001. The increase in Products Group revenue was primarily the result of an increase in sales of disk and flat panel manufacturing systems partially offset by a decrease in sales of technology upgrades and spare parts and by the sale of the last system in inventory from our discontinued electron beam product line in the three months ended June 30, 2001. Net revenues from the Photonics Technology Division decreased 46% to $1.8 million for the three months ended June 29, 2002 from $3.3 million for the three months ended June 30, 2001 primarily as a result of decreased contract R&D revenue.

      The three months ended June 29, 2002 did not include any revenue from five flat panel deposition system upgrades delivered during the first quarter of 2002. These upgrades, which represent over $7 million in revenue, have all been installed at the customer site. The hardware portion of the order, which represents 90% of the order value, has been accepted and has been paid for by our distributor. However, our distributor’s customer is operating the base systems at full capacity and is not willing to take the systems off line for sufficient time to permit us to complete the balance of our acceptance and test procedures for these upgrades. Without this final acceptance by the end user, our internal policies prohibit revenue recognition. We are unable to predict with any certainty when the customer will grant us access to complete the final acceptance tests. We expect that there will be minimal effect on net income at the time we recognize revenue for these five upgrades.

      International sales increased 67% to $5.9 million for the three months ended June 29, 2002 from $3.5 million for the three months ended June 30, 2001. The increase in international sales was primarily due to an increase in net revenues from disk and flat panel manufacturing systems. International sales constituted 70% of net revenues for the three months ended June 29, 2002 and 37% of net revenues for the three months ended June 30, 2001.

      Backlog. The Company’s backlog of orders for its products was $27.8 million at June 29, 2002 and $52.9 million at June 30, 2001. The reduction was primarily due to a lower backlog of flat panel deposition systems, five of which were taken to revenue in the fourth quarter of 2001. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin increased to 24% for the three months ended June 29, 2002 from (2%) for the three months ended June 30, 2001.

      Products Group gross margins increased to 29% for the three-month period ended June 29, 2002 from (6%) for the three-month period ended June 30, 2001. Products Group margins in the second quarter of 2001 were negatively impacted by the provision of a $2.4 million inventory reserve related to a custom multi-chip module system manufactured for a customer that ceased operations and by the sale of an electron beam processing system at a gross margin of less than 10%. Products Group margin during the second quarter of 2001 without the effect of these two items would have been 42%, higher than the margin reported for the second quarter of 2002. The reduction in gross margin was due primarily to lower shipments of technology upgrades and the sale of a used disk manufacturing system at a discounted price in the three months ended June 29, 2002.

      Photonics Technology Division gross margins were 6% for both the three-month periods ended June 29, 2002 and June 30, 2001. The Company expects that Photonics gross margin will fluctuate from quarter to quarter based on the relative mix of revenues derived from sales of products, from fully funded research and development contracts and from cost shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for flat panel manufacturing equipment, disk manufacturing equipment, and research by the Photonics Technology Division. Company funded research and development expense decreased to $3.0 million for the three months ended June 29, 2002 from $3.6 million for the three months ended June 30, 2001, representing 36% and 38%, respectively, of net revenue. The decrease was primarily the result of lower spending for the development of flat panel and disk manufacturing equipment, partially offset by accelerated depreciation of $0.5 million on a disk manufacturing system that was disposed of during the 2nd quarter of 2002.

      Research and development expenses do not include costs of $1.4 million and $3.5 million, respectively, for the three-month periods ended June 29, 2002 and June 30, 2001 related to contract research and development performed by the Company’s Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.1 million and $0.3 million, respectively in the three-month periods ended June 30, 2002 and June 30, 2001, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, legal and professional services, and bad debt expense. Domestic sales are made by the Company’s direct sales force, whereas international sales are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia.

      Selling, general and administrative expense was $1.8 million for both the three-month periods ended June 29, 2002 and June 30, 2001, representing 22% and 19%, respectively, of net revenue.

      Interest expense. Interest expense consists primarily of interest on the Company’s convertible notes. Interest expense was $0.7 million for both the three-month periods ended June 29, 2002 and June 30, 2001.

      Interest income and other, net. Interest income and other, net totaled $0.2 million and $1.8 million for the three months ended June 29, 2002 and June 30, 2001, respectively. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments. Interest and other income, net in 2001 consisted of a $1.2 million gain on the disposition of previously reserved Pacific Gas & Electric commercial paper and interest and dividend income on other investments.

      Provision for (benefit from) income taxes. The Company accrued a tax benefit of $4.2 million for the three-month period ended June 29, 2002. This resulted from recent federal tax law changes that increased the length of time over which losses incurred in 2001 and 2002 could be carried back from 2 years to 5 years. The Company paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. The Company filed a Corporate Application for Tentative Refund in the amount of $6.4 million on June 6, 2002, based on the taxable loss included in the Company’s 2001 Federal Tax Return. For the three months ended June 30, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. The Company’s $17.7 million deferred tax asset is fully offset by a $17.7 million valuation allowance, resulting in a net deferred tax asset of zero at June 29, 2002.

Six Months Ended June 29, 2002 and June 30, 2001

      Net revenues. Net revenues decreased 23% to $15.1 million for the six months ended June 29, 2002 from $19.5 million for the six months ended June 30, 2001. Net revenues from the Products Group decreased to $11.6 million for the six months ended June 29, 2002 from $14.1 million for the six months ended June 30, 2001. The decrease in net revenues from the Products Group was due primarily to the sale of an electron beam manufacturing system during the second quarter of 2001, and, to a lesser extent, lower revenues in 2002 from technology upgrades and spare parts, partially offset by the sale of a disk manufacturing system in 2002. Net revenues from the Photonics Technology Division decreased to $3.5 million for the six months ended June 29, 2002 from $5.4 million for the six months ended June 30, 2001. The decrease in Photonics sales was primarily the result of decreased contract R&D activities during 2002.

      International sales decreased 20% to $8.3 million for the six months ended June 29, 2002 from $10.4 million for the six months ended June 30, 2001. The decrease in international sales during the six months ended June 29, 2002 was primarily due to a decrease in net revenues from disk manufacturing equipment. International sales constituted 55% of net revenues for the six months ended June 29, 2002 and 53% of net revenues for the six months ended June 30, 2001.

      Gross margin. Gross margin was 20% for the six months ended June 29, 2002 as compared to 17% for the six months ended June 30, 2001. Gross margin in the Products Group was 23% for both the six-month periods ended June 29, 2002 and June 30, 2001. Products Group gross margin in the six months ended June 29, 2002 was negatively impacted by the high initial costs to complete Intevac’s first MDP 200 system and by under-utilization of the factory. Products Group gross margin in the six months ended June 30, 2001 was negatively impacted by the previously mentioned provision of a $2.4 million inventory reserve related to the custom multi-chip module system and by the sale of an electron beam processing system at low gross margin. Photonics Technology Division gross margin increased to 9% for the six months ended June 29, 2002 from 0% for the six months ended June 30, 2001. The Company expects that gross margins in the Photonics Technology Division will fluctuate from quarter to quarter based on the relative mix of revenues derived from sales of prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

      Research and development. Company funded research and development expense decreased 14% to $6.1 million for the six months ended June 29, 2002 from $7.1 million for the six months ended June 30, 2001, representing 41% and 36%, respectively, of net revenue. The decrease was primarily the result of lower spending for the development of flat panel and disk manufacturing equipment, partially offset by accelerated depreciation of $0.5 million on a disk manufacturing system that was disposed of during the 2nd quarter of 2002.

      Research and development expenses do not include costs of $2.8 million and $5.6 million, respectively, for the six-month periods ended June 29, 2002 and June 30, 2001 related to contract research and development performed by the Company’s Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.2 million and $0.4 million, respectively, in the six-month periods ended June 29, 2002 and June 30, 2001, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense was $3.5 million for both the six month-periods ended June 29, 2002 and June 30, 2001, representing 24% and 18%, respectively, of net revenue.

      Interest expense. Interest expense decreased to $1.3 million for the six months ended June 29, 2002 from $1.5 million in the six months ended June 30, 2001. The decrease in interest expense was due primarily to the Company’s repurchase of a portion of its convertible notes in the 4th quarter of 2001.

      Interest income and other, net. Interest income and other, net totaled $0.4 million and $0.5 million for the six months ended June 29, 2002 and June 30, 2001, respectively. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments. Interest and other income, net in 2001 consisted of a $0.8 million loss on the disposition of Pacific Gas & Electric commercial paper, which was offset primarily by interest and dividend income on other investments.

      Provision for (benefit from) income taxes. The Company accrued a tax benefit of $6.4 million for the six-month period ended June 29, 2002. This resulted from recent federal tax law changes that increased the length of time over which losses incurred in 2001 and 2002 could be carried back from 2 years to 5 years. The Company paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. The Company filed a Corporate Application for Tentative Refund in the amount of $6.4 million on June 6, 2002, based on the taxable loss included in the Company’s 2001 Federal Tax Return. For the six months ended June 30, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. The Company’s $17.7 million deferred tax asset is fully offset by a $17.7 million valuation allowance, resulting in a net deferred tax asset of zero at June 29, 2002.

Liquidity and Capital Resources

      The Company’s operating activities used cash of $1.1 million for the six months ended June 29, 2002. The cash used was due primarily to the net loss incurred by the Company, which was partially offset by increases in customer advances, and by depreciation and amortization. In the six months ended June 30, 2001, the Company’s operating activities used cash of $10.9 million due primarily to inventory increases and the net loss incurred by the Company.

      The Company’s investing activities used cash of $0.6 million for the six months ended June 29, 2002 as a result of the purchase of fixed assets. In the six months ended June 30, 2001, the Company’s investing activities provided cash of $30.8 million as a result of the net sale of investments, which was partially offset by the purchase of fixed assets. During the six months ended June 30, 2001, the Company converted all of its short-term investments into cash or cash equivalents.

      The Company’s financing activities provided cash of $0.1 million and $0.2 million for the six-month periods ended June 29, 2002 and June 30, 2001 as the result of the sale of the Company’s common stock to its employees through the Company’s employee benefit plans.

      On July 12, 2002 the Company completed the exchange of $36,270,000 in aggregate principal amount of its 6 1/2% convertible notes due 2004 for $29,543,000 of its new 6 1/2% convertible subordinated notes due 2009 and $7,585,000 in cash, including accrued interest. The new 6 1/2% convertible subordinated notes due 2009 are convertible, at the holders option, into Intevac common shares at a conversion price of $7.00 per share. $1,275,000 in aggregate principal amount of the 6 1/2% convertible subordinated notes due 2004 remained outstanding after the closing of the exchange offer.

Certain Factors Which May Affect Future Operating Results

     Our significant amount of debt could have a negative effect on us and on our security holders.

      After completing the exchange of our convertible notes early in quarter 3, we have $1.3 million of convertible notes due in 2004 (the “existing notes”) and $29.5 million of convertible notes due 2009 (the “exchange notes”) outstanding. The aggregate $30.8 million of notes commit us to substantial principal and interest obligations. Our significant amount of debt could harm Intevac and holders of our common stock and convertible notes in many ways, including:

•	reducing the funds available to finance our business operations and for other corporate purposes because a portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt;

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	increasing our vulnerability to increases in interest rates;

•	placing us at a competitive disadvantage because we are substantially more leveraged than certain of our competitors;

•	hindering our ability to adjust rapidly to changing market conditions; and

•	making us more vulnerable financially in the event of a further downturn in general economic conditions or in our business.

      Our ability to meet our debt service obligations will be dependent on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to business, financial and economic factors beyond our control.

     We may not have the financial resources to repurchase our convertible notes in the event of a transaction resulting in a change of control, the termination of trading of our common stock or a distribution of the capital stock of a subsidiary constituting our Photoncis business

      We may be unable to repurchase our convertible notes in the event of a transaction that results in a change in control or if a termination of trading of our common stock occurs, or, in the case of the exchange notes, a distribution to all of the holders of our common stock of all the capital stock of a subsidiary that at the time constitutes our Photonics business. Holders of existing notes may require us to repurchase all or a portion of their existing notes upon a change in control or a termination of trading. Holders of exchange notes may require us to repurchase all or a part of their exchange notes upon a change in control, a termination in trading or a distribution of the capital stock of the Photonics business. If a change in control, a termination of trading or a distribution of the capital stock of the Photonics business were to occur, we may not have enough funds to pay the repurchase price for all notes for which repurchase is requested. Any future credit agreements or other debt agreements may prohibit the repurchase of the existing notes or exchange notes upon a change in control or upon a termination of trading, or, in the case of the exchange notes, a distribution of the capital stock of the Photonics business, or may provide that a change in control or a termination in trading or a distribution of the capital stock of the Photonics business constitutes an event of default under that debt agreement. If a change in control or termination of trading occurs at a time when we are prohibited from repurchasing the existing notes or a change in control, a termination of trading or distribution of capital stock of the Photoncis business occurs when we are prohibited from repurchasing the exchange notes, we could seek the consent of our lenders to repurchase the existing notes or exchange notes, as the case may be, or could attempt to refinance the debt agreements. If we do not obtain the lenders consent, we could not repurchase the existing or exchange notes. Our failure to repurchase the existing notes or exchange notes would constitute an event of default under the particular indenture governing such notes, which might constitute an event of default under the terms of our other debt.

     We may undertake significant additional financing transactions in order to maintain sufficient cash to conduct our operations.

      Our cash and cash equivalents of approximately $16.6 million as of June 29, 2002 was reduced by the $7.6 million paid upon completing the exchange of our convertible notes. In late July, we received a $6.4 million federal income tax refund based upon the claim filed in June. We may need to obtain additional financing to fund our future operations and we may seek to raise additional funds through a variety of alternative sources, including the sale of additional securities or from other financing arrangements or asset sales. Our board of directors has from time to time considered a number of possible transactions. Such transactions might include:

•	attempting to raise additional equity through public or private offerings,

•	attempting to raise additional debt financing,

•	undertaking a rights offering to obtain financing from our existing shareholders,

•	selling off a portion of our assets to raise additional capital, or

•	obtaining a line of credit.

We may undertake one or more of these transactions. We do not know whether we will be able to complete any of these transactions on a timely basis, on terms satisfactory to us, or at all. For example, we may not have access to new capital in the public or private markets until our results of operations improve, if at all. In addition, some of these transactions may result in significant dilution to our existing security holders or impairment of their rights. Nonetheless, if we are unable to complete one or more of these transactions, our ability to maintain our ongoing operations, and to pay principal and interest in cash on our outstanding notes when due, may be jeopardized.

     The majority of our new products address new and emerging markets.

      We have invested heavily in the development of products that address new markets. The Photonics Technology Division’s LIVAR® target identification system and low-cost low-light level camera products are designed to offer significantly improved capability to military customers. The Products Group has developed a flexible deposition tool and a rapid thermal processing tool to address growing segments of the flat panel display equipment market that are intended to displace products offered by competing manufacturers. Additionally, the Products Group’s Intensified Imaging Division is developing commercial products based on the technology developed by the Photonics Technology Division. Failure of these products to perform as intended or to successfully penetrate these new markets and develop into profitable product lines will have an adverse effect on our business.

     Demand for capital equipment is cyclical.

      Our Products Group sells capital equipment to capital intensive industries, which sell commodity products such as flat panel displays and disk drives. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, then demand for new capital equipment such as ours tends to be amplified. When supply of these commodity products exceeds demand, then the demand for new capital equipment such as ours tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by us will be unusually high, and that in other years sales of new systems by us will be severely depressed. We are currently in a period where sales of new systems for disk production are depressed. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on our business.

     Our business is subject to rapid technical change.

      Our ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture and market new systems, or to enhance existing systems, will have an adverse effect on our business. From time to time, we have experienced delays in the introduction of, and technical difficulties with, some of our systems and enhancements. Our future success in developing and selling equipment will depend upon a variety of factors, including our ability to accurately predict future customer requirements, technological advances, cost of ownership, our introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on our business.

     Our products are complex, constantly evolving and are often designed and manufactured to individual customer requirements that require additional engineering.

      Our Products Group systems have a large number of components and are highly complex. We may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products in a timely manner. Such delays could lead to rescheduling of orders in backlog, or in extreme situations, to cancellation of orders. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs that we may be unable to pass on to the customer. In some instances, we depend upon a sole supplier or a limited number of suppliers for complex components or sub-assemblies utilized in its products. Any of these factors could adversely affect our business.

     Our Photonics Technology Division does not yet generate significant revenues from product sales.

      To date, the activities of the Photonics Technology Division have concentrated on the development of its technology and prototype products that demonstrate this technology. Revenues for this division have been derived primarily from research and development contracts funded by the United States Government and its contractors and our Photonics Technology Division has yet to earn an annual profit. We continue to develop standard photonics products for sale to military and commercial customers. The Photonics Technology Division will require substantial further investment in sales and marketing, in product development and in additional production facilities to support the planned transition to volume sales of photonics products to military and commercial customers. There can be no assurance that we will succeed in these activities and generate significant sales of products based on our photonics technology.

     The sales of our disk and flat panel products are dependent on substantial capital investment by our customers.

      The purchase of our systems, and the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of our systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they are willing to invest that capital over long periods of time to be able to purchase our equipment. Some of our customers, particularly those that would otherwise purchase our disk manufacturing products, may not be willing, or able, to make the magnitude of capital investment required.

     Rapid increases in areal density are reducing the number of thin-film disks required per disk drive.

      Over the past few years the amount of data that can be stored on a single thin-film computer disk has been increasing at approximately 100% per year. Although the number of disk drives produced has continued to increase each year, the growth in areal density has resulted in a reduction in the number of disks required per disk drive. TrendFocus, a market research firm specializing in the disk drive industry, projects that the number of thin-film disks used worldwide declined in 2001 from 2000 levels. Without a significant technological change or an increase in the number of disks required, our disk equipment sales are largely limited to upgrades of existing systems, rather than capacity expansion or system replacement.

     Our competitors are large and well financed and competition is intense.

      We experience intense competition in the Products Group. For example, our disk and flat panel products experience competition worldwide from competitors including Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products.

      Given the lengthy sales cycle and the significant investment required to integrate equipment into the manufacturing process, we believe that once a manufacturer has selected a particular supplier’s equipment for a specific application, that manufacturer generally relies upon that supplier’s equipment and frequently will continue to purchase any additional equipment for that application from the same supplier. Accordingly, competition for customers in the equipment industry is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract new customers or retain existing customers.

     Our business depends on the integrity of our intellectual property rights.

      There can be no assurance that:

•	any of our pending or future patent applications will be allowed or that any of the allowed applications will be issued as patents;

•	any of our patents will not be invalidated, deemed unenforceable, circumvented or challenged;

•	the rights granted under our patents will provide competitive advantages to us;

•	any of our pending or future patent applications will issue with claims of the scope sought by us, if at all;

•	others will not develop similar products, duplicate our products or design around our patents; or

•	patent rights, intellectual property laws or our agreements will adequately protect our intellectual property rights.

      Failure to adequately protect our intellectual property rights could have an adverse effect upon our business.

      From time to time, we have received claims that we are infringing third parties’ intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by us with respect to current or future patents, trademarks, or other proprietary rights relating to our disk sputtering systems, flat panel manufacturing equipment or other products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Any of the foregoing could have an adverse effect upon our business.

     Our operating results fluctuate significantly.

      Over the last ten quarters our operating loss as a percentage of net revenues has fluctuated between approximately 59% and 1% of net revenues. Over the same period our sales per quarter have fluctuated between $23.6 million and $5.9 million. We anticipate that our sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Operating costs in northern California are high.

      Our operations are located in Santa Clara, California. The cost of living in northern California is extremely high, which increases both the cost of doing business and the cost and difficulty of recruiting new employees. Our operating results depend in significant part upon our ability to effectively manage costs and to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. The failure to control costs and to attract and retain qualified personnel could have an adverse effect on our business.

     Business interruptions could adversely affect our business.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Additionally, the costs of electricity and natural gas have increased significantly. Any further cost increases will impact our ability to achieve profitability.

     A majority of our sales are to international customers.

      Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. We earn a significant portion of our revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on our business.

      We generally quote and sell our products in US dollars. However, for some Japanese customers, we quote and sell our products in Japanese Yen. From time to time, we enter into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to our business. However, there can be no assurance that the offer and sale of products denominated in foreign currencies, and the related foreign currency hedging activities will not adversely affect our business.

      Our two principal competitors for disk sputtering equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause the price of our products to be more, or less, competitive than our competitors’ products. Currency fluctuations will decrease, or increase, Intevac’s cost structure relative to those of its competitors, which could impact our competitive position.

     We expect the market price of our common stock and convertible notes to be volatile.

      The market price of our common stock has experienced both significant increases in valuation and significant decreases in valuation, over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock and the market price of our notes that are convertible into such common stock.

     We routinely evaluate acquisition candidates and other diversification strategies.

      We have completed multiple acquisitions as part of our efforts to expand and diversify our business. For example, our business was initially acquired from Varian Associates in 1991. Additionally, we acquired our current gravity lubrication and rapid thermal processing product lines in two acquisitions. We also acquired the RPC electron beam processing business in late 1997, and subsequently closed this business. We intend to continue to evaluate new acquisition candidates and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our business.

     We use hazardous materials.

      We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. Any failure to comply with current or future regulations could result in substantial civil penalties or criminal fines being imposed on us or our officers, directors or employees, suspension of production, alteration of our manufacturing process or cessation of operations. Such regulations could require us to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject us to significant liabilities.

     Our directors and executive officers control a majority of our outstanding common stock.

      Based on the shares outstanding on June 29, 2002, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold 7% of the outstanding convertible notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our debt obligations as of June 29, 2002.

								Fair
	2002	2003	2004	2005	2006	Beyond	Total	Value

	(in thousands)
Long-term debt
Fixed rate	—	—	$37,545	—	—	—	$37,545	$18,726
Average rate	6.50%	6.50%	6.50%	—	—	—

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements our operating results. At June 29, 2002, we had no foreign currency forward exchange contracts.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. We were named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crewmembers, the injured crewmembers and the spouses of the deceased and/or injured crewmembers. Included in the suit’s allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the pilot’s helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claims damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured. It is known that the Australian Army established a Board of Inquiry to investigate the accident and that the Board of Inquiry concluded that the accident was not caused by defective night vision goggles.

      On July 27, 2000 the Connecticut Superior Court disallowed the defendants’ motion to dismiss the lawsuit. That decision was appealed to the Connecticut Supreme Court. On October 30, 2001 the Connecticut Supreme Court reversed the Superior Court’s decision and remanded the case to the trial court with the direction to grant the defendants’ motion to dismiss the suit subject to conditions already agreed to by the defendants. These conditions agreed to by the defendants include (1) consenting to jurisdiction in Australia; (2) accepting service of process in connection with an action in Australia; (3) making their personnel and records available for litigation in Australia; (4) waiving any applicable statutes of limitation in Australia up to six months from the date of dismissal of this action or for such other reasonable time as may be required as a condition of dismissing this action; (5) satisfying any judgement that may be entered against them in Australia; and (6) consenting to the reopening of the action in Connecticut in the event the above conditions are not met as to any proper defendant in the action. The plaintiffs have not commenced litigation against the Company in Australia. Any such action could expose Intevac to further risk, plus the expense and uncertainties of defending the matter in a distant foreign jurisdiction.

Item 2.     Changes in Securities

      In connection with the completion of the exchange offer for its 6 1/2% convertible subordinated notes due 2004 on July 12, 2002 (as further described in Note 7 of the Consolidated Financial Statements), the Company issued a total of $29,453,000 principal amount of its new 6 1/2% convertible subordinated notes due 2009. The notes are convertible into the Common Stock of the Company at a conversion price of $7.00 per share. The issuance of such securities was made in reliance on Section 3(a)(9) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Our annual meeting of shareholders was held May 15, 2002. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes

(a) Election of Directors
Norman H. Pond	11,862,310	30,533	—	167,160
Kevin Fairbairn	11,864,120	28,723	—	167,160
Edward Durbin	11,886,665	6,178	—	167,160
Robert D. Hempstead	11,875,879	16,964	—	167,160
David N. Lambeth	11,886,835	6,008	—	167,160
H. Joseph Smead	11,886,565	6,278	—	167,160

George Farinsky, one of management’s slate of nominees for election as director, resigned from the Board on May 2, 2002 and withdrew his name from consideration as a director.

(b) Ratification of Grant Thornton LLP as independent auditors	11,890,243	—	—	169,760

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K:

On May 8, 2002, the registrant filed a report on Form 8-K regarding the offer to exchange up to $18,000,000 of its 6 1/2% Convertible Subordinated Notes due 2004 for a combination of cash, warrants and new notes.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 12, 2002

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2002

By:	/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350