Form 10-Q
period 2002-09-28
INTEVAC INC
filed 2002-11-12
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

or

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

      On September 28, 2002 12,111,642 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,295	$18,157
Accounts receivable, net of allowances of $112 and $225 at September 28, 2002 and December 31, 2001, respectively	7,174	8,046
Inventories	22,353	21,691
Prepaid expenses and other current assets	697	478

Total current assets	44,519	48,372
Property, plant and equipment, net	7,074	8,864
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	607	498

Total assets	$54,631	$60,165

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,323	$2,628
Accrued payroll and related liabilities	1,878	1,573
Other accrued liabilities	3,762	3,547
Customer advances	19,281	13,464

Total current liabilities	27,244	21,212
Convertible notes	30,818	37,545
Shareholders’ equity (deficit):
Common stock, no par value	19,370	19,093
Accumulated other comprehensive income	138	122
Accumulated deficit	(22,939)	(17,807)

Total shareholders’ equity (deficit)	(3,431)	1,408

Total liabilities and shareholders’ equity (deficit)	$54,631	$60,165

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net revenues:
Systems and components	$4,948	$6,597	$16,790	$21,266
Technology development	1,789	1,817	5,002	6,643

Total net revenues	6,737	8,414	21,792	27,909
Cost of net revenues:
Systems and components	3,994	4,856	12,630	12,669
Technology development	1,419	1,586	4,176	7,139
Inventory provisions	(18)	290	678	3,200

Total cost of net revenues	5,395	6,732	17,484	23,008

Gross profit	1,342	1,682	4,308	4,901
Operating expenses:
Research and development	2,285	3,845	8,391	10,950
Selling, general and administrative	1,976	1,641	5,522	5,097

Total operating expenses	4,261	5,486	13,913	16,047

Operating loss	(2,919)	(3,804)	(9,605)	(11,146)
Interest expense	(1,117)	(723)	(2,445)	(2,193)
Interest income and other, net	194	485	549	1,000

Loss before income taxes	(3,842)	(4,042)	(11,501)	(12,339)
Provision for (benefit from) income taxes	—	1,300	(6,369)	1,300

Net loss	$(3,842)	$(5,342)	$(5,132)	$(13,639)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(4)	(14)	16	(41)

Total comprehensive loss	$(3,846)	$(5,356)	$(5,116)	$(13,680)

Basic earnings (loss) per share:
Net loss	$(0.32)	$(0.45)	$(0.42)	$(1.15)
Shares used in per share amounts	12,093	11,983	12,065	11,939
Diluted earnings (loss) per share:
Net loss	$(0.32)	$(0.45)	$(0.42)	$(1.15)
Shares used in per share amounts	12,093	11,983	12,065	11,939

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	Sept. 28,	Sept. 29,
	2002	2001

Operating activities
Net loss	$(5,132)	$(13,639)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,849	3,195
Inventory provisions	678	3,200
Deferred income taxes	—	1,300
Compensation expense in the form of common stock	4	—
Foreign currency loss	1	(35)
Loss on disposal of investment	—	803
Changes operating in assets and liabilities	6,055	(5,991)

Total adjustments	9,587	2,472

Net cash and cash equivalents provided by (used in) operating activities	4,455	(11,167)

Investing activities
Purchase of investments	—	(5,463)
Proceeds from sale of investments	—	38,447
Purchase of leasehold improvements and equipment	(1,123)	(3,574)

Net cash and cash equivalents provided by (used in) investing activities	(1,123)	29,410

Financing activities
Proceeds from issuance of common stock	273	418
Exchange of Intevac convertible notes due 2004	(7,483)	—

Net cash and cash equivalents provided by (used in) financing activities	(7,210)	418

Effect of exchange rate changes on cash	16	(41)

Net increase (decrease) in cash and cash equivalents	(3,862)	18,620
Cash and cash equivalents at beginning of period	18,157	4,616

Cash and cash equivalents at end of period	$14,295	$23,236

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$2,381	$2,715
Income tax refund	(6,369)	—
Other non-cash changes:
Inventories transferred from property, plant and equipment	$—	$1,519

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

      Systems sold by the Products Group’s (formerly the Equipment Division) Memory and Flat Panel Display Divisions are typically used to deposit highly engineered thin-films of material on a substrate, or to modify the characteristics and properties of thin-films already deposited on a substrate. These systems generally utilize proprietary manufacturing techniques and processes, operate under high levels of vacuum, are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include cell phone color displays, automotive displays, computer monitors and disks for computer hard disk drives. The Products Group’s Intensified Imaging Division was formed during the second quarter of 2002 to design, manufacture and sell commercial products based on extreme low-light-level camera technology developed by the Photonics Technology Division.

      The Photonics Technology Division is developing electro-optical devices and systems that permit highly sensitive detection of photons in the visible and short wave infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range and low-cost extreme low-light-level cameras for use in security and military applications.

      The financial information at September 28, 2002 and for the three- and nine-month periods ended September 28, 2002 and September 29, 2001 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

      The results for the three- and nine-month periods ended September 28, 2002 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      Inventories of systems and components are stated at the lower of standard cost or market. Inventories consist of the following:

	September 28,	December 31,
	2002	2001

	(In thousands)
Raw materials	$4,697	$5,659
Work-in-progress	4,998	11,962
Finished goods	12,658	4,070

	$22,353	$21,691

      Finished goods inventory consists solely of completed systems at both Intevac’s factory and customer sites that are undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $9.1 million and $13.0 million at September 28, 2002 and December 31, 2001, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements in that period are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the nine months ended September 28, 2002, $5.3 million of inventory was disposed of and charged to the reserve. Most of the discarded inventory related to two MDP 250K Disk Sputtering systems which had been written down to estimated salvage value in 2000.

3.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three-Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(In thousands)
Numerator:
Loss from continuing operations	$(3,842)	$(5,342)	$(5,132)	$(13,639)

Net loss	$(3,842)	$(5,342)	$(5,132)	$(13,639)

Numerator for basic earnings per share — loss available to common stockholders	(3,842)	(5,342)	(5,132)	(13,639)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(3,842)	$(5,342)	$(5,132)	$(13,639)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(In thousands)
Denominator:
Denominator for basic earnings per share — weighted-average shares	12,093	11,983	12,065	11,939
Effect of dilutive securities:
Employee stock options(2)	—	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,093	11,983	12,065	11,939

(1)	Diluted EPS for the three- and nine-month periods ended September 28, 2002 and September 29, 2001 excludes “as converted” treatment of the Convertible Notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month periods ended September 28, 2002 and September 29, 2001 was 4,282,247 and 1,999,758, respectively, and the number of “as converted” shares excluded for the nine-month periods ended September 28, 2002 and September 29, 2001 was 2,640,992 and 1,999,758, respectively.

(2)	Diluted EPS for the three- and nine-month periods ended September 28, 2002 and September 29, 2001 excludes the effect of shares issuable pursuant to employee stock options as their inclusion would be anti-dilutive. The number of employee stock option shares excluded for the three-month periods ended September 28, 2002 and September 29, 2001 was 128,391 and 50,274, respectively, and the number of employee stock option shares excluded for the nine-month periods ended September 28, 2002 and September 29, 2001 was 130,222 and 141,095, respectively.

4.	Segment Reporting

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(In thousands)
Products Group	$4,767	$6,547	$16,313	$20,662
Photonics Technology Division	1,970	1,867	5,479	7,247

Total	$6,737	$8,414	$21,792	$27,909

Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(In thousands)
Products Group	$(2,218)	$(2,402)	$(6,920)	$(7,656)
Photonics Technology Division	(167)	(976)	(1,071)	(2,038)
Corporate activities	(534)	(426)	(1,614)	(1,452)

Operating loss	(2,919)	(3,804)	(9,605)	(11,146)
Interest expense	(1,117)	(723)	(2,445)	(2,193)
Interest income	59	209	199	1,121
Other income and expense, net	135	276	350	(121)

Loss from continuing operations before income taxes	$(3,842)	$(4,042)	$(11,501)	$(12,339)

Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(In thousands)
United States	$2,619	$2,888	$9,386	$11,976
Far East	4,117	4,759	12,105	14,966
Europe	1	767	300	827
Rest of World	—	—	1	140

Total	$6,737	$8,414	$21,792	$27,909

5.	Income Taxes

      The Company accrued a tax benefit of $6.4 million for the nine-month period ended September 28, 2002. This resulted from federal tax law changes made in early 2002 that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. The Company received the $6.4 million refund early in the third quarter of 2002. The Company’s federal tax returns, and any refunds resulting from them, are subject to audit for 3 years from the date filed.

      For the three- and nine-month periods ended September 29, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. Based on

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during the three-month period ended September 29, 2001.

      The Company’s $14.5 million deferred tax asset is fully offset by a $14.5 million valuation allowance, resulting in a net deferred tax asset of zero at September 28, 2002.

6.	Convertible Note Exchange

      On July 12, 2002 the Company completed the exchange of $36,270,000 in aggregate principal amount of its 6 1/2% convertible notes due 2004 for $29,543,000 of its new 6 1/2% convertible subordinated notes due 2009 and $7,585,000 in cash, including $858,000 for accrued interest. The new 6 1/2% convertible subordinated notes due 2009 are convertible, at the holders’ option, into Intevac common shares at a conversion price of $7.00 per share. $1,275,000 in aggregate principal amount of the 6 1/2% convertible subordinated notes due 2004 remain outstanding after the closing of the exchange offer.

      In accounting for the exchange of the convertible notes, the Company wrote off $368,000 of debt issuance costs related to the Convertible Notes due 2004, reflecting the portion of such costs attributable to the convertible notes exchanged. The remaining debt issuance costs will be amortized to interest expense over the remaining life of the Convertible Notes due 2004. In connection with the exchange offer, the Company incurred $756,000 of offering costs. Of this amount, $140,000 represented the cash portion of the exchange offer and was expensed during the 3 months ended September 28, 2002. The $616,000 balance of the exchange offering costs will be amortized to interest expense over the term of the new notes. There was no gain or loss associated with this transaction as $36,270,000 of Convertible Notes due 2004 were exchanged for $36,270,000 of cash and new securities.

7.	Capital Transactions

      During the nine-month period ending September 29, 2002, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 108,020 shares were issued for which the Company received $273,000.

8.	Subsequent Events

      On October 21, 2002 the Company made a payment of $82,000 to Lawrence Livermore National Laboratory to settle an expired royalty agreement. Of the total payment, $73,000 related to product on which revenue has already been recognized as of September 28, 2002, which was recorded in cost of net revenues resulting in a decrease to earnings per share of $0.01 for the three months ending September 28, 2002. The remainder of the payment was recorded as a prepaid expense. The financial statements included in this Form 10-Q are updated from the statements that Intevac issued in a press release on October 22, 2002.

      On November 1, 2002 the Company completed the sale of its rapid thermal processing equipment business to Photon Dynamics, Inc. of San Jose, CA. Photon Dynamics paid $20.0 million cash and assumed certain liabilities. $2.0 million of the cash payment will be held in escrow for one year and is subject to a number of conditions. Photon Dynamics hired 23 of Intevac’s employees as a result of the transaction and will relocate them to Photon Dynamics’ San Jose facility.

9.	Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2002 presentation.

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

      Revenue Recognition — We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our revenue recognition policy requires that there is persuasive evidence of a sales contract, that the price is fixed, that product title has transferred, that product payment is not contingent on any factors and is reasonably assured, and that we have completed all the material tasks and deliverables required by the contract.

      Revenues for systems are recognized upon customer acceptance. For large deposition and rapid thermal processing systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at our factory and the system has been shipped. For large deposition and RTP systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site.

      There is a written acceptance and test procedure (“ATP”) for each system, which is specified in the customer purchase order. The ATP includes a detailed set of criteria that are required as a condition of customer acceptance. The ATP is typically conducted over one or more days during which the system is subjected to a number of tests to validate that the system is performing in a repeatable fashion, reliably and to specification. If material issues or problems are discovered during the ATP process, then they are corrected prior to customer acceptance.

      In the case of a direct end user sale, there are typically two ATP’s performed. The first ATP is performed at Intevac’s factory with the customer in attendance and must be approved by the customer prior to shipment of the system. The second ATP is performed after the system has been installed at the customer’s factory, again with the customer in attendance. Once the second ATP is approved by the customer, and the customer has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is recognized as a sale and revenue for the entire system is recorded.

      In the case of a shipment through a distributor, an ATP is performed at Intevac’s factory with the distributor in attendance. Upon completion of the ATP, and after the distributor has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is recognized as a sale and revenue for the entire system is recorded. The distributor then completes customer factory installation and ATP at its cost. When we believe that there may be higher than normal end-user installation and acceptance issues for systems shipped through a distributor, such as when a major new version of a product is delivered for the first time, then the acceptance and revenue recognition process follows the model described above for a direct end user sale. The primary difference in this case is that revenue recognition is dependent on the Company obtaining acceptance of the product by both its customer (the distributor) and its distributor’s customer (the end user).

      During the period that a system is undergoing customer acceptance (either distributor or end user), the value of the system remains in inventory and any payments received, or amounts invoiced, related to the system are included in customer advances. When revenue is recognized on the system, the inventory is charged to cost of net revenues, the customer advance is liquidated and the customer is billed for the unpaid balance of the system revenue.

      As of September 28, 2002 the Company reported $12.7 million of finished goods (see Note 2) which consisted of five capacity upgrades to FPD deposition systems undergoing final acceptance testing at the end user’s facility, a FPD silicon deposition system undergoing final acceptance testing at the end user’s facility, a rapid thermal processing system undergoing final acceptance testing at our customer’s factory, and a disk manufacturing system that was purchased in place by Company’s customer during the third quarter of 2002. The disk manufacturing system has not yet been delivered as the customer is still preparing their facility to accept the system. Taken as a whole, the above systems represent $16.0 million of the Company’s $30.3 million order backlog, and $14.5 million of the Company’s $19.3 million of customer advances (see Condensed Consolidated Balance Sheets).

      Revenues for technology upgrades, spare parts, consumables and prototype products built by the Photonics Technology Division are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

      We perform best efforts research and development work under various government-sponsored research contracts. Typically, for each contract, we commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. In addition, we have, from time to time, negotiated with a third party to fund a portion of our costs in return for a joint interest to our rights at the end of the contract. In the event that a particular contract over-runs its agreed upon amount, we may be liable for the additional costs.

      These contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, incentive fee, no fee and cost-sharing. The deliverables under each contract range from reports to prototype hardware. In none of the contracts is there an obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, in which case we would be reimbursed for our actual incurred costs, plus fee if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The US Government has a paid-up license to use any invention/intellectual property for government purposes only.

      Our shipping terms are customarily FOB shipping point. For systems sold directly to the end user, our obligations remaining after shipment include installation, end user factory acceptance and warranty. For systems sold to distributors, typically the distributor assumes responsibility for installation and end user customer acceptance. In some cases, the distributor will assume some or all of the warranty liability. For products other than systems, warranty is the only obligation we have after shipment.

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

Results of Operations

Three Months Ended September 28, 2002 and September 29, 2001

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays, equipment used to manufacture thin-film disks, related equipment and system components and contract research and development related to the development of electro-optical devices and systems. Net revenues decreased by 20% to $6.7 million for the three-month period ended September 28, 2002 from $8.4 million for the three-month period ended September 29, 2001. Net revenues from the Products Group declined to $4.8 million for the three-month period ended September 28, 2002 from $6.5 million for the three-month period ended September 29, 2001. The decrease in Products Group sales was due primarily to lower sales of disk manufacturing equipment during the third quarter of 2002, and, to a lesser extent, the sale of an electron beam processing system during the third quarter of 2001, partially offset by an increase in sales of flat panel manufacturing equipment in the 2002 quarter. Net revenues for the three-month periods ended September 28, 2002 and September 29, 2001 include $2.5 million and $1.8 million, respectively, of sales of Rapid Thermal Processing equipment, a product line which the Company sold in November 2002. During the third quarter of 2002, Intevac drastically reduced the size of its fabrication center and stopped accepting orders for outside business. The fabrication center contributed sales of $0.3 million in both the three-month periods ended September 28, 2002 and September 29, 2001. Net revenues from the Photonics Technology Division increased to $2.0 million for the three-month period ended September 28, 2002 from $1.9 million for the three-month period ended September 29, 2001.

      International sales decreased by 25% to $4.1 million for the three-month period ended September 28, 2002 from $5.5 million for the three-month period ended September 29, 2001. The decrease in international sales was primarily due to a decrease in net revenues from disk manufacturing and electron beam processing equipment. International sales constituted 61% of net revenues for the three-month period ended September 28, 2002 and 66% of net revenues for the three-month period ended September 29, 2001.

      Backlog. The Company’s backlog of orders for its products was $30.3 million at September 28, 2002 and $42.1 million at September 29, 2001. The reduction was primarily due to a lower backlog of flat panel deposition systems, five of which were included in fourth quarter 2001 revenues. The Company includes in backlog the value of purchase orders for its products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 20% for both the three-month periods ended September 28, 2002 and September 29, 2001.

      Products Group gross margins decreased to 20% for the three-month period ended September 28, 2002 from 32% for the three-month period ended September 29, 2001. The reduction in gross margin was due primarily to lower shipments of higher margin technology upgrades, retrofit reserves established for systems in the field and under-utilization of the factory.

      Photonics Technology Division gross margins increased to 23% in the three months ended September 28, 2002 from (22%) in the three months ended September 29, 2001. Photonics gross margins were favorably impacted by an increase in the shipment of prototype products and by a reduction in the portion of Photonics revenue generated from cost-sharing research and development contracts. The Company expects that gross margins in the Photonics Technology Division will fluctuate from quarter to quarter based on the relative mix of sales derived from prototype products, from fully funded research and development contracts and from cost-shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for flat panel manufacturing equipment, disk manufacturing equipment and research by the Photonics Technology Division. Company funded research and development expense decreased to $2.3 million for the three-month period ended September 28, 2002 from $3.8 million for the three-month period ended September 29, 2001, representing 34% and 46%, respectively, of net revenue. The decrease was primarily the result of lower spending for the development of flat panel and disk manufacturing equipment, partially offset by research and development spending in the Company’s commercial Intensified Imaging Division that was formed in the second quarter of 2002. The 2001 spending was driven by development of the MDP 200 system and a flat panel deposition system.

      Research and development expenses do not include costs of $1.4 million and $1.6 million, respectively, for the three-month periods ended September 28, 2002 and September 29, 2001 related to contract research and development performed by the Company’s Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expense for the three-months period ended September 28, 2002 also does not include costs of $0.1 million reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, legal and professional services and bad debt expense. Domestic sales and international sales of thin-film disk manufacturing products in Singapore, Malaysia and Taiwan are made by the Company’s direct sales force, whereas other international sales of thin-film disk manufacturing and other products are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia.

      Selling, general and administrative expense increased to $2.0 million for the three-month period ended September 28, 2002 from $1.6 million for the three-month period ended September 29, 2001, representing 29% and 20%, respectively, of net revenue. The increase was primarily the result of a representative commission due for the sale of a flat panel manufacturing system and an increase in selling, general and administrative personnel in the Products Group.

      Interest expense. Interest expense consists primarily of interest on the Company’s Convertible Notes. Interest expense was $1.1 million and $0.7 million, respectively, in the three-month periods ended September 28, 2002 and September 29, 2001. Interest expense increased in 2002 due to the write-off of $0.4 million of the debt issuance costs related to the Company’s convertible notes due in 2004 and the write-off of $0.1 million of the offering costs related to the convertible note exchange.

      Interest income and other, net. Interest income and other, net totaled $0.2 million and $0.5 million for the three months ended September 28, 2002 and September 29, 2001, respectively. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments. Interest income and other, net in 2001 consisted primarily of interest and dividend income on investments and foreign currency hedging gains.

      Provision for (benefit from) income taxes. For the three-month period ended September 28, 2002, the Company did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Based on management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during the three-month period ended September 29, 2001. The Company’s $14.5 million deferred tax asset is fully offset by a $14.5 million valuation allowance, resulting in a net deferred tax asset of zero at September 29, 2002.

Nine Months Ended September 28, 2002 and September 29, 2001

      Net revenues. Net revenues decreased 22% to $21.8 million for the nine months ended September 28, 2002 from $27.9 million for the nine months ended September 29, 2001. Net revenues from the Products Group decreased to $16.3 million for the nine months ended September 28, 2002 from $20.7 million for nine months ended September 29, 2001. The decrease in net revenues from the Products Group was due primarily to lower revenues in 2002 from technology upgrades and spare parts and the sale of two electron beam manufacturing systems during the nine months ended September 29, 2001, partially offset by an increase in the sales of disk and flat panel manufacturing systems in 2002. Net revenues for the nine-month periods ended September 28, 2002 and September 29, 2001 include $5.0 million and $3.3 million, respectively, of sales of Rapid Thermal Processing equipment, a product line which the Company sold in November 2002. Intevac’s fabrication center contributed sales of $0.6 million and $1.5 million in the nine month periods ended September 28, 2002 and September 29, 2001, respectively. Net revenues from the Photonics Technology Division decreased to $5.5 million for the nine months ended September 28, 2002 from $7.2 million for the nine months ended September 29, 2001. The decrease in Photonics net revenues was primarily the result of decreased contract R&D activities during 2002.

      International sales decreased 22% to $12.4 million for the nine months ended September 28, 2002 from $15.9 million for the nine months ended September 29, 2001. The decrease in international sales during the nine months ended September 28, 2002 was primarily due to a decrease in revenue from disk manufacturing and electron beam processing equipment. International sales constituted 57% of net revenues for both of the nine-month periods ended September 28, 2002 and September 29, 2001.

      Gross margin. Gross margin was 20% for the nine months ended September 28, 2002 as compared to 18% for the nine months ended September 29, 2001. Gross margin in the Products Group declined to 22% in the nine months ended September 28, 2002 from 26% in the nine months ended September 29, 2001. Products Group gross margin in the nine months ended September 28, 2002 was negatively impacted by the high initial costs to complete Intevac’s first MDP 200 system and by under-utilization of the factory. Products Group gross margin in the nine months ended September 29, 2001 was negatively impacted by the provision of a $2.4 million inventory reserve related to a custom multi-chip module system manufactured for a customer that ceased operations and by the sale of an electron beam processing system at a low gross margin.

      Photonics Technology Division gross margin increased to 14% for the nine months ended September 28, 2002 from (5%) for the nine months ended September 29, 2001 due primarily to a reduction in the portion of Photonics revenue generated from cost-sharing research and development contracts. The Company expects that gross margins in the Photonics Technology Division will fluctuate from quarter to quarter based on the relative mix of revenues derived from sales of prototype products, from fully funded research and development contracts and from cost shared research and development contracts.

      Research and development. Company funded research and development expense decreased 23% to $8.4 million for the nine months ended September 28, 2002 from $11.0 million for the nine months ended September 29, 2001, representing 39% of net revenue in each period. The decrease was primarily the result of lower spending for the development of flat panel and disk manufacturing equipment, partially offset by accelerated depreciation of $0.5 million on a disk manufacturing system that was disposed of during the second quarter of 2002 and by research and development spending in the Company’s Intensified Imaging Division that was formed in the second quarter of 2002.

      Research and development expenses do not include costs of $4.2 million and $7.1 million, respectively, for the nine-month periods ended September 28, 2002 and September 29, 2001 related to contract research and development performed by the Company’s Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.3 million and $0.4 million, respectively, in the nine-month periods ended September 28, 2002 and September 29, 2001, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense was $5.5 million and $5.1 million for the nine-month periods ended September 28, 2002 and September 29, 2001, representing 25% and 18%, respectively, of net revenue. The increase was primarily due to commissions paid on the sale of flat panel manufacturing systems.

      Interest expense. Interest expense increased to $2.4 million for the nine months ended September 28, 2002 from $2.2 million in the nine months ended September 29, 2001. The increase in interest expense was due to the write-off of $0.5 million of debt issuance and offering costs related to the successful exchange of the Company’s convertible notes due 2004.

      Interest income and other, net. Interest income and other, net totaled $0.6 million and $1.0 million for the nine months ended September 28, 2002 and September 29, 2001, respectively. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments. Interest and other income, net in 2001 consisted of a $0.8 million loss on the disposition of Pacific Gas & Electric commercial paper, which was offset primarily by interest and dividend income on other investments.

      Provision for (benefit from) income taxes. The Company accrued a tax benefit of $6.4 million for the nine-month period ended September 28, 2002. This resulted from federal tax law changes early in 2002 that increased the length of time over which losses incurred in 2001 and 2002 could be carried back from 2 years to 5 years. The Company paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. For the nine months ended September 29, 2001, the Company did not accrue a tax benefit due to the inability at that time to realize additional refunds from loss carry-backs. Based on management’s review, the Company increased its deferred tax asset valuation reserve by $1.3 million during the nine-month period ended September 29, 2001. The Company’s $14.5 million deferred tax asset is fully offset by a $14.5 million valuation allowance, resulting in a net deferred tax asset of zero at September 29, 2002.

Liquidity and Capital Resources

      The Company’s operating activities provided cash of $4.5 million for the nine months ended September 28, 2002. The cash provided was due primarily to increases in customer advances and to non-cash charges for depreciation and amortization, which were partially offset by the net loss incurred by the Company. In the nine months ended September 29, 2001, the Company’s operating activities used cash of $11.2 million due primarily to inventory increases and the net loss incurred by the Company. Lower billings during the three months ended September 28, 2002 led to a reduction in accounts receivable at that date as compared to the balance at December 31, 2001. Inventories increased slightly overall from December 31, 2001 to September 28, 2002, however the mix of inventory was quite different. At September, 28, 2002 more than half of the Company’s inventory was represented by systems undergoing installation and acceptance testing at customer sites. Work-in-progress inventory was sharply lower as fewer new systems were in production at September 28, 2002 than were in production at December 31, 2001.

      The Company’s investing activities used cash of $1.1 million for the nine months ended September 28, 2002 as a result of the purchase of fixed assets. In the nine months ended September 29, 2001, the Company’s investing activities provided cash of $29.4 million as a result of the net sale of investments, which was partially offset by the purchase of fixed assets. During the nine months ended September 29, 2001, the Company converted all of its short-term investments into cash or cash equivalents.

      The Company’s financing activities used cash of $7.2 million for the nine months ended September 28, 2002 as a result of the exchange of most of the Company’s convertible notes due 2004 for new convertible notes due 2009 and cash. Sale of the Company’s common stock to its employees through the Company’s employee benefit plans provided cash of $0.3 million in the nine months September 28, 2002. The Company’s financing activities provided cash of $0.4 million for the nine-month period ended September 29, 2001 as the result of the sale of the Company’s common stock to its employees through the Company’s employee benefit plans.

Certain Factors Which May Affect Future Operating Results

     Revenue generated by our businesses during 2003 may not provide sufficient gross profit to cover operating and interest expenses.

      A significant increase in the sales of thin-film disk manufacturing equipment and/or deposition equipment for the manufacture of flat panel displays and/or photonics based revenues will be necessary for the Company to be able to generate sufficient gross profit to offset expected operating and interest expenses of $17 million to $19 million during 2003. The majority of our revenues and gross profit have historically been derived from sales of thin-film disk manufacturing equipment and deposition and rapid thermal processing equipment for the manufacture of flat panel displays. The Company’s sales of thin-film disk manufacturing equipment have been severely depressed since the middle of 1998. While the Company believes that the thin-film disk manufacturing industry will need to make substantial investments to upgrade its productive capacity within the next year, there can be no assurance that this will happen, or that the Company will be selected to provide these upgrades. The Company sold its Rapid Thermal Processing product line to Photon Dynamics in November of 2002, a product line which accounted for $5.0 million of the Company’s net revenues during the nine month period ended September 28, 2002. Additionally, other than for products that are shipped and undergoing installation and acceptance testing, the Company has no current backlog of orders for deposition products for the manufacture of flat panel displays. Photonics Technology Division has yet to earn an annual profit. Failure to generate sufficient net revenues and gross profit in 2003 to offset operating and interest expenses would have an adverse effect on our business, net worth and cash.

     We may not have the financial resources to repurchase our convertible notes if one of certain designated events gives holders the right to require us to repurchase their notes

      Certain events give holders of our convertible notes, including both our convertible notes due 2004 (existing notes) and convertible notes due 2009 (exchange notes), the right to require us to repurchase their notes. These events include a transaction that results in a change of control, which is described very broadly, or if a termination of trading of our common stock occurs, or, in the case of the exchange notes only, a distribution to all of the holders of our common stock of all the capital stock of a subsidiary that at the time constitutes our Photonics business. If one of these designated events were to occur, we may not have enough funds to pay the repurchase price for all notes for which repurchase is requested. Any future credit agreements or other debt agreements may prohibit the repurchase, or may provide that such a repurchase constitutes an event of default under that debt agreement. If we are put in a position where one of these designated events has occurred but we are prohibited from repurchasing the exchange notes, we could seek the consent of our lenders to repurchase the existing notes or exchange notes, as the case may be, or could attempt to refinance the debt agreements. If we do not obtain the lenders consent, we could not repurchase the existing or exchange notes. Our failure to repurchase the existing notes or exchange notes would constitute an event of default under the particular indenture governing such notes, which might in turn also constitute an event of default under the terms of our other debt.

The majority of our new products address new and emerging markets.

      We have invested heavily in the development of products that address new markets. The Photonics Technology Division’s LIVAR® target identification system and low-cost low-light level camera products are designed to offer significantly improved capability to military customers. The Products Group has developed a flexible deposition tool to address growing segments of the flat panel display equipment market that is intended to displace products offered by competing manufacturers. Additionally, the Products Group’s Intensified Imaging Division is developing commercial products based on the technology developed by the Photonics Technology Division. The Photonics Technology and Intensified Imaging Divisions will require substantial further investment in sales and marketing, in product development and in additional production facilities to support the planned transition to volume sales of photonics products to military and commercial customers. There can be no assurance that we will succeed in these activities and generate significant sales of products based on our photonics technology. Failure of any of these products to perform as intended or to successfully penetrate these new markets and develop into profitable product lines would have an adverse effect on our business.

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

      After completing the exchange of our convertible notes early in the third quarter of 2002, we have $1.3 million of convertible notes due in 2004 (the “existing notes”) and $29.5 million of convertible notes due 2009 (the “exchange notes”) outstanding. The aggregate $30.8 million of notes commit us to substantial principal and interest obligations. Our significant amount of debt could harm Intevac and holders of our common stock and convertible notes in many ways, including:

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

      Our cash and cash equivalents was approximately $14.3 million as of September 28, 2002. The sale of our Rapid Thermal Processing Equipment product line in November 2002 increased our cash by approximately $18.0 million. We may need to obtain additional financing to fund our future operations, and we may seek to raise additional funds through a variety of alternative sources, including the sale of additional securities or from other financing arrangements or asset sales. Our board of directors has from time to time considered a number of possible transactions. Such transactions might include:

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

      Our ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture and market new systems, or to enhance existing systems, would have an adverse effect on our business. From time to time, we have experienced delays in the introduction of, and technical difficulties with, some of our systems and enhancements. Our future success in developing and selling equipment will depend upon a variety of factors, including our ability to accurately predict future customer requirements, technological advances, cost of ownership, our introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on our business.

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

      Over the last eleven quarters our operating loss as a percentage of net revenues has fluctuated between approximately 59% and 1% of net revenues. Over the same period our sales per quarter have fluctuated between $23.6 million and $5.9 million. We anticipate that our sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

A majority of our sales are made to international customers.

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

      We have completed multiple acquisitions as part of our efforts to expand and diversify our business. For example, our business was initially acquired from Varian Associates in 1991. Additionally, we acquired our gravity lubrication and rapid thermal processing product lines in two acquisitions. We also acquired the RPC electron beam processing business in late 1997, and subsequently closed this business. We sold the rapid thermal processing product line in November 2002. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may result in potentially dilutive issuance of equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our business.

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

      Based on the shares outstanding on September 28, 2002, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold 7% of the outstanding convertible notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our debt obligations as of September 28, 2002.

								Fair
	2002	2003	2004	2005	2006	Beyond	Total	Value

	(In thousands)
Long-term debt
Fixed rate	—	—	$1,275	—	—	$29,543	$30,818	$30,181
Average rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At September 28, 2002, we had no foreign currency forward exchange contracts.

Item 4.     Controls and Procedures

      Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. The Company was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crewmembers, the injured crewmembers and the spouses of the deceased and/or injured crewmembers. Included in the suit’s allegations were assertions that the crash was caused by defective night vision goggles. The suit named three US manufacturers of military night vision goggles, of which Intevac was one. The suit also named the manufacturer of the pilot’s helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopter. The suit claimed damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured. It is known that the Australian Army established a Board of Inquiry to investigate the accident and that one of the conclusions of the Board of Inquiry was that the accident was not caused by defective night vision goggles.

      On July 27, 2000 the Connecticut Superior Court disallowed the defendants’ motion to dismiss the lawsuit. On October 30, 2001 the Connecticut Supreme Court reversed the Superior Court’s decision and remanded the case to the trial court with the direction to grant the defendants’ motion to dismiss the suit subject to conditions already agreed to by the defendants. These conditions agreed to by the defendants include (1) consenting to jurisdiction in Australia; (2) accepting service of process in connection with an action in Australia; (3) making their personnel and records available for litigation in Australia; (4) waiving any applicable statutes of limitation in Australia up to six months from April 26, 2002, the date of dismissal of this action or for such other reasonable time as may be required as a condition of dismissing this action; (5) satisfying any judgement that may be entered against them in Australia; and (6) consenting to the reopening of the action in Connecticut in the event the above conditions are not met as to any proper defendant in the action.

      On October 21, 2002 a lawsuit was filed in Queensland, Australia by Gerard Bampton, a member of the Australian Special Air Services Regiment who was injured in the 1996 crash. Included in the suit’s allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the helicopters. Investigations made at the time of the original Durkin lawsuit lead the Company to believe that it has meritorious defenses against the new lawsuit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on the Company’s business, operating results and financial condition.

Item 2.     Changes in Securities

      In connection with the completion of the exchange offer for its 6 1/2% convertible subordinated notes due 2004 on July 12, 2002 (as further described in Note 6 of the Condensed Consolidated Financial Statements), the Company issued a total of $29,543,000 principal amount of its new 6 1/2% convertible subordinated notes due 2009. The notes are convertible into the Common Stock of the Company at a conversion price of $7.00 per share. The issuance of such securities was made in reliance on Section 3(a)(9) of the Securities Act of 1933.

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

INTEVAC, INC.

Date: November 12, 2002	By: /s/ KEVIN FAIRBAIRN Kevin Fairbairn President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2002	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

      I, Kevin Fairbairn certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intevac, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ KEVIN FAIRBAIRN
_______________________________________ Kevin Fairbairn
President, Chief Executive Officer and Director

      I, Charles B. Eddy certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intevac, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350