Form 10-K
period 2002-12-31
INTEVAC INC
filed 2003-03-13
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock (no par value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 29, 2002 was approximately $11,299,000 (based on the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 20, 2003 12,179,378 shares of the Registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

     This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “plans,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment and the ability of our products to meet these requirements; the timing of delivery and/or acceptance of our backlog for revenue; the expected features, performance and competitive advantages of products we are developing including LIVAR®, low light level sensors and cameras, Threat Detection and Identification Systems and MDP-200 upgrade systems; and the cost of complying with government regulations. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results.”

PART I

Item 1.     Business

Overview

      Intevac, Inc.’s businesses are organized into three divisions:

Equipment Products Division (“EPD”) — EPD designs, manufactures and sells complex capital equipment used to manufacture products such as thin-film disks for hard disk drives and flat panel displays.

Photonics Technology Division (“PTD”) — PTD is developing extreme low light level sensors, cameras and systems for sale to military and government markets.

Commercial Imaging Division (“CID”) — CID is developing commercial cameras and systems based on PTD technology.

      Systems sold by the Equipment Products Division (previously referred to as the Memory and Flat Panel Display Divisions) are used to deposit highly engineered thin-films of material on a substrate. Products manufactured with these systems include disks for computer hard disk drives and flat panel displays for use in consumer electronics products. These systems generally utilize proprietary manufacturing techniques and processes and operate under high levels of vacuum. The systems are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. EPD recorded sales of $27.1 million in 2002, a decrease from $42.7 million in 2001 as a result of lower sales of flat panel display manufacturing equipment. EPD’s rapid thermal processing product line, which accounted for $7.1 million of EPD’s 2002 sales, was sold to Photon Dynamics of San Jose, California in November 2002 for $20 million, which includes $2 million held in escrow. Release of the escrow is contingent upon the occurrence of certain conditions.

      The Photonics Technology Division is developing electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. Products include LIVAR® systems for detection and positive target identification at long range and extreme low light level sensors and cameras for use in military applications. PTD sales to date consist primarily of contract research and development and prototype products funded by the US government. PTD sales decreased to $6.6 million in 2002 from $8.8 million in 2001 due to a lower level of research and development contract funding in 2002.

      The Commercial Imaging Division (formerly the Intensified Imaging Division) was formed in July 2002 with the charter of developing products based on PTD technology for sale to commercial markets. To date CID’s activities have consisted of market and product development, and accounted for $1.7 million, or 9%, of Intevac’s 2002 operating expenses. CID also assumed responsibility from PTD for activities related to the development of photodiodes for use in high-speed fiber optic systems. Further development of these photodiodes, which accounted for $0.5 million of CID’s 2002 operating expenses, was suspended at the end of 2002 due to weak market conditions in the telecommunications industry.

      We were incorporated in October 1990 in California. Our principal executive offices are located at 3560 Bassett Street, Santa Clara, California 95054, and our phone number is (408) 986-9888. Our Internet home page is located at www.intevac.com; however the information in, or that can be accessed through, our home page is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Equipment Products Division

     Description of Business

      The thin-film disk deposition equipment portion of the Equipment Products Division was acquired from Varian Associates of Palo Alto, California in 1991. EPD developed a system, the MDP-250, for the deposition of magnetic films and protective overcoats onto thin-film disks used in computer hard disk drives (“HDD’s”). The MDP-250 gained wide acceptance and by the late 1990’s was being used in the manufacture of approximately half of the disks used in HDD’s worldwide. Sales of new MDP-250 systems peaked in 1997 and fell to zero by the middle of 1998 as the result of excess disk production capacity. Sales of MDP-250 systems for use in manufacturing remained depressed until the second half of 2002 when we received orders for 2 MDP-250 systems, which we delivered and recorded as revenue in 2002. Since the middle of 1998, our disk manufacturing equipment revenues have resulted primarily from the sale of R&D systems and technology upgrades, parts and service for the installed base of MDP-250 systems. We believe that there are approximately ninety MDP-250’s currently in use in production and R&D applications. We have sold both new and used MDP-250 systems in varying configurations at prices ranging from $1 million to greater than $3 million.

      The disk manufacturing industry has now consolidated into a small number of large manufacturers. We believe the majority of our active customers now utilize most of their capacity and that there is significant potential for these customers to both resume adding capacity and to upgrade the technical capability of their installed base to permit production of high density disks for perpendicular recording rather than the current longitudinal technology. However, we are not able to accurately predict when our customers will begin placing significant equipment orders again, or if they will place those orders with us, and this subjects Intevac to extreme uncertainty in projecting our 2003 revenue.

      During 2002 EPD also offered two types of products for sale for use in the manufacture of flat panel displays (“FPD’s”):

D-STAR® systems, which are used to apply thin-films onto substrates.

Rapid thermal processing systems, which are used to change the properties of a previously applied thin-film by thermally processing it at temperatures that would otherwise distort or destroy the underlying glass substrate.

      During 2002 EPD recognized $0.1 million in revenue from the sale of D-STAR® parts. As of December 31, 2002 EPD had installed upgrades on five D-STAR® systems installed in 2001 and installed one new D-STAR® system at customer factories in Japan, which had not yet been accepted by the customer or recognized as a sale by EPD. These systems accounted for $9.9 million of the inventory and $11.1 million of the backlog of orders we reported at December 31, 2002. EPD recognized $7.1 million of revenue in 2002 from the sale of rapid thermal processing systems, prior to the sale of the rapid thermal processing product line to Photon Dynamics in November 2002.

     Deposition Equipment for Disk Manufacturing

      Intevac has delivered approximately 112 MDP-250 disk manufacturing systems to customers including Fuji Electric, Fujitsu Limited, Hitachi, Komag, Maxtor, Mitsubishi, Nippon Sheet Glass, Seagate Technology, Sony and Trace Storage Technology. Intevac’s systems are used by disk manufacturers to apply thin layers of undercoats, magnetic alloys and protective overcoats to disks used in computer hard disk drives. We believe that Intevac systems are used to manufacture approximately half the worldwide supply of these disks. The mechanical design of the MDP-250 family has characteristics similar to the cluster tools widely used in semiconductor manufacturing in that each of the twelve process stations is separately vacuum pumped and vacuum isolated. The MDP-250 does not require a carrier or pallet to transport disks through the system. Rather, disks are automatically loaded into the system from cassettes, processed, and then automatically returned to the cassette. Intevac offers a number of process station options, including multiple options for the deposition of thin-films and carbon overcoats, heating stations, cooling stations and cleaning stations. Furthermore, these twelve process stations can be easily reconfigured to accommodate process changes.

      The rapid increase in areal density in computer memory storage is requiring the thin-films deposited by our MDP-250 series of equipment to become more complex. This complexity and new technologies such as perpendicular recording, are leading to the need for both new process capabilities and a need for more than twelve process stations. To answer the need for more process stations, Intevac introduced the MDP-200 series of equipment, a modular add-on system that allows manufacturers to seamlessly integrate additional process stations onto their MDP-250 system. The MDP-200 provides the capability to process disks through process stations serially or in parallel, giving manufacturers flexibility to integrate process steps with different process times. Intevac has also developed a suite of system upgrades (MDP-250B+ upgrades) that allow manufacturers to upgrade the vacuum level, speed and control systems of their installed base of MDP-250 systems.

      We have started development on a second generation stand-alone MDP-200, which is being developed to be compatible with existing media technology and next generation perpendicular media technology.

     Deposition Equipment for Flat Panel Display Manufacturing

      The manufacture of several types of flat panel displays, such as active matrix liquid crystal displays, require the deposition of thin-film layers of different materials onto a glass substrate. Intevac’s D-STAR® sputtering systems are designed to uniformly coat thin-films on substrates up to approximately one-meter square. Deposition materials include metals such as aluminum and chromium (used as conductors), silicon (for transistor applications), indium tin oxide (used as a transparent conductor) and complex oxides of materials such as magnesium and tantalum. Process modules are positioned around a central handling module designed to provide high throughput. Up to four back-to-back modules, each containing two vacuum isolated chambers, can be attached directly to the central handler unit. Additional back-to-back modules may also be attached in series to provide further process flexibility and capacity. Typically one or two modules are devoted to load/unload and the remaining positions are configured as dedicated process stations. Substrates are loaded into the system by a robot and then held on edge in a vertical orientation as they are processed. Vertical substrate handling allows for a relatively small system footprint, optimizes particulate control and reduces flexing of the substrate.

     Rapid Thermal Processing Equipment for Flat Panel Display Manufacturing

      Intevac sold its rapid thermal processing (“RTP”) product line to Photon Dynamics in November 2002. These RTP systems are used to rapidly modify the characteristics of thin-films deposited on glass substrates used in the manufacture of flat panel displays. The RTP systems employ rapid transient heating, which provides lower cost of ownership and higher throughput as compared to furnace and laser processing techniques. The RTP systems are typically used for thin-film activation after ion implant in the manufacture of low temperature polysilicon displays. Intevac’s RTP system customers included Sanyo, Sharp, Sony, Toppoly, ERSO and a joint venture of Sony and Toyota.

     Electron Beam Processing Equipment

      In December 1999, Intevac implemented a plan to terminate its electron beam product line. The plan included the delivery of the three electron beam systems on order, closure of the Hayward facility where the systems were manufactured and a $1.6 million charge related to the plan. In March 2000, we sold the electron beam business to Quemex Technology, Ltd. and Quemex assumed responsibility for Intevac’s Hayward facility. Intevac retained rights to the three systems on order, which were subsequently sold during 2000 and 2001.

     Distribution

      Domestic equipment sales are made by EPD’s direct sales force. International sales are made either by EPD’s direct sales force, or by distributors and representatives that provide services such as sales, installation, warranty and customer support. Intevac also has a subsidiary in Singapore to support EPD’s customers in Southeast Asia. Through the second quarter of 2000, we marketed our flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 Intevac and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo, which became a distributor of EPD’s flat panel products, and shut down the operations of IMAT.

      The selling process for EPD’s products is a multi-level and long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making samples for the prospective customer and responding to individual needs for moderate levels of machine customization. Installing and integrating new equipment requires a substantial investment by a customer. Sales of EPD’s systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Therefore, customers often require a significant number of product presentations and demonstrations before making a purchasing decision. Accordingly, EPD’s systems typically have a lengthy sales cycle, during which EPD may expend substantial funds and management time and effort with no assurance that a sale will result.

     Competition

      The principal competitive factors affecting the markets for EPD’s products include price, product performance and functionality, integration and manageability of products, customer support and service, reputation and reliability. EPD’s products experience intense competition worldwide from competitors including Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which have sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than Intevac. There can be no assurance that EPD’s competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter EPD’s markets and develop such enhanced products.

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

     Backlog

      EPD’s backlog was $15.0 million and $26.5 million at December 31, 2002 and December 31, 2001, respectively. Sales of RTP systems in 2002 and the sale of the rapid thermal processing product line accounted for $7.4 million of the decrease. The balance of the decrease resulted from a lower backlog of disk manufacturing equipment. The majority of this backlog is scheduled for delivery and/or acceptance during the first half of 2003. $11.1 million of the backlog at December 31, 2002 relates to a D-STAR® system and a number of D-STAR® upgrades that are installed at the customer’s site and undergoing final installation and acceptance testing. The balance of the backlog consists of parts and upgrades for disk manufacturing equipment. Intevac includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates. The equipment requirements of Intevac’s customers cannot be determined with accuracy, and therefore our backlog at any certain date may not be indicative of future demand for Intevac’s products.

     Customer Support

      EPD provides process and applications support, customer training, installation, start-up assistance and emergency service support to its customers. Process and applications support is provided by EPD’s equipment process engineers, who also visit customers at their plants to assist in process development projects. Intevac conducts training classes for process engineers, machine operators and machine service personnel. Additional training is also given during the machine installation.

      EPD generally provides a one-year warranty on its equipment. During this warranty period any necessary non-consumable parts are supplied and installed. Intevac employees provide field service support primarily in the United States, Singapore and Malaysia. In other countries, field service support is provided by Intevac’s distributors and sales representatives, supplemented by Intevac factory support. Intevac and its distributors stock consumables and spare parts to support the installed base of systems. These parts are generally available on a 24-hour per day basis.

     Manufacturing

      All of Intevac’s EPD manufacturing is conducted at its facility in Santa Clara, California. EPD’s manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of the sputter sources and system assembly, alignment and testing. Intevac makes extensive use of the infrastructure serving the semiconductor equipment business. EPD purchases vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry and custom mechanical parts made by forging, machining and welding. Until its closure in September 2002, EPD’s fabrication center manufactured a portion of the fabricated parts used in EPD products and also fabricated parts for commercial customers. We plan during 2003 to replace the fabrication center with a smaller model shop that will support Intevac’s engineering departments and make some of the parts used in Intevac products.

     Working Capital

      The production of large complex systems requires EPD to make significant investments in inventory both to fulfil customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. EPD typically requires its customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the system price billed upon shipment, and the balance of the system price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances pending revenue recognition. EPD also maintains an inventory of spare parts at our Singapore subsidiary to support our customers in Singapore and Malaysia. EPD’s inventories at December 31, 2002 and December 31, 2001, respectively, were $15.1 million and $21.0 million. EPD’s accounts receivable at December 31, 2002 and December 31, 2001, respectively, were $3.3 million and $6.4 million. EPD’s customer advances at December 31, 2002 and December 31, 2001, respectively, were $12.3 million and $13.5 million.

Photonics Technology Division

     Description of Business

      The Photonics Technology Division’s products have been developed by a team that initially began working together in the 1980’s in the Varian central research labs and night vision business unit. When Intevac was formed in 1991, it acquired Varian’s night vision business, and the related Varian central research lab activities and technology. The central research lab group became part of the R&D department for Intevac’s night vision business and continued to develop Intevac’s photocathode technology. In 1995, Intevac sold its night vision business to Litton Industries. However, the technical team remained at Intevac and formed PTD. Since 1995 PTD has been further developing its technology, with the majority of its activities being funded by

R&D contracts from the United States Government and its contractors. During this period PTD has also worked collaboratively with other research organizations, including Stanford University, Lawrence Livermore National Laboratory and The Charles Stark Draper Laboratory. PTD is developing electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. Products include LIVAR® systems for positive target identification at long range and extreme low light level sensors and cameras for use in military applications.

     LIVAR® Sensor Technology

      PTD develops and manufactures compact electro-optical sensors that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. One of these sensors is an Electron Bombarded Charge Coupled Device (“EBCCD”) which was originally developed under a cost-sharing Technology Development Agreement with the Defense Advanced Research Projects Agency (“DARPA”) from 1996 to 1998. The sensor consists of a photocathode integrated with a charge-coupled device (“CCD”) imager. When photons strike the photocathode, electrons are emitted and electrically accelerated. The electrons then illuminate the CCD imager, which in turn outputs a high resolution, low noise video signal. These devices are extraordinarily sensitive to infrared light with wavelengths just beyond the visible spectrum and are used in PTD’s LIVAR® target identification system.

     EBAPS® Sensor Technology

      A second type of sensor incorporates the same basic technology described above; however, the module contains a Complementary Metal-Oxide-Semiconductor (“CMOS”) imager instead of a CCD chip. This Electron Bombarded Active Pixel Sensor (“EBAPS®”) imager development was initially funded under a cost sharing project awarded to Intevac by the National Institute of Standards and Technology. This EBAPS® imager has comparable sensitivity to generation three night vision technology, but in a more compact package that offers video rate digital output, rather than the direct view “green glow” image provided by traditional night vision tubes. PTD’s objective is to reduce the cost of the EBAPS® sensor to significantly less than the cost of a traditional generation three night vision device. At this cost we believe that large available markets for military head mounted displays, homeland defense, law enforcement and commercial security applications can be addressed. Late in 2002 PTD was awarded an $860,000 contract from Science Application International Corporation (“SAIC”) to develop a prototype miniature camera based on its EBAPS® technology for head mounted display applications for the US Army.

     LIVAR® System Technology

      Intevac integrated its EBCCD sensor with a laser illuminator to create its Laser Illuminated Viewing and Ranging system (“LIVAR®”). The LIVAR® system is similar to RADAR, but with a number of improvements. The illuminator is an eye safe laser, rather than a microwave source, and the reflected signal is displayed as a digital video image, rather than as a blip. This enables real time, high-resolution imagery for target identification at much longer ranges than was previously possible.

      The potential benefit of the LIVAR® system is clear for military conflicts like those in Kosovo and Afghanistan. In such conflicts, casualties to US servicemen are politically unacceptable, and it is preferable for aircraft to operate at high altitudes where they are relatively safe from ground launched missile attacks. It is also unacceptable to inflict collateral damage to the other sides’ civilians or to other untargeted assets. However, these goals are mutually exclusive unless capability exists for positively identifying potential targets from long ranges.

      Currently the military uses several means for target location and identification including forward-looking infrared systems and RADAR. While these systems can detect targets at relatively long ranges, the resolution is poor, and positive identification is difficult, or impossible. The LIVAR® system complements existing FLIR and RADAR technology and enables long-range target identification in addition to target detection.

     LIVAR® Products

      The first military program planning the widespread deployment of LIVAR® was approved late in 2001. PTD is under contract for the development phase of the program, and limited production is expected to commence in late 2003.

      Early in 2002 PTD delivered a manportable LIVAR® demonstrator unit to the US Army. Later in 2002 PTD announced the LIVAR 2200 product line which was derived from the original Army prototype system. The LIVAR 2200 is a man-portable, tripod mounted system.

      PTD is also under contract from DRS Sensor Systems, Inc. to integrate LIVAR® into the Army’s Cost Effective Targeting System (“CETS”). CETS is an autonomous gimbal-mounted sensor suite for unmanned ground vehicles.

      PTD cameras utilizing LIVAR® technology have been designed into the Airborne Laser (“ABL”) system being developed by a team consisting of the US Air Force, Boeing, Lockheed Martin and TRW. The ABL is an airborne system designed to shoot down missiles at ranges of up to 200 kilometers with high power lasers. Each ABL system includes three Intevac LIVAR® cameras, which are used to provide targeting data to the laser. The first ABL-equipped prototype flew in 2002, and field deployment of the ABL system is currently scheduled for 2008.

     Customers

      PTD’s contracts are generally issued by a government agency or by companies working under government contract. PTD’s customers include Advanced Scientific Concepts, DRS Sensors Systems, Lockheed Martin, Northrop Grumman, Raytheon, SAIC and the US Army Communications-Electronics Command (“CECOM”). PTD’s customers generally develop systems, which incorporate PTD’s products, over very long periods of time, generally a number of years, after which they begin production, provided the system development is successfull and production is funded by the contracting agency. PTD’s primary objective is to secure production subcontracts once its customers’ products have reached the production stage. Long term growth in PTD revenues and profits is dependent on PTD developing a production business in which the majority of revenue is derived from the sale of products, rather than from contract research and development.

     Distribution

      PTD markets directly to its customers and its selling process involves the solicitation of contracts and subcontracts from government agencies and from government contractors and subcontractors. A majority of contracts are bid at cost plus a fee, other contracts are bid at a fixed price, and some contracts are bid on a cost-sharing basis. The sales process involves government procurement regulations and sales are dependent on the continuing availability of government funding for our research programs. Future production orders for Intevac’s military products are dependent on future government funding of weapons systems that utilize Intevac products such as LIVAR®.

     Competition

      Competitors exist for our products and a number of these competitors have greater resources than Intevac. For example, ITT Industries and Northrop Grumman, who are large and well-established defense contractors, are the primary U.S. manufacturers of generation three night vision devices and their derivative products. Our extreme low light level cameras are intended to displace some generation three night vision based products and we expect that ITT Industries and Northrop Grumman will continue to enhance the performance of their products and aggressively promote continued sales of their products. There are also a number of international companies that manufacture night vision devices and products with a varying range of performance and price that may compete with our products. Furthermore, Raytheon, Lockheed Martin, FLIR Systems and Wescam manufacture cooled infrared systems. Our LIVAR® target identification products will compete with these cooled infrared systems and target detection and identification systems offered by these and other manufacturers. In order to effectively compete with these manufacturers, Intevac will need to develop products on a cost-effective and timely basis that will offer attractive features and pricing relative to the products offered by our competitors.

      Additionally, we expect that the sales of most of our products will be made through subcontracts to primary contractors. The degree of gross profit that can be generated under a subcontract is a function of the relative proportion of the primary contractor’s end product that we manufacture under our subcontract. This relative proportion is negotiated on a contract by contract basis. For example, in a LIVAR® system, if we only provide the LIVAR® sensor and related electronics, then our revenue and gross profit will be less than if we provide the sensor and related electronics, the laser illuminator, the lens, the display and the integration of these and any other necessary components.

     Backlog

      PTD’s backlog was $3.2 million and $4.1 million at December 31, 2002 and December 31, 2001, respectively. PTD’s backlog consists primarily of research contracts. Many of PTD’s research contracts are multiyear programs, which are released in multiple phases. PTD only includes in backlog the portion of each program that has been funded, and whose funding has been released to PTD by the contracting agency. The majority of PTD’s backlog at December 31, 2002 is scheduled for completion during the first half of 2003.

     Manufacturing

      PTD’s research and manufacturing operations are located in approximately 26,000 square feet of space at Intevac’s Santa Clara headquarters. Laboratories and clean room facilities account for approximately 15,000 square feet of this space. PTD’s manufacturing operations include the manufacture of advanced photocathodes and sensors, lasers, cameras and integrated camera systems. PTD makes extensive use of advanced manufacturing techniques and equipment, and its operations include vacuum, electromechanical and optical system assembly. PTD makes use of the infrastructure serving the semiconductor, camera and optics manufacturing industries. In manufacturing its sensors, PTD purchases wafers, components, processing supplies and chemicals. In manufacturing its camera systems, PTD purchases printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers.

     Working Capital

      PTD generally invoices its R&D customers either as costs are incurred, or as program milestones are achieved, depending upon contract terms. As a government contractor, PTD invoices customers using estimated annual rates approved by the Defense Contracts Audit Agency (“DCAA”). A majority of PTD’s contracts are Cost Plus Fixed Fee (“CPFF”) contracts. 15% of the “Fee” on any CPFF contract is withheld pending completion of the program and DCAA’s annual audit of Intevac’s actual rates. The withheld portion of the Fee is included in accounts receivable and totaled $157,000 as of December 31, 2002 and $125,000 as of December 31, 2001. PTD’s accounts receivable at December 31, 2002 and December 31, 2001, respectively, were $1.7 million and $1.7 million. PTD’s inventory consists of component parts used in the manufacture of its sensors, material, labor and overhead charged to research and development contracts that has not yet been billed to the customer and LIVAR® parts and assemblies. PTD’s inventories at December 31, 2002 and December 31, 2001, respectively, were $0.8 million and $0.7 million.

Commercial Imaging Division

     Description of Business

      The Commercial Imaging Division (formerly the Intensified Imaging Division) was formed in July 2002 with the charter of developing commercial products based on PTD technology. CID’s initial product offerings will include low light level video cameras and Threat Detection and Identification Systems (“TDIS”).

      To date CID’s activities have consisted of market and product development and accounted for $1.7 million, or 9%, of Intevac’s 2002 operating expenses. CID also assumed responsibility from PTD for activities related to the development of photodiodes for use in high-speed fiber optic systems. Future development of these photodiodes, which accounted for $0.5 million of CID’s 2002 operating expenses, was suspended at the end of 2002 due to weak market conditions in the telecommunications industry. Existing photodiode products remain available for sale to customers.

     Products

      CID expects to begin the manufacture and sale of commercial products in the second half of 2003. During 2002 CID began development efforts on core camera modules that will serve as the basis for CID products. Starting with low light level compact video cameras targeting closed circuit television (“CCTV”) systems, CID plans to offer generation III capability at a significantly lower price. In addition, networked cameras will be introduced to leverage communication infrastructure, providing customers with remote monitoring.

      Building on PTD’s LIVAR® technology, CID plans to announce its Threat Detection and Identification Systems product line later in 2003. CID’s TDIS systems plan to harness the long-range capabilities of active eye safe imaging developed by PTD, coupled with the latest digital processing and communication developments. The TDIS systems plan to offer scaleable solutions to government and private industry customers that require surveillance for large outdoor areas and perimeters, such as borders, ports, airports and water districts. These systems are expected to offer cost benefits over today’s conventional CCTV solutions. CID is developing systems for medium-range applications (up to one kilometer) to very long-range applications (up to 3 kilometers) which are expected to allow customers to identify threats with high-resolution imagery while minimizing false alarms.

     Distribution

      CID plans to distribute its products through direct sales, value-added resellers and by teaming with complementary large companies that have established distribution networks in place. CID’s near term focus targets direct sales to government agencies responsible for securing the nation’s infrastructure and transportation systems. To date, CID has directly approached several agencies that report to the Department of Homeland Security with proposals to act as the primary contractor for medium to large area surveillance systems.

     Competition

      Well established competitors exist for CID’s products and a number of these competitors have greater resources than Intevac. CID’s products will sell in competition with products derived from military night vision tube technology and produced by companies such as ITT Industries, with uncooled forward looking infrared cameras and other target detection and identification systems produced by companies such as FLIR Systems and Wescam, with products based on electron multiplied charge coupled devices manufactured by companies such as E2V and Texas Instruments, and with color CCTV cameras offered by numerous manufacturers that are less expensive, but offer significantly less low light capability. In order to effectively compete with these manufacturers, CID will need to develop products on a cost-effective and timely basis that will offer attractive features and pricing relative to the products offered by our competitors.

     Backlog

      CID had no backlog as of December 31, 2002.

     Manufacturing

      The EPD and PTD manufacturing organizations will initially manufacture CID’s products.

     Working Capital

      CID had no inventory, accounts receivable or customer advances at December 31, 2002.

Research and Development

      Intevac’s products serve markets characterized by rapid technological change and evolving industry standards. Intevac routinely invests substantial amounts in research and development and expects to continue an active development program. Our research and development expenses were $10.8 million, $14.5 million and $10.6 million, respectively, in 2002, 2001, and 2000. Research and development expenses represented 32%, 28% and 29%, respectively, of net revenues in 2002, 2001 and 2000. Research and development spending declined during 2002 as the result of the completion during 2001 of the design activities related to development of the D-STAR®, RTP and MDP-200 platforms, partially offset by an increase in CID and PTD research and development.

      Research and development expenses do not include costs of $5.2 million, $8.0 million and $6.0 million in 2002, 2001 and 2000, respectively, related to PTD contract research and development which are included in cost of goods sold. Research and development expenses also do not include costs of $0.3 million, $0.5 million and $0.7 million incurred by EPD in 2002, 2001 and 2000, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment.

Customer Concentration

      Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers. In 2002, Seagate, Toppoly, and the US Army Communications-Electronics Command each accounted for more than 10% of Intevac’s consolidated revenues, and in aggregate accounted for 74% of net revenue. In 2001, equipment sales through Matsubo, our Japanese distributor, accounted for 49% of net revenues. In 2000, MMC Technology, Seagate, Westt and Matsubo each accounted for more than 10% of Intevac’s consolidated revenues and in aggregate accounted for 56% of net revenues. Intevac’s largest customers change from period to period, and it is expected that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future.

      Foreign sales accounted for 52% of revenues in 2002, 73% of revenues in 2001, and 27% of revenues in 2000. The majority of Intevac’s foreign sales are to companies in the Far East and we anticipate that sales to customers in the Far East will continue to be a significant portion of our EPD revenues.

Patents and Licensing

      Intevac currently holds 28 patents issued in the United States and 26 patents issued in foreign countries, and has patent applications pending in the United States and foreign countries. Of the 28 U.S. patents, 15 relate to disk and flat panel equipment and 13 relate to photonics. Of the foreign patents, 13 relate to disk equipment and flat panel equipment and 13 relate to photonics. In addition, Intevac has the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, Lawrence Livermore Laboratories and Alum Rock Technology.

Employees

      At December 31, 2002, Intevac had 136 employees, including 4 contract employees. 71 of these employees were in research and development, 33 in manufacturing, and 32 in administration, customer support and marketing. Of the 136 employees, 69 were in EPD, 38 were in PTD, 13 were in CID and 16 were in Corporate.

Compliance with Environmental Regulations

      We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocate the cost of these activities to all functions, except where the cost of those activities can be isolated and charged to a specific function. We believe the environmental standards and regulations promulgated by government agencies in Santa Clara, California are rigorous and set a high standard of compliance for Intevac. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in Santa Clara, California.

Certain Factors Which May Affect Future Operating Results

Revenue generated by our businesses during 2003 may not provide sufficient gross profit to cover operating and interest expenses.

      A significant increase in the sales of disk manufacturing equipment and/or deposition equipment for the manufacture of flat panel displays and/or photonics-based revenues will be necessary for Intevac to be able to generate sufficient gross profit to offset expected operating and net interest expenses during 2003. The majority of our revenues and gross profit have historically been derived from sales of disk manufacturing equipment and deposition and rapid thermal processing equipment for the manufacture of flat panel displays. Our sales of disk manufacturing equipment have been severely depressed since the middle of 1998. While we believe that the disk manufacturing industry will need to make substantial investments to upgrade its productive capacity, the timing of this investment is uncertain and there can be no assurance that it will happen, or that we will be selected to provide these upgrades. We sold our rapid thermal processing product line to Photon Dynamics in November 2002, a product line which accounted for $7.1 million of our net revenues during 2002. Additionally, other than for products that are already shipped and undergoing installation and acceptance testing, we have no current backlog of orders for deposition products for the manufacture of flat panel displays. PTD has yet to earn an annual profit. Failure to generate sufficient net revenues and gross profit in 2003 to offset operating and interest expenses would have an adverse effect on our business, net worth and cash.

We sell our equipment products to a small number of large customers. Competition is intense and loss of one of those customers would significantly reduce potential future revenues.

      We experience intense competition in EPD. For example, our disk and flat panel products experience competition worldwide from competitors including Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products. Accordingly, competition for our customers is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract our customers or retain existing customers. The loss of any one of our large customers would significantly reduce potential future revenues.

We may not have the financial resources to repurchase our convertible notes if one of the events giving holders the right to require us to repurchase their notes occurs.

      Certain events give holders of our convertible notes, including both our convertible notes due 2004 (“2004 Notes”) and convertible notes due 2009 (“2009 Notes”), the right to require us to repurchase their notes. These events include the termination of trading of our common stock or a transaction that results in a change in control (which includes a person acquiring beneficial ownership of greater than 50% of our shares, a merger or consolidation, the sale of all or substantially all of our assets, or a change in the majority of our directors). In the case of the 2009 Notes only, a distribution to our common stock holders of all the capital stock of a subsidiary that at the time constitutes our Photonics business will also give the holders of the 2009 Notes the right to require us to repurchase their 2009 Notes. If one of these designated events were to occur, we may not have enough funds to pay the repurchase price for all notes for which repurchase is requested. Moreover, any future credit agreements or other debt agreements may prohibit such a repurchase, or may provide that such a repurchase constitutes an event of default under that debt agreement. If we are put in a position where one of these designated events has occurred but we are prohibited from repurchasing the notes, we could seek the consent of our lenders to repurchase the notes in question, or could attempt to refinance the debt agreements. If we do not obtain the lenders consent, we could not repurchase the notes, which would constitute an event of default under the particular indenture governing those notes, which might in turn also constitute an event of default under the terms of our other debt.

The majority of our future revenue is dependent on new products. If these new products are not successful, then our results of operations will be severely impacted.

      We have invested heavily, and continue to invest, in the development of new products. PTD’s LIVAR® target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. EPD’s D-STAR® deposition tool for flat panel display manufacturing is intended to displace products offered by competing manufacturers. EPD continues to invest heavily to develop products for the thin-film disk manufacturing industry. CID is developing commercial products based on the technology developed by PTD. These businesses will require substantial further investment in sales and marketing, in product development and in additional production facilities. There can be no assurance that we will succeed in these activities and generate significant sales of products. Failure of any of these products to perform as intended, to penetrate their markets and develop into profitable product lines would have an adverse effect on our business.

Demand for capital equipment is cyclical, which subjects our business to long periods of depressed revenues interspersed with periods of unusually high revenues.

      EPD sells equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. When supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by us will be unusually high, and that in other years sales of new systems by us will be severely depressed. Sales of systems for thin-film disk production have been severely depressed since the middle of 1998, and continue to be depressed. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on our business.

Our significant amount of debt could have a negative effect on us and on our security holders.

      We have $1.0 million of convertible notes due in 2004 and $29.6 million of convertible notes due in 2009 outstanding. The aggregate $30.6 million of convertible notes commits us to substantial principal and interest obligations. Our significant amount of debt could harm Intevac and holders of our common stock and convertible notes in many ways, including:

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

      Our ability to meet our debt service obligations will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to business, financial and economic factors beyond our control.

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

      We may need to obtain additional financing to fund our future operations, and we may seek to raise additional funds through a variety of alternative sources, including the sale of additional securities or from other financing arrangements or asset sales. Our board of directors has from time to time considered a number of possible transactions. Such transactions might include:

•	selling off a portion of our assets to raise additional capital;

•	undertaking a rights offering to obtain financing from our existing shareholders;

•	attempting to raise additional equity through public or private offerings;

•	attempting to raise additional debt financing; or

•	obtaining a line of credit.

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

Our business is subject to rapid technical change, which requires us to continually develop new products in order to sustain and grow our revenue.

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

      EPD systems have a large number of components and are highly complex. We may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Such delays could lead to rescheduling of orders in backlog or, in extreme situations, to cancellation of orders. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer. In some instances, we depend upon a sole supplier or a limited number of suppliers for complex components or sub-assemblies utilized in our products. Any of these factors could adversely affect our business.

The sales of our disk and flat panel products are dependent on substantial capital investment by our customers, far in excess of the cost of our products.

      The purchase of our systems, and the purchase of other related equipment and facilities, requires extremely large capital expenditures by our customers. These costs are far in excess of the cost of our systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they be willing to invest that capital over long periods of time to be able to purchase our equipment. Some of our potential customers, particularly those that would otherwise purchase our disk manufacturing products, may not be willing, or able, to make the magnitude of capital investment required.

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

      From time to time, we have received claims that we are infringing third parties’ intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by us with respect to current or future patents, trademarks, or other proprietary rights relating to our products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Any of the foregoing could have an adverse effect upon our business.

Our operating results fluctuate significantly.

      Over the last eight quarters our operating loss as a percentage of net revenues has fluctuated between approximately 59% and 1% of net revenues. Over the same period our sales per quarter have fluctuated between $23.6 million and $6.7 million. We anticipate that our sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

A significant portion of our sales are made to international customers.

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

      We generally quote and sell our products in US dollars. However, for some Japanese customers, we have quoted and sold our products in Japanese Yen. From time to time, we have entered into foreign currency contracts in an effort to reduce the overall risk of currency fluctuations to our business. However, there can be no assurance that the offer and sale of products denominated in foreign currencies, and the related foreign currency hedging activities will not adversely affect our business.

      Our two principal competitors for disk deposition equipment are based in foreign countries and have cost structures based on foreign currencies. Accordingly, currency fluctuations could cause the price of our products to be more, or less, competitive than these competitors’ products. Currency fluctuations will decrease, or increase, Intevac’s cost structure relative to those of our competitors, which could impact our competitive position.

We expect the market price of our common stock and convertible notes to be volatile.

      The market price of our common stock has experienced both significant increases in valuation and significant decreases in valuation, over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock and convertible notes. Our common stock is not heavily traded in the market, with daily volume averaging approximately 8,000 shares in 2002. As a result, any attempt by a shareholder to either acquire or dispose of a significant position in our stock could cause significant fluctuations in the price of the shares.

We routinely evaluate acquisition candidates and other diversification strategies.

      We have completed multiple acquisitions as part of our efforts to expand and diversify our business. For example, our business was initially acquired from Varian Associates in 1991. We acquired our gravity lubrication and rapid thermal processing product lines in two acquisitions. We also acquired the RPC electron beam processing business in late 1997, and subsequently closed this business. We sold the rapid thermal processing product line in November 2002. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our business.

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

      Based on the shares outstanding on December 31, 2002, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold in aggregate 7% of the outstanding convertible notes.

Item 2.     Properties

      Intevac leases a 119,583 square foot facility in Santa Clara, California. The two-story facility includes offices, manufacturing, engineering labs and clean rooms. All of Intevac’s operations, with the exception of our Singapore customer support office, are housed at the Santa Clara facility. As of December 31, 2002 approximately 20,600 square feet of the facility previously occupied by our fabrication center was not being utilized. Additionally, a portion of the facility dedicated to the Equipment Products Division manufacturing operations was significantly underutilized. The costs related to these underutilized spaces are included in selling, general and administrative expense, and totaled $198,000 and $0, respectively, in 2002 and 2001. If the utilization rate of the facility continues at the same level as at the end of 2002, then approximately $1.1 million of excess facility cost will be included in 2003 selling, general and administrative expense. The lease for the Santa Clara facility expires in March 2007. Intevac has an option to extend the lease for an additional five-year period, with a monthly base rent to be negotiated by Intevac and the lessor. If Intevac and the lessor are unable to reach agreement with respect to such monthly base rent, an appraisal process set forth in the lease will determine the monthly base rent for the extension. Intevac also leases a facility of approximately 2,400 square feet in Singapore to house the Singapore customer support organization. This lease expires in December 2003. Intevac believes that its current facilities are suitable and adequate for its current and foreseeable operations. Intevac operates with one full manufacturing shift and one partial manufacturing shift. Intevac believes that it has sufficient productive capacity to meet its current needs.

Item 3.     Legal Proceedings

      On June 12, 1996 two Australian Army Black Hawk Helicopters collided in midair during nighttime maneuvers. Eighteen Australian servicemen perished and twelve were injured. Intevac was named as a defendant in a lawsuit related to this crash. The lawsuit was filed in Stamford, Connecticut Superior Court on June 10, 1999 by Mark Durkin, the administrator of the estates of the deceased crewmembers, the injured crewmembers and the spouses of the deceased and/or injured crewmembers. Included in the suit’s allegations were assertions that the crash was caused by defective night vision goggles. The suit named three US manufacturers of military night vision goggles, of which Intevac was one. The suit also named the manufacturer of the pilot’s helmets, two manufacturers of night vision system test equipment and the manufacturer of the helicopters. The suit claimed damages for 13 personnel killed in the crash, 5 personnel injured in the crash and spouses of those killed or injured. It is known that the Australian Army established a

Board of Inquiry to investigate the accident and that one of the conclusions of the Board of Inquiry was that the accident was not caused by defective night vision goggles.

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

      On October 21, 2002 a lawsuit was filed in Queensland, Australia by Gerard Bampton, a member of the Australian Special Air Services Regiment who was injured in the 1996 crash. Included in the suit’s allegations are assertions that the crash was caused by defective night vision goggles. The suit names three US manufacturers of military night vision goggles, of which Intevac was one. The suit also names the manufacturer of the helicopters. Investigations made at the time of the original Durkin lawsuit lead us to believe that we have meritorious defenses against the new lawsuit. However, there can be no assurance that the resolution of the suit will not have a material adverse effect on our business, operating results and financial condition.

Item 4.     Submission of Matters to a Vote of Security-Holders

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS AND DIRECTORS

      Certain information about Intevac’s directors and executive officers is listed below:

Name	Age	Position

Executive Officers and Directors:
Norman H. Pond	64	Chairman of the Board
Kevin Fairbairn	49	President, Chief Executive Officer and Director
Verle Aebi	48	President of Photonics Technology Division
Charles B. Eddy III	52	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
David Dury(1)	54	Director
Robert D. Hempstead(1)(2)	59	Director
David N. Lambeth(2)	55	Director
Robert Lemos(1)	62	Director
H. Joseph Smead	77	Director
Other Key Officers:
Kimberly Burk	37	Human Resources Director
Daniel Gentry	56	Vice President and General Manager of Equipment Products Division
Stephen Gustafson	31	Director, Product Operations, Photonics Technology Division
Timothy Justyn	40	Vice President, Operations, Equipment Products Division
Christopher Lane	36	Vice President and General Manager of Commercial Imaging Division

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

      Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. Mr. Pond served as President and Chief Executive Officer from February 1991 until July 2000 and again from September 2001 through January 2002. Mr. Pond holds a BS in physics from the University of Missouri at Rolla and a MS in physics from the University of California at Los Angeles.

      Mr. Fairbairn joined Intevac as President and Chief Executive Officer in January 2002 and was appointed a Director of the Company in February 2002. Before joining Intevac, Mr. Fairbairn was employed by Applied Materials from July 1985 to January 2002, most recently as Vice-President and General Manager of the Conductor Etch Organization with responsibility for the Silicon and Metal Etch Divisions. From 1996 to 1999, Mr. Fairbairn was General Manager of Applied’s Plasma Enhanced Chemical Vapor Deposition Business Unit and from 1993 to 1996, he was General Manager of Applied’s Plasma Silane CVD Product Business Unit. Mr. Fairbairn holds a MA in Engineering Sciences from Cambridge University.

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

      Mr. Dury has served as a Director of Intevac since July 2002. Mr. Dury is a co-founder of Mentor Capital Group, a venture capital firm. From 1996 to 2000, Mr. Dury served as Senior Vice-President and Chief Financial Officer of Aspect Development, a software development firm. Mr. Dury holds a BA in psychology from Duke University and an MBA from Cornell University.

      Dr. Hempstead has served as a Director of Intevac since March 1997 and served as Chief Operating Officer of Intevac from April 1996 through June 1999. Dr. Hempstead served as Chief Technology Officer at Veeco Instruments from December 1999 to December 2002. Dr. Hempstead is currently a self-employed consultant. Dr. Hempstead holds a BS and MS in electrical engineering from the Massachusetts Institute of Technology and a Ph.D. in physics from the University of Illinois.

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

      Mr. Lemos has served as a Director of Intevac since August 2002. Mr. Lemos retired from Varian Associates, Inc. in 1999 after 23 years, including serving as Vice-President and Chief Financial Officer from 1988 to 1999. Mr. Lemos has a BS in Business from the University of San Francisco, a JD in law from Hastings College and a LLM in law from New York University.

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

      Ms. Burk has served as Human Resources Director of Intevac since May 2000. Prior to joining Intevac, Ms. Burk served as Human Resources Manager of Moen, Inc., from 1999 to 2000 and served as Human Resources Manager of Lawson Mardon from 1994 to 1999. Ms. Burk holds a BS in Sociology from Northern Illinois University.

      Mr. Gentry has served as the General Manager of the Equipment Products Division of Intevac since 2002. Mr Gentry joined Intevac in March 1991 and has served as Sales and Marketing Manager for the Company’s memory and flat panel equipment products. Mr. Gentry was elected a Vice-President of the Company in September 1995. Mr. Gentry holds a BS and MS in Electrical Engineering from the Massachusetts Institute of Technology and a MBA from Harvard University.

      Mr. Gustafson has served as Director of Product Operations of Intevac since May 2002. Before joining Intevac, from 1995 to May 2002, Mr. Gustafson was employed by Applied Materials as a Sr. Operations Manager in the Conductor Etch Organization. Mr. Gustafson holds a BA in Humanities from San Jose State University.

      Mr. Justyn has served as Vice President, Operations of Intevac since April 1997. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in Chemical Engineering from the University of California, Santa Barbara.

      Mr. Lane has served as General Manager of the Commercial Imaging Division since he joined Intevac in July 2002 and was elected a Vice-President in February 2003. Before joining Intevac, from 1990 to July 2002, Mr. Lane was employed by Applied Materials, most recently as Director of Engineering, CVD and Etch in the Conductor Etch Organization. Mr. Lane holds a BS in Mechanical Engineering, a MS in Engineering Management and a MBA, all from California Polytechnic State University at San Luis Obispo.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Intevac’s Common Stock commenced trading on the NASDAQ National Market on November 21, 1995 and is traded under the symbol “IVAC.” As of December 31, 2002, there were approximately 2,000 holders of record of the Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market.

	High	Low

Fiscal 2001
First Quarter	$5.890	$3.500
Second Quarter	$5.950	$4.400
Third Quarter	$4.980	$1.950
Fourth Quarter	$4.240	$2.380
Fiscal 2002
First Quarter	$4.390	$2.380
Second Quarter	$5.110	$2.500
Third Quarter	$4.250	$2.060
Fourth Quarter	$4.000	$3.490

Dividend Policy

      Intevac currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s equity compensation plans at December 31, 2002.

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

(1)
Equity compensation plans approved by security holders(2)	1,850,082	$5.02	401,715
Equity compensation plans not approved by security holders	—	$—	—

Total	1,850,082	$5.02	401,715

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 185,946 shares available for future issuance under Intevac’s 1995 Employee Stock Purchase Plan.

Item 6.     Selected Consolidated Financial Data

      The following selected financial data of Intevac is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of Intevac, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Systems and components	$27,625	$43,599	$30,074	$35,895	$90,085
Technology development	6,159	7,885	5,975	7,067	5,890

Total net revenues	33,784	51,484	36,049	42,962	95,975
Cost of net revenues:
Systems and components	20,009	30,025	20,658	32,511	64,481
Technology development	5,150	7,988	6,022	5,907	4,709
Goodwill write-off	—	—	1,056	—	—
Inventory provisions	1,316	3,716	6,323	1,992	2,527

Total cost of net revenues	26,475	41,729	34,059	40,410	71,717
Gross profit	7,309	9,755	1,990	2,552	24,258
Operating expenses:
Research and development	10,846	14,478	10,576	14,136	12,743
Selling, general and administrative	7,752	6,745	4,415	7,226	10,879
Restructuring and other	—	—	(638)	3,069	1,088

Total operating expenses	18,598	21,223	14,353	24,431	24,710

Operating loss	(11,289)	(11,468)	(12,363)	(21,879)	(452)
Interest expense	(2,981)	(2,912)	(3,033)	(3,711)	(4,187)
Interest income and other income, net	16,452	2,473	3,072	9,831	3,176

Income (loss) from continuing operations before income taxes	2,182	(11,907)	(12,324)	(15,759)	(1,463)
Provision for (benefit from) income taxes	(6,592)	5,029	—	(5,989)	(882)

Income (loss) from continuing operations	8,774	(16,936)	(12,324)	(9,770)	(581)
Income from discontinued operations, net	—	—	—	—	1,005

Net income (loss)	$8,774	$(16,936)	$(12,324)	$(9,770)	$424

Basic earnings per share:
Income (loss) from continuing operations	$0.73	$(1.42)	$(1.04)	$(0.83)	$(0.05)
Net income (loss)	$0.73	$(1.42)	$(1.04)	$(0.83)	$0.04
Shares used in per share calculations	12,077	11,955	11,803	11,777	12,052
Diluted earnings per share:
Income (loss) from continuing operations	$0.66	$(1.42)	$(1.04)	$(0.83)	$(0.05)
Net income (loss)	$0.66	$(1.42)	$(1.04)	$(0.83)	$0.03
Shares used in per share calculations	15,262	11,955	11,803	11,777	12,354
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,457	$18,157	$38,403	$40,895	$60,916
Working capital	31,309	27,160	41,093	51,579	77,774
Total assets	60,298	60,165	83,936	94,382	122,976
Long-term debt	30,568	37,545	41,245	43,188	59,461
Total shareholders’ equity	10,545	1,408	17,804	29,623	40,436

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected revenue, gross margin, operating expense, income tax expense, effective tax rate and cash balances; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment and when, and if, our customers will place orders for these products, our plans to construct a model shop and the projected use for the model shop, PTD’s ability to proliferate its technology into major military weapons programs; and the timing of delivery and/or acceptance of our backlog for revenue. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

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

      Revenue Recognition — We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our policy allows revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. On January 1, 2003, Intevac changed its revenue recognition policy for system orders received after December 31, 2002.

          System Revenue Recognition for Orders Received Before 12/31/02

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

      In the case of a direct end user sale, there are typically two ATP’s performed. The first ATP is performed at Intevac’s factory and must be approved by the customer prior to shipment of the system. The second ATP is performed after the system has been installed at the customer’s factory, again with the customer in attendance. Once the second ATP is approved by the customer, and the customer has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is recognized as a sale and revenue for the entire system is recorded.

      In the case of a shipment through a distributor, an ATP is performed at Intevac’s factory. Upon completion of the ATP, and after the distributor has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is shipped and revenue for the entire system is recorded. The distributor then completes customer factory installation and the ATP at its cost. When we believe that there may be higher than normal end-user installation and acceptance issues for systems shipped through a distributor, such as when a major new version of a product is delivered for the first time, then the acceptance and revenue recognition process follows the model described above for a direct end user sale. The primary difference in this case is that revenue recognition is dependent on Intevac obtaining acceptance of the product by both our customer (the distributor) and our distributor’s customer (the end user).

      During the period that a system is undergoing customer acceptance (either distributor or end user), the value of the system remains in inventory, and any payments received, or amounts invoiced, related to the system are included in customer advances. When revenue is recognized on the system, the inventory is charged to cost of net revenues, the customer advance is liquidated and the customer is billed for the unpaid balance of the system revenue.

      As of December 31, 2002 the Company reported $9.9 million of finished goods (see Inventories), which consisted of five capacity upgrades to Flat Panel Display (“FPD”) deposition systems undergoing final acceptance testing at the end user’s facility and a FPD silicon deposition system undergoing final acceptance testing at the end user’s facility. Taken as a whole, the above systems represent $10.9 million of the Company’s $18.2 million order backlog, and $9.8 million of the Company’s $12.3 million of customer advances (see Consolidated Balance Sheets).

          System Revenue Recognition for Orders Received After 12/31/02

      Certain of Intevac’s product sales with customer acceptance provisions are accounted for as multiple-element arrangements. If the Company has met previously defined customer acceptance experience levels with the specific type of equipment, then Intevac recognizes revenue for the fair market value of the equipment upon shipment and transfer of title and recognizes revenue for the fair market value of installation and acceptance services when those services are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance. In the event that Intevac’s customer chooses not to complete installation and acceptance, and Intevac’s obligations under the contract to complete installation, acceptance or any other tasks (with the exception of warranty obligations) have been fully discharged, then Intevac recognizes any remainder revenue to the extent that collectibility under the contract is reasonably assured. For contracts with end user customer acceptance provisions established prior to 2003, Intevac has deferred all revenue recognition until completion of installation and customer acceptance. The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was made to better conform Intevac’s revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues, a decrease in 2001 revenues of $1.5 million and an increase of 2000 revenues of $1.5 million. The effect on net income of adopting this policy in years prior to 2003 would have been no effect in 2002 net income, a decrease in 2001 net income of $33,000 and an increase in 2000 net income of $33,000.

          Other Systems and non-System Revenue Recognition

      Revenues for systems without installation and acceptance provisions, technology upgrades, spare parts, consumables and prototype products built by PTD are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

      Our shipping terms are customarily FOB shipping point. For systems sold directly to the end user, our obligations remaining after shipment typically include installation, end user factory acceptance and warranty. For systems sold to distributors, typically the distributor assumes responsibility for installation and end user customer acceptance. In some cases, the distributor will assume some or all of the warranty liability. For products other than systems and system upgrades, warranty is the only obligation we have after shipment.

          Technology Development Revenue Recognition

      We perform best efforts research and development work under various government-sponsored research contracts. Typically, for each contract, we commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. In addition, we have, from time to time, negotiated with a third party to fund a portion of our costs in return for a joint interest in our technology rights developed pursuant to the contract. In the event that total cost incurred under a particular contract over-runs its agreed upon amount, we may be liable for the additional costs.

      These contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, incentive fee, no fee and cost-sharing. The deliverables under each contract range from providing reports to providing prototype hardware. In none of the contracts is there an obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The US Government has a paid-up license to use any invention/intellectual property for government purposes only.

      Inventories — We make provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the disk industry has suffered from over-capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with our products. Financial stress and consolidation in our customer base can also lead to the cancellation of orders for products after we have incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

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

      Valuation of long-lived and intangible assets and goodwill — We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets, intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues totaled $33.8 million, $51.5 million and $36.0 million in 2002, 2001 and 2000, respectively.

      Equipment Products Division (“EPD”) revenues totaled $27.1 million, $42.7 million and $28.8 million in 2002, 2001 and 2000, respectively. EPD revenues decreased in 2002 due to a decrease in sales of flat panel manufacturing systems and disk system upgrades and components, partially offset by an increase in sales of disk manufacturing systems. EPD revenues increased in 2001 from 2000 due to an increase in sales of flat panel manufacturing systems, partially offset by a decrease in sales of disk manufacturing systems, disk systems upgrades and components. EPD delivered, and recognized revenue on, five of its D-STAR® deposition systems during 2001. During 2002 EPD delivered upgrades to the five systems and one new D-STAR® system. Revenue recognition on the five upgrades and one new system was pending final customer acceptance at December 31, 2002. Net revenues for 2002 and 2001 include $7.1 million and $6.8 million, respectively, of sales of rapid thermal processing equipment, a product line the Company sold in November 2002. There were no sales of rapid thermal processing equipment in 2000. EPD’s fabrication center, which manufactured machined parts, contributed sales to outside customers of $0.6 million, $1.8 million and $5.0 million in 2002, 2001 and 2000, respectively. The fabrication center was closed in September 2002. EPD plans to replace the fabrication center with a smaller model shop during 2003. The model shop will manufacture engineering prototypes and parts for use in our products.

      The disk manufacturing industry has now consolidated into a small number of large manufacturers. We believe that the majority of our active customers now utilize most of their capacity and that there is significant potential for these customers to both resume adding capacity and to upgrade the technical capability of their installed base to permit production of high density disks for perpendicular recording rather than the current longitudinal technology. However, we are not able to accurately predict when our customers will begin placing significant equipment orders again, or if they will place those orders with us, and this subjects us to a high degree of uncertainty in projecting our 2003 revenue.

      Photonics Technology Division (“PTD”) revenues totaled $6.6 million, $8.8 million and $7.2 million in 2002, 2001 and 2000, respectively. PTD revenues decreased in 2002 as a result of a decrease in revenues from contract research and development. PTD revenues increased in 2001 over 2000 as the result of increased revenues from contract research and development. PTD revenues in 2003 are expected to be primarily derived from contract research and development, but with some increase in revenue from LIVAR® target identification systems. Substantial growth in future PTD revenues is dependent on PTD proliferating its technology into major military weapons programs and obtaining production subcontracts for these programs.

      The Commercial Imaging Division (“CID”) was formed in July 2002 with the charter of developing commercial products based on PTD technology. CID also assumed responsibility from PTD for activities related to the development of photodiodes for use in high-speed fiber optic systems. CID’s 2002 revenues totaled $43,000 related to the sale of sample photodiodes. Further development of these photodiodes was suspended at the end of 2002 due to weak market conditions in the telecommunications industry. CID expects to initiate the sale of commercial products based on PTD’s LIVAR® and low light level technology during 2003, but does not expect to realize significant revenues from these products in 2003.

      Intevac’s backlog of orders at December 31, 2002 was $18.2 million, as compared to a December 31, 2001 backlog of $30.6 million. The $18.2 million of backlog at December 31, 2002 consisted of $15.0 million of EPD backlog and $3.2 million of PTD backlog. The $30.6 million of backlog at December 31, 2001 consisted of $26.5 million of EPD backlog and $4.1 million of PTD backlog. The reduction in EPD backlog was primarily due to a reduction in the number of rapid thermal processing systems and disk manufacturing systems on order. Most of Intevac’s backlog at December 31, 2002 is scheduled for either customer acceptance or delivery during the first half of 2003. The Company needs to book substantial orders in 2003 in order for 2003 sales to meet or exceed 2002 sales.

      Significant portions of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2002, Seagate, Toppoly and the US Army Communications-Electronics Command each accounted for more than 10% of Intevac’s consolidated net revenues and in aggregate accounted for 74% of consolidated net revenues. In 2001, equipment sales through Matsubo, our Japanese distributor, accounted for 49% of consolidated net revenues. In 2000, MMC Technology, Seagate, Westt and Matsubo each accounted for more than 10% of Intevac’s consolidated net revenues and in aggregate accounted for 56% of consolidated net revenues. Our largest customers tend to change from period to period.

      International sales totaled $17.5 million, $37.3 million and $9.6 million in 2002, 2001 and 2000, respectively, accounting for 52%, 73% and 27% of net revenues. The decrease in international sales in 2002 compared to 2001 was primarily due to a decrease in net revenues from flat panel manufacturing systems, and to a lesser extent, to a decrease in net revenues from disk system upgrades and components. The increase in international sales in 2001 over 2000 was primarily due to an increase in net revenues from flat panel manufacturing systems. Substantially all of Intevac’s international sales are to customers in the Far East.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 22%, 19% and 6% in 2002, 2001 and 2000, respectively.

      Gross margin in EPD was 25%, 23% and 12% in 2002, 2001 and 2000, respectively. EPD gross margin in 2002 improved slightly over 2001 due primarily to lower production costs and by a reduction in inventory provisions, partially offset by the under-absorption of manufacturing overhead due to low manufacturing volume. EPD gross margin improved from 2000 to 2001, but was tempered by high initial costs to manufacture Intevac’s redesigned flat panel manufacturing systems and establishment of $2.4 million of inventory reserves related to a cancelled order for a custom flat panel system. 2001 EPD gross margin excluding the effect of the inventory reserve would have been 29%. EPD gross margin in 2000 was negatively impacted by establishment of $5.1 million of reserves related to slow moving equipment inventory and an $0.8 million write-off of goodwill related to electronically swept source technology, which was acquired in 1996 and subsequently abandoned. 2000 Equipment gross margin excluding the effect of these two items would have been 32%. $11.1 million of EPD’s backlog at 12/31/02 relates to D-STAR® products that will not generate any significant gross margin. We are not able to accurately project the 2003 gross margin for the balance of the equipment business as it will vary depending on a number of factors, including, factory utilization and pricing achieved on future orders.

      Gross margin in PTD was 10%, (2%) and (8%) in 2002, 2001 and 2000, respectively. PTD gross margins improved in 2002 due to a higher portion of the revenue being derived from fully funded research and development contracts. PTD gross margins in 2001 and 2000 were negatively impacted by a significant portion of revenue being derived from cost-sharing research and development contracts versus fully funded research and development contracts. We expect that 2003 PTD gross margins will improve based on the majority of revenues being derived from fully funded research and development contracts and from prototype products.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, imaging products and Company funded research performed by PTD. Research and development expense totaled $10.8 million, $14.5 million and $10.6 million in 2002, 2001 and 2000, respectively, representing 32%, 28% and 29% of net revenue. The dollar decrease from 2001 to 2002 was the result of the completion during 2001 of the design activities related to development of the D-STAR®, RTP and MDP-200 platforms, partially offset by increased expenses related to the development of CID products and PTD technology and products. The dollar increase from 2000 to 2001 was primarily the result of increased expenses related to the development and redesign of flat panel manufacturing equipment and, to a lesser extent, the development of PTD technology and products. We expect that research and development expenses in 2003 will be slightly lower than in 2002 as a result of the sale of the rapid thermal processing product line, partially offset by projected increases in CID and in PTD.

      Research and development expenses do not include costs of $5.2 million, $8.0 million and $6.0 million in 2002, 2001 and 2000, respectively, related to PTD contract research and development, which are included in cost of net revenues. Research and development expenses also do not include costs of $0.3 million, $0.5 million and $0.7 million incurred by Intevac in 2002, 2001 and 2000, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk and flat panel manufacturing equipment.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, liability insurance, legal and professional services and bad debt expense. Domestic sales and international sales of disk manufacturing products in Singapore, Malaysia and Taiwan are made by the Company’s direct sales force, whereas other international sales of disk manufacturing and other products are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. The Company also has a subsidiary in Singapore to support customers in Southeast Asia. Through the second quarter of 2000, Intevac marketed its flat panel manufacturing equipment to the Far East through its Japanese joint venture, IMAT. During the third quarter of 2000 the Company and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo, which became a distributor of the Company’s flat panel products, and shut down the operations of IMAT.

      Selling, general and administrative expense totaled $7.8 million, $6.7 million and $4.4 million in 2002, 2001, and 2000, respectively, representing 23%, 13% and 12% of net revenue. The increase in 2002 over 2001 was primarily the result of representative commissions paid on the sale of flat panel manufacturing systems, an increase in selling, general and administrative personnel in PTD and an increase in corporate general and administrative expenses. The increase from 2000 to 2001 was primarily due to a $1.5 million credit to bad debt expense recognized in 2000. We expect that selling, general and administrative expenses will increase in 2003 over 2002 due to an increase in marketing resources, the charge for underutilized space and higher charges for directors and officers insurance.

      Restructuring and other. Restructuring and other was a gain of $0.6 million in 2000. During the third quarter of 1999, the Company adopted an expense reduction plan that included closing one of the buildings at its Santa Clara facility and a reduction in force of 7 employees. The Company incurred a charge of $2.2 million in 1999 related to the expense reduction plan. In the fourth quarter of 1999, $0.1 million of the restructuring reserve was reversed due to lower than expected costs on the closure of the facility. During the first quarter of 2000, the Company vacated the building and negotiated a lease termination for that space with its landlord, which released the Company from the obligation to pay any rent after April 30, 2000. As a result, the Company reversed $0.6 million of the restructuring reserve during the first quarter of 2000. During the third quarter of 2000, the Company completed all activities related to closing the vacated portion of the building and reversed the remaining $23,000 of the restructuring reserve.

      Interest expense. Interest expense consists primarily of interest on the convertible notes, amortization of debt issuance costs, and, to a lesser extent in 2000, interest on approximately $2.0 million of long-term debt related to the purchase of Cathode Technology in 1996. Interest expense totaled $3.0 million, $2.9 million and $3.0 million in 2002, 2001 and 2000, respectively. The increase in interest expense in 2002 over 2001 was due primarily to the write-off of $0.5 million of debt offering costs from the original convertible note offering in 1997 as a result of the exchange of these notes for new convertible notes in July 2002. The decline in interest expense in 2001 from 2000 was primarily the result of the repurchase by Intevac of $3.7 million of the convertible notes during 2001, and, to a lesser extent, the repayment of the Cathode Technology debt in January 2001. Interest expense on Intevac’s outstanding convertible notes is expected to be $2.1 million in 2003.

      Interest income and other, net. Interest income and other, net totaled $16.5 million, $2.5 million and $3.1 million in 2002, 2001 and 2000, respectively. Interest income and other, net in 2002 consisted of

$0.3 million of interest income on investments, a $15.4 million gain on the sale of the rapid thermal processing product line, a $0.3 million gain on the sale of fixed assets, $0.4 million of dividends from 601 California Avenue LLC and $0.1 million of early payment discounts and other income. Interest income and other, net in 2001 consisted of $1.2 million of interest income on investments, a $1.4 million gain from the repurchase of Intevac’s convertible notes, $0.4 million of dividends from 601 California Avenue LLC, a $0.8 million loss on the disposition of Pacific Gas and Electric commercial paper and $0.3 million of early payment discounts and other income. Interest income and other, net in 2000 consisted of $2.3 million of interest income on investments, $0.4 million of dividends from in 601 California Avenue LLC, $0.2 million of gains on foreign currency forward contracts and $0.2 million of early payment discounts and other income.

      Provision for (benefit from) income taxes. In 2002, Intevac recorded an income tax benefit of $6.6 million. This resulted from the enactment of the Job Creation and Worker Assistance Act of 2002 which increased the length of time, from 2 years to 5 years, over which losses incurred in 2001 and 2002 could be carried back against taxes paid in prior years. We paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. Our federal tax returns, and any refunds resulting from them, are subject to audit for 3 years from the date filed. Intevac’s net deferred tax asset totaled zero at December 31, 2002, net of a $12.1 million valuation allowance. We have substantial net operating loss carry-forwards which can be used to limit the taxes paid in the future and to reduce our effective tax rate to less than the statutory income tax rates in effect.

      In 2001, Intevac recorded $5.0 million of income tax expense to provide additional valuation allowance against deferred tax assets. Our net deferred tax assets totaled zero at December 31, 2001, net of a $19.2 million valuation allowance established due to the uncertainty of realizing certain tax credits, loss carry-forwards and other deferred tax assets.

      Intevac’s estimated effective tax rate for 2000 was 0%. We did not accrue a tax benefit during 2000 due to the inability to realize additional refunds from loss carry-backs.

Liquidity and Capital Resources

      Intevac’s operating activities provided cash of $0.9 million in 2002. The cash provided was primarily a result of the operating loss being more than offset by a refund of federal income taxes paid in prior years, depreciation and amortization. Operating activities in 2001 used cash of $11.8 million, primarily due to the net loss incurred, which was partially offset by depreciation, amortization and an increase in the valuation allowance against deferred tax assets. Operating activities in 2000 generated cash of $22,000, primarily as a result of the net loss incurred being offset by an increase in customer advances, a refund of federal income taxes paid in prior years, depreciation and amortization.

      Investing activities in 2002 provided cash of $16.8 million as a result of the sale of the rapid thermal processing product line and the sale of equipment, which was partially offset by the purchase of fixed assets. Investing activities in 2001 provided cash of $28.9 million as a result of the net sale of investments, which was partially offset by the purchase of fixed assets. Investing activities in 2000 provided cash of $0.8 million as a result of the net sale of investments, which was partially offset by the purchase of fixed assets.

      Intevac’s financing activities used cash of $7.4 million in 2002, primarily as a result of the exchange of most of our convertible notes due 2004 for new convertible notes due 2009 and cash. On July 12, 2002 we completed the exchange of $36.3 million in aggregate principal amount of our convertible notes due 2004 for $29.5 million of our new 6 1/2% Convertible Subordinated Notes due 2009 and $7.6 million in cash, including $0.9 million for accrued interest. Sales of Intevac’s common stock to its employees through our employee benefit plans provided cash of $0.3 million. Financing activities in 2001 used cash of $3.7 million, due to the repurchase of a portion of the convertible notes and the repayment of the Cathode Technology debt, partially offset by the sale of Intevac’s stock to employees under its employee benefit plans. Financing activities in 2000 provided cash of $0.5 million from the sale of Intevac’s stock to employees under its employee benefit plans.

      At December 31, 2002, Intevac had $28.5 million of cash and cash equivalents. Intevac intends to undertake approximately $3 million in capital expenditures during the next 12 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the next twelve months.

      Intevac has incurred operating losses each year since 1998 and cannot predict with certainty when it will return to operating profitability. 2003 operating profitability and cash flow are contingent upon a number of factors, but in particular on the receipt by the Equipment Products Division of large multi-system disk manufacturing equipment orders deliverable for revenue in 2003. While the Company is forecasting the receipt of these orders in 2003, it is not able to accurately predict when, or if, its Equipment Products Division will actually receive these orders. Without the receipt of substantial equipment orders deliverable for revenue during 2003, the Company is likely to incur an operating loss and consume a significant portion of its cash during 2003.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s debt obligations.

								Fair
	2003	2004	2005	2006	2007	Beyond	Total	Value

			(dollars in thousands)
Long-term debt
Fixed rate	—	$1,025	—	—	—	$29,543	$30,568	$23,449
Average rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

      Foreign exchange risk. From time to time, the Company enters into foreign currency forward exchange contracts to hedge anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on the Company’s operating results. At December 31, 2002, the Company did not have any foreign currency forward exchange contracts.

Item 8.     Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Intevac, Inc.

      We have audited the accompanying consolidated balance sheets of Intevac, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the data in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Grant Thornton LLP

San Jose, California

January 29, 2003

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$28,457	$18,157
Trade and other accounts receivable, net of allowances of $269 and $225 at December 31, 2002 and 2001	4,991	8,046
Income taxes recoverable	214	—
Inventories, including $9,914 and $4,070 held at customer locations at December 31, 2002 and 2001	15,871	21,691
Prepaid expenses and other current assets	961	478

Total current assets	50,494	48,372
Property, plant and equipment, at cost:
Leasehold improvements	5,751	5,873
Machinery and equipment	16,216	21,096

	21,967	26,969
Less accumulated depreciation and amortization	15,174	18,105

	6,793	8,864
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs, net of amortization of $2,482 and $1,808 at December 31, 2002 and 2001	577	495
Other long term assets	3	3

Total assets	$60,298	$60,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$459	$242
Accounts payable	1,280	2,386
Accrued payroll and related liabilities	1,379	1,573
Other accrued liabilities	3,723	3,547
Customer advances	12,344	13,464

Total current liabilities	19,185	21,212
Convertible notes	30,568	37,545
Commitments	—	—
Shareholders’ equity:
Undesignated preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares – 12,125 and 12,004 at December 31, 2002 and 2001, respectively	19,389	19,093
Accumulated other comprehensive income	189	122
Accumulated deficit	(9,033)	(17,807)

Total shareholders’ equity	10,545	1,408

Total liabilities and shareholders’ equity	$60,298	$60,165

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Net revenues:
Systems and components	$27,625	$43,599	$30,254
Technology development	6,159	7,885	5,795

Total net revenues	33,784	51,484	36,049
Cost of net revenues:
Systems and components	20,009	30,025	20,658
Technology development	5,150	7,988	6,022
Goodwill write-off	—	—	1,056
Inventory provisions	1,316	3,716	6,323

Total cost of net revenues	26,475	41,729	34,059
Gross profit	7,309	9,755	1,990
Operating expenses:
Research and development	10,846	14,478	10,576
Selling, general and administrative	7,752	6,745	4,415
Restructuring and other	—	—	(638)

Total operating expenses	18,598	21,223	14,353

Operating loss	(11,289)	(11,468)	(12,363)
Interest expense	(2,981)	(2,912)	(3,033)
Interest income	284	1,245	2,341
Other income and expense, net	16,168	1,228	731

Income (loss) before income taxes	2,182	(11,907)	(12,324)
Provision for (benefit from) income taxes	(6,592)	5,029	—

Net income (loss)	$8,774	$(16,936)	$(12,324)

Other comprehensive income:
Foreign currency translation adjustments	67	122	—

Total adjustments	67	122	—

Total comprehensive income (loss)	$8,841	$(16,814)	$(12,324)

Basic income (loss) per share:
Net income (loss)	$0.73	$(1.42)	$(1.04)
Shares used in per share amounts	12,077	11,955	11,803
Diluted income (loss) per share:
Net income (loss)	$0.66	$(1.42)	$(1.04)
Shares used in per share amounts	15,262	11,955	11,803

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accum.	Shareholders’
	Shares	Amount	Income	Deficit)	Equity

Balance at January 1, 2000	11,715	$18,170	$—	$11,453	$29,623
Shares issued in connection with:
Exercise of stock options	20	58	—	—	58
Employee stock purchase plan	109	418	—	—	418
Income tax benefits realized from activity in employee stock plans	—	29	—	—	29
Net loss	—	—	—	(12,324)	(12,324)

Balance at December 31, 2000	11,844	$18,675	$—	$(871)	$17,804
Shares issued in connection with:
Exercise of stock options	41	13	—	—	13
Employee stock purchase plan	119	405	—	—	405
Foreign currency translation adjustment	—	—	122	—	122
Net loss	—	—	—	(16,936)	(16,936)

Balance at December 31, 2001	12,004	$19,093	$122	$(17,807)	$1,408
Shares issued in connection with:
Exercise of stock options	13	19	—	—	19
Employee stock purchase plan	108	273	—	—	273
Compensation expense in the form of common stock	—	4	—	—	4
Foreign currency translation adjustment	—	—	67	—	67
Net income	—	—	—	8,774	8,774

Balance at December 31, 2002	12,125	$19,389	$189	$(9,033)	$10,545

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ending December 31,

	2002	2001	2000

Operating activities
Net income (loss)	$8,774	$(16,936)	$(12,324)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	2,577	3,916	3,721
Deferred income taxes	—	4,988	2,734
Amortization of intangibles	—	7	1,042
Amortization of debt offering costs	672	244	244
Goodwill write-off	—	—	1,056
Inventory provisions	1,316	3,716	6,323
Gain on sale of Rapid Thermal Processing product line	(15,428)	—	—
Gain on sale of equipment	(324)	—	—
Gain on purchase of convertible notes	(23)	(1,408)	—
Compensation expense in the form of common stock	4	—	—
Loss on IMAT investment	—	—	125
Restructuring and other charges — non-cash portion	—	—	856
Loss on disposal of investment	—	803	—
Loss on disposal of equipment	13	8	2
Changes in assets and liabilities:
Accounts receivable	2,264	1,547	1,614
Inventory	3,359	(7,252)	(6,666)
Prepaid expenses and other assets	(492)	366	(332)
Accounts payable	(1,107)	443	929
Accrued payroll and other accrued liabilities	335	639	(5,768)
Customer advances	(1,120)	(2,853)	6,466

Total adjustments	(7,954)	5,164	12,346

Net cash and cash equivalents provided by (used in) operating activities	820	(11,772)	22
Investing activities
Purchase of investments	—	(5,463)	(116,271)
Proceeds from sales and maturities of investments	—	38,447	120,084
Net proceeds from sale of Rapid Thermal Processing product line	17,780	—	—
Proceeds from sale of equipment	535	—	—
Purchase of equipment	(1,480)	(4,050)	(2,990)

Net cash and cash equivalents provided by investing activities	16,835	28,934	823
Financing activities
Proceeds from issuance of common stock	292	418	476
Repurchase of Intevac convertible notes	(225)	(2,257)	—
Exchange of Intevac convertible notes due 2004	(7,483)	—	—
Repayment of notes payable	—	(1,904)	—

Net cash and cash equivalents provided by (used in) financing activities	(7,416)	(3,743)	476
Effect of exchange rate changes on cash	61	122	—

Net increase in cash and cash equivalents	10,300	13,541	1,321
Cash and cash equivalents at beginning of period	18,157	4,616	3,295

Cash and cash equivalents at end of period	$28,457	$18,157	$4,616

Cash paid (received) for:
Interest	$2,456	$2,715	$2,789
Income taxes	2	2	2
Income tax refund	(6,369)	—	(5,803)
Other non-cash changes:
Inventories transferred to (from) property, plant and equipment	$(514)	$(2,322)	$304
Exchange of $36.3M of convertible notes due 2004 for $29.5M of convertible notes 2009 (exchange completed July 2002)	—	—	—
Income tax benefit realized from activity in employee stock plans	—	—	29

See accompanying notes.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Nature of Operations

      Intevac, Inc.’s businesses are the design, manufacture and sale of complex capital equipment used to manufacture products such as thin-film disks and flat panel displays (the “Equipment Products Division”), the development of highly sensitive electro-optical devices and systems for the US military and its allies (the “Photonics Technology Division”) and the design, manufacture and sale of commercial products based on technology developed by the Photonics Technology Division (the “Commercial Imaging Division”).

      Systems sold by the Equipment Products Division are used to deposit highly engineered thin-films of material on a substrate. These systems generally utilize proprietary manufacturing techniques and processes, operate under high levels of vacuum, are designed for high-volume continuous operation and use precision robotics, computerized controls and complex software programs to fully automate and control the production process. Products manufactured with these systems include disks for computer hard disk drives and flat panel displays for use in consumer electronics products.

      The Photonics Technology Division is developing electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range and low-cost extreme low light level cameras for use in military applications.

      The Commercial Imaging Division was formed in July 2002 with the charter of developing products based on PTD technology for sale to commercial markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Intevac and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Revenue Recognition

      We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our policy allows revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. On January 1, 2003, Intevac changed its revenue recognition policy for system orders received after 2002.

System Revenue Recognition for Orders Received Before 12/31/02

      Revenues for systems are recognized upon customer acceptance. For large deposition and rapid thermal processing systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at our factory and the system has been shipped. For large deposition and rapid thermal processing systems sold direct to end customers, revenue is recognized after installation and acceptance of the system at the customer site.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the case of a direct end user sale, there are typically two ATP’s performed. The first ATP is performed at Intevac’s factory and must be approved by the customer prior to shipment of the system. The second ATP is performed after the system has been installed at the customer’s factory, again with the customer in attendance. Once the second ATP is approved by the customer, and the customer has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is recognized as a sale and revenue for the entire system is recorded.

      In the case of a shipment through a distributor, an ATP is performed at Intevac’s factory. Upon completion of the ATP, and after the distributor has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is shipped and revenue for the entire system is recorded. The distributor then completes customer factory installation and the ATP at its cost. When we believe that there may be higher than normal end-user installation and acceptance issues for systems shipped through a distributor, such as when a major new version of a product is delivered for the first time, then the acceptance and revenue recognition process follows the model described above for a direct end user sale. The primary difference in this case is that revenue recognition is dependent on the Company obtaining acceptance of the product by both its customer (the distributor) and its distributor’s customer (the end user).

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

      As of December 31, 2002 the Company reported $9.9 million of finished goods which consisted of five capacity upgrades to Flat Panel Display (“FPD”) deposition systems undergoing final acceptance testing at the end user’s facility and a FPD silicon deposition system undergoing final acceptance testing at the end user’s facility. Taken as a whole, the above systems represent $10.9 million of the Company’s $18.2 million order backlog, and $9.8 million of the Company’s $12.3 million of customer advances.

System Revenue Recognition for Orders Received After 12/31/02

      Certain of Intevac’s product sales with customer acceptance provisions are accounted for as multiple-element arrangements. If the Company has met previously defined customer acceptance experience levels with the specific type of equipment, then Intevac recognizes revenue for the fair market value of the equipment upon shipment and transfer of title and recognizes revenue for the fair market value of installation and acceptance services when those services are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance. In the event that Intevac’s customer chooses not to complete installation and acceptance, and Intevac’s obligations under the contract to complete installation, acceptance or any other tasks (with the exception of warranty obligations) have been fully discharged, then Intevac recognizes any remainder revenue to the extent that collectibility under the contract is reasonably assured. For contracts with end user customer acceptance provisions established prior to 2003, Intevac has deferred all revenue recognition until completion of installation and customer acceptance. The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was made to better conform Intevac’s revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues, a decrease in 2001 revenues of $1.5 million and an increase of 2000 revenues of $1.5 million. The effect on net income of adopting this policy in years prior to 2003 would have been no effect in 2002 net income, a decrease in 2001 net income of $33,000 and an increase in 2000 net income of $33,000.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Systems and non-System Revenue Recognition

      Revenues for systems without installation and acceptance provisions, technology upgrades, spare parts, consumables and prototype products built by PTD are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

      Our shipping terms are customarily FOB shipping point. For systems sold directly to the end user, our obligations remaining after shipment typically include installation, end user factory acceptance and warranty. For systems sold to distributors, typically the distributor assumes responsibility for installation and end user customer acceptance. In some cases, the distributor will assume some or all of the warranty liability. For products other than systems and system upgrades, warranty is typically the only obligation we have after shipment.

          Technology Development Revenue Recognition

      We perform best efforts research and development work under various government-sponsored research contracts. Typically, for each contract, we commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. In addition, we have, from time to time, negotiated with a third party to fund a portion of our costs in return for a joint interest to our rights at the end of the contract. In the event that a particular contract overruns its agreed upon amount, we may be liable for the additional costs.

      These contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, incentive fee, no fee and cost-sharing. The deliverables under each contract range from reports to prototype hardware. In none of the contracts is there an obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The US Government has a paid-up license to use any invention/intellectual property for government purposes only.

          Trade Receivables and Doubtful Accounts

      The Company evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when appropriate.

          Warranty

      The Company’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded when revenue is recognized.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the activity in the warranty provision account for 2002 and 2001:

	2002	2001

	(in thousands)
Beginning balance	$906	$745
Expenditures incurred under warranties	(794)	(623)
Accruals for product warranties issued during the reporting period	410	769
Adjustments to previously existing warranty accruals	323	15

Ending balance	$845	$906

     International Distribution Costs

      The Company makes payments to agents and representatives under agreements related to international sales in return for obtaining orders and providing installation and warranty services. These payments to agents and representatives are included in selling, general and administrative expenses. These amounts totaled approximately $300,000, $141,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Customer Advances

      Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers, and included in accounts receivable were $0 and $857,000 at December 31, 2002 and 2001, respectively.

     Cash, Cash Equivalents and Short-term Investments

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Short-term investments consist principally of highly rated debt instruments with maturities generally between one and twelve months and are carried at fair value. These investments are typically short-term in nature and therefore bear minimal interest rate risk.

      Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities are classified as available- for-sale under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expenses. The cost of securities sold is based on the specific identification method.

      Cash and cash equivalents represent cash accounts and money market funds.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      When we determine that the carrying value of long-lived assets, intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In 2000, Intevac determined that the intangible assets related to the purchase of Cathode Technology Corporation and Lotus Technologies, Inc. had become impaired. This determination was based on a review of the future revenue expected from products based on these technologies. At December 31, 2000 the remaining goodwill related to those purchases, amounting to $1,056,000, was written off. Of this write-off, $818,000 is included in the Equipment Products business segment and $238,000 is included in Corporate activities.

     Foreign Exchange Contracts

      Intevac may enter into foreign currency forward exchange contracts to hedge certain of its foreign currency transaction, translation and re-measurement exposures. Our accounting policies for some of these instruments are based on our designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be “marked to market” at the end of each accounting period. The criteria we use for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency forward exchange contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

      During fiscal 2000 Intevac entered into yen denominated foreign currency forward exchange contracts to hedge anticipated yen denominated sales. We did not designate these foreign currency forward contracts as hedge transactions; therefore, the contracts were “marked to market.” In fiscal 2000 we realized gains of $111,000 related to foreign currency forward exchange contracts. As of December 31, 2002, Intevac had no foreign currency forward exchange contracts outstanding.

     Financial Instruments

      The carrying amount of the short-term financial instruments (cash and cash equivalents, short-term investments, accounts receivable and certain other liabilities) approximates fair value due to the short-term maturity of those instruments. Based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities, the fair value of the $30.6 million of outstanding convertible notes as of December 31, 2002 is $23.4 million.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories

      Inventories for systems and components are stated at the lower of cost or market. Inventories consist of the following:

	December 31,

	2002	2001

	(in thousands)
Raw materials	$3,329	$5,659
Work-in-progress	2,628	11,962
Finished goods	9,914	4,070

	$15,871	$21,691

      Finished goods inventory consists solely of completed systems at customer sites that are undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $9.6 million and $12.7 million at December 31, 2002 and December 31, 2001, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements in that period are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

      During the twelve months ended December 31, 2002, $1.3 million was added to inventory reserves based on the quarterly analysis and $4.2 million of inventory was disposed of and charged to the reserve. Most of the disposed inventory related to two MDP 250K Disk Sputtering systems that had been written down to estimated salvage value in 2000. Inventory reserves were further reduced by $0.2 million due to the sale of the rapid thermal processing product line.

      During the twelve months ended December 31, 2001, $3.7 million was added to inventory reserves based on the quarterly analysis and $0.7 million of inventory was disposed of and charged to the reserve. The major increase in inventory reserves was the establishment of a $2.4 million reserve related to a cancelled order for a custom flat panel system. The system was written down to the value that was recoverable if the system could be reconfigured for a different customer. Inventory reserves increased by an additional $0.9 million when a customer cancelled an order for a disk manufacturing system and forfeited its customer advance. The forfeited advance was applied to the inventory made excess by the cancelled order.

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

     Intangible Assets

      Intevac amortizes intangible assets on a straight-line basis over the estimated useful lives, which range from two to seven years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on our available-for-sale securities and the foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders’ equity, to be included in other comprehensive income. As of December 31, 2002, the $189,000 balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

     Employee Stock Plans

      At December 31, 2002, Intevac had two stock-based employee compensation plans, which are described more fully in Note 11. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Intevac does not have any plans to adopt the fair value requirements of SFAS 123 for reporting purposes.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 1.64%, 3.03% and 5.17%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of Intevac’s common stock of 0.933, 0.946 and 0.936; and a weighted-average expected life of the option of 0.25, 0.25 and 0.25 years beyond each respective vesting period.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because Intevac’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Under the 1995 Employee Stock Purchase Plan, as amended in 1999, (the “ESPP”), Intevac is authorized to issue up to 1,000,000 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase Intevac’s common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Under the ESPP, we sold 108,020, 118,904 and 108,784 shares to employees in 2002, 2001 and 2000, respectively. As of December 31, 2002, 185,946 shares remained reserved for issuance under the ESPP. We do not recognize compensation cost related to employee purchase rights under the plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2002, 2001 and 2000, respectively: risk-free interest rates of 1.12%, 1.93% and 5.36%; dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.933, 0.946 and 0.936; and an expected life of 1.50, 2.00 and 2.00 years (the offering period ends July 31, 2003 for the subscription period that began in February 2002). The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 1999 were $1.71, $2.47 and $2.78, respectively per share.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2002	2001	2000

	(in thousands, except per share data)
Net income (loss), as reported	$8,774	$(16,936)	$(12,324)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(157)	(895)	(819)

Pro forma net income (loss)	$8,617	$(17,831)	$(13,143)

Earnings per share
Basic — as reported	$0.73	$(1.42)	$(1.04)
Basic — pro forma	$0.71	$(1.49)	$(1.11)
Diluted — as reported	$0.66	$(1.42)	$(1.04)
Diluted — pro forma	$0.65	$(1.49)	$(1.11)

     Financial Presentation

      Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2002 presentation.

     Net income (loss) per share

      The following table sets forth the computation of basic and diluted loss per share:

	2002	2001	2000

	(in thousands)
Numerator:
Numerator for basic loss per share — income (loss) available to common stockholders	$8,774	$(16,936)	$(12,324)
Effect of dilutive securities:
6 1/2% convertible notes(1)	1,338	—	—

Numerator for diluted earnings per share — income (loss) available to common stockholders after assumed conversions	$10,112	$(16,936)	$(12,324)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,077	11,955	11,803
Effect of dilutive securities:
Employee stock options(2)	137	—	—
6 1/2% convertible notes(1)	3,048	—	—

Dilutive potential common shares	3,185	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	15,262	11,955	11,803

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted EPS for the twelve-month periods ended December 31, 2001 and 2000 excludes “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded from the twelve-month periods ended December 31, 2001 and 2000 was 1,954,910 and 1,999,758, respectively.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2002, 2001 and 2000 was 1,328,278, 1,637,268, and 1,474,961, respectively.

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

     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. Intevac will adopt the provisions of SFAS 143 effective January 1, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the impact of the adoption of this statement to have a material impact on our financial statements.

      In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our financial statements.

3. Concentrations

     Credit Risk and Significant Customers

      Financial instruments that potentially subject Intevac to significant concentrations of credit risk consist of cash equivalents, short-term investments, accounts receivable and foreign exchange forward contracts. We generally invests our excess cash in money market funds and in commercial paper, which have contracted maturities generally within one year. By policy, our investments in commercial paper, certificates of deposit,

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eurodollar time deposits, or banker’s acceptances are rated A1/ P1 or better. In 2001, Intevac recorded a loss of $803,000 on its investment in commercial paper issued by Pacific Gas & Electric.

      Our largest customers tend to change from period to period. Historically, a significant portion of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2002, three customers accounted for 42%, 21%, and 11%, respectively, of our consolidated revenues and in aggregate accounted for 74% of net revenues. In 2001, one customer accounted for 49% of our consolidated net revenues. In 2000, four customers accounted for 17%, 16%, 12% and 11%, respectively, of our consolidated revenues and in aggregate accounted for 56% of net revenues. Intevac performs credit evaluations of its customers’ financial conditions and requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

     Products

      Disk manufacturing and flat panel manufacturing equipment together contributed a significant portion of our revenues in 2002 and 2001, while disk manufacturing equipment alone contributed a significant portion of our revenues in 2000. We expect that our ability to maintain or expand our current levels of revenues and to return to operating profitability in the future will depend upon our success in enhancing our existing systems and developing and manufacturing competitive disk manufacturing equipment and our success in developing both military and commercial products based on our LIVAR® and low light technology.

4. Sale of Rapid Thermal Processing Product Line

      In the fourth quarter of 2002, Intevac sold its Rapid Thermal Processing product line to Photon Dynamics, Inc. (“PDI”) for $20 million cash and the assumption of certain liabilities. $2 million of the cash payment will be held in escrow for one year, and is not included in total assets on the consolidated balance sheet as of December 31, 2002, due to the contingencies related to the release of these funds from escrow. Release of the escrow at the end of this period is subject to a number of conditions. In connection with this sale, we recorded a gain of $15.4 million, which is included in other income and expense, net on the Consolidated Statement of Operations. The following table recaps the gain from the sale and the effect on Intevac’s balance sheet (in thousands):

Cash received from PDI (excluding the $2 million in escrow)	$18,000
Less: Accounts receivable transferred to PDI	(594)
Inventory transferred to PDI	(1,911)
Warranty and retrofit liability transferred to PDI	163
Other assets and liabilities transferred to PDI	(10)
Expenses associated with the transaction	(220)

Net gain on sale	$15,428

5. Equity Investments

601 California Avenue LLC

      In 1995, Intevac entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”), which expires December 31, 2015, with 601 California Avenue LLC (the “LLC”), a California limited liability company formed and owned by Intevac and certain shareholders of Intevac at that time. Under the Operating Agreement we transferred our leasehold interest in the site of our discontinued night vision business (the “Site”) in exchange for a preferred share in the LLC with a face value of $3,900,000. We are accounting for the investment under the cost method and have recorded our investment in the LLC at

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,431,000, which represents our historical carrying value of the leasehold interest in the Site. The preferred share in the LLC pays a 10% annual cumulative preferred dividend.

      During 1996, the LLC formed a joint venture with Stanford University (the “Stanford JV”). The Stanford JV developed the property and fully leased it to a high quality tenant on a long-term lease. The LLC is a highly profitable enterprise whose primary asset is its interest in the Stanford JV. The Company received dividends of $390,000 from the LLC in each of the last three years. As of December 31, 2002 all outstanding cumulative dividends on the preferred share had been paid. These dividends are included in other income and expense.

     IMAT Inc.

      On June 27, 1997, Intevac entered into an agreement with Matsubo to form a joint venture responsible for the sales and service of Intevac’s flat panel display equipment in Japan and other Asian countries. We invested $436,000 for 49% of the voting stock of the joint venture. The joint venture was accounted for by the equity method. Gains and losses related to our share of the joint venture were reflected in other income and expense, net on the consolidated statements of operations. Intevac’s equity in the net income or (loss) of IMAT, Inc. was ($125,000) in 2000. During the third quarter of 2000, Intevac and its joint venture partner, Matsubo, transferred IMAT’s activities and employees to Matsubo and terminated the operations of IMAT.

6. Commitments

      We lease certain facilities under non-cancelable operating leases that expire at various times up to March 2007. The facility leases require Intevac to pay for all normal maintenance costs. The lease for the primary facility in Santa Clara includes an option to extend the lease for an additional five-year period.

      Future minimum rental payments under these leases at December 31, 2002 are as follows (in thousands):

2003	$2,971
2004	3,070
2005	3,192
2006	3,318
2007	838

Total	$13,389

      Gross rental expense was approximately $2,873,000, $2,993,000 and $1,596,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Offsetting rental expense for the year ending December 31, 2000 was sublease income of $62,000.

7. Employee Benefit Plan

      In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. We made cash contributions of $276,000, $301,000 and $123,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employees may choose among twelve investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Notes Payable

      In 1996, Intevac issued notes related to the purchase of Cathode Technology Corporation. The notes bore interest at 5.58% compounded monthly and payable quarterly. The balance on the notes was paid in full in January 2001.

9. Convertible Notes

      During the first quarter of 1997, Intevac completed an offering of $57.5 million of its 6 1/2% Convertible Subordinated Notes (the “2004 Notes”), which mature March 1, 2004. Interest is payable each March 1st and September 1st. The notes are convertible into shares of Intevac’s common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million were deferred. Such expenses are being amortized to interest expense over the term of the notes.

      On July 12, 2002 we completed the exchange of $36.3 million in aggregate principal amount of our 2004 Notes for $29.5 million of our new 6 1/2% Convertible Subordinated Notes due 2009 (the “2009 Notes”) and $7.6 million in cash, including $0.9 million for accrued interest. The 2009 Notes are convertible, at the holders’ option, into Intevac common shares at a conversion price of $7.00 per share. $1.3 million in aggregate principal amount of the 2004 Notes remained outstanding after the closing of the exchange offer.

      In accounting for the exchange of the convertible notes, we wrote off $0.4 million of debt issuance costs related to the 2004 Notes, reflecting the portion of such costs attributable to the convertible notes exchanged. The remaining debt issuance costs will be amortized to interest expense over the remaining life of the 2004 Notes. In connection with the exchange offer, Intevac incurred $0.8 million of offering costs. Of this amount, $0.2 million represented the cash portion of the exchange offer and was expensed during the 3 months ended September 28, 2002. The $0.6 million balance of the exchange offering costs will be amortized to interest expense over the term of the 2009 Notes. There was no gain or loss associated with this transaction as $36.3 million of 2004 Notes were exchanged for $36.3 million of cash and new securities.

      During 2002, in addition to the note exchange described above, Intevac repurchased $0.3 million, face value, of its 2004 Notes. The repurchase resulted in a gain of $23,000. During 2001, Intevac repurchased $3.7 million, face value, of its 2004 Notes. The repurchase resulted in a gain of $1.4 million. In accordance with adoption of SFAS 145, the gain on the note repurchase is included in Other income and expense, net on the consolidated statements of operations.

10. Segment Reporting

Segment Description

      Intevac, Inc. has three reportable operating segments: Equipment Products, Photonics Technology and Commercial Imaging. Our Equipment Products Division sells complex capital equipment used in the manufacturing of thin-film disks and flat panel displays. Our Photonics Technology Division is developing sensors and cameras that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. Our Commercial Imaging Division is developing commercial products based on technology developed by PTD.

      Included in corporate activities are general corporate expenses, the equity in net loss of IMAT, Inc. (see Note 5), amortization expenses related to certain intangible assets and the reversal in 2000 of a portion of a restructuring reserve established in September 1999, less an allocation of corporate expenses to operating units equal to 1% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which were written off in 2001) and certain intangibles and other assets.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segment Profit or Loss and Segment Assets

      We evaluate performance and allocates resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Business Segment Net Revenues

	2002	2001	2000

	(in thousands)
Equipment Products	$27,100	$42,723	$28,797
Photonics Technology	6,641	8,761	7,252
Commercial Imaging	43	—	—

Total	$33,784	$51,484	$36,049

     Business Segment Profit & Loss

	2002	2001	2000

	(in thousands)
Equipment Products(1)(2)	$(5,139)	$(7,234)	$(8,048)
Photonics Technology(3)	(2,173)	(2,595)	(2,164)
Commercial Imaging	(1,656)	—	—
Corporate activities(4)	(2,321)	(1,639)	(2,151)

Operating loss	(11,289)	(11,468)	(12,363)
Interest expense	(2,981)	(2,912)	(3,033)
Interest income	284	1,245	2,341
Other income and expense, net	16,168	1,228	731

Income (loss) before income taxes	$2,182	$(11,907)	$(12,324)

(1)	Includes goodwill write-off of $818,000 in 2000.

(2)	Includes inventory provisions of $847,000, $3,830,000 and $6,007,000 in 2002, 2001 and 2000, respectively.

(3)	Includes inventory provisions of $469,000, ($114,000) and $316,000 in 2002, 2001 and 2000, respectively.

(4)	Includes goodwill write-off of $238,000 in 2000.

     Business Segment Assets

	2002	2001

	(in thousands)
Equipment Products	$20,162	$31,843
Photonics Technology	7,719	7,253
Commercial Imaging	—	—
Corporate activities	32,417	21,069

Total assets	$60,298	$60,165

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Business Segment Property, Plant & Equipment

Additions	2002	2001

	(in thousands)
Equipment Products	$89	$692
Photonics Technology	1,203	3,010
Commercial Imaging	—	—
Corporate activities	188	348

Total additions	$1,480	$4,050

Depreciation	2002	2001	2000

	(in thousands)
Equipment Products	$1,346	$2,559	$2,387
Photonics Technology	860	799	716
Commercial Imaging	—	—	—
Corporate activities	371	558	618

Total depreciation	$2,577	$3,916	$3,721

     Geographic Area Net Trade Revenues

	2002	2001	2000

	(in thousands)
United States	$16,332	$14,154	$26,466
Far East	17,150	36,363	9,414
Europe	301	827	49
Rest of World	1	140	120

Total revenues	$33,784	$51,484	$36,049

11. Shareholders’ Equity

      Intevac’s Articles of Incorporation authorize 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

     Stock Option/ Stock Issuance Plans

      The Board of Directors approved the 1991 Stock Option/ Stock Issuance Plan (the “1991 Plan”) in 1991. The maximum number of shares that may be issued over the term of the 1991 Plan is 2,666,667 shares. The 1991 Plan is divided into two separate components: the Option Grant Program and the Stock Issuance Program. Under the Option Grant Program, Intevac may grant either incentive stock options or nonqualified options or implement stock appreciation rights provisions at the discretion of the Board of Directors. Exercisability, option price, and other terms are determined by the Board of Directors, but the option price shall not be less than 85% and 100% of the fair market value for nonqualified options and incentive stock options, respectively, as determined by the Board of Directors. Options granted under the 1991 Plan are immediately exercisable; however, unexercised options and shares purchased upon the exercise of the options

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to vesting over a five-year period. Intevac may repurchase shares that are not vested. No shares were subject to repurchase at December 31, 2002, 2001 and 2000.

      In 1995, the Board of Directors approved adoption of (i) the 1995 Stock Option/ Stock Issuance Plan (the “1995 Plan”) under which employees, non-employee directors and consultants may be granted stock options to purchase stock or issued shares of stock at not less than 85% of fair market value on the grant/issuance date; and (ii) the Employee Stock Purchase Plan. The 1995 Plan, as amended in 2000, serves as the successor equity incentive program to our 1991 Plan. Upon adoption of the 1995 Plan, all shares available for issuance under the 1991 Plan were transferred to the 1995 Plan. As of December 31, 2002, 2,065,851 shares of common stock are authorized for future issuance under the 1995 Plan. Options granted under the 1995 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant.

      A summary of Intevac’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	1,802,022	$5.22	1,570,297	$5.39	1,496,370	$5.82
Granted	429,800	3.19	341,900	3.90	336,100	3.75
Exercised	(13,400)	1.46	(41,149)	0.30	(20,261)	2.86
Forfeited	(368,340)	4.00	(69,026)	5.32	(241,912)	5.99
Outstanding — end of year	1,850,082	5.02	1,802,022	5.22	1,570,297	5.39
Exercisable at end of year	1,188,382	$5.81	1,062,242	$5.89	878,157	$5.84
Weighted-average per share fair value of options granted during the year		$1.58		$1.93		$2.20

Outstanding and Exercisable by Price Range as of December 31, 2002

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding As of	Weighted Average	Weighted	Exercisable As of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2002	Contractual Life	Exercise Price	2002	Exercise Price

$1.275 – $ 2.630	334,812	7.35 yrs	$2.49	84,812	$2.09
$3.063 – $ 3.550	203,040	8.64 yrs	$3.22	61,380	$3.25
$3.570 – $ 3.980	211,790	8.04 yrs	$3.81	107,110	$3.74
$4.000 – $ 5.120	190,500	8.71 yrs	$4.40	104,300	$4.44
$5.375 – $ 5.690	121,640	6.71 yrs	$5.41	83,360	$5.39
$6.000 – $ 6.000	353,161	2.61 yrs	$6.00	353,161	$6.00
$6.063 – $ 6.625	161,300	5.71 yrs	$6.46	140,680	$6.46
$6.750 – $ 7.625	180,779	3.87 yrs	$7.48	172,819	$7.50
$7.688 – $21.250	93,060	5.09 yrs	$10.60	80,760	$10.99

$1.275 – $21.250	1,850,082	6.17 yrs	$5.02	1,188,382	$5.81

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

      The provision for (benefit from) income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Federal:
Current	$(6,585)	$—	$—
Deferred	—	3,771	—

	(6,585)	3,771	—
State:
Current	2	—	—
Deferred	—	1,217	—

	2	1,217	—
Foreign:
Current	(9)	41	—

Total	$(6,592)	$5,029	$—

      The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduced taxes currently payable for 2002, 2001 and 2000 as shown above by $0, $0 and $29,000, respectively. Such benefits are credited to additional paid-in capital when realized.

      Deferred income taxes reflect the net tax effects of temporary differences between losses reported and the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS 109 are as follows (in thousands):

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

Deferred tax assets:
Vacation accrual, rent accrual and warranty reserve	$1,167	$1,260
Depreciation	1,370	1,237
Inventory valuation	3,534	5,505
Research and other tax credit carry-forwards	513	1,767
Federal and State NOL carry-forward	4,962	6,745
Basis difference in subsidiary investment	—	2,337
Other	587	428

	12,133	19,279
Valuation allowance for deferred tax assets	(12,083)	(19,227)

Total deferred tax assets	$50	$52

Deferred tax liabilities:
Other	$50	$52

Total deferred tax liabilities	$50	$52

Net deferred tax assets	$—	$—

      The valuation allowance decreased by $7,144,000 during 2002 due primarily to the carry-back of 2001 net operating losses, which resulted in a tax refund of $6,585,000. This carry-back resulted from the enactment of the Job Creation and Worker Assistance Act of 2002, which increased the length of time over which losses incurred in 2001 could be carried back from 2 years to 5 years. The Federal and State net operating loss carry-forwards of $13,166,000 and $8,319,000 expire at various dates through 2021 and 2013, respectively, if not previously utilized.

      A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 34% to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Income taxes (benefit) computed at the federal statutory rate	$766	$(4,125)	$(4,314)
State taxes (net of federal benefit)	109	(408)	(640)
Tax exempt income	—	—	(14)
Goodwill amortization	—	—	713
Research and other tax credit	(142)	(1,033)	—
Effect of tax rate changes and other permanent differences	(181)	44	650
Valuation allowance	(7,144)	10,551	3,605

Total	$(6,592)	$5,029	$—

13. Research and Development Cost Sharing Agreements

      In 1992 Intevac entered into an agreement with a Japanese company to perform best efforts joint research and development work. The nature of the project was to develop a glass-coating machine to be used in the production of flat panel displays. We were funded for one-half of the actual costs of the project up to a ceiling of $9,450,000. At December 31, 1999, we had received the entire amount under the contract. Qualifying costs

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $3,108,000 for the year ended December 31, 2000 were incurred on this project, resulting in offsets against research and development costs of approximately $583,000 in 2000. As of December 31, 2000, the entire advance had been applied to qualifying costs. Each party received certain manufacturing and marketing rights for separate regions of the world. The agreement also calls for 5% royalty payments by each party to the other party, based on production and sales.

14. Other Accrued Liabilities

	December 31,

	2002	2001

	(in thousands)
Accrued product warranties	$845	$906
Accrued interest expense	662	813
Accrued rent expense	1,435	1,241
Other	781	587

Total other accrued liabilities	$3,723	$3,547

15. Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended

	March 30,	June 29,	Sept. 28,	Dec. 31,
	2002	2002	2002	2002

	(in thousands, except per share data)
Net sales	$6,670	$8,385	$6,737	$11,992
Gross profit	963	2,003	1,342	3,001
Net income (loss)(1)(2)(3)	(2,142)	809	(3,835)	13,942
Basic earnings per share	$(0.18)	$0.07	$(0.32)	$1.15
Diluted earnings per share	(0.18)	0.07	(0.32)	0.86

	Three Months Ended

	March 31,	June 30,	Sept. 29,	Dec. 31,
	2001	2001	2001	2001

	(in thousands, except per share data)
Net sales	$10,005	$9,490	$8,414	$23,575
Gross profit	3,400	(181)	1,682	4,854
Net loss(4)	(3,784)	(4,540)	(5,356)	(3,256)
Basic and diluted loss per share	$(0.32)	$(0.38)	$(0.45)	$(0.27)

(1)	Net income (loss) for the three months ended March 30, 2002, June 29, 2002 and December 31, 2002 include tax benefits of $2.2 million, $4.2 million and $0.2 million, respectively, booked as a result of the enactment of the Job Creation and Worker Assistance Act of 2002.

(2)	Net income (loss) for the three months ended December 31, 2002 includes a gain of $15.4 million from the sale of the rapid thermal processing product line.

(3)	Net income (loss) for the three months ended December 31, 2002 includes a gain of $0.3 million from the sale of fabrication shop fixed assets.

(4)	Net loss for the three months ended December 31, 2001 includes a gain of $1.4 million from the repurchase of Intevac’s convertible notes.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Officers of the Registrant

      The information required by this item relating to the Company’s directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Directors” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), we evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

1.	The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

Report of Grant Thornton LLP, Independent Auditors

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements — Years Ended December 31, 2002, 2001 and 2000

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

      3.   Exhibits

Exhibit
Number	Description

*****2.1	Asset Purchase Agreement between Intevac, Inc. and Photon Dynamics, Inc. dated as of October 22, 2002
*3.1	Amended and Restated Articles of Incorporation of the Registrant
*3.2	Bylaws of the Registrant
***4.2	Indenture, dated as of February 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
4.3	Indenture, dated as of July 12, 2002, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
*10.1	The Registrant’s 1991 Stock Option/ Stock Issuance Plan
*10.2	The Registrant’s 1995 Stock Option/ Stock Issuance Plan, as amended
*10.3	The Registrant’s Employee Stock Purchase Plan, as amended
****10.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
*10.8	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
*10.9	The Registrant’s 401(k) Profit Sharing Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Auditors
24.1	Power of Attorney (see page 57)
99.1	Certification Pursuant to 18 U.S.C. Section 1350

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

**	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-05531)

***	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-24275)

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*****	Incorporated by reference to the exhibit filed with the Company’s Report on Form 8-K filed November 14, 2002

      (b) Reports on Form 8-K

On November 14, 2002, the registrant filed a report on Form 8-K regarding the sale of the assets of its Rapid Thermal Processing product line to Photon Dynamics, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2003.

INTEVAC, INC.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN Kevin Fairbairn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2003

/s/ NORMAN H. POND Norman H. Pond	Chairman of the Board	March 11, 2003

/s/ CHARLES B. EDDY III Charles B. Eddy III	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 11, 2003

/s/ DAVID DURY David Dury	Director	March 11, 2003

/s/ ROBERT D. HEMPSTEAD Robert D. Hempstead	Director	March 11, 2003

Signature	Title	Date

/s/ DAVID N. LAMBETH David N. Lambeth	Director	March 11, 2003

/s/ ROBERT LEMOS Robert Lemos	Director	March 11, 2003

/s/ H. JOSEPH SMEAD H. Joseph Smead	Director	March 11, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)

	Balance at	Charged (Credited)				Balance at
	Beginning	to Costs and	Charged (Credited)			End of
Description	of Period	Expenses	to Other Accounts	Deductions - Describe		Period

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,713,076	$(1,544,172)	$(2,892)	$52,500	(1)	$113,512
Inventory provisions	4,105,930	6,323,014	(311,136)	1,370,681	(2)	8,747,127
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$113,512	$40,515	$70,833	$(484	)(1)	$225,344
Inventory provisions	8,747,127	3,715,817	896,000	698,077	(2)	12,660,867
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$225,344	$72,717	$—	$28,741	(1)	$269,320
Inventory provisions	12,660,867	1,315,582	(229,367)	4,189,035	(2)	9,558,047

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company

I, Kevin Fairbairn certify that:

1. I have reviewed this annual report on Form 10-K of Intevac, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director

Date: March 11, 2003

I, Charles B. Eddy certify that:

1. I have reviewed this annual report on Form 10-K of Intevac, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary

Date: March 11, 2003

EXHIBIT INDEX

Exhibit
Number	Description

*****2.1	Asset Purchase Agreement between Intevac, Inc. and Photon Dynamics, Inc. dated as of October 22, 2002
*3.1	Amended and Restated Articles of Incorporation of the Registrant
*3.2	Bylaws of the Registrant
***4.2	Indenture, dated as of February 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
4.3	Indenture, dated as of July 12, 2002, between the Company and State Street Bank and Trust Company of California, N.A. as Trustee, including the form of the Convertible Notes
*10.1	The Registrant’s 1991 Stock Option/ Stock Issuance Plan
*10.2	The Registrant’s 1995 Stock Option/ Stock Issuance Plan, as amended
*10.3	The Registrant’s Employee Stock Purchase Plan, as amended
****10.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
*10.8	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
*10.9	The Registrant’s 401(k) Profit Sharing Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Auditors
24.1	Power of Attorney (see page 57)
99.1	Certification Pursuant to 18 U.S.C. Section 1350

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

**	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-05531)

***	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-24275)

****	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*****	Incorporated by reference to the exhibit filed with the Company’s Report on Form 8-K filed November 14, 2002