Form 10-Q
period 2003-03-29
INTEVAC INC
filed 2003-05-06
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On March 29, 2003, 12,182,100 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,123	$28,457
Accounts receivable, net of allowances of $80 and $269 at March 29, 2003 and December 31, 2002.	5,934	4,991
Income taxes recoverable	214	214
Inventories	9,159	15,871
Prepaid expenses and other current assets	864	961

Total current assets	39,294	50,494
Property, plant and equipment, net	6,473	6,793
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	555	580

Total assets	$48,753	$60,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$1,025	$—
Accounts payable	2,174	1,739
Accrued payroll and related liabilities	1,361	1,379
Other accrued liabilities	2,914	3,723
Customer advances	5,053	12,344

Total current liabilities	12,527	19,185
Convertible notes	29,542	30,568
Shareholders’ equity:
Common stock, no par value	19,540	19,389
Accumulated other comprehensive income	183	189
Accumulated deficit	(13,039)	(9,033)

Total shareholders’ equity	6,684	10,545

Total liabilities and shareholders’ equity	$48,753	$60,298

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended

	March 29,	March 30,
	2003	2002

Net revenues:
Systems and components	$10,564	$5,242
Technology development	1,451	1,428

Total net revenues	12,015	6,670
Cost of net revenues:
Systems and components	9,321	4,253
Technology development	1,124	1,332
Inventory provisions	410	122

Total cost of net revenues	10,855	5,707

Gross profit	1,160	963
Operating expenses:
Research and development	2,629	3,129
Selling, general and administrative	1,925	1,710

Total operating expenses	4,554	4,839

Operating loss	(3,394)	(3,876)
Interest expense	(517)	(667)
Interest income and other, net	(95)	187

Loss before income taxes	(4,006)	(4,356)
Benefit from income taxes	—	(2,214)

Net loss	$(4,006)	$(2,142)

Other comprehensive income:
Foreign currency translation adjustment	(6)	11

Total comprehensive loss	$(4,012)	$(2,131)

Basic and diluted loss per share:
Net loss	$(0.33)	$(0.18)
Shares used in per share amounts	12,164	12,041

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended

	March 29,	March 30,
	2003	2002

Operating activities
Net loss	$(4,006)	$(2,142)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	431	841
Inventory provisions	410	122
Unrealized loss on disposal of equipment	297	—
Changes in assets and liabilities	(1,850)	(2,500)

Total adjustments	(712)	(1,537)

Net cash and cash equivalents used in operating activities	(4,718)	(3,679)
Investing activities
Purchase of leasehold improvements and equipment	(768)	(169)

Net cash and cash equivalents used in investing activities	(768)	(169)
Financing activities
Proceeds from issuance of common stock	150	144

Net cash and cash equivalents provided by financing activities	150	144

Effect of exchange rate changes on cash	2	11

Net decrease in cash and cash equivalents	(5,334)	(3,693)
Cash and cash equivalents at beginning of period	28,457	18,157

Cash and cash equivalents at end of period	$23,123	$14,464

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$993	$1,220

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

      The Photonics Technology Division (“PTD”) is developing electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range and low-cost extreme low light level cameras for use in military applications.

      The Commercial Imaging Division was formed in July 2002 with the charter of developing products based on PTD technology for sale to commercial markets.

      The financial information at March 29, 2003 and for the three-month periods ended March 29, 2003 and March 30, 2002 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Intevac considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      Intevac evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when appropriate.

      The results for the three-month period ended March 29, 2003 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Inventories

      The components of inventory consist of the following:

	March 29,	December 31,
	2003	2002

	(in thousands)
Raw materials	$2,637	$3,329
Work-in-progress	3,338	2,628
Finished goods	3,184	9,914

	$9,159	$15,871

      Finished goods inventory consists solely of completed units at customer sites that are undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $9.9 million and $9.6 million at March 29, 2003 and December 31, 2002, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements in that period are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the three months ended March 29, 2003, $0.4 million was added to inventory reserves based on the quarterly analysis and $45,000 of inventory was disposed of and charged to the reserve.

3.     Employee Stock Plans

      At March 29, 2003, Intevac had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Intevac does not have any plans to adopt the fair value requirements of SFAS 123 for reporting purposes.

      The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
Net loss, as reported	$(4,006)	$(2,142)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	247

Pro forma net loss	$(4,118)	$(1,895)

Basic and diluted earnings per share
As reported	$(0.33)	$(0.18)
Pro forma	$(0.34)	$(0.16)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Warranty

      The following table displays the activity in the warranty provision account for the three month periods ending March 29, 2003 and March 30, 2002:

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
Beginning balance	$845	$906
Expenditures incurred under warranties	(561)	(258)
Accruals for product warranties issued during the reporting period	159	84
Adjustments to previously existing warranty accruals	201	73

Ending balance	$644	$805

5.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
Numerator:
Numerator for basic earnings per share — loss available to common stockholders	$(4,006)	$(2,142)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(4,006)	$(2,142)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,164	12,041
Effect of dilutive securities:
Employee stock options(2)	—	—
6 1/2% convertible notes(1)	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,164	12,041

(1)	Diluted EPS for the three-month periods ended March 29, 2003 and March 30, 2002 exclude “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month periods ended March 29, 2003 and March 30, 2002 was 4,269,983 and 1,820,364, respectively.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 29, 2003 and March 30, 2002 was 1,790,168 and 1,875,013, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Segment Reporting

Segment Description

      Intevac, Inc. has three reportable operating segments: Equipment Products, Photonics Technology and Commercial Imaging. Our Equipment Products Division sells complex capital equipment used in the manufacturing of thin-film disks and flat panel displays. Our Photonics Technology Division (“PTD”) is developing sensors and cameras that permit highly sensitive detection of photons in the visible and infrared portions of the spectrum. Our Commercial Imaging Division is developing commercial products based on technology developed by PTD.

      Included in corporate activities are general corporate expenses less an allocation of corporate expenses to operating units equal to 3% and 1% of net revenues for the three months ended March 29, 2003 and March 30, 2002, respectively.

Business Segment Net Revenues

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
Equipment Products	$10,417	$4,935
Photonics Technology	1,597	1,735
Commercial Imaging	1	—

Total	$12,015	$6,670

Business Segment Profit & Loss

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
Equipment Products	$(1,220)	$(2,651)
Photonics Technology	(758)	(698)
Commercial Imaging	(869)	—
Corporate activities	(547)	(527)

Operating loss	(3,394)	(3,876)
Interest expense	(517)	(667)
Interest income	77	74
Other income and expense, net	(172)	113

Loss before income taxes	$(4,006)	$(4,356)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	Three months ended

	March 29,	March 30,
	2003	2002

	(in thousands)
United States	$2,087	$4,237
Far East	9,928	2,133
Europe	—	300

Total	$12,015	$6,670

7.     Income Taxes

      For the three months ended March 29, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Intevac accrued a $2.2 million tax benefit for the three-month period ended March 30, 2002, resulting from federal tax law changes that allowed losses incurred in 2001 and 2002 to be carried back 5 years. Intevac’s $13.5 million deferred tax asset is fully offset by a $13.5 million valuation allowance, resulting in a net deferred tax asset of zero at March 29, 2003.

8.     Capital Transactions

      During the three-month period ending March 29, 2003, Intevac sold stock to its employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 56,916 shares were issued for which Intevac received $150,000.

9.     Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2003 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected orders, revenue, operating results and cash balances. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2003, Form 10-Q’s and Form 8-K’s.

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

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates made in the preparation of our consolidated financial statements.

      Revenue Recognition — We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our policy allows revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. On January 1, 2003, Intevac changed its revenue recognition policy for system orders received after December 31, 2002.

System Revenue Recognition for Orders Received After 12/31/02

      Certain of Intevac’s product sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of equipment, then Intevac recognizes revenue for the fair market value of the equipment upon shipment and transfer of title and recognizes revenue for the fair market value of installation and acceptance services when those services are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance. In the event that Intevac’s customer chooses not to complete installation and acceptance, and Intevac’s obligations under the contract to complete installation, acceptance or any other tasks (with the exception of warranty obligations) have been fully discharged, then Intevac recognizes any remainder revenue to the extent that collectibility under the contract is reasonably assured. For contracts with end user customer acceptance provisions established prior to 2003, Intevac has deferred all revenue recognition until completion of installation and customer acceptance. The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was adopted to better conform Intevac’s revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues, a decrease in 2001 revenues of $1.5 million and an increase of 2000 revenues of

$1.5 million. The effect on net income of adopting this policy in years prior to 2003 would have been no effect on 2002 net income, a decrease in 2001 net income of $33,000 and an increase in 2000 net income of $33,000. The adoption of this policy had no effect on revenue or net income in the period ended March 29, 2003.

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

      There is a written acceptance and test procedure (“ATP”) for each system, which is specified in the customer purchase order. The ATP includes a detailed set of criteria that are required as a condition of customer acceptance. The ATP is typically conducted over one or more days, during which the system is subjected to a number of tests to validate that the system is performing in a repeatable fashion, reliably and to specification. If material issues or problems are discovered during the ATP process, then they are corrected prior to customer acceptance.

      In the case of a direct end user sale, there are typically two ATP’s performed. The first ATP is performed at Intevac’s factory and must be approved by the customer prior to shipment of the system. The second ATP is performed after the system has been installed at the customer’s factory, with the customer in attendance. Once the second ATP is approved by the customer, and the customer has accepted the system in writing and agreed to make any remaining payments due on the system, then the system is recognized as a sale and revenue for the entire system is recorded.

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

      As of March 29, 2003 Intevac reported $3.2 million of finished goods (see Inventories), which consisted of a FPD silicon deposition system undergoing final acceptance testing at the end user’s facility.

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

      Warranty — Intevac’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

      Valuation of long-lived and intangible assets and goodwill — We assess the impairment of identifiable intangibles, long-lived assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

Results of Operations

Three Months Ended March 29, 2003 and March 30, 2002.

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture flat panel displays, equipment used to manufacture thin-film disks, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues increased by 80% to $12.0 million for the three months ended March 29, 2003 from $6.7 million for the three months ended March 30, 2002.

      Equipment Product Division (“EPD”) revenues increased to $10.4 million for the three months ended March 29, 2003 from $4.9 million for the three months ended March 30, 2002. The increase in EPD revenue was the result of customer acceptance of $7.3 million of upgrades to flat panel display manufacturing systems that were shipped in early 2002 and to higher revenue from disk equipment technology upgrades and spare parts, partially offset by a decrease in sales of disk manufacturing systems. Photonics Technology Division (“PTD”) net revenues decreased to $1.6 million for the three months ended March 29, 2003 from $1.7 million for the three months ended March 30, 2002. The decrease in PTD net revenues was the result of lower revenues from prototype products.

      International sales increased by 308% to $9.9 million for the three months ended March 29, 2003 from $2.4 million for the three months ended March 30, 2002. The increase in international sales was due to the increase in net revenues from flat panel manufacturing equipment referred to above. International sales constituted 83% of net revenues for the three months ended March 29, 2003 and 37% of net revenues for the three months ended March 30, 2002.

      Backlog. Intevac’s backlog of orders for its products was $12.2 million at March 29, 2003 and $27.3 million at March 30, 2002. The reduction was due to revenue recognition of the flat panel system upgrades previously shipped, a reduction in the number of disk manufacturing systems on order and the sale of the rapid thermal processing product line in November 2002. We include in backlog the value of purchase orders for our products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin decreased to 9.7% for the three months ended March 29, 2003 from 14.4% for the three months ended March 30, 2002.

      Gross margin in EPD decreased to 8.3% for the three-month period ended March 29, 2003 from 15.5% for the three-month period ended March 30, 2002. The decrease in EPD was primarily due to the flat panel system upgrade revenue contributing minimal gross margin and to the establishment of a $0.3 million cost to market reserve on the remaining MDP 250B disk manufacturing system in inventory. PTD gross margins increased to 18.7% during the three months ended March 29, 2003 from 11.3% during the three months ended March 30, 2002. PTD gross margins were favorably impacted by the mix of sales derived from fully funded research and development contracts versus cost-shared research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, imaging products and company funded research performed by PTD. Research and development expense decreased to $2.6 million for the three months ended March 29, 2003 from $3.1 million for the three months ended March 30, 2002, representing 21.9% and 46.9%, respectively, of net revenue. This decrease was primarily the result of reduced spending for development of flat panel manufacturing equipment, partially offset by spending for the development of commercial imaging products.

      Research and development expenses do not include costs of $1.1 million and $1.3 million, respectively, for the three-month periods ended March 29, 2003 and March 30, 2002 related to contract research and development performed by PTD. These expenses are included in cost of net revenues. Research and development expenses also do not include costs of $0.1 million in the three-month period ended March 30, 2002, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, liability insurance, legal and professional services and bad debt expense. Domestic sales and international sales of disk manufacturing products in Singapore, Malaysia and Taiwan are made by Intevac’s direct sales force, whereas other international sales of disk manufacturing products and other products are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. We also have a subsidiary in Singapore to support customers in Southeast Asia.

      Selling, general and administrative expense increased to $1.9 million for the three months ended March 29, 2003 from $1.7 million for the three months ended March 30, 2002, representing 16.0% and 25.6%, respectively, of net revenue. The increase was the result of $0.3 million of surplus facility costs being recorded in selling, general and administrative expense and an increase in the cost of director’s and officer’s insurance, partially offset by a reduction in the provision for bad debts.

      Interest expense. Interest expense consists primarily of interest on Intevac’s convertible notes. Interest expense decreased to $0.5 million in the three months ended March 29, 2003 from $0.7 million in the three months ended March 30, 2002. The decrease in interest expense was due to a reduction in convertible notes outstanding as a result of the exchange offer completed by Intevac in July 2002.

      Interest income and other, net. Interest income and other, net totaled ($0.1) million and $0.2 million for the three months ended March 29, 2003 and March 30, 2002, respectively. Interest income and other, net in 2003 consisted of $0.2 million of interest and dividend income on investments offset by the establishment of a $0.3 million reserve for the disposition of a fixed asset that is no longer in use. Interest income and other, net in 2002 consisted of $0.2 million of interest and dividend income on investments.

      Provision for (benefit from) income taxes. For the three months ended March 29, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. We accrued a $2.2 million tax benefit for the three-month period ended March 30, 2002. This resulted from federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. Intevac paid federal income taxes of approximately $5.1 million for 1996 and $0.9 million for 1997. Our federal tax returns, and any refunds resulting from them, are subject to audit for 3 years from the date filed. Intevac’s $13.5 million deferred tax asset is fully offset by a $13.5 million valuation allowance, resulting in a net deferred tax asset of zero at March 29, 2003.

Liquidity and Capital Resources

      Intevac’s operating activities used cash of $4.7 million during the three months ended March 29, 2003. The cash used was due primarily to the net loss incurred and the semi-annual interest payment on our convertible notes. In the three months ended March 30, 2002, our operating activities used cash of $3.7 million due primarily to the net loss incurred, the semi-annual interest payment on our convertible notes and increases in receivables and inventory, which were partially offset by increased customer advances and depreciation and amortization.

      Intevac’s investing activities used cash of $0.8 million and $0.2 million in the three months ended March 29, 2003 and March 30, 2002, respectively, for the purchase of fixed assets.

      Intevac’s financing activities provided cash of $0.2 million and $0.1 million in the three-month periods ended March 29, 2003 and March 30, 2002, respectively, as the result of the sale of Intevac stock to our employees through Intevac’s employee benefit plans.

      At March 29, 2003, Intevac had $23.1 million of cash and cash equivalents. Intevac intends to undertake approximately $2 million in capital expenditures during the next 9 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the balance of 2003.

      Intevac has incurred operating losses each year since 1998 and cannot predict with certainty when it will return to operating profitability. 2003 operating results and cash flow are contingent upon a number of factors, but in particular on the receipt by the Equipment Products Division of large multi-system disk manufacturing equipment orders. While Intevac is forecasting the receipt of these orders in 2003, it is not able to accurately predict when, or if, its Equipment Products Division will actually receive these orders, or the timing of the resulting revenue. Without the receipt of substantial equipment orders deliverable for revenue during 2003, Intevac is likely to incur an operating loss and consume a significant portion of its cash during 2003.

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

      Over the last nine quarters our operating loss as a percentage of net revenues has fluctuated between approximately 59% and 1% of net revenues. Over the same period our sales per quarter have fluctuated between $23.6 million and $6.7 million. We anticipate that our sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

      Based on the shares outstanding on March 29, 2003, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold in aggregate 7% of the outstanding convertible notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s debt obligations.

								Fair
	2003	2004	2005	2006	2007	Beyond	Total	Value

	(in thousands)
Long-term debt
Fixed rate	—	$1,025	—	—	—	$29,542	$30,567	$24,925
Average rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

      Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At March 29, 2003, Intevac did not have foreign currency forward exchange contracts.

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

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K:

On March 6, 2003, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 5, 2003

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2003

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

Date: May 5, 2003

/s/ KEVIN FAIRBAIRN

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

Date: May 5, 2003

/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350