Form 10-Q
period 2002-06-28
INTEVAC INC
filed 2003-08-11
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On June 28, 2003 12,197,653 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,243	$28,457
Accounts receivable, net of allowances of $81 and $269 at June 28, 2003 and December 31, 2002, respectively	4,164	4,991
Income taxes recoverable	—	214
Inventories	8,812	15,871
Prepaid expenses and other current assets	654	961

Total current assets	33,873	50,494
Property, plant and equipment, net	6,545	6,793
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	531	580

Total assets	$43,380	$60,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$1,025	$—
Accounts payable	1,897	1,739
Accrued payroll and related liabilities	1,294	1,379
Other accrued liabilities	3,290	3,723
Customer advances	4,399	12,344

Total current liabilities	11,905	19,185
Convertible notes	29,542	30,568
Shareholders’ equity:
Common stock, no par value	19,576	19,389
Accumulated other comprehensive income	193	189
Accumulated deficit	(17,836)	(9,033)

Total shareholders’ equity	1,933	10,545

Total liabilities and shareholders’ equity	$43,380	$60,298

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net revenues:
Systems and components	$2,677	$6,600	$13,241	$11,846
Technology development	1,910	1,785	3,361	3,209

Total net revenues	4,587	8,385	16,602	15,055
Cost of net revenues:
Systems and components	1,711	4,375	11,032	8,628
Technology development	1,435	1,425	2,559	2,757
Inventory provisions	322	582	732	704

Total cost of net revenues	3,468	6,382	14,323	12,089

Gross profit	1,119	2,003	2,279	2,966
Operating expenses:
Research and development	3,114	2,977	5,743	6,106
Selling, general and administrative	2,146	1,836	4,071	3,546

Total operating expenses	5,260	4,813	9,814	9,652

Operating loss	(4,141)	(2,810)	(7,535)	(6,686)
Interest expense	(508)	(661)	(1,025)	(1,328)
Interest income and other, net	(148)	168	(243)	355

Loss before income taxes	(4,797)	(3,303)	(8,803)	(7,659)
Benefit from income taxes	—	(4,155)	—	(6,369)

Net income (loss)	$(4,797)	$852	$(8,803)	$(1,290)

Other comprehensive income (loss):
Foreign currency translation adjustment	10	9	4	20

Total comprehensive income (loss)	$(4,787)	$861	$(8,799)	$(1,270)

Basic earnings per share:
Net income (loss)	$(0.39)	$0.07	$(0.72)	$(0.11)
Shares used in per share amounts	12,187	12,060	12,176	12,051
Diluted earnings per share:
Net income (loss)	$(0.39)	$0.07	$(0.72)	$(0.11)
Shares used in per share amounts	12,187	12,262	12,176	12,051

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Operating activities
Net loss	$(8,803)	$(1,290)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	950	1,867
Inventory provisions	732	704
Foreign currency (gain)/loss	—	1
Loss on disposal of equipment	642	—
Changes in operating assets and liabilities	(234)	(2,333)

Total adjustments	2,090	239

Net cash and cash equivalents used in operating activities	(6,713)	(1,051)
Investing activities
Purchase of leasehold improvements and equipment	(1,680)	(625)

Net cash and cash equivalents used in investing activities	(1,680)	(625)
Financing activities
Proceeds from issuance of common stock	186	144

Net cash and cash equivalents provided by financing activities	186	144

Effect of exchange rate changes on cash	(7)	20

Net decrease in cash and cash equivalents	(8,214)	(1,512)
Cash and cash equivalents at beginning of period	28,457	18,157

Cash and cash equivalents at end of period	$20,243	$16,645

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$993	$1,220
Income tax refund	(214)	—

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

      The Photonics Technology Division (“PTD”) is developing electro-optical sensors and cameras that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum. This development work is aimed at creating new products for both military and industrial applications. Products include Laser Illuminated Viewing and Ranging (“LIVAR®”) systems for positive target identification at long range and low-cost extreme low light level cameras for use in military applications.

      The Commercial Imaging Division was formed in July 2002 with the charter of developing products based on PTD technology for sale to commercial markets.

      The financial information at June 28, 2003 and for the three- and six-month periods ended June 28, 2003 and June 29, 2002 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Intevac considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      Intevac evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when collectibility is not reasonably assured.

      The results for the three- and six-month periods ended June 28, 2003 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Inventories

      The components of inventory consist of the following:

	June 28,	December 31,
	2003	2002

	(unaudited)

	(in thousands)
Raw materials	$2,436	$3,329
Work-in-progress	3,189	2,628
Finished goods	3,187	9,914

	$8,812	$15,871

      Finished goods inventory consists solely of completed units at customer sites undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $10.5 million and $9.6 million at June 28, 2003 and December 31, 2002, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the six months ended June 28, 2003, $0.7 million was added to inventory reserves based on the quarterly analysis and $4,000 of inventory was disposed of and charged to the reserve.

3.     Employee Stock Plans

      At June 28, 2003, Intevac had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Intevac does not have any plans to adopt the fair value requirements of SFAS 123 for recognition purposes.

      The following table illustrates the effects on net income (loss) and earnings (loss) per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Net income (loss), as reported	$(4,797)	$852	$(8,803)	$(1,290)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(155)	(198)	(267)	50

Pro forma net income (loss)	$(4,952)	$654	$(9,070)	$(1,240)

Basic and diluted earnings per share
As reported	$(0.39)	$0.07	$(0.72)	$(0.11)
Pro forma	$(0.41)	$0.05	$(0.74)	$(0.10)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Warranty

      Intevac’s typical warranty is 12 months from customer acceptance. In some cases extended warranty periods beyond 12 months are marketed to our customers. The warranty period on used systems is generally shorter than 12 months. The warranty period on consumable parts is limited to their reasonable usable life. A provision for the estimated warranty cost is recorded when revenue is recognized.

      The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on the Company’s balance sheet, for the three and six-month periods ending June 28, 2003 and June 29, 2002:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Beginning balance	$644	$805	$845	$906
Expenditures incurred under warranties	(46)	(127)	(607)	(385)
Accruals for product warranties issued during the reporting period	32	121	191	205
Adjustments to previously existing warranty accruals	34	(226)	235	(153)

Ending balance	$664	$573	$664	$573

5.     Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Numerator:
Numerator for basic earnings per share — income (loss) available to common stockholders	$(4,797)	$852	$(8,803)	$(1,290)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — income (loss) available to common stockholders after assumed conversions	$(4,797)	$852	$(8,803)	$(1,290)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,187	12,060	12,176	12,051
Effect of dilutive securities:
Employee stock options(2)	—	202	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	—	202	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,187	12,262	12,176	12,051

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted EPS for the three- and six-month periods ended June 28, 2003 and June 29, 2002 excludes “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three- and six-month periods ended June 28, 2003 was 4,269,983, and the number of “as converted” shares excluded for the three- and six-month periods ended June 29, 2002 was 1,820,364.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 28, 2003 and June 29, 2002 was 1,793,950 and 1,097,759, respectively, and the number of employee stock options excluded for the six-month periods ended June 28, 2003 and June 29, 2002 was 1,792,059 and 1,863,229, respectively.

6.     Segment Reporting

     Segment Description

      Intevac, Inc. has three reportable operating segments: Equipment Products, Photonics Technology and Commercial Imaging. Our Equipment Products Division sells complex capital equipment used in the manufacturing of thin-film disks and flat panel displays. Our Photonics Technology Division (“PTD”) is developing sensors and cameras that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum. Intevac’s technology development revenues are generated within the PTD segment. Our Commercial Imaging Division is developing commercial products based on technology developed by PTD.

      Included in corporate activities are general corporate expenses less an allocation of corporate expenses to operating units equal to 3% and 1% of net revenues in 2003 and 2002, respectively.

     Business Segment Net Revenues

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Equipment Products	$2,396	$6,582	$12,813	$11,517
Photonics Technology	2,186	1,774	3,783	3,509
Commercial Imaging	5	29	6	29

Total	$4,587	$8,385	$16,602	$15,055

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
Equipment Products	$(1,937)	$(1,648)	$(3,157)	$(4,299)
Photonics Technology Division	(467)	(206)	(1,225)	(904)
Commercial Imaging	(927)	(403)	(1,796)	(403)
Corporate activities	(810)	(553)	(1,357)	(1,080)

Operating loss	(4,141)	(2,810)	(7,535)	(6,686)
Interest expense	(508)	(661)	(1,025)	(1,328)
Interest income	88	66	165	140
Other income and expense, net	(236)	102	(408)	215

Loss from continuing operations before income taxes	$(4,797)	$(3,303)	$(8,803)	$(7,659)

     Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(in thousands)
United States	$2,521	$2,530	$4,608	$6,767
Far East	2,060	5,855	11,988	7,988
Europe	—	—	—	300
Rest of World	6	—	6	—

Total	$4,587	$8,385	$16,602	$15,055

7.     Income Taxes

      For the three- and six-month periods ended June 28, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Intevac accrued a tax benefit of $4.2 million and $6.4 million, respectively, for the three- and six-month periods ended June 29, 2002. This resulted from federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company’s $15.2 million deferred tax asset is fully offset by a $15.2 million valuation allowance, resulting in a net deferred tax asset of zero at June 28, 2003.

8.     Capital Transactions

      During the six-month period ending June 28, 2003, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 72,469 shares were issued for which the Company received $186,000.

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

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes, warranty obligations, long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Significant estimates and judgements are reviewed by the Audit Committee and discussed with our auditors at the end of each quarter prior to the public release of our financial results.

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates made in the preparation of our consolidated financial statements.

      Revenue Recognition – We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Our policy allows revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. On January 1, 2003, Intevac changed its revenue recognition policy for system orders received after December 31, 2002.

          System Revenue Recognition for Orders Received After 12/31/02

      Certain of Intevac’s product sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of equipment, then Intevac recognizes revenue for the fair market value of the equipment upon shipment and transfer of title and recognizes revenue for the fair market value of installation and acceptance services when those services are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance. In the event that Intevac’s customer chooses not to complete installation and acceptance, and Intevac’s obligations under the contract to complete installation, acceptance or any other tasks (with the exception of warranty obligations) have been fully discharged, then Intevac recognizes any remainder revenue to the extent that collectibility under the contract is reasonably assured. For contracts with end user customer acceptance provisions established prior to 2003, Intevac has deferred all revenue recognition until completion of installation and customer acceptance. The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was adopted to better conform Intevac’s revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues, a decrease in 2001 revenues of $1.5 million and an increase of 2000 revenues of $1.5 million. The effect on net income of adopting this policy in years prior to 2003 would have been no effect on 2002 net income, a decrease in

2001 net income of $33,000 and an increase in 2000 net income of $33,000. There was no effect on earnings per share in any of the three years. The adoption of this policy had no effect on revenue or net income in the period ended June 28, 2003.

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

      These contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, incentive fee, no fee and cost-sharing. The deliverables under each contract range from providing reports to providing prototype hardware. In none of the contracts is there an obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, by mutual agreement of both parties, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The US Government has a paid-up license to use any invention/intellectual property for government purposes only.

      Inventories – We make provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, the disk industry has suffered from over-capacity and poor financial results, which has led to industry consolidation. Consolidation can lead to the availability of used equipment that competes at very low prices with our products. Financial stress and consolidation in our customer base can also lead to the cancellation of orders for products after we have incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

      Warranty – Intevac’s standard warranty is twelve months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

      Valuation of long-lived and intangible assets and goodwill – We assess the impairment of identifiable intangibles, long-lived assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

      Prototype costs – Prototype product costs that are not paid for under research and development contracts and are in excess of fair market value are charged to research and development expense.

Results of Operations

     Three Months Ended June 28, 2003 and June 29, 2002.

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components and contract research and development related to the development of electro-optical devices and systems. Net revenues decreased 45% to $4.6 million for the three months ended June 28, 2003 from $8.4 million for the three months ended June 29, 2002.

      Equipment Products Division (“EPD”) revenues decreased to $2.4 million for the three months ended June 28, 2003 from $6.6 million for the three months ended June 29, 2002. The decrease in EPD revenue was primarily the result of a decrease in sales of disk and flat panel manufacturing systems partially offset by an increase in sales of technology upgrades and spare parts. Net revenues from the Photonics Technology Division increased to $2.2 million for the three months ended June 28, 2003 from $1.8 million for the three months ended June 29, 2002 as a result of increased revenue from contract R&D and from prototype products. We expect that PTD revenues will increase in the second half of 2003 relative to the first half of 2003 as a result of orders received during the second quarter and early in the third quarter of 2003.

      International sales decreased 65% to $2.1 million for the three months ended June 28, 2003 from $5.9 million for the three months ended June 29, 2002. The decrease in international sales was primarily due to a decrease in net revenues from disk and flat panel manufacturing systems. International sales constituted 45% of net revenues for the three months ended June 28, 2003 and 70% of net revenues for the three months ended June 29, 2002.

      Backlog. Intevac’s backlog of orders for its products was $14.3 million at June 28, 2003 and $27.8 million at June 29, 2002. The reduction was due to a decrease in the number of flat panel and disk manufacturing systems on order and the sale of the rapid thermal processing product line in November 2002. We include in backlog the value of purchase orders for our products that have scheduled delivery dates.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 24% in each of the three-month periods ended June 28, 2003 and June 29, 2002.

      Gross margin in EPD decreased slightly to 27% for the three-month period ended June 28, 2003 from 28% for the three-month period ended June 29, 2002. EPD margins in the second quarter of 2003 were negatively impacted by the addition of $0.3 million of inventory reserves and by the under-absorption of manufacturing overhead due to low manufacturing volume. $3.7 million of EPD’s backlog at June 28, 2003 relates to D-STAR® products that will not generate any significant gross margin. We are not able to accurately project the gross margin for the balance of the equipment business as it will vary depending on a number of factors, including, factory utilization and pricing achieved on future orders.

      PTD gross margins increased to 22% during the three months ended June 28, 2003 from 6% during the three months ended June 29, 2002. PTD gross margins were favorably impacted by the mix of revenues derived from prototype products and from fully funded research and development contracts versus cost-shared research and development contracts. We expect that PTD gross margins for the remainder of 2003 will continue to improve based on the majority of revenues being derived from fully funded research and development contracts and from prototype products.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, imaging products and company funded research performed by PTD. Research and development expense increased to $3.1 million for the three months ended June 28, 2003 from $3.0 million for the three months ended June 29, 2002, representing 68% and 36%, respectively, of net revenue. The increase was primarily the result of increased spending for the development of disk manufacturing equipment and commercial imaging products, partially offset by reduced spending for development of flat panel manufacturing equipment.

      Research and development expenses do not include costs of $1.4 million for each of the three-month periods ended June 28, 2003 and June 29, 2002 related to contract research and development performed by the Company’s Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.0 million and $0.1 million in the three-month periods ended June 28, 2003 and June 29, 2002, respectively, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, liability insurance, legal and professional services, and bad debt expense. Domestic sales and international sales of disk manufacturing systems in Singapore, Malaysia and Taiwan are made by Intevac’s direct sales force, whereas other international sales of disk manufacturing products and other products are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. We also have a subsidiary in Singapore to support disk manufacturing customers in Southeast Asia. We plan to increase staff at our Singapore subsidiary during the second half of 2003 to provide an improved level of customer service and support to our Southeast Asian customers.

      Selling, general and administrative expense increased to $2.1 million for the three months ended June 28, 2003 from $1.8 million for the three months ended June 29, 2002, representing 47% and 22%, respectively, of net revenue. The increase was the result of $0.3 million of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense consists primarily of interest on Intevac’s convertible notes. Interest expense decreased to $0.5 million in the three months ended June 28, 2003 from $0.7 million in the three months ended June 29, 2002. The decrease in interest expense was due to a reduction in convertible notes outstanding as a result of the exchange offer completed by Intevac in July 2002.

      Interest income and other, net. Interest income and other, net totaled ($0.1) million and $0.2 million for the three months ended June 28, 2003 and June 29, 2002, respectively. Interest income and other, net in 2003 consisted of $0.2 million of interest and dividend income on investments offset by the establishment of an additional $0.3 million reserve related to the disposition of fixed assets. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments.

      Provision for (benefit from) income taxes. For the three months ended June 28, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. We accrued a tax benefit of $4.2 million for the three-month period ended June 29, 2002. This resulted from federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. Intevac paid federal income taxes of approximately $5.2 million for 1996, $0.9 million for 1997 and $0.5 million for 1998. Our federal tax returns, and any refunds resulting from them, are subject to audit for 3 years from the date filed. Intevac’s $15.2 million deferred tax asset is fully offset by a $15.2 million valuation allowance, resulting in a net deferred tax asset of zero at June 28, 2003.

Six Months Ended June 28, 2003 and June 29, 2002.

      Net revenues. Net revenues increased 10% to $16.6 million for the six months ended June 28, 2003 from $15.1 million for the six months ended June 29, 2002. EPD revenues increased to $12.8 million for the six months ended June 28, 2003 from $11.5 million for the six months ended June 29, 2002. The increase in EPD revenues was due primarily to increases in revenues from flat panel manufacturing systems and from technology upgrades and spare parts, partially offset by a decrease in revenues from disk manufacturing systems. PTD revenues increased to $3.8 million for the six months ended June 28, 2003 from $3.5 million for the six months ended June 29, 2002. The increase in PTD sales was due to increased revenue from both contract R&D and from prototype products.

      International sales increased 45% to $12.0 million for the six months ended June 28, 2003 from $8.3 million for the six months ended June 29, 2002. The increase in international sales during the six months ended June 28, 2003 was primarily due to an increase in net revenues from flat panel manufacturing systems. International sales constituted 72% of net revenues for the six months ended June 28, 2003 and 55% of net revenues for the six months ended June 29, 2002.

      Gross margin. Gross margin was 14% for the six months ended June 28, 2003 as compared to 20% for the six months ended June 29, 2002. EPD gross margin was 12% and 23% for the six months ended June 28, 2003 and June 29, 2002, respectively. The decrease in EPD gross margin was primarily due to $7.3 million of flat panel system revenue contributing minimal gross margin and to the establishment in 2003 of $0.7 million of inventory reserves. PTD gross margin increased to 20% for the six months ended June 28, 2003 from 9% for the six months ended June 29, 2002. PTD gross margins were favorably impacted by the mix of sales derived from prototype products and from fully funded research and development contracts versus cost-shared research and development contracts.

      Research and development. Company funded research and development expense decreased 6% to $5.7 million for the six months ended June 28, 2003 from $6.1 million for the six months ended June 29, 2002, representing 35% and 41%, respectively, of net revenue. The decrease was primarily the result of lower spending for the development of flat panel manufacturing equipment, partially offset by increases in spending for development of disk manufacturing equipment and for commercial imaging products.

      Research and development expenses do not include costs of $2.6 million and $2.8 million, respectively, for the six-month periods ended June 28, 2003 and June 29, 2002 related to contract research and development performed by PTD. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $0.1 million and $0.2 million, respectively, in the six-month periods ended June 28, 2003 and June 29, 2002, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense increased to $4.1 million for the six months ended June 28, 2003 from $3.5 million for the six months ended June 29, 2002, representing 25% and 24%, respectively, of net revenue. The increase was primarily the result of $0.6 million of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense decreased to $1.0 million for the six months ended June 28, 2003 from $1.3 million in the six months ended June 29, 2002. The decrease in interest expense was due to a reduction in convertible notes outstanding as a result of the exchange offer completed by Intevac in July 2002.

      Interest income and other, net. Interest income and other, net totaled ($0.2) million and $0.4 million for the six months ended June 28, 2003 and June 29, 2002, respectively. Interest income and other, net in 2003 consisted primarily of $0.4 million of interest and dividend income on investments offset by the establishment of a $0.6 million reserve related to the disposition of fixed assets. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments.

      Provision for (benefit from) income taxes. For the six months ended June 28, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. We accrued a tax benefit of $6.4 million for the six-month period ended June 29, 2002.

Liquidity and Capital Resources

      Intevac’s operating activities used cash of $6.7 million for the six months ended June 28, 2003. The cash used was due primarily to the net loss incurred and the semi-annual interest payment on our convertible notes, which was partially offset by depreciation and amortization. In the six months ended June 29, 2002, the Company’s operating activities used cash of $1.1 million due primarily to the net loss incurred and the semi-annual interest payment on our convertible notes, which was partially offset by increases in customer advances, and by depreciation and amortization.

      Intevac’s investing activities used cash of $1.7 million and $0.6 million for the six months ended June 28, 2003 and June 29, 2002, respectively, for the purchase of fixed assets.

      Intevac’s financing activities provided cash of $0.2 million and $0.1 million for the six-month periods ended June 28, 2003 and June 29, 2002 as the result of the sale of Intevac common stock to our employees through Intevac’s employee benefit plans.

      At June 28, 2003, Intevac had $20.2 million of cash and cash equivalents. Intevac intends to undertake approximately $1 million in capital expenditures during the next 6 months and believes the existing cash and cash equivalent balances will be sufficient to meet its cash requirements for the balance of 2003.

      Intevac has incurred operating losses each year since 1998 and cannot predict with certainty when it will return to operating profitability. 2003 operating results and cash flow are contingent upon a number of factors, but in particular on the receipt by the Equipment Products Division of large multi-system disk manufacturing equipment orders. While Intevac is forecasting the receipt of these orders in the second half of 2003, it is not able to accurately predict when, or if, its Equipment Products Division will actually receive these orders, or the timing of the resulting revenue. Regardless of when these orders are received, we do not expect to receive sufficient equipment orders deliverable for revenue during 2003 to prevent an operating loss during 2003.

Certain Factors Which May Affect Future Operating Results

     Revenue generated by our businesses during 2003 will not provide sufficient gross profit to cover operating and interest expenses.

      The majority of our revenues and gross profit have historically been derived from sales of disk manufacturing equipment and deposition and rapid thermal processing equipment for the manufacture of flat panel displays. Our sales of disk manufacturing equipment have been severely depressed since the middle of 1998. While we believe that the disk manufacturing industry will need to make substantial investments to upgrade its productive capacity, the timing of this investment is uncertain and there can be no assurance that it will happen, or that we will be selected to provide these upgrades. We sold our rapid thermal processing product line to Photon Dynamics in November 2002, a product line which accounted for $7.1 million of our net revenues during 2002. Additionally, other than for products that are already shipped and undergoing installation and acceptance testing, we have no current backlog of orders for deposition products for the manufacture of flat panel displays, nor are we actively marketing any of our flat panel display deposition products. PTD has yet to earn an annual profit. Failure to generate sufficient net revenues and gross profit in 2003 to offset operating and interest expenses will have an adverse effect on our business, net worth and cash.

     We sell our Equipment Products to a small number of large customers. Competition is intense and loss of one of those customers would significantly reduce potential future revenues.

      We market our disk manufacturing equipment to a small number of large multinational hard disk drive and media manufacturers such as Hitachi Global Storage Technology, Komag, Maxtor and Seagate Technology. Our customers operate in an extremely cost competitive industry and put great emphasis on controlling costs, including the cost of procuring disk manufacturing equipment such as the equipment we sell. The disk manufacturing industry has not made significant additions to capacity since 1998. Also, as the industry has consolidated since 1998, a number of customers have purchased used equipment at reduced prices rather than pay full price for new equipment.

      Our disk manufacturing products experience intense competition worldwide from Anelva Corporation, Ulvac Japan, Ltd. and Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products.

      Accordingly, product pricing is extremely competitive and competition for our customers is intense, and we, or our competitors, may offer substantial pricing concessions and incentives to attract customers or retain existing customers. The loss of one of our large customers could significantly reduce potential future revenues and have an adverse affect on EPD.

     The majority of our future revenue is dependent on new products. If these new products are not successful, then our results of operations will be severely impacted.

      We have invested heavily, and continue to invest, in the development of new products. EPD continues to invest heavily to develop its 200 Lean disk manufacturing system and related products for the thin-film disk manufacturing industry. PTD’s LIVAR® target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. CID is developing commercial products based on the technology developed by PTD. These businesses will require substantial further investment in sales and marketing, in product development and in additional production facilities. There can be no assurance that we will succeed in these activities and generate significant sales of products. The development of all these products requires substantial investments in product and market development and has resulted in substantial operating losses at Intevac. Successful development, introduction and sale of these new products is necessary for us to generate operating profits. Failure of any of these products to perform as intended, to penetrate their markets and develop into profitable product lines would have an adverse effect on our business.

     Demand for capital equipment is cyclical, which subjects our business to long periods of depressed revenues interspersed with periods of unusually high revenues.

      EPD sells equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. When supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by us will be unusually high, and that in other years sales of new systems by us will be severely depressed. Sales of systems for thin-film disk production have been severely depressed since the middle of 1998. Our customers have been able to defer significant investment in new disk deposition systems since 1998 by continually extending the capability of the installed base of disk deposition systems to produce disks with ever increasing areal density. Some of our customers believe that the installed base of disk deposition equipment is no longer capable of cost effectively producing disks at rapidly increasing rates of areal density, while other of our customers believe that the installed base of disk deposition equipment can be further extended to produce disks with increasing areal density. The timing of replacement of the installed base of our customers will have an impact on our sales. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on our business.

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

      EPD systems have a large number of components and are highly complex. We may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. From time to time, we market, and commit to deliver, new systems, modules and components with advanced features and capabilities that are still in the design phase. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of orders, failure to achieve acceptance as anticipated, unanticipated rework and warranty costs, penalties for non performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer. In some instances, we depend upon a sole supplier or a limited number of suppliers for complex components or sub-assemblies utilized in our products. Any of these factors could adversely affect our business.

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

      We provide products that are expected to have a long useful life and that are critical to our customers’ operations. From time to time, as part of business agreements, we place portions of our intellectual property into escrow to provide assurance to our customers that our technology will be available, in the event that we are unable to support it at some point in the future.

      Failure to adequately protect our intellectual property rights could have an adverse effect upon our business.

     Our operating results fluctuate significantly.

      Over the last ten quarters our operating loss as a percentage of net revenues has fluctuated between approximately 90% and 1% of net revenues. Over the same period our sales per quarter have fluctuated between $23.6 million and $4.6 million. We anticipate that our sales and operating margins will continue to fluctuate. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

      The market price of our common stock has experienced both significant increases in valuation and significant decreases in valuation, over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock and convertible notes. Our common stock is not heavily traded in the market, with daily volume averaging approximately 19,000 shares in 2003. As a result, any attempt by a shareholder to either acquire or dispose of a significant position in our stock could cause significant fluctuations in the price of the shares.

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

      Based on the shares outstanding on June 28, 2003, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold in aggregate 7% of the outstanding convertible notes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our debt obligations as of June 28, 2003.

	2003	2004	2005	2006	2007	Beyond	Total	Fair Value

				(in thousands)
Short-term debt
Fixed rate	—	$1,025	—	—	—	—	$1,025	$923
Average rate	6.50%	6.50%	—	—	—	—
Long-term debt
Fixed rate	—	—	—	—	—	$29,542	$29,542	$29,542
Average rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements our operating results. At June 28, 2003, we had no foreign currency forward exchange contracts.

Item 4.     Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      On October 21, 2002 a lawsuit was filed in Queensland, Australia by Gerard Bampton, a member of the Australian Special Air Services Regiment who was injured in the 1996 crash. Included in the suit’s allegations were assertions that the crash was caused by defective night vision goggles. The suit named three US manufacturers of military night vision goggles, of which Intevac was one. The suit also named the manufacturer of the helicopters. On June 3, 2003 the plaintiffs and Intevac executed a Settlement Agreement releasing Intevac from all claims, actions, suits, causes of actions, liability, costs and expenses, which they now have, or may at anytime arising from, or incidental to, these proceedings and the issues raised in it, or the 1996 crash, and releasing the plaintiff from all claims, actions, suits, causes of action, liability, costs, and expenses, which they now have, or may at any time have arising from, or incidental to, the 1996 crash.

Item 2.     Changes in Securities

      None.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Our annual meeting of shareholders was held May 14, 2003. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes

(a) Election of Directors
Norman H. Pond	10,970,703	1,054,008	—	154,809
Kevin Fairbairn	10,964,009	1,060,702	—	154,809
David S. Dury	12,018,298	6,413	—	154,809
Robert D. Hempstead	11,894,842	129,869	—	154,809
David N. Lambeth	12,018,298	6,413	—	154,809
Robert Lemos	12,018,298	6,413	—	154,809
H. Joseph Smead	12,018,298	6,413	—	154,809
(b) Proposal to approve the 2003 Intevac Employee Stock Purchase Plan and reserve the issuance of 250,000 shares thereunder	10,945,901	12,551		1,221,068
(c) Ratification of Grant Thornton LLP as independent auditors	12,022,566	145	—	156,809

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K:

(1)	On April 22, 2003, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended March 29, 2003.
(2)	On May 5, 2003, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.
(3)	On May 13, 2003, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.
(4)	On May 19, 2003, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 11, 2003	By: /s/ KEVIN FAIRBAIRN Kevin Fairbairn President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2003	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

I, Kevin Fairbairn certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Intevac, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003

/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director

I, Charles B. Eddy certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Intevac, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003

/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350