Form 10-Q
period 2003-09-27
INTEVAC INC
filed 2003-11-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          On September 27, 2003 12,315,834 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,148	$28,457
Accounts receivable, net of allowances of $59 and $269 at September 27, 2003 and December 31, 2002, respectively	6,529	4,991
Income taxes recoverable	—	214
Inventories	9,864	15,871
Prepaid expenses and other current assets	607	961

Total current assets	38,148	50,494
Property, plant and equipment, net	6,281	6,793
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long-term assets	506	580

Total assets	$47,366	$60,298

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible notes	$1,025	$—
Accounts payable	3,006	1,739
Accrued payroll and related liabilities	1,488	1,379
Other accrued liabilities	3,244	3,723
Customer advances	9,552	12,344

Total current liabilities	18,315	19,185
Convertible notes	29,542	30,568
Shareholders’ equity (deficit):
Common stock, no par value	20,034	19,389
Accumulated other comprehensive income	210	189
Accumulated deficit	(20,735)	(9,033)

Total shareholders’ equity (deficit)	(491)	10,545

Total liabilities and shareholders’ equity (deficit)	$47,366	$60,298

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net revenues:
Systems and components	$5,037	$4,948	$18,278	$16,790
Technology development	2,579	1,789	5,940	5,002

Total net revenues	7,616	6,737	24,218	21,792
Cost of net revenues:
Systems and components	2,713	4,002	13,745	12,630
Technology development	1,813	1,419	4,372	4,176
Inventory provisions	210	(26)	942	678

Total cost of net revenues	4,736	5,395	19,059	17,484

Gross profit	2,880	1,342	5,159	4,308
Operating expenses:
Research and development	3,173	2,285	8,916	8,391
Selling, general and administrative	2,216	1,976	6,287	5,522

Total operating expenses	5,389	4,261	15,203	13,913

Operating loss	(2,509)	(2,919)	(10,044)	(9,605)
Interest expense	(522)	(1,117)	(1,547)	(2,445)
Interest income and other, net	132	194	(111)	549

Loss before income taxes	(2,899)	(3,842)	(11,702)	(11,501)
Benefit from income taxes	—	—	—	(6,369)

Net income (loss)	$(2,899)	$(3,842)	$(11,702)	$(5,132)

Other comprehensive income (loss):
Foreign currency translation adjustment	17	(4)	21	16

Total comprehensive income (loss)	$(2,882)	$(3,846)	$(11,681)	$(5,116)

Basic earnings per share:
Net income (loss)	$(0.24)	$(0.32)	$(0.96)	$(0.42)
Shares used in per share amounts	12,266	12,093	12,206	12,065
Diluted earnings per share:
Net income (loss)	$(0.24)	$(0.32)	$(0.96)	$(0.42)
Shares used in per share amounts	12,266	12,093	12,206	12,065

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended

	Sept. 27,	Sept. 28,
	2003	2002

Operating activities
Net loss	$(11,702)	$(5,132)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,508	2,849
Inventory provisions	942	678
Compensation expense in the form of common stock	—	4
Foreign currency (gain)/loss	—	1
Loss on disposal of equipment	644	—
Changes in operating assets and liabilities	2,607	6,055

Total adjustments	5,701	9,587

Net cash and cash equivalents provided by (used in) operating activities	(6,001)	4,455
Investing activities
Purchase of leasehold improvements and equipment	(1,951)	(1,123)

Net cash and cash equivalents used in investing activities	(1,951)	(1,123)
Financing activities
Proceeds from issuance of common stock	644	273
Exchange of Intevac convertible notes due 2004	—	(7,483)

Net cash and cash equivalents provided by (used in) financing activities	644	(7,210)

Effect of exchange rate changes on cash	(1)	16

Net decrease in cash and cash equivalents	(7,309)	(3,862)
Cash and cash equivalents at beginning of period	28,457	18,157

Cash and cash equivalents at end of period	$21,148	$14,295

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$1,987	$2,381
Income tax refund	(214)	(6,369)

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

      The Commercial Imaging Division (“CID”) was formed in July 2002 with the charter of developing products based on PTD technology for sale to commercial markets. CID is currently developing products for the surveillance, scientific and medical markets.

      The financial information at September 27, 2003 and for the three- and nine-month periods ended September 27, 2003 and September 28, 2002 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Intevac considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      On January 1, 2003, in order to better conform its revenue recognition policies to those commonly used in the equipment industry, Intevac changed its revenue recognition policy for system orders received after December 31, 2002.

      Intevac evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when collectibility is not reasonably assured.

      The results for the three- and nine-month periods ended September 27, 2003 are not considered indicative of the results to be expected for any future period or for the entire year.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      The components of inventory consist of the following:

	September 27,	December 31,
	2003	2002

	(unaudited)

	(in thousands)
Raw materials	$3,135	$3,329
Work-in-progress	3,507	2,628
Finished goods	3,222	9,914

	$9,864	$15,871

      Finished goods inventory consists solely of completed units, generally at customer sites, undergoing installation or acceptance testing.

      Inventory reserves included in the above numbers were $10.9 million and $9.6 million at September 27, 2003 and December 31, 2002, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the nine months ended September 27, 2003, $0.9 million was added to inventory reserves based on the quarterly analysis and $74,000 of inventory was disposed of and charged to the reserve.

3.	Employee Stock Plans

      At September 27, 2003, Intevac had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Intevac does not have any plans to adopt the fair value requirements of SFAS 123 for recognition purposes.

      The following table illustrates the effects on net income (loss) and earnings (loss) per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended		Nine months ended

	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2003	2002	2003	2002

	(in thousands)
Net loss, as reported	$(2,899)	$(3,842)	$(11,702)	$(5,132)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(139)	(206)	(406)	(157)

Pro forma net loss	$(3,038)	$(4,048)	$(12,108)	$(5,289)

Basic and diluted earnings per share
As reported	$(0.24)	$(0.32)	$(0.96)	$(0.42)
Pro forma	$(0.25)	$(0.33)	$(0.99)	$(0.44)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Warranty

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

      The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on the Company’s balance sheet, for the three and nine-month periods ending September 27, 2003 and September 28, 2002:

	Three months ended		Nine months ended

	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2003	2002	2003	2002

	(in thousands)
Beginning balance	$664	$573	$845	$906
Expenditures incurred under warranties	(239)	(199)	(846)	(584)
Accruals for product warranties issued during the reporting period	50	67	241	272
Adjustments to previously existing warranty accruals	—	501	235	348

Ending balance	$475	$942	$475	$942

5.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

	(in thousands)
Numerator:
Numerator for basic earnings per share — loss available to common stockholders	$(2,899)	$(3,842)	$(11,702)	$(5,132)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(2,899)	$(3,842)	$(11,702)	$(5,132)

Denominator:
Denominator for basic earnings per share — weighted-average shares	12,266	12,093	12,206	12,065
Effect of dilutive securities:
Employee stock options(2)	—	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,266	12,093	12,206	12,065

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted EPS for the three- and nine-month periods ended September 27, 2003 and September 28, 2002 excludes “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three- and nine-month periods ended September 27, 2003 was 4,269,983, and the number of “as converted” shares excluded for the three- and nine-month periods ended September 28, 2002 was 4,282,247 and 2,640,992, respectively.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of stock options, are excluded from the calculation of diluted EPS, as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 27, 2003 and September 28, 2002 was 1,785,904 and 1,903,170, respectively, and the number of employee stock options excluded for the nine-month periods ended September 27, 2003 and September 28, 2002 was 1,790,007 and 1,876,543, respectively.

6.	Segment Reporting

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

      Included in corporate activities are general corporate expenses less an allocation of corporate expenses to operating units equal to 3% and 1% of net revenues in 2003 and 2002, respectively. The cost of excess facility space not used by the operating divisions is also included in corporate activities and was $275,000 and $907,000, respectively, for the three and nine months ended September 27, 2003.

Business Segment Net Revenues

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

	(in thousands)
Equipment Products	$4,963	$4,759	$17,776	$16,276
Photonics Technology	2,653	1,970	6,436	5,479
Commercial Imaging	—	8	6	37

Total	$7,616	$6,737	$24,218	$21,792

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Profit & Loss and Reconciliation to Consolidated Pre-tax Profit (Loss)

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

	(in thousands)
Equipment Products	$(969)	$(1,651)	$(4,126)	$(5,950)
Photonics Technology Division	(176)	(167)	(1,401)	(1,071)
Commercial Imaging	(736)	(567)	(2,532)	(970)
Corporate activities	(628)	(534)	(1,985)	(1,614)

Operating loss	(2,509)	(2,919)	(10,044)	(9,605)
Interest expense	(522)	(1,117)	(1,547)	(2,445)
Interest income	39	59	204	199
Other income and expense, net	93	135	(315)	350

Loss from continuing operations before income taxes	$(2,899)	$(3,842)	$(11,702)	$(11,501)

Geographic Area Net Trade Revenues

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

	(in thousands)
United States	$3,238	$2,619	$7,846	$9,386
Far East	4,378	4,117	16,366	12,105
Europe	—	1	—	300
Rest of World	—	—	6	1

Total	$7,616	$6,737	$24,218	$21,792

7.	Income Taxes

      For the three- and nine-month periods ended September 27, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Intevac accrued a tax benefit of $6.4 million for the nine-month period ended September 28, 2002. This resulted from federal tax law changes that allow losses incurred in 2001 and 2002 to be carried back 5 years. The Company’s $16.2 million deferred tax asset is fully offset by a $16.2 million valuation allowance, resulting in a net deferred tax asset of zero at September 27, 2003.

8.	Capital Transactions

      During the nine-month period ending September 27, 2003, Intevac sold stock to its employees under the Company’s Stock Option and Employee Stock Purchase Plans. A total of 190,650 shares were issued for which the Company received $644,000.

9.	Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Event

      On October 31, 2003, Intevac issued a notice of automatic conversion of its 6 1/2% Convertible Subordinated Notes due 2009 pursuant to their terms. Currently, $20.1 million in aggregate principal amount of these notes is outstanding, which will be converted into an aggregate of approximately 2,871,857 shares of Intevac common stock at a conversion price of $7.00 per share. The automatic conversion will occur on November 7, 2003. Prior to the issuance of the notice of automatic conversion, but subsequent to the three months ended September 27, 2003, $9.4 million in aggregate principal amount of these notes had been tendered for conversion by the holders, resulting in the issuance of 1,348,426 shares of Intevac common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to our projected orders, revenue, operating results and cash balances. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2003, Form 10-Q’s and Form 8-K’s.

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

System Revenue Recognition for Orders Received After 12/31/02

      Certain of Intevac’s product sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of equipment, then Intevac recognizes revenue for the fair market value of the equipment upon shipment and transfer of title and recognizes revenue for the fair market value of installation and acceptance services when those services are completed. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance. In the event that Intevac’s customer chooses not to complete installation and acceptance, and Intevac’s obligations under the contract to complete installation, acceptance or any other tasks (with the exception of warranty obligations) have been fully discharged, then Intevac recognizes any remainder revenue to the extent that collectibility under the contract is reasonably assured. For contracts with end user customer acceptance provisions established prior to 2003, Intevac has deferred all revenue recognition until completion of installation and customer acceptance. The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was adopted to better conform Intevac’s revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues, a decrease in 2001 revenues of $1.5 million and an increase of 2000 revenues of

$1.5 million. The effect on net income of adopting this policy in years prior to 2003 would have been no effect on 2002 net income, a decrease in 2001 net income of $33,000 and an increase in 2000 net income of $33,000. There was no effect on earnings per share in any of the three years. The adoption of this policy had no effect on revenue or net income in the period ended September 27, 2003.

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

      During the period that a system is undergoing customer acceptance (either distributor or end user), the value of the system remains in inventory, and any payments received, or amounts invoiced, related to the system are included in customer advances. When revenue is recognized on the system, the inventory is charged to cost of net revenues, the for the nine months ended September 28, 2002 customer advance is liquidated and the customer is billed for the unpaid balance of the system revenue.

Other Systems and non-System Revenue Recognition

      Revenues for systems without installation and acceptance provisions, as well as revenues from technology upgrades, spare parts, consumables and prototype products built by PTD and CID are generally recognized upon shipment. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

Obligations after Shipment

      Our shipping terms are generally FOB shipping point, but in some cases are FOB destination. For systems sold directly to the end user, our obligations remaining after shipment typically include installation, end user factory acceptance and warranty. For systems sold to distributors, typically the distributor assumes responsibility for installation and end user customer acceptance. In some cases, the distributor will assume some or all of the warranty liability. For products other than systems and system upgrades, warranty is the only obligation we have after shipment.

Technology Development Revenue Recognition

      We perform best efforts research and development work under various government-sponsored research contracts. Typically, for each contract, we commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. Some of these contracts are cost sharing in nature, where Intevac is reimbursed for a portion of the total costs expended. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. In addition, we have, from time to time, negotiated with a third party to fund a portion of our costs in return for a joint interest in our technology rights developed pursuant to the contract. In the event that total cost incurred under a particular contract over-runs it’s agreed upon amount, we may be liable for the additional costs.

      These contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, incentive fee, no fee and cost sharing. The deliverables under each contract range from providing reports to providing prototype hardware. In none of the contracts is there an obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, by mutual agreement of both parties, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The US Government has a paid-up license to use any invention/intellectual property developed under these contracts for government purposes only.

      Inventories — We make provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, order backlog is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecasted demand due to a number of factors. For example, disk industry consolidation has led to the availability of used equipment that competes at very low prices with our products. Financial stress and consolidation in our customer base can also lead to the cancellation of orders for products after we have incurred substantial costs related to those orders. Such problems have resulted, and may continue to result, in excess and obsolete inventory, and the provision of related reserves.

      Warranty — Intevac’s typical warranty is 12 months from customer acceptance. In some cases extended warranty periods beyond 12 months are marketed to our customers. The warranty period on used systems is generally shorter than 12 months. During this warranty period any necessary non-consumable parts are supplied and installed. The warranty period on consumable parts is limited to their reasonable usable life. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

      Valuation of long-lived and intangible assets and goodwill — We assess the impairment of identifiable intangibles, long-lived assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets, intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      Prototype costs — Prototype product costs that are not paid for under research and development contracts and are in excess of fair market value are charged to research and development expense.

Results of Operations

Three Months Ended September 27, 2003 and September 28, 2002

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components and contract research and development related to the development of electro-optical devices and systems. Net revenues increased 13% to $7.6 million for the three months ended September 27, 2003 from $6.7 million for the three months ended September 28, 2002.

      Equipment Products Division (“EPD”) revenues increased to $5.0 million for the three months ended September 27, 2003 from $4.8 million for the three months ended September 28, 2002. The increase in EPD revenue was the result of an increase in shipments of disk technology upgrades partially offset by a decrease in revenue from flat panel manufacturing systems and from spare parts. Net revenues for the three months ended September 28, 2002 included $2.5 million of sales of rapid thermal processing equipment, a product line we sold in November 2002. Net revenues from the Photonics Technology Division increased to $2.7 million for the three months ended September 27, 2003 from $2.0 million for the three months ended September 28, 2002 as a result of increased revenue from contract R&D. We expect that PTD revenues will increase in the fourth quarter of 2003 relative to the third quarter of 2003 as a result of increased shipments of LIVAR cameras for development applications.

      International sales increased 6% to $4.4 million for the three months ended September 27, 2003 from $4.1 million for the three months ended September 28, 2002. The increase in international sales was primarily due to an increase in net revenues from disk technology upgrades partially offset by a decrease in revenue from flat panel manufacturing systems. International sales constituted 58% of net revenues for the three months ended September 27, 2003 and 61% of net revenues for the three months ended September 28, 2002.

      Backlog. Intevac’s backlog of orders for its products was $24.1 million at September 27, 2003 and $30.3 million at September 28, 2002. The reduction was due to a decrease in the number of flat panel manufacturing systems on order and the sale of the rapid thermal processing product line in November 2002 partially offset by an increase in the number of disk manufacturing systems on order. During the three months ended September 27, 2003 we received orders for two 200 Lean and two MDP 250 disk manufacturing systems. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. Following the end of the quarter, Intevac received orders for eight additional 200 Lean disk manufacturing systems, which are not included in the $24.1 million of reported backlog at September 27, 2003.

      Gross margin. Cost of net revenues consists primarily of purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves, scrap and costs attributable to contract research and development. Gross margin was 38% for the three months ended September 27, 2003 as compared to 20% for the three months ended September 28, 2002.

      Gross margin in EPD increased to 45% in the three months ended September 27, 2003 from 19% in the three months ended September 28, 2002. EPD margins in the third quarter of 2003 were favorably impacted by the mix of revenue that was heavily weighted with disk technology upgrades and by improved absorption of overhead due to increased manufacturing activity as compared to the third quarter of 2002. Of EPD’s backlog at September 27, 2003, $3.7 million relates to D-STAR® flat panel display products that will not generate any significant gross margin. Our goal is to achieve gross margins in EPD of 35% or greater in fiscal 2004. However, EPD gross margin will vary depending on a number of factors, including, factory utilization, success of our cost reduction programs, achievement of aggressive cost targets on our new 200 Lean system, the relative proportion of revenue derived from system sales versus upgrade and spares sales, and the relative proportion of revenue derived from low margin flat panel display manufacturing equipment and pricing achieved on future orders.

      PTD gross margins increased to 24% during the three months ended September 27, 2003 from 23% during the three months ended September 28, 2002. PTD gross margins were favorably impacted by the mix of revenues derived from prototype products and fully funded research and development contracts versus cost-shared research and development contracts. We expect that PTD gross margins for the fourth quarter of 2003 will continue to improve based on the majority of revenues being derived from fully funded research and development contracts and from prototype products.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment, imaging products and company funded research performed by PTD. Research and development expense increased to $3.2 million for the three months ended September 27, 2003 from $2.3 million for the three months ended September 28, 2002, representing 42% and 34%, respectively, of net revenue. The increase was primarily the result of spending incurred for the development of the 200 Lean disk manufacturing system and commercial imaging products, partially offset by reduced spending for development of flat panel manufacturing equipment.

      Research and development expenses do not include costs of $1.8 million and $1.4 million, respectively for the three-month periods ended September 27, 2003 and September 28, 2002 related to contract research and development performed by the Photonics Technology Division. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $25,000 and $84,000 in the three-month periods ended September 27, 2003 and September 28, 2002, respectively, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense consists primarily of selling, marketing, customer support, production of customer samples, financial, travel, management, liability insurance, legal and professional services, and bad debt expense. All domestic sales and international sales of disk manufacturing systems in Singapore, Malaysia and Taiwan are made by Intevac’s direct sales force, whereas other international sales of disk manufacturing products and other products are made by distributors and representatives that provide services such as sales, installation, warranty and customer support. We also have a subsidiary in Singapore to support disk equipment customers in Southeast Asia. We are increasing staff at our Singapore subsidiary during the second half of 2003 to provide an improved level of customer service and support to our Southeast Asian customers.

      Selling, general and administrative expense increased to $2.2 million for the three months ended September 27, 2003 from $2.0 million for the three months ended September 28, 2002, representing 29% of net revenue in each period. The increase was the result of $275,000 of surplus facility costs being recorded in selling, general and administrative expense partially offset by a reduction in commissions paid to manufacturer’s representatives.

      Interest expense. Interest expense consists primarily of interest on Intevac’s convertible notes. Interest expense decreased to $522,000 in the three months ended September 27, 2003 from $1.1 million in the three months ended September 28, 2002. Interest expense in 2002 included the write-off of $368,000 of the debt issuance costs related to our convertible notes due in 2004 and the write-off of $140,000 of the offering costs related to the convertible note exchange.

      Interest income and other, net. Interest income and other, net totaled $132,000 and $194,000 for the three months ended September 27, 2003 and September 28, 2002, respectively. Interest income and other, net in both 2003 and 2002 consisted primarily of interest and dividend income on investments. Interest income declined in 2003 due to lower interest rates earned on our invested funds.

      Provision for (benefit from) income taxes. For both the three-month periods ended September 27, 2003 and September 28, 2002, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. Intevac’s $16.2 million deferred tax asset is fully offset by a $16.2 million valuation allowance, resulting in a net deferred tax asset of zero at September 27, 2003.

Nine Months Ended September 27, 2003 and September 28, 2002

      Net revenues. Net revenues increased 11% to $24.2 million for the nine months ended September 27, 2003 from $21.8 million for the nine months ended September 28, 2002. EPD revenues increased to $17.8 million for the nine months ended September 27, 2003 from $16.3 million for the nine months ended September 28, 2002. The increase in EPD revenues was due primarily to increases in revenues from flat panel manufacturing systems and from technology upgrades and spare parts, partially offset by a decrease in revenues from disk manufacturing systems. Net revenues for the nine months ended September 28, 2002 included $5.0 million of sales of rapid thermal processing equipment, a product line we sold in November 2002. PTD revenues increased to $6.4 million for the nine months ended September 27, 2003 from $5.5 million for the nine months ended September 28, 2002. The increase in PTD sales was due to increased revenue from contract R&D.

      International sales increased 32% to $16.4 million for the nine months ended September 27, 2003 from $12.4 million for the nine months ended September 28, 2002. The increase in international sales during nine months ended September 27, 2003 was primarily due to increases in revenues from flat panel manufacturing systems and from technology upgrades and spare parts. International sales constituted 68% of net revenues for the nine months ended September 27, 2003 and 57% of net revenues for the nine months ended September 28, 2002.

      Gross margin. Gross margin was 21% for the nine months ended September 27, 2003 as compared to 20% for the nine months ended September 28, 2002. EPD gross margin was 21% and 22% for the nine months ended September 27, 2003 and September 28, 2002, respectively. The decrease in EPD gross margin was primarily due to $7.3 million of flat panel system revenue contributing minimal gross margin and to the establishment in 2003 of $0.8 million of inventory reserves. PTD gross margin increased to 22% for the nine months ended September 27, 2003 from 14% for the nine months ended September 28, 2002. PTD gross margins were favorably impacted by the mix of sales derived from prototype products and from fully funded research and development contracts versus cost-shared research and development contracts.

      Research and development. Company funded research and development expense increased 6% to $8.9 million for the nine months ended September 27, 2003 from $8.4 million for the nine months ended September 28, 2002, representing 37% and 39%, respectively, of net revenue. The increase was primarily the result of higher spending for the development of disk manufacturing equipment and for commercial imaging products partially offset by decreases in spending for the development of flat panel manufacturing equipment.

      Research and development expenses do not include costs of $4.4 million and $4.2 million, respectively, for the nine-month periods ended September 27, 2003 and September 28, 2002 related to contract research and development performed by PTD. These expenses are included in cost of net revenues.

      Research and development expenses also do not include costs of $99,000 and $285,000, respectively, in the nine-month periods ended September 27, 2003 and September 28, 2002, reimbursed under the terms of various research and development cost sharing agreements.

      Selling, general and administrative. Selling, general and administrative expense increased to $6.3 million for the nine months ended September 27, 2003 from $5.5 million for the nine months ended September 28, 2002, representing 26% and 25%, respectively, of net revenue. The increase was primarily the result of $907,000 of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense decreased to $1.5 million for the nine months ended September 27, 2003 from $2.4 million for the nine months ended September 28, 2002. The decrease in interest expense was due to 2002 including the write-off of $368,000 of the debt issuance costs related to our convertible notes due in 2004 and the write-off of $140,000 of the offering costs related to the convertible note exchange and to a reduction in convertible notes outstanding as a result of the exchange offer.

      Interest income and other, net. Interest income and other, net totaled ($111,000) and $549,000 for the nine months ended September 27, 2003 and September 28, 2002, respectively. Interest income and other, net in 2003 consisted primarily of $497,000 of interest and dividend income on investments offset by the establishment of a $638,000 reserve related to the disposition of fixed assets. Interest income and other, net in 2002 consisted primarily of interest and dividend income on investments.

      Provision for (benefit from) income taxes. For the nine months ended September 27, 2003, Intevac did not accrue a tax benefit due to the inability to realize additional refunds from loss carry-backs. We accrued a tax benefit of $6.4 million for the nine-month period ended September 28, 2002.

Liquidity and Capital Resources

      Intevac’s operating activities used cash of $6.0 million for the nine months ended September 27, 2003. The cash used was due primarily to the net loss incurred and the semi-annual interest payments on our convertible notes, which was partially offset by reductions in inventory and by depreciation and amortization. In the nine months ended September 28, 2002, the Company’s operating activities provided cash of $4.5 million due primarily to increases in customer advances and to non-cash charges for depreciation and amortization, which were partially offset by the net loss incurred.

      Intevac’s investing activities used cash of $2.0 million and $1.1 million for the nine months ended September 27, 2003 and September 28, 2002, respectively, for the purchase of fixed assets.

      Intevac’s financing activities provided cash of $644,000 for the nine months ended September 27, 2003 as a result of the sale of Intevac common stock to our employees through Intevac’s employee benefit plans. In the nine-month period ended September 28, 2002, Intevac’s financing activities used cash of $7.2 million, primarily as a result of the exchange of most of our convertible notes due 2004 for new notes due 2009 and cash.

      At September 27, 2003, Intevac had $21.1 million of cash and cash equivalents. We expect to consume a significant portion of that cash over the next two quarters as we increase production of our 200 Lean disk manufacturing system. After the initial production buildup we expect to begin generating cash from 200 Lean shipments and we believe our existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months.

      Intevac has incurred operating losses each year since 1998 and cannot predict with certainty when it will return to operating profitability. We believe a cyclical upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we have received orders for twelve disk manufacturing systems in the last few months with the revenue from those orders expected mostly in the first half of next year. The receipt of these orders leads us to believe that our financial results in the first half of 2004 will be significantly improved.

      Subsequent to September 27, 2003, we converted our outstanding Convertible Subordinated Notes due 2009 into shares of Intevac common stock. The effect of this conversion on our balance sheet will be to eliminate $29.5 million of long-term debt and replace it with $29.0 million of equity. $500,000 of offering costs related to the notes and carried on the balance sheet will be written off as part of the transaction.

Certain Factors Which May Affect Future Operating Results

     Revenue generated by our businesses during 2003 will not provide sufficient gross profit to cover operating and interest expenses.

      The majority of our revenues and gross profit have historically been derived from sales of disk manufacturing equipment and deposition and rapid thermal processing equipment for the manufacture of flat panel displays. Our sales of disk manufacturing equipment have been severely depressed since the middle of 1998. While we believe that the disk manufacturing industry will need to make substantial investments to upgrade its productive capacity, the timing of this investment by customer is uncertain and there can be no assurance that it will happen, or how many customers will select us to provide these upgrades. We sold our rapid thermal processing product line to Photon Dynamics in November 2002, a product line which accounted for $7.1 million of our net revenues during 2002. Additionally, other than for products that are already shipped and undergoing installation and acceptance testing, we have no current backlog of orders for deposition products for the manufacture of flat panel displays. Also, PTD has yet to earn an annual profit. Failure to generate sufficient net revenues and gross profit to offset approximately $22 million of annual operating and interest expenses would have an adverse effect on our business, net worth and cash.

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

      Accordingly, product pricing is extremely competitive and competition for our customers is intense, and we, or our competitors, may offer substantial pricing concessions and incentives to attract customers or retain existing customers. The loss of one of our large customers could significantly reduce potential future revenues and have an adverse affect on our business.

     The majority of our future revenue is dependent on new products. If these new products are not successful, then our results of operations will be severely impacted.

      We have invested heavily, and continue to invest, in the development of new products. EPD continues to invest heavily to develop its 200 Lean disk manufacturing system and related products for the thin-film disk manufacturing industry. PTD’s LIVAR® target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. CID is developing commercial products, such as its NightVistaTM camera, based on the technology developed by PTD. These businesses will require substantial further investment in sales and marketing, in product development and in additional production facilities. There can be no assurance that we will succeed in these activities and generate significant sales of products. The development of all these products requires substantial investments in product and market development and has resulted in substantial operating losses at Intevac. Successful development, introduction and sale of these new products is necessary for us to generate operating profits. Failure of any of these products to perform as intended, to penetrate their markets and develop into profitable product lines would have an adverse effect on our business.

     Our business is subject to rapid technical change, which requires us to continually develop new products in order to sustain and grow our revenue.

      Our ability to remain competitive requires substantial investments in research and development. The failure to develop, manufacture, market, and deliver new systems on a timely basis, or to enhance existing systems, would have an adverse effect on our business. From time to time, we have experienced delays in the introduction of, and technical difficulties with, some of our systems and enhancements. Our future success in developing and selling equipment will depend upon a variety of factors, including our ability to accurately predict future customer requirements, technological advances, cost of ownership, our introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have an adverse effect on our business.

     Demand for capital equipment is cyclical, which subjects our business to long periods of depressed revenues interspersed with periods of unusually high revenues.

      EPD sells equipment to capital intensive industries, which sell commodity products such as disk drives and flat panel displays. These industries operate with high fixed costs. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. When supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. The cyclical nature of the capital equipment industry means that in some years sales of new systems by us will be unusually high, and that in other years sales of new systems by us will be severely depressed. Sales of systems for thin-film disk production have been severely depressed since the middle of 1998. Our customers have been able to defer significant investment in new disk deposition systems since 1998 by continually extending the capability of the installed base of disk deposition systems to produce disks with ever increasing areal density. Some of our customers believe that the installed base of disk deposition equipment is no longer capable of cost effectively producing disks at rapidly increasing rates of areal density, while other of our customers believe that the installed base of disk deposition equipment can be further extended to produce disks with increasing areal density. In the past few months we received orders for ten 200 Lean systems from one customer. In the last cyclical expansion Intevac experienced growing revenues for a period of three and one-half years, after which sales of new systems abruptly ended. A five-year period of severely depressed equipment sales followed. The timing of replacement of the installed base by our customers, and whether they select Intevac products, will have a significant impact on our sales. Our sales will be highly dependent on the expansion and retooling plans of each individual customer, and as a result our financial results are likely to fluctuate significantly on a quarter to quarter basis. Failure to anticipate or respond quickly to the industry business cycle could have an adverse effect on our business.

     We expect the market price of our common stock and convertible notes to be volatile.

      The market price of our common stock has experienced both significant increases in valuation and significant decreases in valuation, over short periods of time. For example, the price of our common stock has increased from $3.99 at December 31, 2002 to $13.33 as of October 31, 2003. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts’ expectations, general conditions in the disk drive and thin-film media manufacturing industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock and convertible notes. Until recently, our common stock has not been heavily traded in the market. As a result, any attempt by a shareholder to either acquire or dispose of a significant position in our stock could cause significant fluctuations in the price of the shares.

     Our products are complex, constantly evolving and are often designed and manufactured to individual customer requirements that require additional engineering.

      EPD systems have a large number of components and are highly complex. We may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. From time to time, we market, and commit to deliver, new systems, modules and components with advanced features and capabilities that are still in the design phase. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of orders, failure to achieve customer acceptance as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer. In some instances, we depend upon a sole supplier or a limited number of suppliers for complex components or sub-assemblies utilized in our products. Any of these factors could adversely affect our business.

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

     Our significant amount of debt could have a negative effect on us, our shareholders and on our security holders.

      At September 27, 2003 we had $1.0 million of convertible notes due in 2004 and $29.5 million of convertible notes due in 2009 outstanding. Subsequent to September 27, 2003, the convertible notes due 2009 were converted into approximately 4.2 million shares of common stock, which will significantly dilute the interests of Intevac’s current shareholders. The other $1.0 million of convertible notes will be repaid in March 2004, reducing the funds available to finance our business operations and for other corporate purposes.

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

      Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international opera-

tions and potentially adverse tax consequences. We earn a significant portion of our revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on our business.

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

      We have completed multiple acquisitions as part of our efforts to expand and diversify our business. For example, our business was initially acquired from Varian Associates in 1991. We acquired our gravity lubrication and rapid thermal processing product lines in two acquisitions. We sold the rapid thermal processing product line in November 2002. We also acquired the RPC electron beam processing business in late 1997, and subsequently closed this business. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our business.

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

      Based on the shares outstanding on September 27, 2003, our current directors and their affiliates and our executive officers, in the aggregate, beneficially own a majority of the outstanding shares of common stock. These shareholders, acting together, are able to effectively control all matters requiring approval by our shareholders, including the election of a majority of the directors and approval of significant corporate transactions. Two of our directors also hold in aggregate 7% of the outstanding convertible notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our debt obligations as of September 27, 2003.

								Fair
	2003	2004	2005	2006	2007	Beyond	Total	Value

	(in thousands)
Short-term debt
Fixed rate	—	$1,025	—	—	—	—	$1,025	$923
Average rate	6.50%	6.50%	—	—	—	—
Long-term debt
Fixed rate	—	—	—	—	—	$29,542	$29,542	$29,542
Average rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

      Subsequent to September 27, 2003, the long-term debt converted into equity.

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At September 27, 2003, we had no foreign currency forward exchange contracts.

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

      None.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security-Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

(1)	On July 22, 2003, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended June 28, 2003.

(2)	On September 24, 2003, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 10, 2003	By: /s/ KEVIN FAIRBAIRN Kevin Fairbairn President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2003	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.