Form 10-Q
period 2004-03-27
INTEVAC INC
filed 2004-05-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On March 27, 2004, 19,991,293 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 27,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,633	$19,507
Short term investments	9,637	—
Trade and other accounts receivable, net of allowances of $23 and $22 at March 27, 2004 and December 31, 2003	9,937	14,016
Inventories	29,873	13,108
Prepaid expenses and other current assets	1,107	1,113

Total current assets	99,187	47,774
Property, plant and equipment, net	6,176	5,796
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long term assets	3	4

Total assets	$107,797	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	10,611	3,396
Accrued payroll and related liabilities	1,743	1,610
Other accrued liabilities	2,190	2,643
Customer advances	23,712	16,432

Total current liabilities	38,256	25,106
Shareholders’ equity:
Common stock, no par value	93,967	51,982
Accumulated other comprehensive income	227	223
Accumulated deficit	(24,653)	(21,336)

Total shareholders’ equity	69,541	30,869

Total liabilities and shareholders’ equity	$107,797	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 27,	March 29,
	2004	2003

Net revenues:
Systems and components	$4,193	$10,564
Technology development	2,306	1,451

Total net revenues	6,499	12,015
Cost of net revenues:
Systems and components	2,601	9,321
Technology development	1,667	1,124
Inventory provisions	566	410

Total cost of net revenues	4,834	10,855

Gross profit	1,665	1,160
Operating expenses:
Research and development	3,058	2,629
Selling, general and administrative	2,170	1,925

Total operating expenses	5,228	4,554

Operating loss	(3,563)	(3,394)
Interest expense	(12)	(517)
Interest income and other, net	246	(95)

Loss before income taxes	(3,329)	(4,006)
Benefit from income taxes	(12)	—

Net loss	$(3,317)	$(4,006)

Other comprehensive income:
Foreign currency translation adjustments	4	(6)

Total comprehensive loss	$(3,313)	$(4,012)

Basic and diluted loss per share:
Net loss	$(0.18)	$(0.33)
Shares used in per share amounts	18,736	12,164

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three months ended

	March 27,	March 29,
	2004	2003

Operating activities
Net loss	$(3,317)	$(4,006)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	532	431
Inventory provisions	566	410
Unrealized loss on disposal of equipment	—	297
Changes in operating assets and liabilities	931	(1,850)

Total adjustments	2,029	(712)

Net cash and cash equivalents used in operating activities	(1,288)	(4,718)
Investing activities
Purchases of investments	(9,637)	—
Purchases of leasehold improvements and equipment	(911)	(768)

Net cash and cash equivalents used in investing activities	(10,548)	(768)
Financing activities
Proceeds from issuance of common stock	41,985	150
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	40,960	150

Effect of exchange rate changes on cash	2	2

Net increase (decrease) in cash and cash equivalents	29,126	(5,334)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$48,633	$23,123

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$993

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

      Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto thin-film disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by magnetically storing data on thin-film disks. These thin-film disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.

      Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low light situations. These efforts are aimed at creating new products for both military and commercial applications.

      The financial information at March 27, 2004 and for the three-month periods ended March 27, 2004 and March 29, 2003 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

      The results for the three-month period ended March 27, 2004 are not considered indicative of the results to be expected for any future period or for the entire year.

2.	Inventories

      The components of inventory consist of the following:

	March 27,	December 31,
	2004	2003

	(In thousands)
Raw materials	$9,733	$3,306
Work-in-progress	11,875	4,371
Finished goods	8,265	5,431

	$29,873	$13,108

      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventory reserves included in the above numbers were $10.7 million and $10.2 million at March 27, 2004 and December 31, 2003, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements in that period are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the three months ended March 27, 2004, $566,000 was added to inventory reserves based on the quarterly analysis and $86,000 of inventory was disposed of and charged to the reserve. During the three months ended March 29, 2003, $410,000 was added to inventory reserves based on the quarterly analysis and $25,000 of inventory was disposed of and charged to the reserve.

3.	Employee Stock Plans

      At March 27, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We do not plan to adopt the fair value requirements of SFAS 123 for reporting purposes, unless it is mandated by GAAP.

      The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
Net income (loss), as reported	$(3,317)	$(4,006)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(268)	(112)

Pro forma net income (loss)	$(3,585)	$(4,118)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.33)
Pro forma	$(0.19)	$(0.34)

4.	Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on our balance sheet, for the three-month periods ending March 29, 2003 and March 30, 2002:

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
Beginning balance	$534	$845
Expenditures incurred under warranties	(56)	(561)
Accruals for product warranties issued during the reporting period	37	159
Adjustments to previously existing warranty accruals	(129)	201

Ending balance	$386	$644

5.	Cash, Cash Equivalents and Investments in Debt Securities

      Our investment portfolio consists of cash, cash equivalents and investments in debt securities. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in debt securities consists principally of highly rated debt instruments with maturities generally between one and 25 months.

      In accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intentions regarding these instruments, we have classified our investments in debt securities as held-to-maturity and account for these investments at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
Numerator:
Numerator for basic income (loss) per share — loss available to common stockholders	$(3,317)	$(4,006)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—

Numerator for diluted income (loss) per share — loss available to common stockholders after assumed conversions	$(3,317)	$(4,006)

Denominator:
Denominator for basic income (loss) per share — weighted-average shares	18,736	12,164
Effect of dilutive securities:
Employee stock options(2)	—	—
6 1/2% convertible notes(1)	—	—

Dilutive potential common shares	—	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	18,736	12,164

(1)	Diluted EPS for the three-month periods ended March 27, 2004 and March 29, 2003 exclude “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month periods ended March 27, 2004 and March 29, 2003 was 34,273 and 4,269,983, respectively.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 27, 2004 and March 29, 2003 was 1,452,438 and 1,790,168, respectively.

7.	Segment Reporting

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

      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which were written off in 2001) and other assets.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Revenues

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
Equipment	$4,153	$10,417
Imaging	2,346	1,598

Total	$6,499	$12,015

Business Segment Profit & Loss

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
Equipment	$(2,218)	$(1,220)
Imaging	(825)	(1,627)
Corporate activities	(520)	(547)

Operating loss	(3,563)	(3,394)
Interest expense	(12)	(517)
Interest income	84	77
Other income and expense, net	162	(172)

Loss before income taxes	$(3,329)	$(4,006)

Business Segment Net Assets

	Three months ended

	March 27,	December 31,
	2004	2003

	(in thousands)
Equipment	$37,240	$25,462
Imaging	8,670	7,702
Corporate activities	61,887	22,811

Total	$107,797	$55,975

Geographic Area Net Trade Revenues

	Three months ended

	March 27,	March 29,
	2004	2003

	(in thousands)
United States	$2,860	$2,087
Far East	3,639	9,928

Total	$6,499	$12,015

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      We did not accrue a tax benefit for either of the three-month periods ended March 27, 2004 or March 29, 2003, due to the inability to realize additional refunds from loss carry-backs. The $12,000 credit to income tax expense during the three-month period ended March 27, 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $17.8 million deferred tax asset is fully offset by a $17.8 million valuation allowance, resulting in a net deferred tax asset of zero at March 27, 2004.

9.	Capital Transactions

      During the three-month period ending March 27, 2004, we completed a public offering of 4,750,000 shares of our common stock, of which 2,969,000 were newly issued and outstanding shares sold by us for net proceeds of $41.6 million. A selling shareholder sold 1,781,000 shares in the offering. We also sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 68,829 shares were issued under these plans, for which Intevac received $395,000.

10.	Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, gross margin, interest income, cash balances and improved financial results in 2004; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2004, Form 10-Q’s and Form 8-K’s.

Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

      Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section entitled “Certain Factors Which May Affect Future Operating Results.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.

      We believe the following critical accounting policies affect the more significant judgments and estimates we make in preparing our consolidated financial statements. We also have other key accounting policies and accounting estimates related to the collectibility of trade receivables, valuation of deferred tax assets and prototype product costs. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or subjective or would be less likely to have a material impact on our reported results of operation for a given period.

Revenue Recognition

      Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, our legacy MDP-250B system is recognized for revenue on shipment while our new 200 Lean system currently is not recognized for revenue until customer acceptance.

Inventories

      Inventories are generally stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation.

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

Results of Operations

Three Months Ended March 27, 2004 and March 29, 2003.

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues decreased 46% to $6.5 million for the three months ended March 27, 2004 from $12.0 million for the three months ended March 29, 2003.

      Equipment revenues decreased to $4.2 million for the three months ended March 27, 2004 from $10.4 million for the three months ended March 29, 2003. The decrease in Equipment revenue was the result of the three months ending March 29, 2003 including customer acceptance of $7.3 million of upgrades to flat panel display manufacturing systems, which was partially offset by higher revenue from disk equipment technology upgrades and spare parts in the three months ending March 27, 2004. We currently have orders for eleven 200 Lean systems and two MDP-250B systems, all of which are scheduled for shipment in the next two quarters. We expect revenue recognition on all thirteen systems to occur over the next few quarters. However, revenue recognition for the 200 Lean is currently based on customer acceptance of the system, making it difficult to predict the exact timing of revenue recognition.

      Imaging revenues increased to $2.3 million for the three months ended March 27, 2004 from $1.6 million for the three months ended March 29, 2003. The increase in Imaging revenues was the result of increased revenues from contract research and development. We expect Imaging revenues to grow on a year over year basis in 2004.

      Our backlog of orders at March 27, 2004 was $52.0 million, as compared to a March 29, 2003 backlog of $12.2 million. The increase in backlog was primarily the result of orders for disk manufacturing systems and upgrades, and to a lesser extent, orders for contract research and development in the Imaging business. The March 2004 backlog does not include an order, received after quarter-end, for a new MDP-250B disk sputtering system. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of new systems.

      International sales decreased by 63% to $3.6 million for the three months ended March 27, 2004 from $9.9 million for the three months ended March 29, 2003. The decrease in international sales was due to the absence in the 2004 period of net revenues from flat panel manufacturing equipment referred to above. International sales constituted 56% of net revenues for the three months ended March 27, 2004 and 83% of net revenues for the three months ended March 29, 2003. International revenues include products shipped to overseas operations of US companies.

      Gross margin. Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Gross margin increased to 25.6% for the three months ended March 27, 2004 from 9.7% for the three months ended March 29, 2003.

      Gross margin in Equipment increased to 30.8% for the three-month period ended March 27, 2004 from 8.3% for the three-month period ended March 29, 2003. The increase in Equipment margin was due primarily to the flat panel system upgrade revenue that contributed minimal gross margin in the three months ended March 29, 2003. Gross margin for the three months ended March 27, 2004 was adversely impacted by costs for scrap and rework and actual and expected obsolescence, related primarily to design changes on our disk manufacturing systems. Imaging gross margins decreased to 16.5% during the three months ended March 27, 2004 from 18.8% during the three months ended March 29, 2003. The decrease in Imaging margin was due primarily to increased overhead expenditures in 2004. While we expect gross margins to improve over the next few quarters, margins will remain below our long-term expectations due primarily to the aggressive pricing we offered our first 200 Lean customer and the rapid transition to volume production prior to the completion of many of our product cost reduction programs.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and imaging products. Research and development expense increased to $3.1 million for the three months ended March 27, 2004 from $2.6 million for the three months ended March 29, 2003, representing 47.1% and 21.9%, respectively, of net revenue. This increase was primarily the result of increased spending for development of disk manufacturing equipment, partially offset by reductions in spending for flat panel manufacturing equipment and for Imaging products.

      Research and development expenses do not include costs of $1.7 million and $1.1 million, respectively, for the three-month periods ended March 27, 2004 and March 29, 2003 related to Imaging contract research and development. These expenses are included in cost of net revenues.

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

      Selling, general and administrative expense increased to $2.2 million for the three months ended March 27, 2004 from $1.9 million for the three months ended March 29, 2003, representing 33.4% and 16.0%, respectively, of net revenue. The increase was primarily the result of increases in marketing and business development headcount, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense consists primarily of interest on our convertible notes and amortization of debt issuance costs. Interest expense decreased to $12,000 in the three months ended March 27, 2004 from $517,000 in the three months ended March 29, 2003. The decrease in interest expense was due to a reduction in convertible notes outstanding as a result of the automatic conversion of the notes due 2009 in November 2003. The remaining $1.0 million of convertible notes was paid off in March 2004.

      Interest income and other, net. Interest income and other, net totaled $246,000 and ($95,000) for the three months ended March 27, 2004 and March 29, 2003, respectively. Interest income and other, net in 2004 consisted primarily of interest and dividend income on investments. Interest income and other, net in 2003 consisted primarily of $174,000 of interest and dividend income on investments, offset by the establishment of a $293,000 reserve for the disposition of a fixed asset. We expect interest income to increase over the next few quarters as we invest the proceeds from our public stock offering in a mix of short- and long-term instruments.

      Provision for (benefit from) income taxes. We did not accrue a tax benefit for either of the three-month periods ended March 27, 2004 or March 29, 2003, due to the inability to realize additional refunds from loss carry-backs. The $12,000 credit to income tax expense in 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $17.8 million deferred tax asset is fully offset by a $17.8 million valuation allowance, resulting in a net deferred tax asset of zero at March 27, 2004.

Liquidity and Capital Resources

      Our operating activities used cash of $1.3 million during the three months ended March 27, 2004. The cash used was due primarily to the net loss incurred and increases in inventory, partially offset by reductions in accounts receivable and increases in accounts payable and customer advances. The increase in inventories, accounts payable and customer advances all relate to the orders for disk sputtering systems that are scheduled for delivery over the next two quarters. In the three months ended March 29, 2003, our operating activities used cash of $4.7 million due primarily to the net loss incurred and the semi-annual interest payment on our convertible notes.

      Our investing activities in the three months ended March 27, 2004 used cash of $10.5 million due primarily to the purchase of investments. Investing activities in the three months ended March 29, 2003 used $768,000 for the purchase of fixed assets.

      Our financing activities provided cash of $41.0 million in the three months ended March 27, 2004 due primarily to a public offering of our common stock and, to a lesser extent, the sale of our common stock through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the three months ended March 27, 2004. In the three months ended March 29, 2003, our financing activities provided cash of $0.2 million as the result of the sale of our common stock to our employees through our employee benefit plans.

      At March 27, 2004, we had $48.6 million of cash and cash equivalents. We intend to undertake approximately $3.0 to $4.0 million in capital expenditures during 2004 and we believe the existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the balance of 2004.

      We have incurred operating losses each year since 1998 and cannot predict with certainty if and when we will return to operating profitability. We believe an upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we had orders for twelve disk manufacturing systems in our backlog at March 27, 2004, with the revenue from those orders all expected in 2004. This backlog leads us to believe that our financial results in 2004 will be significantly improved.

Contractual Obligations

      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease obligations. The expected future cash flows required to meet these obligations as of March 27, 2004 are shown in the table below. During the three months ending March 27, 2004, we executed an amendment to extend the lease at our Santa Clara facility through March

2012, we entered into a lease for a sensor fabrication facility located in Fremont, California and we leased a larger facility in Singapore to house our Singapore customer support organization

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(in thousands)
Operating lease obligations	$19,147	$3,325	$6,982	$3,228	$5,612
Total	$19,147	$3,325	$6,982	$3,228	$5,612

Certain Factors Which May Affect Future Operating Results

The majority of our $52 million backlog is with one customer.

      Our order backlog was $52 million at March 27, 2004. Orders for eleven 200 Lean systems from one customer account for the majority of this backlog. Failure to deliver 200 Leans to this customer on time and that perform to all contractually committed specifications, could have adverse affects on our business, including delayed customer acceptance and revenue recognition; excess costs such as rework, retrofit and warranty expense; penalties for nonperformance, cancellation of orders or return of products for credit.

If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

      From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as thin-film disk manufacturers were burdened with overcapacity and were not investing in new disk sputtering equipment. Recently, however, overcapacity has diminished, and three of our customers have announced plans for major capacity expansions. Sales of our equipment for capacity expansions are dependent on the capacity expansion plans of our customers and upon whether our customers select our equipment for their capacity expansions. We have no control over our customers’ expansion plans, and we cannot assure you that they will select our equipment if they do expand their capacity. Our customers may not implement capacity expansion plans, or we may fail to win orders for equipment for those capacity expansions, which could have a material adverse effect on our business and our operating results. In addition, some manufacturers may choose to purchase used systems from other manufacturers or customers rather than purchasing new systems from us. Furthermore, if hard disk drives were to be replaced by an alternative technology as a primary method of digital storage, demand for our products would decrease.

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

      Over the last 9 quarters, our revenues per quarter have fluctuated between $12.1 million and $4.6 million. Over the same period our operating loss as a percentage of revenues has fluctuated between approximately 90% and 5% of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	changes in the demand, due to seasonality and other factors, for the computer systems, storage subsystems and consumer electronics that contain the thin-film disks that our customers produce using our systems; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

      Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers. In 2003, three of our customers, in the aggregate, accounted for 75% of our equipment revenues. In addition, our backlog of 200 Lean systems at March 27, 2004 is from a single customer. Orders from a relatively limited number of thin-film disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. Furthermore, the concentration of our customer base may lead customers to demand pricing and other terms unfavorable to us.

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

      We have invested heavily, and continue to invest, in the development of new products. Our 200 Lean disk sputtering system is designed to address the demand for increased areal density in hard disk drives and our customers’ concurrent need to produce more complex thin-film disks. Our future revenues depend on the industry recognizing the need for improved recording methodologies and the need for disk sputtering systems that facilitate manufacturing of advanced media with technologies such as perpendicular recording. Our future revenues also depend significantly on the market acceptance of our 200 Lean disk sputtering system, which we have only recently introduced and which competes against a product that has been on the market longer. Our new products will typically bear higher production and warranty costs in comparison to our more established product lines. Additionally, our gross margins on our new products may be lower and more difficult to predict. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, like the 200 Lean, than for mature systems, such as the MDP-250B, and are designed to highlight any problems typically encountered with early versions of the equipment. Failure to promptly address any of the problems uncovered in these tests could lead to delays in revenue recognition, which would have a material adverse effect on our business. We continue to invest heavily to develop products for the thin-film disk manufacturing industry.

      Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our imaging products is currently being manufactured in commercial volumes or available for general sale, and we may encounter unforeseen difficulties when we commence general production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We cannot assure you that we will succeed in these activities or generate significant sales of new products. Failure of any of these products to perform as intended, or failure to penetrate their markets and develop into profitable product lines, would have a material adverse effect on our business.

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

      The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These changes have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for thin-film disk production have been severely depressed since the middle of 1998 until mid-2003. In addition, our thin-film disk manufacturing customers are generally more sensitive to the cyclical nature of the hard disk drive industry, because many of their customers have internal thin-film disk manufacturing operations and will cut back their purchases of disks from outside suppliers first in an industry downturn. If we fail to anticipate or respond quickly to the industry business cycle, it could have a material adverse effect on our business.

Our products are complex, constantly evolving and often must be customized to individual customer requirements.

      The systems we manufacture and sell in our Equipment business have a large number of components and are highly complex, which require us to make substantial investments in research and development. If we were to fail to develop, manufacture and market new systems or to enhance existing systems, that failure would have an adverse effect on our business. We may experience delays and technical and manufacturing difficulties in future introduction, volume production and acceptance of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. In some cases, we market and commit to deliver new systems, modules and components with advanced features and capabilities that we are still in the process of designing. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer. Sometimes we work closely with our customers to develop new features and products. In connection with these transactions, we sometimes offer a period of exclusivity to these customers. Any of these factors could have a material adverse effect on our business.

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

      In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, a subsidiary of NEC Corporation, Ulvac Technologies, Inc. and Unaxis Holdings, Ltd, each of which has sold substantial numbers of systems worldwide. In the market for our imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Accordingly, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Our stock price is volatile.

      The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, our historical trading volume has been low, and the market price of our common stock increased dramatically in late 2003 and early 2004. Over the past 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, has fluctuated from a low of $3.75 to a high of $17.92 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we achieve our key business targets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our revenue and earnings estimates;

•	changes in securities analysts’ buy or sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts, products or technological innovations by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	our high fixed operating expenses, including research and development expenses;

•	developments in the financial markets; and

•	general economic, political or stock market conditions in the United States and other major regions in which we do business.

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

      Based on the shares outstanding on March 3, 2004, our current directors, executive officers and affiliates, in the aggregate, beneficially owned 26.9% of our outstanding shares of common stock. These shareholders, acting together, are able to exert significant control on matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in commercial paper and market auction rate bonds.

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at March 27, 2004.

	2004	2005	2006	2007	2008	Beyond	Total	Fair Value

	(In thousands)
Cash equivalents
Variable rate	$47,821	—	—	—	—	—	$47,821	$47,821
Average rate	2.24%	—	—	—	—	—
Short-term investments
Variable rate	$8,064	$1,573	—	—	—	—	$9,637	$9,637
Average rate	2.81%	7.00%	—	—	—	—
Total investments
Variable rate	$55,885	$1,573	—	—	—	—	$57,458	$57,458
Average rate	2.32%	7.00%	—	—	—	—

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At March 27, 2004, we had no foreign currency forward exchange contracts.

Item 4.     Controls and Procedures

      Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. No change in our internal controls over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our first quarter ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security-Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

(1)	On January 15, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its preliminary results for the three months ended December 31, 2003.

(2)	On January 30, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended December 31, 2003.

(3)	On March 10, 2004, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.

(4)	On April 23, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended March 27, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 10, 2004

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2004

By:	/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.