Form 10-Q
period 2004-06-26
INTEVAC INC
filed 2004-08-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

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

(408) 986-9888

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          On June 26, 2004, 20,038,814 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 26,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,880	$19,507
Short term investments	15,632	—
Trade and other accounts receivable, net of allowances of $24 and $22 at June 26, 2004 and December 31, 2003	15,597	14,016
Inventories	38,907	13,108
Prepaid expenses and other current assets	737	1,113

Total current assets	92,753	47,774
Property, plant and equipment, net	5,848	5,796
Long term investments	12,187	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	4

Total assets	$113,222	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	7,222	3,396
Accrued payroll and related liabilities	1,687	1,610
Other accrued liabilities	3,134	2,643
Customer advances	30,635	16,432

Total current liabilities	42,678	25,106
Shareholders’ equity:
Common stock, no par value	94,189	51,982
Accumulated other comprehensive income	216	223
Accumulated deficit	(23,861)	(21,336)

Total shareholders’ equity	70,544	30,869

Total liabilities and shareholders’ equity	$113,222	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
	(Unaudited)
Net revenues:
Systems and components	$15,626	$2,677	$19,819	$13,241
Technology development	2,354	1,910	4,660	3,361

Total net revenues	17,980	4,587	24,479	16,602
Cost of net revenues:
Systems and components	10,348	1,711	12,949	11,032
Technology development	1,654	1,435	3,321	2,559
Inventory provisions	187	322	753	732

Total cost of net revenues	12,189	3,468	17,023	14,323

Gross profit	5,791	1,119	7,456	2,279
Operating expenses:
Research and development	3,083	3,114	6,141	5,743
Selling, general and administrative	2,223	2,146	4,393	4,071

Total operating expenses	5,306	5,260	10,534	9,814

Operating profit (loss)	485	(4,141)	(3,078)	(7,535)
Interest expense	—	(508)	(12)	(1,025)
Interest income and other, net	307	(148)	553	(243)

Income (loss) before income taxes	792	(4,797)	(2,537)	(8,803)
Benefit from income taxes	—	—	(12)	—

Net income (loss)	$792	$(4,797)	(2,525)	$(8,803)

Other comprehensive income:
Foreign currency translation adjustments	(11)	10	(7)	4

Total comprehensive income (loss)	$781	$(4,787)	$(2,532)	$(8,799)

Basic income (loss) per share:
Net income (loss)	$0.04	$(0.39)	$(0.13)	$(0.72)
Shares used in per share amounts	20,010	12,187	19,373	12,176
Diluted income (loss) per share:
Net income (loss)	$0.04	$(0.39)	$(0.13)	$(0.72)
Shares used in per share amounts	20,678	12,187	19,373	12,176

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 26,	June 28,
	2004	2003

	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(2,525)	$(8,803)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,131	950
Inventory provisions	753	732
Loss on disposal of equipment	1	642
Changes in operating assets and liabilities	(9,150)	(234)

Total adjustments	(7,265)	2,090

Net cash and cash equivalents used in operating activities	(9,790)	(6,713)

Investing activities
Purchases of investments	(27,895)	—
Purchases of leasehold improvements and equipment	(1,108)	(1,680)

Net cash and cash equivalents used in investing activities	(29,003)	(1,680)

Financing activities
Proceeds from issuance of common stock	42,207	186
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	41,182	186

Effect of exchange rate changes on cash	(16)	(7)

Net increase (decrease) in cash and cash equivalents	2,373	(8,214)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$21,880	$20,243

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$993
Income tax refund	$—	$(214)

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

      Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin films of material onto disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by magnetically storing data on thin-film disks. These thin-film disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.

      Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low light situations. These efforts are aimed at creating new products for both military and commercial applications.

      The financial information at June 26, 2004 and for the three- and six-month periods ended June 26, 2004 and June 28, 2003 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Our critical accounting policies are summarized in Item 2 of this Form 10-Q.

      We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

      The results for the three- and six-month periods ended June 26, 2004 are not considered indicative of the results to be expected for any future period or for the entire year.

2.	Concentrations

      Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. Our order backlog at June 26, 2004 included orders for nine 200 Lean systems from one customer.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories are priced using standard costs, which approximate first-in, first-out. The components of inventory consist of the following:

	June 26,	December 31,
	2004	2003

	(In thousands)
Raw materials	$8,044	$3,306
Work-in-progress	2,577	4,371
Finished goods	28,286	5,431

	$38,907	$13,108

      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $10.8 million and $10.2 million at June 26, 2004 and December 31, 2003, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Parts with no forecast requirements in that period are considered excess and inventory provisions are established to write those parts down to zero net book value. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the six months ended June 26, 2004, $753,000 was added to inventory reserves based on the quarterly analysis and $261,000 of inventory was disposed of and charged to the reserve. During the six months ended June 28, 2003, $732,000 was added to inventory reserves based on the quarterly analysis and $4,000 of inventory was disposed of and charged to the reserve.

3.	Employee Stock Plans

      At June 26, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We do not plan to adopt the fair value requirements of SFAS 123 for reporting purposes, unless it is mandated by GAAP.

      The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
Net income (loss), as reported	$792	$(4,797)	$(2,525)	$(8,803)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(155)	(609)	(267)

Pro forma net income (loss)	$451	$(4,952)	$(3,134)	$(9,070)

Basic and diluted loss per share:
As reported	$0.04	$(0.39)	$(0.13)	$(0.72)
Pro forma	$0.02	$(0.41)	$(0.16)	$(0.74)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Warranty

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

      The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on our balance sheet, for the three and six-month periods ending June 26, 2004 and June 28, 2003:

	Three Months
	Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
Beginning balance	$386	$644	$534	$845
Expenditures incurred under warranties	(53)	(46)	(109)	(607)
Accruals for product warranties issued during the reporting period	456	32	493	191
Adjustments to previously existing warranty accruals	(105)	34	(234)	235

Ending balance	$684	$664	$684	$664

5.	Guarantees

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

6.     Cash, Cash Equivalents and Investments in Debt Securities

      Our investment portfolio consists of cash, cash equivalents and investments in debt securities. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in debt securities consists principally of highly rated debt instruments with maturities generally between one and 25 months.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intentions regarding these instruments, we have classified our investments in debt securities as held-to-maturity and account for these investments at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities. The amortized principal amount approximates fair value at June 26, 2004.

	June 26,	December 31,
	2004	2003

	(In thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$22,096	$—
Corporate debt securities	5,723	—

Total investments in debt securities	$27,819	$—

Short-term investments	$15,632	$—
Long-term investments	12,187	—

Total investments in debt securities	$27,819	$—

7.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands)
Numerator:
Numerator for basic income (loss) per share — loss available to common stockholders	$792	$(4,797)	$(2,525)	$(8,803)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted income (loss) per share — loss available to common stockholders after assumed conversions	$792	$(4,797)	$(2,525)	$(8,803)
Denominator:
Denominator for basic income (loss) per share — weighted-average shares	20,010	12,187	19,373	12,176

Effect of dilutive securities:
Employee stock options(2)	668	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	668	—	—	—

Denominator for diluted income (loss) per share — adjusted	20,678	12,187	19,373	12,164

(1)	Diluted EPS for the three- and six-month periods ended June 26, 2004 and June 28, 2003 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“as converted” shares excluded for the six-month period ended June 26, 2004 was 17,137 and the number of “as converted” shares excluded for the three- and six-month periods ended June 28, 2003 was 4,269,983.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 26, 2004 and June 28, 2003 was 247,102 and 1,793,950, respectively, and the number of employee stock options excluded for the six-month periods ended June 26, 2004 and June 28, 2003 was 1,486,205 and 1,792,059, respectively.

8.	Segment Reporting

Segment Description

      We have two reportable operating segments: Equipment and Imaging. Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin films of material onto thin-film disks which are used in hard disk drives. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low light situations.

      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which are fully reserved) and other assets.

Business Segment Net Revenues

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
Equipment	$15,403	$2,396	$19,556	$12,813
Imaging	2,577	2,191	4,923	3,789

Total	$17,980	$4,587	$24,479	$16,602

Business Segment Profit & Loss

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
Equipment	$1,415	$(1,937)	$(803)	$(3,157)
Imaging	(726)	(1,394)	(1,551)	(3,021)
Corporate activities	(204)	(810)	(724)	(1,357)

Operating income (loss)	485	(4,141)	(3,078)	(7,535)
Interest expense	—	(508)	(12)	(1,025)
Interest income	148	88	232	165
Other income and expense, net	159	(236)	321	(408)

Income (loss) before income taxes	$792	$(4,797)	$(2,537)	$(8,803)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Assets

	June 26,	December 31,
	2004	2003

	(In thousands)
Equipment	$53,159	$25,462
Imaging	7,279	7,702
Corporate activities	52,784	22,811

Total	$113,222	$55,975

Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
United States	$11,155	$2,521	$14,015	$4,608
Far East	6,454	2,060	10,093	11,988
Europe	371	—	371	—
Rest of World	—	6	—	6

Total	$17,980	$4,587	$24,479	$16,602

9.	Income Taxes

      We did not accrue a tax provision for the three-month period ended June 26, 2004 as the profits for this period were offset by net operating loss carry-forwards. We did not accrue a tax benefit for either the six-month period ended June 26, 2004 or the three- and six-month periods ended June 28, 2003, due to the inability to realize additional refunds from loss carry-backs. The $12,000 credit to income tax expense during the six-month period ended June 26, 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $17.6 million deferred tax asset is fully offset by a $17.6 million valuation allowance, resulting in a net deferred tax asset of zero at June 26, 2004.

10.	Capital Transactions

      During the six-month period ending June 26, 2004, we completed a public offering of 4,750,000 shares of our common stock, of which 2,969,000 were newly issued and outstanding shares sold by us for net proceeds of $41.6 million. A selling shareholder sold 1,781,000 shares in the offering. We also sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 116,350 shares were issued under these plans during the six-month period ending June 26, 2004, for which Intevac received $647,000.

11.	Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue, system revenue recognition, gross margin, interest income, cash balances and improved financial results in 2004; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2004, Form 10-Q’s and Form 8-K’s.

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

Revenue Recognition

      Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, our legacy MDP-250B system is recognized for revenue on shipment, while our new 200 Lean system currently is not recognized for revenue until customer acceptance.

      In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.

Inventories

      Inventories are priced using standard costs, which approximate first-in, first-out, and are generally stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation.

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

Results of Operations

Three Months Ended June 26, 2004 and June 28, 2003.

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues increased 292% to $18.0 million for the three months ended June 26, 2004 from $4.6 million for the three months ended June 28, 2003.

      Equipment revenues increased to $15.4 million for the three months ended June 26, 2004 from $2.4 million for the three months ended June 28, 2003. The increase in Equipment revenue was the result of customer acceptance of two 200 Lean systems for revenue, the sale of one MDP-250B system and higher revenue from disk equipment technology upgrades and spare parts in the three months ending June 26, 2004. We currently have orders for nine 200 Lean systems, all of which have been shipped, and for one MDP-250B system. We expect to recognize revenue on these systems during the second half of 2004. Before recognizing revenue on a new system, such as the 200 Lean, our policy requires that the system be delivered, pass rigorous acceptance testing and be accepted without contingency by the customer. Additionally, any remaining amounts due by the customer for that system must be scheduled for payment. Accordingly, the timing of revenue recognition for these systems in any quarter can be difficult to predict, and projected revenues and profits in any period may vary widely and be materially different from expectations, depending on the number of systems that we actually recognize for revenue.

      Imaging revenues increased to $2.6 million for the three months ended June 26, 2004 from $2.2 million for the three months ended June 28, 2003. The increase in Imaging revenues was the result of increased revenues from contract research and development. We expect Imaging revenues to grow on a year over year basis in 2004.

      Our backlog of orders at June 26, 2004 was $46.4 million, as compared to a June 28, 2003 backlog of $14.3 million. The increase in backlog was primarily the result of orders for disk manufacturing systems and upgrades, and to a lesser extent, orders for contract research and development in the Imaging business. We include in backlog the value of purchase orders for our products that have been shipped but not accepted or have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of new systems.

      International sales increased by 230% to $6.8 million for the three months ended June 26, 2004 from $2.1 million for the three months ended June 28, 2003. The increase in international sales was due to higher shipments of disk equipment technology upgrades and spare parts. International sales constituted 38% of net revenues for the three months ended June 26, 2004 and 45% of net revenues for the three months ended June 28, 2003. International revenues include products shipped to overseas operations of US companies.

      Gross margin. Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Gross margin increased to 32.2% for the three months ended June 26, 2004 from 24.4% for the three months June 28, 2003.

      Gross margin in Equipment increased to 34.3% for the three-month period ended June 26, 2004 from 26.8% for the three-month period ended June 28, 2003. The increase in Equipment margin was due to the increase in revenue from disk equipment technology upgrades and spare parts and the sale of two 200 Lean systems. Gross margin for the three months ended June 26, 2004 was adversely impacted, however, by higher than anticipated production and installation costs for the 200 Lean and by costs for scrap, rework and actual and expected obsolescence, related primarily to design changes on our 200 Lean disk manufacturing system. Imaging gross margins decreased to 19.8% during the three months ended June 26, 2004 from 21.8% during the three months ended June 28, 2003. The decrease in Imaging margin was due primarily to increased overhead expenditures in 2004.

      We expect overall gross margins to decline in the second half of 2004 to a level below our long-term expectations. This is primarily due to higher than expected costs we encountered during the rapid production, installation and startup of the initial production run of 200 Lean systems and due to favorable pricing offered to our first 200 Lean customer

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and imaging products. Research and development expense was $3.1 million for each of the three-month periods ended June 26, 2004 and June 28, 2003, representing 17.1% and 67.9%, respectively, of net revenues.

      Research and development expenses do not include costs of $1.7 million and $1.4 million, respectively, for the three-month periods ended June 26, 2004 and June 28, 2003 related to Imaging contract research and development. These expenses are included in cost of net revenues.

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

      Selling, general and administrative expense increased to $2.2 million for the three months ended June 26, 2004 from $2.1 million for the three months ended June 28, 2003, representing 12.4% and 46.8%, respectively, of net revenue. The increase was primarily the result of increases in marketing and business development headcount, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense consists primarily of interest on our convertible notes and amortization of debt issuance costs. We did not incur any interest expense in the three months ended June 26, 2004 and interest expense was $508,000 in the three months ended June 28, 2003. The decrease in interest expense was due to the elimination of our convertible notes outstanding as a result of the automatic conversion of the notes due 2009 in November 2003, and the repayment of the remaining $1.0 million of convertible notes in March 2004.

      Interest income and other, net. Interest income and other, net totaled $307,000 and ($148,000) for the three months ended June 26, 2004 and June 28, 2003, respectively. Interest income and other, net in 2004 consisted primarily of interest and dividend income on investments. Interest income and other, net in 2003 consisted primarily of $186,000 of interest and dividend income on investments, offset by the establishment of a $346,000 reserve for the disposition of a fixed asset.

      Provision for (benefit from) income taxes. We did not accrue a tax provision for the three-month period ended June 26, 2004 as the profits for this period were offset by net operating loss carry-forwards. We did not accrue a tax benefit for the three-month period ended June 28, 2003 due to the inability to realize additional refunds from loss carry-backs. Our $17.6 million deferred tax asset is fully offset by a $17.6 million valuation allowance, resulting in a net deferred tax asset of zero at June 26, 2004.

Six Months Ended June 26, 2004 and June 28, 2003.

      Net revenues. Net revenues increased 48% to $24.5 million for the six months ended June 26, 2004 from $16.6 million for the six months ended June 28, 2003.

      Equipment revenues increased to $19.6 million for the six months ended June 26, 2004 from $12.8 million for the six months ended June 28, 2003. The increase in Equipment revenue was the result of the customer acceptance of two 200 Lean systems for revenue, the sale of one MDP-250B system and higher revenue from disk equipment technology upgrades and spare parts in the six months ending June 26, 2004. Imaging revenues increased to $4.9 million for the six months ended June 26, 2004 from $3.8 million for the six months ended June 28, 2003. The increase in Imaging revenues was the result of increased revenues from contract research and development.

      International sales decreased by 13% to $10.5 million for the six months ended June 26, 2004 from $12.0 million for the six months ended June 28, 2003. The decrease in international sales was due to 2003 including revenue from the acceptance of flat panel manufacturing systems, which was only partially offset in 2004 by increased shipments of disk equipment systems, technology upgrades and spare parts. International sales constituted 43% of net revenues for the six months ended June 26, 2004 and 72% of net revenues for the six months ended June 28, 2003. International revenues include products shipped to overseas operations of US companies.

      Gross margin. Gross margin increased to 30.5% for the six months ended June 26, 2004 from 13.7% for the six months ended June 28, 2003.

      Gross margin in Equipment increased to 33.5% for the six-month period ended June 26, 2004 from 11.7% for the six-month period ended June 28, 2003. The increase in Equipment margin was due primarily to the increase in revenue from disk equipment technology upgrades and spare parts and the sale of two 200 Lean systems. Gross margin for the six months ended June 26, 2004 was adversely impacted by costs for scrap and rework and actual and expected obsolescence, related primarily to design changes on our 200 Lean disk manufacturing system. The gross margin in the six months ended June 28, 2003 was depressed due to the majority of revenue being derived from the sale of flat panel systems, which contributed minimal gross margin. Imaging gross margins decreased to 18.2% during the six months ended June 26, 2004 from 20.5% during the six months ended June 28, 2003. The decrease in Imaging margin was due primarily to increased overhead expenditures in 2004.

      Research and development. Research and development expense increased 6.9% to $6.1 million for the six months ended June 26, 2004 from $5.7 million for the six months ended June 28, 2003, representing 25.1% and 34.6%, respectively, of net revenue. The increase was due to higher spending for development of disk manufacturing equipment, partially offset by decreases in spending for flat panel manufacturing equipment and imaging products.

      Research and development expenses do not include costs of $3.3 million and $2.6 million, respectively, for the six-month periods ended June 26, 2004 and June 28, 2003 related to Imaging contract research and development. These expenses are included in cost of net revenues.

      Selling, general and administrative. Selling, general and administrative expense increased 7.9% to $4.4 million for the six months ended June 26, 2004 from $4.1 million for the six months ended June 28, 2003, representing 17.9% and 24.5%, respectively, of net revenue. The increase was primarily the result of increases in marketing and business development headcount, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense decreased to $12,000 for the six months ended June 26, 2004 from $1.0 million in the six months ended June 28, 2003. The decrease in interest expense was due to the elimination of our convertible notes outstanding as a result of the automatic conversion of our convertible notes due 2009 in November 2003, and the repayment of the remaining $1.0 million of our convertible notes due 2004 in March 2004.

      Interest income and other, net. Interest income and other, net totaled $553,000 and ($243,000) for the six months ended June 26, 2004 and June 28, 2003, respectively. Interest income and other, net in 2004 consisted primarily of interest and dividend income on investments and, to a lesser extent, purchase discounts. Interest income and other, net in 2003 consisted primarily of $360,000 of interest and dividend income on investments, offset by the establishment of a $639,000 reserve for the disposition of a fixed asset.

      Provision for (benefit from) income taxes. We did not accrue a tax benefit for either of the six-month periods ended June 26, 2004 or June 28, 2003, due to the inability to realize additional refunds from loss carry-backs. The $12,000 credit to income tax expense in 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary.

Liquidity and Capital Resources

      Our operating activities used cash of $9.8 million during the six months ended June 26, 2004. The cash used was due primarily to the net loss incurred and increases in inventory and accounts receivable, partially offset by increases in accounts payable and customer advances. The increase in inventories, accounts payable and customer advances all relate to the orders for disk sputtering systems that are expected to be recognized for revenue over the next two quarters. In the six months ended June 28, 2003, our operating activities used cash of $6.7 million due primarily to the net loss incurred and the semi-annual interest payment on our convertible notes.

      Our investing activities in the six months ended June 26, 2004 used cash of $29.0 million due primarily to the purchase of investments. Investing activities in the six months ended June 28, 2003 used cash of $1.7 million for the purchase of fixed assets.

      Our financing activities provided cash of $41.2 million in the six months ended June 26, 2004 due primarily to a public offering of our common stock and, to a lesser extent, the sale of our common stock through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the six months ended June 26, 2004. In the six months ended June 28, 2003, our financing activities provided cash of $0.2 million as the result of the sale of our common stock to our employees through our employee benefit plans.

      At June 26, 2004, we had $21.9 million of cash and cash equivalents. We intend to undertake approximately $3 to $4 million in capital expenditures during 2004, and we believe the existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the balance of 2004.

      We have incurred operating losses each year since 1998 and cannot predict with certainty if and when we will return to operating profitability on an annual basis. We believe an upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we had orders for ten disk manufacturing systems in our backlog at June 26, 2004, with the revenue from those orders all expected in 2004.

Contractual Obligations

      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of June 26, 2004 are shown in the table below. During the six months ending June 26, 2004, we executed an amendment to extend the lease at our Santa Clara facility through March 2012, we entered into a lease for a sensor fabrication facility located in Fremont, California, and we leased a larger facility in Singapore to house our Singapore customer support organization.

	Payments Due by Period

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(In thousands)
Operating lease obligations	$18,312	$3,351	$6,515	$3,266	$5,180
Purchase obligations	2,862	2,862	—	—	—

Total	$21,174	$6,213	$6,515	$3,266	$5,180

Certain Factors Which May Affect Future Operating Results

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

      Over the last 10 quarters, our revenues per quarter have fluctuated between $18.0 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 3% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

The majority of our $46 million backlog is with one customer and is subject to successful installation and achievement of contractual specifications.

      Our order backlog was $46 million at June 26, 2004. Orders for nine 200 Lean systems from one customer account for the majority of this backlog. Failure to complete the installation of the 200 Leans and to achieve performance to all contractually committed specifications, could have adverse affects on our business, including delayed customer acceptance and revenue recognition; lowered gross margins due to excess costs such as rework, retrofit and warranty expense; penalties for nonperformance, cancellation of orders or return of products for credit.

If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

      From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as thin-film disk manufacturers were burdened with overcapacity and were not investing in new disk sputtering equipment. Recently, however, overcapacity has diminished, and three of our customers have announced plans for major capacity expansions. Customers for our legacy MDP-250B system, who had previously indicated plans to add capacity, have now become more conservative with respect to their capacity expansion plans. Sales of our equipment for capacity expansions are dependent on the capacity expansion plans of our customers and upon whether our customers select our equipment for their capacity expansions. We have no control over our customers’ expansion plans, and we cannot assure you that they will select our equipment if they do expand their capacity. Our customers may not implement capacity expansion plans, or we may fail to win orders for equipment for those capacity expansions, which could have a material adverse effect on our business and our operating results. In addition, some manufacturers may choose to purchase used systems from other manufacturers or customers rather than purchasing new systems from us. Furthermore, if hard disk drives were to be replaced by an alternative technology as a primary method of digital storage, demand for our products would decrease.

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

We have a recent history of significant losses and may not regain annual profitability. If we do not establish profitable operations in the future, then our share price is likely to decline.

      The majority of our revenues and gross profit has historically been derived from sales of disk sputtering equipment. Sales of our disk sputtering equipment were severely depressed from the middle of 1998 until mid-2003. Also, our Imaging business has yet to earn an annual profit. We have experienced an operating loss in each of the last five fiscal years. For fiscal 2003, our operating loss was $10.7 million, and as of December 31, 2003, we had an accumulated deficit of $21.3 million. To regain profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We cannot assure you that we will regain profitability in the near future, or at all, and if we do regain profitability we cannot assure you that we will be able to sustain profitability on a going-forward basis. If we fail to regain profitability within the time frame expected by securities analysts or investors, then the market price of our common stock will likely decline.

We sell our equipment products to a small number of large customers.

      Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers. In 2003, three of our customers, in the aggregate, accounted for 75% of our equipment revenues. In addition, our backlog of 200 Lean systems at June 26, 2004 is from a single customer. Orders from a relatively limited number of thin-film disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. Furthermore, the concentration of our customer base may lead customers to demand pricing and other terms unfavorable to us.

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

      We have invested heavily, and continue to invest, in the development of new products. Our 200 Lean disk sputtering system is designed to address the demand for increased areal density in hard disk drives and our customers’ concurrent need to produce more complex thin-film disks. Our future revenues depend on the industry recognizing the need for improved recording methodologies and the need for disk sputtering systems that facilitate manufacturing of advanced media with technologies such as perpendicular recording. Our future revenues also depend significantly on the market acceptance of our 200 Lean disk sputtering system, which we have only recently introduced and which competes against a product that has been on the market longer. New products, such as the 200 Lean, will typically bear higher production and warranty costs in comparison to our more established product lines. Additionally, our gross margins on our new products may be lower and more difficult to predict. In particular, the 200 Lean is a complex system that pushes the limits of technology and we have encountered a number of challenges in production, installation and start-up of the first batch of systems. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, like the 200 Lean, than for mature systems, such as the MDP-250B, and are designed to highlight any problems typically encountered with early versions of the equipment. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

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

      The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These changes have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for thin-film disk production were severely depressed from the middle of 1998 until mid-2003. In addition, our thin-film disk manufacturing customers are generally more sensitive to the cyclical nature of the hard disk drive industry, because many of their customers have internal thin-film disk manufacturing operations and will cut back their purchases of disks from outside suppliers first in an industry downturn. If we fail to anticipate or respond quickly to the industry business cycle, it could have a material adverse effect on our business.

Our products are complex, constantly evolving and often must be customized to individual customer requirements.

      The systems we manufacture and sell in our Equipment business have a large number of components and are highly complex, which require us to make substantial investments in research and development. If we were to fail to develop, manufacture and market new systems or to enhance existing systems, that failure would have an adverse effect on our business. We may experience delays and technical and manufacturing difficulties in future introduction, volume production and acceptance of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. In some cases, we market and commit to deliver new systems, modules and components with advanced features and capabilities that we are still in the process of designing. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer and that may affect our gross margins. Sometimes we work closely with our customers to develop new features and products. In connection with these transactions, we sometimes offer a period of exclusivity to these customers. Any of these factors could have a material adverse effect on our business.

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

Our stock price is volatile.

      The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, our historical trading volume has been low, and the market price of our common stock increased dramatically in late 2003 and early 2004 and has since declined significantly. Over the past 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, has fluctuated from a low of $3.92 to a high of $17.92 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

      Substantially all of our common stock may be sold without restriction in the public markets. Shares held by our directors, executive officers and affiliates are subject to volume and manner of sale restrictions, and as otherwise described in the following sentence. We have an agreement with Foster City LLC and Redemco, LLC, that gives Foster City and Redemco the right to require us to file a registration statement on Form S-3, registering the resale of all shares of our common stock held by Foster City and Redemco. Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at June 26, 2004.

								Fair
	2004	2005	2006	2007	2008	Beyond	Total	Value

					(In thousands)
Cash equivalents
Variable rate	$19,586	—	—	—	—	—	$19,586	$19,586
Average rate	0.96%	—	—	—	—	—
Short-term investments
Variable rate	$10,031	$5,601	—	—	—	—	$15,632	$15,632
Average rate	2.52%	3.99%	—	—	—	—
Long-term investments
Variable rate	—	$12,187	—	—	—	—	$12,187	$12,187
Average rate	—	3.10%	—	—	—	—
Total investments
Variable rate	$29,617	$17,788	—	—	—	—	$47,405	$47,405
Average rate	1.49%	3.38%	—	—	—	—

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At June 26, 2004, we had no foreign currency forward exchange contracts.

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

      Changes in internal controls. No change in our internal controls over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our second quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      Our annual meeting of shareholders was held May 14, 2004. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes

(a) Election of Directors
Norman H. Pond	18,909,704	351,257	—	727,532
Kevin Fairbairn	19,041,104	219,857	—	727,532
David S. Dury	18,775,804	485,157	—	727,532
Stanley J. Hill	19,034,504	226,457	—	727,532
David N. Lambeth	18,907,685	353,276	—	727,532
Robert Lemos	18,746,205	514,756	—	727,532
Arthur L. Money	16,184,664	3,076,297	—	727,532

(b) Proposal to approve the 2004 Equity Incentive Plan and reserve 1,200,000 shares for issuance thereunder	12,973,469	2,012,740	—	5,002,284

(c) Ratification of Grant Thornton LLP as independent auditors	18,715,466	541,115	—	731,912

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith:

Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

(1) On April 23, 2004, we filed a report on Form 8-K regarding the issuance of a press release announcing our results for the three months ended March 27, 2004.

(2) On May 18, 2004, we filed a report on Form 8-K regarding a business presentation provided to investors.

(3) On July 13, 2004, we filed a report on Form 8-K regarding the issuance of a press release announcing our results for the three months ended June 26, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 10, 2004

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2004

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