Form 10-Q
period 2004-09-25
INTEVAC INC
filed 2004-11-09
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      On November 1, 2004, 20,130,418 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,112	$19,507
Short term investments	17,558	—
Trade and other accounts receivable, net of allowances of $58 and $22 at September 25, 2004 and December 31, 2003	12,415	14,016
Inventories	18,430	13,108
Prepaid expenses and other current assets	881	1,113

Total current assets	65,396	47,774
Property, plant and equipment, net	6,347	5,796
Long term investments	14,199	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	4

Total assets	$88,376	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	2,231	3,396
Accrued payroll and related liabilities	1,725	1,610
Other accrued liabilities	3,860	2,643
Customer advances	7,992	16,432

Total current liabilities	15,808	25,106
Other long-term liabilities	303	—
Shareholders’ equity:
Common stock, no par value	94,564	51,982
Accumulated other comprehensive income	219	223
Accumulated deficit	(22,518)	(21,336)

Total shareholders’ equity	72,265	30,869

Total liabilities and shareholders’ equity	$88,376	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands, except per share amounts)

	(Unaudited)
Net revenues:
Systems and components	$32,721	$5,037	$52,540	$18,278
Technology development	2,150	2,579	6,810	5,940

Total net revenues	34,871	7,616	59,350	24,218
Cost of net revenues:
Systems and components	26,199	2,713	39,148	13,745
Technology development	1,972	1,813	5,293	4,372
Inventory provisions	325	210	1,078	942

Total cost of net revenues	28,496	4,736	45,519	19,059

Gross profit	6,375	2,880	13,831	5,159
Operating expenses:
Research and development	2,831	3,173	8,972	8,916
Selling, general and administrative	2,316	2,216	6,709	6,287

Total operating expenses	5,147	5,389	15,681	15,203

Operating profit (loss)	1,228	(2,509)	(1,850)	(10,044)
Interest expense	(41)	(522)	(53)	(1,547)
Interest income and other, net	271	132	824	(111)

Income (loss) before income taxes	1,458	(2,899)	(1,079)	(11,702)
Provision for income taxes	115	—	103	—

Net income (loss)	$1,343	$(2,899)	(1,182)	$(11,702)

Other comprehensive income:
Foreign currency translation adjustments	3	17	(4)	21

Total comprehensive income (loss)	$1,346	$(2,882)	$(1,186)	$(11,681)

Basic income (loss) per share:
Net income (loss)	$0.07	$(0.24)	$(0.06)	$(0.96)
Shares used in per share amounts	20,104	12,266	19,617	12,206
Diluted income (loss) per share:
Net income (loss)	$0.07	$(0.24)	$(0.06)	$(0.96)
Shares used in per share amounts	20,387	12,266	19,617	12,206

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	Sept. 25,	Sept. 27,
	2004	2003

	(In thousands)

	(Unaudited)
Operating activities
Net loss	$(1,182)	$(11,702)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,691	1,508
Inventory provisions	1,078	942
Loss on disposal of equipment	1	644
Changes in operating assets and liabilities	(13,242)	2,607

Total adjustments	(10,472)	5,701

Net cash and cash equivalents used in operating activities	(11,654)	(6,001)
Investing activities
Purchases of investments	(37,922)	—
Proceeds from sales of investments	6,000	—
Purchases of leasehold improvements and equipment	(1,371)	(1,951)

Net cash and cash equivalents used in investing activities	(33,293)	(1,951)
Financing activities
Proceeds from issuance of common stock	42,582	644
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	41,557	644

Effect of exchange rate changes on cash	(5)	(1)

Net decrease in cash and cash equivalents	(3,395)	(7,309)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$16,112	$21,148

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$1,987
Income tax refund	$—	$(214)
Other non-cash changes:
Inventories transferred to property, plant and equipment	$706	$—

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Activities and Basis of Presentation

      We are the world’s leading provider of thin-film disk sputtering equipment for the thin-film disk industry and a provider and developer of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.

      Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by magnetically storing data on thin-film disks. These thin-film disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.

      Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low-light situations. These efforts are aimed at creating new products for both military and commercial applications.

      The financial information at September 25, 2004 and for the three- and nine-month periods ended September 25, 2004 and September 27, 2003 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The condensed balance sheet at December 31, 2003 has been derived from our audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      The results for the three- and nine-month periods ended September 25, 2004 are not considered indicative of the results to be expected for any future period or for the entire year.

2.	Concentrations

      Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.

      We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories are priced using standard costs, which approximate first-in, first-out. The components of inventory consist of the following:

	September 25,	December 31,
	2004	2003

	(In thousands)
Raw materials	$5,790	$3,306
Work-in-progress	3,794	4,371
Finished goods	8,846	5,431

	$18,430	$13,108

      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

      Inventory reserves included in the above numbers were $10.7 million and $10.2 million at September 25, 2004 and December 31, 2003, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves. During the nine months ended September 25, 2004, $1.1 million was added to inventory reserves based on the quarterly analysis and $449,000 of inventory was disposed of and charged to the reserve. A system in inventory with a value of $706,000, net of a $250,000 reserve, was transferred to fixed assets and capitalized. . During the nine months ended September 27, 2003, $942,000 was added to inventory reserves based on the quarterly analysis and $74,000 of inventory was disposed of and charged to the reserve.

4.	Employee Stock Plans

      At September 25, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We do not plan to adopt the fair value requirements of SFAS 123 for reporting purposes, unless it is mandated by GAAP.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
Net income (loss), as reported	$1,343	$(2,899)	$(1,182)	$(11,702)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(139)	(657)	(406)

Pro forma net income (loss)	$1,296	$(3,038)	$(1,839)	$(12,108)

Basic and diluted loss per share:
As reported	$0.07	$(0.24)	$(0.06)	$(0.96)
Pro forma	$0.06	$(0.25)	$(0.09)	$(0.99)

5.	Warranty

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

      On the condensed consolidated balance sheet, the short-term portion of the warranty provision is included in Other Accrued Liabilities, while the long-term portion is included in Other Long-Term Liabilities.

      The following table displays the activity in the warranty provision account, for the three- and nine-month periods ending September 25, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
Beginning balance	$684	$664	$534	$845
Expenditures incurred under warranties	(277)	(239)	(386)	(846)
Accruals for product warranties issued during the reporting period	1,321	50	1,815	241
Adjustments to previously existing warranty accruals	(150)	—	(385)	235

Ending balance	$1,578	$475	$1,578	$475

      The following table displays the balance sheet classification of the warranty provision account at September 25, 2004 and at December 31, 2003:

	September 25,	December 31,
	2004	2003

	(In thousands)
Other accrued liabilities	$1,275	$534
Other long-term liabilities	303	—

Total warranty provision	$1,578	$534

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Guarantees

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

7.	Cash, Cash Equivalents and Investments in Debt Securities

      Our investment portfolio consists of cash, cash equivalents and investments in debt securities. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in debt securities consist principally of highly rated debt instruments with maturities generally between one and 25 months.

      In accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intentions regarding these instruments, we have classified our investments in debt securities as held-to-maturity and account for these investments at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities. The amortized principal amount approximates fair value at September 25, 2004.

	September 25,	December 31,
	2004	2003

	(In thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$25,071	$—
Corporate debt securities	6,686	—

Total investments in debt securities	$31,757	$—

Short-term investments	$17,558	$—
Long-term investments	14,199	—

Total investments in debt securities	$31,757	$—

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
Numerator:
Numerator for basic income (loss) per share — income (loss) available to common stockholders	$1,343	$(2,899)	$(1,182)	$(11,702)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—	—

Numerator for diluted income (loss) per share — income (loss) available to common stockholders after assumed conversions	$1,343	$(2,899)	$(1,182)	$(11,702)

Denominator:
Denominator for basic income (loss) per share — weighted-average shares	20,104	12,266	19,617	12,206
Effect of dilutive securities:
Employee stock options(2)	283	—	—	—
6 1/2% convertible notes(1)	—	—	—	—

Dilutive potential common shares	283	—	—	—

Denominator for diluted income (loss) per share — adjusted	20,387	12,266	19,617	12,206

(1)	Diluted EPS for the three- and nine-month periods ended September 25, 2004 and September 27, 2003 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the nine-month period ended September 25, 2004 was 11,424 and the number of “as converted” shares excluded for the three- and nine-month periods ended September 27, 2003 was 4,269,983. $29.4 million of the notes were converted in the fourth quarter of 2003 and the $1.0 million balance of the notes was repaid in March 2004.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 25, 2004 and September 27, 2003 was 822,980 and 1,785,904, respectively, and the number of employee stock options excluded for the nine-month periods ended September 25, 2004 and September 27, 2003 was 1,558,484 and 1,790,007, respectively.

9.	Segment Reporting

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which are fully reserved) and other assets.

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
Equipment	$32,636	$4,963	$52,192	$17,776
Imaging	2,235	2,653	7,158	6,442

Total	$34,871	$7,616	$59,350	$24,218

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
Equipment	$1,926	$(969)	$1,123	$(4,126)
Imaging	(1,063)	(912)	(2,614)	(3,933)
Corporate activities	365	(628)	(359)	(1,985)

Operating income (loss)	1,228	(2,509)	(1,850)	(10,044)
Interest expense	(41)	(522)	(53)	(1,547)
Interest income	173	39	405	204
Other income and expense, net	98	93	419	(315)

Income (loss) before income taxes	$1,458	$(2,899)	$(1,079)	$(11,702)

Business Segment Assets

	Sept. 25,	December 31,
	2004	2003

	(In thousands)
Equipment	$29,792	$25,462
Imaging	7,369	7,702
Corporate activities	51,215	22,811

Total	$88,376	$55,975

Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(In thousands)
United States	$6,019	$3,238	$20,034	$7,846
Far East	28,678	4,378	38,771	16,366
Europe	174	—	545	—
Rest of World	—	—	—	6

Total	$34,871	$7,616	$59,350	$24,218

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      We did not accrue a tax provision for the three-month period ended September 25, 2004 as the profits for this period were offset by net operating loss carry-forwards. We did not accrue a tax benefit for either the nine-month period ended September 25, 2004 or the three- and nine-month periods ended September 27, 2003, due to the inability to realize additional refunds from loss carry-backs. We recorded $115,000 of income tax expense during the three-month period ended September 25, 2004 related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. During the nine-month period ended September 25, 2004, we also recorded a credit to income tax expense related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $17.1 million deferred tax asset is fully offset by a $17.1 million valuation allowance, resulting in a net deferred tax asset of zero at September 25, 2004.

11.	Capital Transactions

      During the nine-month period ending September 25, 2004, we completed a public offering of 4,750,000 shares of our common stock, of which 2,969,000 were newly issued and outstanding shares sold by us for net proceeds of $41.6 million. A selling shareholder sold 1,781,000 shares in the offering. We also sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 207,834 shares were issued under these plans during the nine-month period ending September 25, 2004, for which Intevac received $1.0 million.

12.	Financial Presentation

      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

      Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, our legacy MDP-250B system is recognized for revenue on shipment, while our new 200 Lean system has not been recognized for revenue until customer acceptance.

      In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.

      We perform best efforts research and development work under various government-sponsored research contracts. These contracts are a mixture of cost-plus-fixed-fee (“CPFF”) and firm fixed-price (“FFP”). Revenue on CPFF contracts is recognized in accordance with contract terms, typically as costs are incurred. Revenue on FFP contracts is generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Provisions for estimated losses on FFP research contracts are recorded in the period in which such losses are determined.

Inventories

      Inventories are priced using standard costs, which approximate first-in, first-out, and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation.

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

Results of Operations

Three Months Ended September 25, 2004 and September 27, 2003.

      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues increased 358% to $34.9 million for the three months ended September 25, 2004 from $7.6 million for the three months ended September 27, 2003.

      Equipment revenues increased to $32.6 million for the three months ended September 25, 2004 from $5.0 million for the three months ended September 27, 2003. The increase in Equipment revenue was the result of customer acceptance of eight 200 Lean systems and the sale of one MDP-250B system, partially offset by a 19% reduction in revenue from disk equipment technology upgrades and spare parts in the three months ending September 25, 2004. The remaining 200 Lean system in backlog at September 25, 2004 was accepted by our customer early in the fourth quarter. We expect to see continued variability in our quarterly revenue, as customers tend to add capacity and capability to their factories in time for their peak production quarters. Based on input from customers, we believe that production deliveries of our systems will resume about the middle of 2005.

      Imaging revenues decreased to $2.2 million for the three months ended September 25, 2004 from $2.7 million for the three months ended September 27, 2003. The decrease in Imaging revenues was the result of decreased revenues from contract research and development. We expect Imaging revenues to increase in the fourth quarter from the third quarter of 2004.

      Our backlog of orders at September 25, 2004 was $16.2 million, as compared to a September 27, 2003 backlog of $24.1 million. Backlog declined primarily as the result of the nine disk sputtering systems recognized for revenue during the three months ended September 25, 2004. Our backlog includes one 200 Lean system which was accepted by the same customer early in the fourth quarter. We include in backlog the value of purchase orders for our products that have been shipped but not accepted or have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy.

      International sales increased by 559% to $28.9 million for the three months ended September 25, 2004 from $4.4 million for the three months ended September 27, 2003. The increase in international sales was due to higher shipments of disk sputtering systems. International sales constituted 83% of net revenues for the three months ended September 25, 2004 and 58% of net revenues for the three months ended September 25, 2003. International revenues include products shipped to overseas operations of US companies.

      Gross margin. Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Gross margin decreased to 18.3% for the three months ended September 25, 2004 from 37.8% for the three months September 27, 2003.

      Gross margin in Equipment decreased to 19.5% for the three-month period ended September 25, 2004 from 45.3% for the three-month period ended September 27, 2003. Equipment margin for the three months ended September 25, 2004 was adversely impacted by higher than anticipated costs incurred during the rapid production, installation and startup of the initial production run of 200 Lean systems, by costs for scrap, rework and actual and expected obsolescence, related primarily to design changes on our 200 Lean disk manufacturing system, and due to favorable pricing offered to our first 200 Lean customer. We expect product costs on the next production build of 200 Lean systems to be about 20% lower than were incurred on the initial build. The savings are expected to come from reduced labor and material costs and the absence of one-time costs related to the initial production build.

      Imaging gross margins decreased to 1.2% during the three months ended September 25, 2004 from 23.8% during the three months ended September 27, 2003. The low gross margin in Imaging was due to the establishment of a cost to complete reserve on the first phase of the head mounted display program and by delayed funding of a few programs. While we expect Imaging gross margins to improve in the fourth quarter, they will vary quarter to quarter depending on the portion of revenue being derived from the sale of prototype products, from fully funded research and development contracts, and from cost-sharing research and development contracts.

      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and imaging products. Research and development expense decreased 10.8% to $2.8 million for the three-month period ended September 25, 2004 from $3.2 million for the three-month period ended September 27, 2003, representing 8.1% and 41.7%, respectively, of net revenues. The decrease was due primarily to reduced spending on imaging products, partially offset by the initiation of a project to develop a new equipment product line. We expect research and development expenses in the fourth quarter to be similar to the expenses in the third quarter of 2004.

      Research and development expenses do not include costs of $2.0 million and $1.8 million, respectively, for the three-month periods ended September 25, 2004 and September 27, 2003 related to Imaging contract research and development. These expenses are included in cost of net revenues.

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

      Selling, general and administrative expense increased to $2.3 million for the three months ended September 25, 2004 from $2.2 million for the three months ended September 27, 2003, representing 6.6% and 29.1%, respectively, of net revenue. The dollar increase was primarily the result of increases in marketing and business development headcount, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense. We expect selling, general and administrative expenses to increase in the fourth quarter as a result of Sarbanes-Oxley related costs and increased marketing activities.

      Interest expense. We recorded interest expense of $41,000 in the three months ended September 25, 2004 related to a claim from the State of California for a portion of income tax credits we claimed in prior years. Interest expense of $522,000 in the three months ended September 27, 2003 consists primarily of interest on our convertible notes and amortization of debt issuance costs. The decrease in interest expense was due to the elimination of our convertible notes outstanding as a result of the conversion of the notes due 2009 in November 2003, and the repayment of the remaining $1.0 million of convertible notes in March 2004.

      Interest income and other, net. Interest income and other, net consists primarily of interest and dividend income on investments. Interest income and other, net totaled $271,000 and $132,000 for the three months ended September 25, 2004 and September 27, 2003, respectively, reflecting higher balances for cash and investments in 2004.

      Provision for (benefit from) income taxes. We did not accrue a tax provision for the three-month period ended September 25, 2004 as the profits for this period were offset by net operating loss carry-forwards. We did not accrue a tax benefit for the three-month period ended September 27, 2003, due to the inability to realize additional refunds from loss carry-backs. We recorded $115,000 of income tax expense during the three-month period ended September 25, 2004 related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. Our $17.1 million deferred tax asset is fully offset by a $17.1 million valuation allowance, resulting in a net deferred tax asset of zero at September 25, 2004.

Nine Months Ended September 25, 2004 and September 27, 2003.

      Net revenues. Net revenues increased 145% to $59.4 million for the nine months ended September 25, 2004 from $24.2 million for the nine months ended September 27, 2003.

      Equipment revenues increased to $52.2 million for the nine months ended September 25, 2004 from $17.8 million for the nine months ended September 27, 2003. The increase in Equipment revenue was the result of the customer acceptance of ten 200 Lean systems, the sale of two MDP-250B systems and a 29% increase in revenue from disk equipment technology upgrades and spare parts in the nine months ended September 25, 2004. Imaging revenues increased to $7.2 million for the nine months ended September 25, 2004 from $6.4 million for the nine months ended September 27, 2003. The increase in Imaging revenues was the result of increased revenues from contract research and development.

      International sales increased by 140% to $39.3 million for the nine months ended September 25, 2004 from $16.4 million for the nine months ended September 27, 2003. The increase in international sales was due to increased shipments of disk equipment systems, technology upgrades and spare parts, partially offset by a decrease in revenue from flat panel manufacturing systems. International sales constituted 66% of net revenues for the nine months ended September 25, 2004 and 68% of net revenues for the nine months ended September 27, 2003.

      Gross margin. Gross margin increased to 23.3% for the nine months ended September 25, 2004 from 21.3% for the nine months ended September 27, 2003.

      Gross margin in Equipment increased to 24.7% for the nine-month period ended September 25, 2004 from 21.1% for the nine-month period ended September 27, 2003. The increase in Equipment margin was due primarily to the increase in revenue from disk equipment technology upgrades and spare parts. Gross margin for the nine months ended September 25, 2004 was adversely impacted by costs incurred during the rapid production, installation and startup of the initial production run of 200 Lean systems, and by costs for scrap and rework and actual and expected obsolescence, related primarily to design changes on our 200 Lean disk manufacturing system. The gross margin in the nine months ended September 27, 2003 was depressed due to the majority of revenue being derived from the sale of flat panel systems, which contributed minimal gross margin. Imaging gross margins decreased to 12.9% during the nine months ended September 25, 2004 from 21.9% during the nine months ended September 27, 2003. The decrease in Imaging margin was due primarily to a cost to complete reserve established for the head mounted display program and to increased overhead expenditures in 2004.

      Research and development. Research and development expense increased 0.6% to $9.0 million for the nine months ended September 25, 2004 from $8.9 million for the nine months ended September 27, 2003, representing 15.1% and 36.8%, respectively, of net revenue. The increase was due to increased spending for development of disk manufacturing equipment and the initiation of a project to develop a new equipment product line, partially offset by decreased spending for flat panel manufacturing equipment and imaging products.

      Research and development expenses do not include costs of $5.3 million and $4.4 million, respectively, for the nine-month periods ended September 25, 2004 and September 27, 2003 related to Imaging contract research and development. These expenses are included in cost of net revenues.

      Selling, general and administrative. Selling, general and administrative expense increased 6.7% to $6.7 million for the nine months ended September 25, 2004 from $6.3 million for the nine months ended September 27, 2003, representing 11.3% and 26.0%, respectively, of net revenue. The increase was primarily the result of increases in marketing and business development headcount, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense.

      Interest expense. Interest expense decreased to $53,000 for the nine months ended September 25, 2004 from $1.5 million in the nine months ended September 27, 2003. The decrease in interest expense was due to the elimination of our convertible notes outstanding as a result of the conversion of all of our convertible notes due 2009 by November 2003, and the repayment of $1.0 million of our convertible notes due 2004 in March 2004.

      Interest income and other, net. Interest income and other, net totaled $824,000 and ($111,000) for the nine months ended September 25, 2004 and September 27, 2003, respectively. Interest income and other, net in 2004 consisted primarily of interest and dividend income on investments and, to a lesser extent, purchase discounts. Interest income and other, net in 2003 consisted primarily of $497,000 of interest and dividend income on investments, offset by the establishment of a $638,000 reserve for the disposition of a fixed asset.

      Provision for (benefit from) income taxes. We did not accrue a tax benefit for either of the nine-month periods ended September 25, 2004 or September 27, 2003, due to the inability to realize additional refunds from loss carry-backs. The $103,000 of income tax expense in 2004 relates to the claim we received from the California Franchise Tax Board, partially offset by a $12,000 credit we booked due to a revised estimate of 2003 taxes owed by our Singapore subsidiary.

Liquidity and Capital Resources

      Our operating activities used cash of $11.7 million during the nine months ended September 25, 2004. The cash used was due primarily to the net loss incurred, increases in inventory and reductions in accounts payable and customer advances, partially offset by decreases in accounts receivable and increases in other accrued liabilities. In the nine months ended September 27, 2003, our operating activities used cash of $6.0 million due primarily to the net loss incurred and the semi-annual interest payments on our convertible notes, partially offset by changes in operating assets and liabilities aggregating $2.6 million and non-cash charges of $3.1 million.

      Our investing activities in the nine months ended September 25, 2004 used cash of $33.3 million due primarily to the purchase of investments. Investing activities in the nine months ended September 27, 2003 used cash of $2.0 million for the purchase of fixed assets.

      Our financing activities provided cash of $41.6 million in the nine months ended September 25, 2004 due primarily to a public offering of our common stock and, to a lesser extent, the sale of our common stock through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the nine months ended September 25, 2004. In the nine months ended September 27, 2003, our financing activities provided cash of $644,000 as the result of the sale of our common stock to our employees through our employee benefit plans.

      At September 25, 2004, we had $16.1 million of cash and cash equivalents. We intend to undertake approximately $3.0 to $4.0 million in capital expenditures over the next year, and we believe the existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months.

      We have incurred operating losses each year since 1998 and cannot predict with certainty if and when we will return to operating profitability on an annual basis. We believe an upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we expect to recognize revenue from a total of thirteen disk manufacturing systems in 2004 in comparison to only two systems in 2003.

Contractual Obligations

      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of September 25, 2004 are shown in the table below. During the nine months ended September 25, 2004, we executed an amendment to extend the lease at our Santa Clara facility through March 2012, we entered into a lease for a sensor fabrication facility located in Fremont, California, and we leased a larger facility in Singapore to house our Singapore customer support organization.

	Payments Due by Period

	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years

	(In thousands)
Operating lease obligations	$17,284	$3,356	$5,996	$3,250	$4,682
Purchase obligations	2,503	2,503	—	—	—

Total	$19,787	$5,859	$5,996	$3,250	$4,682

Certain Factors Which May Affect Future Operating Results

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

      Over the last 11 quarters, our revenues per quarter have fluctuated between $34.9 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 4% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

      Additionally, because our systems are priced in the millions of dollars and we sell a relatively small number of systems, our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders. For example, we do not currently anticipate resuming volume system deliveries in our equipment business until the middle of 2005 although we recognized significant revenue in the third quarter of 2004 as a result of customer acceptance of eight 200 Lean systems and the sale of one MDP-250B system. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

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

      The majority of our revenues and gross profit has historically been derived from sales of disk sputtering equipment. Sales of our disk sputtering equipment were severely depressed from the middle of 1998 until mid-2003. Also, our Imaging business has yet to earn an annual profit. We have experienced an operating loss in each of the last five fiscal years. For the nine-months ended September 25, 2004, our operating loss is $1.8 million, and as of September 25, 2004, we have an accumulated deficit of $22.5 million. To regain and sustain profitability, we will need to increase gross margins and generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We cannot assure you that we will regain profitability in the near future, or at all, and if we do regain profitability we cannot assure you that we will be able to sustain profitability on a going-forward basis. If we fail to regain profitability within the time frame expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

      We have invested heavily, and continue to invest, in the development of new products. Our 200 Lean disk sputtering system is designed to address the demand for increased areal density in hard disk drives and our customers’ concurrent need to produce more complex thin-film disks. Our future revenues depend on the industry recognizing the need for improved recording methodologies and the need for disk sputtering systems that facilitate manufacturing of advanced media with technologies such as perpendicular recording. Our future revenues also depend significantly on the market acceptance of our 200 Lean disk sputtering system, which we have only recently introduced and which competes against a product that has been on the market longer. New products, such as the 200 Lean, will typically bear higher production and warranty costs in comparison to our more established product lines. Additionally, our gross margins on our new products may be lower and more difficult to predict. In particular, the 200 Lean is a complex system that pushes the limits of technology and we have encountered a number of challenges in production, installation and start-up of the first batch of systems. Although we believe our margins will improve in the future on our 200 Lean systems, the timing and amount of such improvements is difficult to predict. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, like the 200 Lean, than for mature systems, such as the MDP-250B, and are designed to highlight any problems typically encountered with early versions of the equipment. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

      The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

      While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

      While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements. In this regard, our auditors have advised us that it is of critical importance that we diligently continue to complete our Section 404 work and to provide our results and assessments to our auditors on a timely basis so that our auditors can have available the staff necessary to complete their work and issue their attestation report by the required date. If we are not able to complete our assessment in a timely manner, we and our auditors may be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Will Increase Our Costs.

      The Sarbanes-Oxley Act (“the Act”) of 2002 has required changes in some of our corporate governance and securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has been promulgating new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have and will continue to increase our accounting and legal compliance costs, particularly in 2004, and could also expose us to additional liability. In addition, such developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at September 25, 2004.

								Fair
	2004	2005	2006	2007	2008	Beyond	Total	Value

	(In thousands)
Cash equivalents
Variable rate	$14,981	—	—	—	—	—	$14,981	$14,968
Average rate	1.49%	—	—	—	—	—
Short-term investments
Variable rate	$7,001	$10,557	—	—	—	—	$17,558	$17,523
Average rate	1.30%	1.51%	—	—	—	—
Long-term investments
Variable rate	—	$4,118	$10,081	—	—	—	$14,199	$14,105
Average rate	—	1.91%	2.06%	—	—	—
Total investments
Variable rate	$21,982	$14,675	$10,081	—	—	—	$46,738	$46,596
Average rate	1.43%	1.62%	2.06%	—	—	—

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At September 25, 2004, we had no foreign currency forward exchange contracts.

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

      Changes in internal controls. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the audit committee of our board of directors and our auditors.

      No change in our internal controls over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our third quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

      The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 9, 2004

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2004

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