Form 10-K
period 2004-12-31
INTEVAC INC
filed 2005-03-31
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock (no par value)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 26, 2004 was approximately $122,256,000 (based on the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      On March 22, 2005, 20,299,505 shares of the Registrant’s Common Stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “plans,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to technology and market trends in the data storage, hard disk drive and magnetic disk market; comments related to technology and market trends in military and commercial markets for low light sensors, cameras and systems; projected seasonality and cyclicality in the market for our equipment products; projected sales of hard disk drives and magnetic disks for hard disk drives; our leadership position in magnetic disk manufacturing equipment; projected customer requirements for new capacity and for technology upgrades, such as for perpendicular recording, to their installed base of magnetic disk manufacturing equipment, as well as the ability of our products to meet these requirements; extended sales cycles for our equipment and military products; projected technology roadmaps and deployment schedules for our military customers; expected features, performance, costs, and competitive advantages of products we are developing, including 200 Lean systems, LIVAR ® cameras and systems, NightVista® cameras, cameras for military head mounted applications and commercial markets and low light level sensors; establishing relationships with development and distribution partners for our imaging products; development of manufacturing systems for entry into new markets not previously addressed by us, and the cost of complying with government regulations. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results.”
PART I

Item 1.	Business
Overview
      We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives and a developer and provider of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.
      Our Equipment business designs, manufactures, markets and services complex capital equipment which deposits, or sputters, highly engineered thin-films onto magnetic disks used in hard disk drives. We believe our systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Our customers include the world’s leading manufacturers of magnetic disks for hard disk drives, such as Hitachi Global Storage Technologies, Komag, Maxtor and Seagate Technology. We believe the rapid growth of digital data, the transition from videocassette recorders to digital video recorders and the growth of new consumer applications, such as personal video recorders, video game consoles and MP3 players, along with new technology advances in the industry, will provide us with a significant growth opportunity.
      Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. We currently develop night-vision technology and equipment for military and commercial applications. To date, our revenues have been derived primarily from research and development contracts funded by the U.S. government. Applications for our imaging technology include sensors and cameras for use in extreme low light situations and systems for positive identification of targets at long range. More recently, we began developing products for use in the commercial sector, specifically the security, life science and physical science markets.
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
      “Intevac”, “LIVAR®,” “D-STAR®,” and “NightVista®,” among others, are our registered trademarks.
Equipment Business
      Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These magnetic disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.

Storage Market Growth Drivers
      Data storage requirements have rapidly increased from kilobytes for documents, to megabytes for audio and still images, to gigabytes for video. Hard disk drives are the primary devices used for storing and retrieving large amounts of digital data. We believe there are a number of emerging trends and applications that exploit these reduced storage costs and that require storage intensive solutions.

•	New consumer electronics applications, such as digital video and audio recorders, video game platforms, emerging HDTV applications and streaming video require significant digital data storage capability.

•	Personal computers have evolved from devices operating simple applications such as word processing, to powerful machines that are capable of playing, recording and creating multimedia content, such as images, audio and video. These capabilities have driven the demand for new personal computers and increasing requirements for data storage. TrendFocus estimates annual personal computer unit growth of 12.2% over the period from 2003 to 2007.

•	Enterprise data storage requirements are increasing, as regulations and other business factors require companies to archive more information, such as documents and email. Additionally, companies are transitioning from paper-based storage to digital data-based storage and digital backup.

•	Certain traditional analog storage applications are transitioning to digital hard disk-based storage. For example, the video surveillance industry, including home security, law enforcement, private security services, retail, transportation and government agencies, is transitioning from analog video tapes to digital hard disk storage.
      As a result of these and other storage applications, TrendFocus expects the total number of units of all hard disk drives shipped to grow from 261 million units in 2003 to 429 million units in 2007, or an annual growth rate of 13.2% .

Hard Disk Drive Market Dynamics
      Areal Density Increasing. Areal density, the density of information stored on magnetic disks, continues to increase. Higher areal density allows more information to be stored on each magnetic disk. Magnetic disk manufacturers compete by increasing areal density, which enables them to provide more data storage capacity at a lower cost per gigabyte.
      Transition from Longitudinal to Perpendicular Recording. Historically, magnetic disk manufacturers have been able to increase the areal density of a disk by improving existing longitudinal recording processes, a storage method where magnetized data bits are parallel to the disk. However, in the past few years, the rate of increase in areal density for longitudinal recording processes has slowed, as the magnetized data bits are packed closer and closer together, which increases instability. In order to increase the rate of areal density expansion, we believe the magnetic disk industry will transition to perpendicular recording. In perpendicular recording the data bits are oriented perpendicular to the plane of the disk, which enables the bits to be recorded at a higher density than in longitudinal recording.

      New Equipment Required for Perpendicular Recording. The equipment that magnetic disk manufacturers purchased in the mid to late 1990s could generally accommodate up to 12 process steps, which was sufficient to enable improvements in areal density using longitudinal recording. However, economically producing disks capable of perpendicular recording may require as many as 20 or more process steps. As a result, in order to transition to perpendicular recording, disk manufacturers will most likely need to replace or retool their existing disk manufacturing equipment. We also believe that the additional process steps available on these perpendicular capable systems add process flexibility which may enable further increases in the areal density on longitudinal media.
      Consolidation of Equipment Suppliers. The supplier base of disk sputtering equipment has consolidated. Beginning in 1995, many magnetic disk manufacturers undertook aggressive expansion plans. The reduction in disks per drive combined with these capacity expansions resulted in substantial excess disk production capacity in the late 1990s through 2002. As a result, even as total storage capacity of all hard disk drives shipped increased from 1997 to 2003, disk manufacturers did not make significant investments in new disk sputtering equipment. As a result, of the four leading providers of disk sputtering equipment, only two have delivered new equipment platforms capable of perpendicular recording.
      Industry Consolidation. Two types of companies purchase magnetic disk sputtering equipment; vertically integrated companies that manufacture both disks and the hard drives that use the disks, and merchant suppliers that manufacture magnetic disks for sale to hard disk manufacturers. These companies were also adversely affected by the overcapacity of 1997 through 2002, and as a result, the industry underwent significant consolidation. For instance, in 2001 Maxtor acquired Quantum’s hard disk drive operations, and Fujitsu ceased manufacturing hard disk drives for the personal storage market. In 2002, IBM sold its hard disk drive business to Hitachi. In 2004, Showa Denko acquired Trace Storage Technology. This consolidation has reduced the number of magnetic disk manufacturers able to respond to any increasing demand for disks for hard disk drives.
      Return to Industry Growth. In 2004, hard disk drive manufacturers produced approximately 301 million units, up from 261 million units in 2003, according to TrendFocus. According to TrendFocus, hard disk drive demand will reach 429 million units by 2007, an annual growth rate of 13.2%.
      To meet increasing demands, magnetic disk manufacturers are beginning to invest in new disk sputtering equipment that can accommodate the additional process steps required for perpendicular recording. For example, in 2004 one of the industry leaders opened a major new media production facility utilizing Intevac’s 200 Lean systems. To evaluate the performance of competing disk sputtering equipment, magnetic disk manufacturers consider the following criteria:

•	Cost of Ownership. Cost of ownership of disk sputtering equipment includes factors such as equipment price, manufacturing yield, throughput, factory floor footprint and uptime. A lower cost of ownership for disk sputtering equipment is a key factor in lowering the manufacturer’s product cost.

•	Extendibility and Flexibility. We believe magnetic disk manufacturers need sputtering equipment that can address the needs of their evolving technology roadmaps. This equipment must be capable of incorporating new process steps and technical capabilities, including the processes needed for producing magnetic disks capable of perpendicular recording. Additionally, these manufacturers are improving longitudinal processes and further developing the processes necessary for perpendicular recording, and as a result, they demand a modular, flexible system that supports process reconfigurations and expansions with a minimum of effort.

•	Compatibility with Existing Equipment. We believe magnetic disk manufacturers prefer to standardize their processes around one or two disk sputtering equipment suppliers. Once a disk manufacturer has selected a particular supplier’s equipment, that manufacturer generally relies upon that supplier’s equipment for much of its production capacity and frequently will continue to purchase any additional equipment from the same supplier. There are significant economies of scale related to the use of a single platform in product design, product qualification, manufacturing and support.

•	Long-term Commitment of Supplier. We believe magnetic disk manufacturers need sputtering equipment providers that are committed to meeting current and future technology requirements and to supporting this equipment throughout its useful life. As a result, magnetic disk manufacturers increasingly demand a supplier with the stability and capability to be a long-term technology partner.

Our Competitive Strengths
      We are the leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives. We believe that our industry leadership is the result of the following key competitive strengths:

•	Broad Installed Base with Industry Leading Customers. Our MDP-250 disk sputtering system gained wide acceptance in the magnetic disk manufacturing industry and by the late 1990s was being used in the manufacture of approximately half of the magnetic disks used in hard disk drives worldwide. We believe that there are approximately 105 legacy MDP-250 systems and 12 next generation 200 Lean systems currently in use in production and research and development applications by customers such as Fuji Electric, Hitachi Global Storage Technology, Komag, Maxtor, Seagate and Showa Denko. We believe the majority of our active customers are now utilizing most of their capacity and that there is significant potential for these customers to both resume adding capacity and to upgrade the technical capability of their installed base to permit production of higher density disks capable of perpendicular recording.

•	Technology Leadership with Modular Next Generation Advanced Platform. In December 2003, we first delivered our latest-generation disk sputtering system, the 200 Lean, which provides significantly enhanced capabilities relative to our installed base of MDP-250 systems. The 200 Lean provides higher throughput from a smaller footprint, which enables more disks to be manufactured per square-foot of clean-room space. The flexible design of the 200 Lean allows rapid reconfiguration to accommodate product changeovers and new disk technology. The modular design of the 200 Lean also allows disk manufacturers to add additional process steps, as advanced magnetic disk technologies, such as perpendicular recording, are introduced.

•	Long-Term Commitment to Hard Disk Drive Industry. We have been a hard disk drive equipment provider since 1991. We are one of only two companies that have delivered next-generation disk sputtering equipment that can support perpendicular recording. We have continued to develop new technologies and introduced the 200 Lean disk sputtering system to meet the needs for additional process steps necessary to economically produce magnetic disks capable of perpendicular recording. In addition, our headquarters are located in close proximity to many of our customers’ hard disk drive development centers, and our support center in Singapore services our customers’ Southeast Asia manufacturing facilities.
      Based on these competitive strengths, we believe that we are well positioned to maintain and enhance our market leading position in the disk sputtering equipment market. We believe our new Intevac 200 Lean system accounts for the majority of installed production capacity of next generation perpendicular-capable systems.

Our Equipment Strategy
      We believe we can leverage our leadership position in disk sputtering equipment to increase our sales to magnetic disk manufacturers and apply our technology to new markets. The key elements of our strategy are as follows:

•	Become Preferred Solutions Provider in the Magnetic Disk Industry. Our goal is to become a preferred solutions provider to magnetic disk manufacturers. We believe that our 200 Lean provides our customers with an advanced modular platform that can address their future disk sputtering needs. We believe we can integrate additional capabilities into the 200 Lean, such as automated handling of small-form-factor disks (disks of one inch diameter or less). We believe we are also the leading provider of disk lubrication equipment, the equipment that is used to apply ultra-thin coatings of lubricant to magnetic disks after sputtering.

•	Deliver Highest Customer Value Proposition. Our goal is to maintain our leadership in advanced disk sputtering equipment by providing flexible, extendable equipment with the lowest cost of ownership. The 200 Lean’s modular design provides customers the ability to reconfigure their disk manufacturing systems for rapid technology shifts and evolving technology roadmaps. The 200 Lean’s compact footprint and increased throughput relative to the legacy MDP-250 systems enables increased output per square foot of factory clean-room space.

•	Expand Consumables, Spare Parts and Service Offerings. We plan to increase the sale of disk sputtering equipment consumables, spare parts and service in order to increase our revenue opportunity per customer. In addition, growing these offerings will enable us to deepen and enhance our customer relationships. We believe the expected revenue from these offerings will help mitigate the impact of cyclical downturns in the disk sputtering equipment business. We believe that the close proximity of our service center in Singapore to a large number of hard disk drive manufacturers’ facilities gives us a competitive advantage. We are planning to add additional support centers as required in order to maintain close proximity to our customers’ media factories as they begin deployment of 200 Lean systems.

•	Leverage Existing Technology into New Markets. In addition to expansion within our existing customer base, we intend to target other markets where we can apply our expertise in complex manufacturing equipment. Our expertise includes the ability to design and manufacture complex, highly automated vacuum manufacturing systems. We are currently in the concept and feasibility stage of developing a new manufacturing system that addresses a market other than our traditional hard disk drive manufacturing equipment market. We are devoting a significant portion of our research and development resources to this new system. If we conclude that this new system addresses a sufficiently large market and that we can achieve significant profitable market share, then we plan to manufacture and ship a number of evaluation units to key customers. We do not expect that these activities will result in any revenue during 2005 and cannot accurately predict when, if ever, we will generate significant revenue from these activities.

Our Equipment Products

200 Lean Disk Sputtering System
      The 200 Lean is our latest generation disk sputtering system. The 200 Lean provides significantly enhanced capabilities relative to the installed base of approximately 105 MDP-250 systems. The 200 Lean provides higher throughput from a smaller footprint in a flexible modular system, which enables more disks to be manufactured per square-foot of factory floor space, and is designed to lower overall cost of ownership.
      The key features of the 200 Lean include:

•	Modular Design. The 200 Lean’s modular design allows our customers to accommodate any number of disk manufacturing process steps required by their evolving technology roadmaps. The 200 Lean consists of a front-end robotic module that loads and unloads disks from the system, combined with any number of four-station process modules. Typical configurations of the 200 Lean have from four to five of these four-station process modules, which results in systems capable of 16 to 20 process steps. Additional process modules can be easily added to already installed systems. For example, a customer could buy a three-module (12-station) 200 Lean to manufacture longitudinal media and at a later date upgrade the system to a five-module (20-station) system to manufacture perpendicular media.

•	Easy to Reconfigure. Magnetic disk manufacturers produce many different designs that have short product life cycles, leading to frequent reconfiguration of disk sputtering equipment. The mechanical design and software control system of the 200 Lean allows rapid reconfiguration of systems by our customers. The 200 Lean is also easily reconfigured to process disks with glass or aluminum substrates of varying diameters and thicknesses.

•	Higher Throughput with Smaller Footprint. The 200 Lean offers higher throughput (up to 800 disks per hour) and more process stations in a more compact package than our previous MDP-250 system. We believe that the 200 Lean has the highest disk throughput per square foot of factory space for a system capable of manufacturing perpendicular media.

•	High Availability. The 200 Lean is designed to operate seven days a week, 24 hours a day with high availability. The 200 Lean can be run continuously for a week or more between preventative maintenance cycles.

•	Single Disk Processing. The 200 Lean processes each individual disk sequentially through a series of single-disk, vacuum-isolated, process chambers. “Single-disk” processing assures that each individual disk follows an identical path through the system, which leads to disk-to-disk uniformity since each disk sees the same process conditions. The vacuum-isolated “single-disk” process also eliminates the disk-to-disk interaction that can occur in systems that process more than one disk in each process chamber.

•	High-Vacuum Capability. The 200 Lean operates at significantly better vacuum levels compared to the installed base of MDP-250s. Better vacuum levels generally lead to improved magnetic media performance.

•	Suite of Process Station Options. The 200 Lean offers a wide range of process stations, providing capabilities such as metal deposition, heating, cooling and carbon overcoating onto both aluminum and glass disks. The 200 Lean is also easily configurable to manufacture disks in a variety of diameters and thicknesses.

MDP-250 Disk Sputtering System
      Intevac’s legacy MDP-250 system is the most widely used disk sputtering system in world. We believe that the MDP-250 is used to manufacture approximately half the magnetic disks used in hard disk drives. The MDP-250 system offers a maximum of twelve process stations.

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
      Installing and integrating new equipment requires a substantial investment by a customer. Sales of our systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or to increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or by constructing new manufacturing facilities, all of which typically involve a significant capital commitment. After making a decision to select our equipment, our customers typically purchase one or more engineering systems to develop and qualify their production process prior to ordering and taking delivery of multiple production systems. Accordingly, our systems have a lengthy sales cycle, during which we may expend substantial funds and management time and effort with no assurance that a sale of one or more will result.
      The production of large complex systems requires us to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. In some cases we manufacture subsystems and/or complete systems prior to receipt of a customer order to smooth our production flow and/or reduce our lead time. We maintain an inventory of spare parts at our Singapore subsidiary to support our customers in Singapore and Malaysia. We typically require our customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the system price billed upon shipment, and the balance of the system price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances pending revenue recognition.

Equipment Business Customers
      Our disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric, Komag and Showa Denko and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology, Maxtor and Seagate. The majority of our customers’ product development programs are located in the United States. Our customers’ manufacturing facilities are located in California, Singapore, Malaysia, Japan and Taiwan. In addition, Hitachi Global Storage Technology is opening a new media facility in China.
      Our customers’ business tends to be cyclical, with their peak sales occurring during the second half of the year. As a result, our customers have a tendency to order equipment for delivery and installation by midyear, so that they have new capacity in place for their peak production period. For example, our third quarter 2004 revenues totaled $34.9 million, and accounted for 50% of our revenues for the entire year of 2004.

Equipment Business Customer Support
      We provide process and applications support, customer training, installation, start-up assistance and emergency service support to our equipment customers. We conduct training classes for our customers’ process engineers, machine operators and machine service personnel. Additional training is also given to our customers during the machine installation. We have a subsidiary in Singapore to support our customers in Southeast Asia. We are planning to add additional support centers to maintain close proximity to our customers’ factories as they deploy our systems.
      We generally offer a one year warranty on our equipment. In some cases we market extended warranty periods beyond 12 months to our customers. During this warranty period any necessary non-consumable parts are supplied and installed without charge. Our employees provide field service support primarily in the United States, Singapore and Malaysia. In Japan, field service support is provided by our distributor, Matsubo, supplemented by our factory support. We and Matsubo stock consumables and spare parts to support the installed base of systems. These parts are generally available on a 24-hour per day basis.

Equipment Business Competition
      The principal competitive factors affecting the markets for our equipment products include price, product performance and functionality, integration and manageability of products, customer support and service, reputation and reliability. We have historically experienced intense competition worldwide from competitors including Anelva Corporation, Ulvac and Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. To our knowledge, Intevac and Anelva are the only companies that have delivered products that economically address the sputtering requirements for manufacture of advanced perpendicular magnetic disks. However, there can be no assurance that any of our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products.
      Given the lengthy sales cycle and the significant investment required to integrate equipment into the manufacturing process, we believe that once a magnetic disk manufacturer has selected a particular supplier’s equipment for a specific application, that manufacturer generally relies upon that supplier’s equipment and frequently will continue to purchase any additional equipment for that application from the same supplier. Accordingly, competition for customers in the equipment industry is intense, and suppliers of equipment may offer substantial pricing concessions and incentives to attract new customers or retain existing customers.

Imaging Business
      Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.

Imaging Industry Overview
      Imaging is the capture and display of light or heat, emitted or reflected from an object. A segment of the imaging market has evolved into specialized technology for the capture of low light images. Low light imaging involves the capture and display of light at intensities of approximately one millionth, or less, of daytime light levels.
      The U.S. military has determined that low light imaging technology which provides superior vision in nighttime combat creates a significant tactical advantage. The U.S. military funded the development of night vision technology, which has evolved through three generations to today’s widely deployed “Generation-III” night vision tubes. Typically, Generation-III night vision tubes are placed in front of a user’s eyes, like a pair of binoculars, and produce a direct-view, “green glow” image. The military is now funding the development of compact next generation extreme low light imaging technology that also provides digital video output
      The commercial sector has taken a different approach to extreme low light imaging than the military. The initial extreme low light cameras for the commercial sector were based on charged coupled device, or CCD, technology, which is able to produce a digital output. CCD technology relies on long exposure times for its sensitivity, and as a result the initial cameras were used for static applications, like astronomy. Other commercial markets, such as metrology, life sciences and industrial process monitoring, adopted CCD technology. However, cameras for these new markets compromised sensitivity for dynamic applications with motion or short measurement times.
      As a result, two distinct forms of low light level imaging have evolved: the Generation-III night vision tube technology developed by the military, which provides direct-view analog imagery; and CCD technology, which can provide digital imagery, but is not well suited to dynamic applications.

Our Imaging Solution
      We have developed imaging technology that combines the low light capability of Generation-III night vision technology with silicon-based digital video technology that we believe will enable us to provide a family of portable, cost-effective low light sensors and cameras. Elements of our proprietary solutions include:
      Advanced Photocathode Technology — A photocathode is a semiconductor compound with the ability to convert light into electrons. We are developing a family of photocathodes that are engineered to optimize sensitivity at specific wavelengths ranging from the visible (0.40 microns) to the near infrared (1.65 microns). Our photocathodes have high quantum efficiencies (the efficiency with which incoming light photons are converted to electrons) and are extremely sensitive to incoming light. Some of our detectors, incorporating such photocathodes, can detect incoming light at levels as low as a single photon, which is the ultimate level of sensitivity.
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

      Compact Ultra-High Vacuum Sensor Packaging — Our compact ultra-high vacuum sensor package enables us to combine an imaging chip with our photocathodes in a thin package which is particularly well suited for portable applications where size and weight are critical.

Low Light Imaging Market Opportunity
      We are designing our imaging solutions to address next generation military requirements and the dynamic applications of the commercial markets. Forecast International estimated the military market for legacy night vision systems and research programs was $347 million in 2003.
      Head Mounted Night Vision Systems — Generation-III based night vision goggles, which have excellent extreme low light imaging performance, were widely deployed by the U.S. military for use by soldiers during the 1990’s. However, these goggles are relatively large, heavy and lack video output. Additionally, potential adversaries are now deploying Generation-II+ goggles manufactured outside the United States with performance levels approaching that of Generation-III. Accordingly, the U.S. Army has developed a roadmap to maintain extreme low light imaging dominance for the individual soldier. A key element of this roadmap includes a transition from bulky direct-view night vision goggles to a miniature head mounted imaging system, including an extreme low light camera and video display. This approach addresses size and weight issues and enables connectivity to a wireless network for distribution of the imagery and other information. These improvements need to be realized while minimizing the cost of each soldier’s system. The U.S. Army plans to begin deployment of this type of system by 2009.
      Military Long Range Target Identification — Current long-range nighttime surveillance systems are based on expensive thermal imaging camera systems, which image the thermal profile of a target. These systems produce relatively poor resolution images since they only measure emitted heat. Long range thermal systems are also relatively large, which is a disadvantage for airborne and portable applications. Accordingly, there is a need for a cost effective, compact, long-range imaging solution that identifies targets at a distance that is greater than an adversary’s detection range capability.
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

Our Imaging Strategy
      Collaborate with Leading Development Organizations — We collaborate with, and receive significant funding from, leading government research organizations for the development of our extreme low light technology. These organizations strongly influence development and procurement of advanced technologies by the U.S. military. For example, we have collaborated with the U.S. Army Night Vision Labs, the world leader in night vision technology, to facilitate the development and adoption of our night vision technology.
      Become Leading Provider of Extreme Low Light Imaging Technology for the Military — We are actively marketing our extreme low light imaging technology to the military. Our extreme low-light sensor was selected in 2004 for use in digital head mounted system for the military of a NATO ally. We believe this system, which is scheduled to begin deployment in mid 2006, will be the first digital based military head mounted low light system to be deployed on a large scale. Our LIVAR technology has been incorporated into U.S. weapons development programs such as the Airborne Laser (“ABL”), the Cost Effective Targeting System (“CETS”), and the Long-Range Identification System (“LRID”) programs. Our objective is for our extreme low light sensors to become the standard for military head-mounted systems and for our LIVAR technology to become the standard for long-range target identification.

      Leverage Proprietary Sensor and Camera Technology to Address Emerging Commercial Markets — We are using our extreme low light imaging expertise to develop products for commercial markets. We believe the modular design of our NightVista platform, coupled with our use of CMOS chips in our configurable sensors, will help to decrease our development time and cost to enter the physical and life sciences markets.
      Lower Manufacturing Costs — The market for our cameras and sensors is price elastic, and low cost manufacturing will be critical to the rapid proliferation of our products. Our use of low-cost CMOS sensors and development of wafer level die manufacturing, as opposed to single die manufacturing, are elements of our strategy to reduce product cost. Additionally, we have developed proprietary ultra-high vacuum assembly equipment to automate the assembly of the photocathode and the imaging chip. In developing this system, we utilized our expertise in the design and manufacture of complex, high throughput production equipment. This system is designed to decrease unit costs by increasing throughput and improving process controls and yields.
      Build Relationships with Strategic Sales Partners to Accelerate Access to End Markets — We are focusing on the development and manufacture of extreme low light sensors and cameras. Our products are designed to be enabling technology for larger systems. As a result, we are developing relationships with leading systems manufacturers such as Boeing, Lockheed Martin Corporation and Northrop Grumman Corporation, in the military market, and distributors and value added resellers in commercial markets.

Our Imaging Products
      NightVista Cameras — The NightVista camera is an extreme low light CMOS-based day/night video camera for security applications that currently offers VGA resolution. Its camera body is small enough to fit into a two-inch cube, and its power consumption is less than 2 watts. As a result, the NightVista is well suited for portable battery-powered applications.
      LIVAR Camera and System Products — Our Laser Illuminated Viewing and Ranging, or LIVAR, target identification system consists of a near infrared extreme low light camera integrated with an eye-safe laser illuminator. LIVAR uses a laser to illuminate a target and a camera to capture the reflected light and display an image. Our LIVAR system is designed to identify targets initially detected by forward-looking infrared or radar technology. Depending on the application, LIVAR can be used to identify targets at distances of up to 20 kilometers. We do not expect significant revenues from deployment of LIVAR systems in 2005
      Our Imaging business generally invoices its research and development customers either as costs are incurred, or as program milestones are achieved, depending upon the particular contract terms. As a government contractor, we invoice customers using estimated annual rates approved by the Defense Contracts Audit Agency (“DCAA”). A majority of our contracts are Cost Plus Fixed Fee (“CPFF”) contracts. On any CPFF contract, 15% of the fee is withheld pending completion of the program and DCAA’s annual audit of our actual rates. The withheld portion of the fee is included in accounts receivable until paid.

Imaging Sales and Marketing
      Sales of our military products are made primarily through our direct sales force. We are subject to long sales cycles because many of our products, such as our LIVAR system, typically must be designed into our customers products, which are often complex state-of-the-art products. These development cycles are often multi-year and our sales are contingent on our customer successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product. Sales of these products are also often dependent on ongoing government funding of defense programs by the U.S. government and its allies.
      Sales of our commercial products, which have not been significant to date, will be made through a combination of system integrators, distributors and value added resellers and can also be subject to long sales cycles. We also plan to market some lower cost products, such as NightVista cameras, directly to end users.

Imaging Business Competition
      The principal competitive factors affecting our products include price, extreme low light sensitivity, signal to noise ratio, power consumption, resolution, size, integratability, reliability, reputation and customer support and service. We face substantial competition for our imaging products and many of our competitors have greater resources than we do.
      In the military market, ITT Industries and Northrop Grumman, who are large and well-established defense contractors, are the primary U.S. manufacturers of image intensifier tubes used in Generation-III night vision devices and their derivative products. Our extreme low light cameras are intended to displace Generation-III night vision based products, and we expect that ITT and Northrop Grumman will continue to enhance the performance of their products and aggressively promote their sales. Furthermore, CMC Electronics, DRS, FLIR Systems and Raytheon manufacture cooled infrared sensors and cameras which are presently used in long-range target identification systems, with which our LIVAR target identification sensors and cameras compete.
      In the physical and life sciences market, companies such as Andor, E2V, Hamamatsu and Roper Scientific offer competitive products. In the security market, competitive products to our NightVista camera based on electron multiplying CCDs and image intensifier tubes are offered by a number of companies. Electron multiplying CCDs manufactured by Texas Instruments and E2V also are used in cameras that compete with our low light level security products.
Manufacturing
      We manufacture our Equipment products at our facility in Santa Clara, California. Our equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of sputter sources, and system assembly, alignment and testing. We make extensive use of the local supplier infrastructure serving the semiconductor equipment business. We purchase vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry, and custom mechanical parts made by forging, machining and welding. We also have our own small fabrication center that supports our engineering departments and makes some of the machined parts used in our products.
      We manufacture our Imaging products at our facilities in Santa Clara, California and Fremont, California. Imaging business manufacturing includes production of advanced photocathodes and sensors, lasers, cameras and integrated camera systems. We make extensive use of advanced manufacturing techniques and equipment, and our operations include vacuum, electromechanical and optical system assembly. We make use of the supplier infrastructure serving the semiconductor, camera and optics manufacturing industries. In manufacturing our sensors, we purchase wafers, components, processing supplies and chemicals. In manufacturing our camera systems, we purchase printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers.
Intellectual Property
      We currently hold 29 patents issued in the United States and 44 patents issued in foreign countries, and have patent applications pending in the United States and foreign countries. Of the 29 U.S. patents, 15 relate to our Equipment business, and 14 relate to our Imaging business. Of the foreign patents, 16 relate to our Equipment business, and 28 relate to our Imaging business. In addition, we have the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, The Charles Stark Draper Laboratory and Alum Rock Technology. We hold substantial trade secrets in the imaging area related to photocathode fabrication and processing and to silicon chip packaging for vacuum compatibility and high electron sensitivity. We also have significant process integration intellectual property related to vacuum packaging of a photocathode and a silicon semiconductor chip.

Customer Concentration
      Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers. In 2004, Seagate and our Japanese equipment distributor, Matsubo, each accounted for more than 10% of our revenues, and in aggregate accounted for 73% of revenues. In 2003, Komag, Seagate, Lockheed Martin and Matsubo, each accounted for more than 10% of our revenues, and in aggregate accounted for 66% of revenues. In 2002, Seagate, Toppoly and the U.S. Army Communications-Electronics Command each accounted for more than 10% of our revenues, and in aggregate accounted for 74% of revenues. Our largest customers change from period to period, and it is expected that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.
      Foreign sales accounted for 68% of revenues in 2004, 64% of revenues in 2003 and 52% of revenues in 2002. The majority of our foreign sales are to companies in the Far East or to U.S. companies for use in Far East operations. We anticipate that sales to these international customers will continue to be a significant portion of our Equipment revenues.
Employees
      At December 31, 2004, we had 191 employees, including 17 contract employees. Of these 191 employees, 68 were in research and development, 85 in manufacturing, and 38 in administration, customer support and marketing. Of the 191 employees, 114 were in the Equipment business, 50 were in the Imaging business, and 27 were in corporate.
Compliance with Environmental Regulations
      We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocate the cost of these activities to all functions, except where the cost of those activities can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in Santa Clara, California and Fremont, California are rigorous and set a high standard of compliance. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in Santa Clara, California and Fremont, California.
Certain Factors Which May Affect Future Operating Results

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.
      Over the last 8 quarters, our revenues per quarter have fluctuated between $34.9 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 4% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	changes in the demand, due to seasonality and other factors, for the computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; and

•	announcements of new products, services or technological innovations by us or our competitors.
      Additionally, because our systems are priced in the millions of dollars and we sell a relatively small number of systems, our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders. For example, we do not currently anticipate resuming volume system deliveries in our equipment business until the second quarter of 2005 although we recognized significant revenue in the third quarter of 2004 as a result of customer acceptance of eight 200 Lean systems and the sale of one MDP-250 system. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.
      From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with overcapacity and were not investing in new disk sputtering equipment. By 2003, however, overcapacity had diminished, three of our customers announced plans for major capacity expansions, and we shipped our first next generation 200 Lean system. In 2004, one of those customers took delivery of ten new 200 Leans and another of those customers took delivery of a 200 Lean to evaluate its capabilities.
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
      Sales of our new 200 Lean disk sputtering systems are also dependent on obsolescence and replacement of the installed base of disk sputtering equipment. If technological advancements are developed that extend the useful life of the installed base of systems, then sales of our 200 Lean will be limited to the capacity expansion needs of our customers, which would have a material adverse effect on our operating results.

We have a recent history of significant losses and may not regain annual profitability. If we do not establish profitable operations in the future, then our share price is likely to decline.
      The majority of our revenues and gross profit have historically been derived from sales of disk sputtering equipment. Sales of our disk sputtering equipment were severely depressed from the middle of 1998 until mid-2003. Also, our Imaging business has yet to earn an annual profit. We have experienced an operating loss in each of the last five fiscal years. Our operating loss in 2004 was $5.2 million, and as of December 31, 2004, we had an accumulated deficit of $25.7 million. To regain and sustain profitability, we will need to increase gross margins and generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We cannot assure you that we will regain profitability in the near future, or at all, and if we do regain profitability we cannot assure you that we will be able to sustain profitability on a going-forward basis. If we fail to regain profitability within the time frame expected by securities analysts or investors, then the market price of our common stock will likely decline.

We are exposed to risks associated with a highly concentrated customer base.
      Historically, a significant portion of our revenue in any particular period has been attributable to sales of our magnetic media sputtering systems to a limited number of customers. In 2004, two of our customers, in the aggregate, accounted for 73% of our revenues. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2004 revenues ranged between $6.5 million in the first quarter and $34.9 million in the third quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

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
      Our future revenues depend significantly on the market acceptance of our 200 Lean disk sputtering system, which was first delivered in December 2003. Initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Although we believe our margins will improve in the future on our 200 Lean systems, the timing and amount of such improvements are difficult to predict. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, like the 200 Lean, than for mature systems, such as the MDP-250, and are designed to highlight problems encountered with early versions of the equipment. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.
      We are making a substantial investment to develop a new manufacturing system to address markets other than magnetic disk manufacturing. Failure to correctly assess the size of the new market, or to successfully develop a product to cost effectively address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits.
      Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our Imaging products is currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We cannot assure you that we will succeed in these activities or generate significant sales of these new products. Failure of any of these products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives, would have a material adverse effect on our business.

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

      The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These changes have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from the middle of 1998 until mid-2003. In addition, our disk manufacturing customers are generally more sensitive to the cyclical nature of the hard disk drive industry, because many of their customers have internal magnetic disk manufacturing operations and will cut back their purchases of disks from outside suppliers first in an industry downturn. If we fail to anticipate or respond quickly to the industry business cycle, it could have a material adverse effect on our business.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls.
      The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation. Therefore the report is especially difficult to prepare.
      We were not able to assert, in our management certifications filed with this Annual Report on Form 10-K, that our internal control over financial reporting is effective as of December 31, 2004, as our management identified three material weaknesses in our internal control over financial reporting. This or any future inability to assert that our internal controls over financial reporting are effective for any given reporting period (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls), could cause us to lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Recently enacted and proposed changes in securities laws and regulations will increase our costs.
      The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and/or compliance practices. As part of the Act’s requirements, the Securities and Exchange Commission has promulgated new rules on a variety of subjects, in addition to other rule proposals, and the NASDAQ Stock Market has enacted new corporate governance listing requirements. These developments have and will continue to increase our accounting and legal compliance costs, and could also expose us to additional liability.
      Costs of compliance were significantly larger in 2004 than originally anticipated, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results. In addition, we were unable to complete the efforts required in order to comply with Section 404 in a timely manner this year, which impacted our ability to make a timely filing of our Report on Form 10-K. There can be no guarantee that we will not face similar issues in future filings.
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
      Our Imaging business is also subject to long sales cycles because many of our products, such as our LIVAR system, often must be designed into our customers products, which are often complex state-of-the-art products. These development cycles are often multi-year and our sales are contingent on our customer successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product.
      As a result, we may not recognize revenue from our products for extended periods of time after we have completed development, and made initial shipments of, our products, during which time we may expend substantial funds and management time and effort with no assurance that a sale will result.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.
      In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of NEC Corporation and Unaxis Holdings, Ltd, each of which has sold substantial numbers of systems worldwide. Up to 1998, we also experienced competition from Ulvac Technologies, Inc. In the market for our Imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Accordingly, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

Our Imaging business depends heavily on government contracts, which are subject to immediate termination and are funded in increments. The termination of or failure to fund one or more of these contracts could have a negative impact on our operations.
      We sell many of our Imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which we or our customers operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors. The loss of one or more government contracts by us or our customers could have a material adverse effect on our operating results.
      Furthermore, the funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. The loss of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could increase our overall costs of doing business and have a material adverse effect on our operating results.
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

We may not be successful in maintaining and obtaining the necessary export licenses to conduct operations abroad, and the United States government may prevent proposed sales to foreign customers.
      Many of our Imaging products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Trading in Arms Regulations (“ITAR”). We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Export to countries which are not considered by the United States Government to be allies is also likely to be prohibited. This limits the potential market for our products. Failure to obtain, or delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

Our sales of disk sputtering systems are dependent on substantial capital investment by our customers, far in excess of the cost of our products.
      Our customers must make extremely large capital expenditures in order to purchase our systems and other related equipment and facilities. These costs are far in excess of the cost of our systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they be willing to invest that capital over long periods of time to be able to purchase our equipment. The magnetic disk manufacturing industry has not made significant additions to its production capacity until recently. Some of our potential customers may not be willing or able to make the magnitude of capital investment required, especially during a downturn in either the overall economy or the hard disk drive industry.

Our stock price is volatile.
      The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. During 2004, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $3.92 to a high of $17.92 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.
      Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, Financial Accounting Standards Board (FASB) 123R, “Stock-Based Payments” will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the third quarter of 2005. Such charges will negatively impact our earnings.

Our future success depends on international sales and the management of global operations
      International sales accounted for 68% of total revenues in 2004. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to regional economic and political conditions, challenges in staffing and managing foreign operations, changes in currency controls, potentially adverse tax consequences, difference in enforcement of intellectual property rights and fluctuation in interest and currency exchange rates. Any of these factors could have a material adverse effect on our business and operating results.

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
      Our U.S. operations are located in Santa Clara, California and Fremont, California, where the cost of doing business and recruiting employees is high. Failure to manage these costs well could have a material adverse effect on our operating results. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with similar industries, such as the semiconductor industry, for the same pool of skilled employees. Failure to attract and retain qualified personnel could have a material adverse effect on our business.

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
      Substantially all of our common stock may be sold without restriction in the public markets. Shares held by our directors, executive officers and affiliates are subject to volume and manner of sale restrictions, and as otherwise described in the following sentence. We have an agreement with Foster City LLC and Redemco LLC that gives Foster City and Redemco the right to require us to file a registration statement on Form S-3, registering the resale of all shares of our common stock held by Foster City and Redemco. Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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
      We lease a 119,583 square foot facility in Santa Clara, California. The two-story facility includes offices, manufacturing, engineering labs and clean rooms. All of our operations, with the exception of our Singapore customer support office and a sensor fabrication facility, are housed at the Santa Clara facility. In February 2004, we executed an amendment to the lease for the Santa Clara facility which extended the lease for five years. The lease for the Santa Clara facility now expires in March 2012. We also lease a facility of approximately 3,600 square feet in Singapore to house the Singapore customer support organization. This lease expires in March 2006. In January 2004, we entered into a lease for a sensor fabrication facility. This 9,505 square foot facility is located in Fremont, California. The lease for the Fremont facility expires in February 2013. We operate with two full manufacturing shifts. We believe that we have sufficient productive capacity to meet our current needs.

Item 3.	Legal Proceedings
      From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. We are not presently party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4.	Submission of Matters to a Vote of Security-Holders
      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.
EXECUTIVE OFFICERS AND DIRECTORS
      Certain information about Intevac’s directors and executive officers as of March 22, 2005 is listed below:

Name	Age	Position

Executive Officers and Directors:
Norman H. Pond	66	Chairman of the Board
Kevin Fairbairn	51	President, Chief Executive Officer and Director
Verle Aebi	50	President of Photonics Technology Division
Charles B. Eddy III	54	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Luke Marusiak	42	Chief Operating Officer
David Dury(1)(3)	56	Director
Stanley J. Hill(3)	63	Director
David N. Lambeth(2)	57	Director
Robert Lemos(1)(2)	64	Director
Arthur L. Money(1)	65	Director
Other Key Officers:
Kimberly Burk	39	Director, Human Resources
Stephen Gustafson	33	Director, Imaging Operations
Ralph Kerns	58	Vice President, Business Development, Equipment Products
Christopher Lane	38	Vice President and General Manager, Commercial Imaging Division

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Governance Committee
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
      Mr. Marusiak joined Intevac as Chief Operating Officer in April 2004. Before joining Intevac, Mr. Marusiak was employed by Applied Materials from July 1991 to April 2004, most recently as Senior Director of North American Operations. Previously, Mr. Marusiak managed Applied Materials’ Field Operations in North America. Mr. Marusiak holds a Bachelor’s in electrical engineering from Gannon University and an MS in Teleprocessing Science from the University of Southern Mississippi.
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
      Mr. Money has served as a director of Intevac since October 2003. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense (C3I) from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition. Prior to his government service, Mr. Money was President of ESL Inc., a subsidiary of TRW, from 1990 to 1995, and prior to 1990 he held senior management positions with ESL Inc. and the TRW Avionics and Surveillance Group. He is also a director of CACI International, Essex Corporation, Intelli-Check, SafeNet, Inc., Silicon Graphics, Inc. and

Terremark Worldwide, Inc. Mr. Money holds an MS in Mechanical Engineering from the University of Santa Clara and a BS in Mechanical Engineering from San Jose State University.
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
      Mr. Kerns joined Intevac as Vice President, Business Development of the Equipment Products Division in August 2003. Before joining Intevac, Mr. Kerns was employed by Applied Materials from April 1997 to November 2002, most recently as Managing Director for Business Development for the Process Modules Group. Previously, Mr. Kerns was General Manager of Applied Materials’ Metal Etch Division from 2000 to 2002. From 1998 to 2000, Mr. Kerns was Senior Director for North America Multinational Accounts and from 1997 to 1998, he was General Manager of Applied Materials’ Dielectric Etch Division. Mr. Kerns holds a BS in Chemistry from the University of Idaho and a PhD in Theoretical Chemistry from Princeton University.
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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is listed on The Nasdaq National Market under the symbol “IVAC.” As of December 31, 2004, there were approximately 132 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
      The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2003:
First Quarter	$5.07	$3.52
Second Quarter	6.87	3.75
Third Quarter	9.95	6.72
Fourth Quarter	17.35	9.70
Fiscal 2004:
First Quarter	$17.92	$9.86
Second Quarter	11.39	8.47
Third Quarter	9.46	3.92
Fourth Quarter	7.95	5.01

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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Systems and components	$61,326	$27,738	$27,625	$43,599	$30,074
Technology development	8,289	8,556	6,159	7,885	5,975

Total net revenues	69,615	36,294	33,784	51,484	36,049
Cost of net revenues:
Systems and components	45,528	19,689	20,009	30,025	20,658
Technology development	6,856	6,032	5,150	7,988	6,022
Goodwill write-off	—	—	—	—	1,056
Inventory provisions	1,375	743	1,316	3,716	6,323

Total cost of net revenues	53,759	26,464	26,475	41,729	34,059
Gross profit	15,856	9,830	7,309	9,755	1,990
Operating expenses:
Research and development	11,580	12,037	10,846	14,478	10,576
Selling, general and administrative	9,525	8,448	7,752	6,745	4,415
Restructuring and other	—	—	—	—	(638)

Total operating expenses	21,105	20,485	18,598	21,223	14,353

Operating loss	(5,249)	(10,655)	(11,289)	(11,468)	(12,363)
Interest expense	(55)	(1,787)	(2,981)	(2,912)	(3,033)
Interest income and other income, net	1,070	177	16,452	2,473	3,072

Income (loss) before income taxes	(4,234)	(12,265)	2,182	(11,907)	(12,324)
Provision for (benefit from) income taxes	110	38	(6,592)	5,029	—

Net income (loss)	$(4,344)	$(12,303)	$8,774	$(16,936)	$(12,324)

Basic earnings per share:
Net income (loss)	$(0.22)	$(0.95)	$0.73	$(1.42)	$(1.04)
Shares used in per share calculations	19,749	12,948	12,077	11,955	11,803
Diluted earnings per share:
Net income (loss)	$(0.22)	$(0.95)	$0.66	$(1.42)	$(1.04)
Shares used in per share calculations	19,749	12,948	15,262	11,955	11,803
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$42,034	$19,507	$28,457	$18,157	$38,403
Working capital	53,100	22,638	31,309	27,160	41,093
Total assets	79,622	55,975	60,298	60,165	83,936
Long-term debt	—	—	30,568	37,545	41,245
Total shareholders’ equity	69,375	30,869	10,545	1,408	17,804

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected revenue, gross margin, operating expense, profitability, income tax expense, effective tax rate, capital spending and cash balances; the adequacy of our cash balances to fund our operations; projected volatility in our financial results; projected customer requirements for new capacity and technology upgrades for our installed base of magnetic disk manufacturing equipment and when, and if, our customers will place orders for these products; projected change from period to period in the customers, and location of customers, that constitute the majority of our revenues; the length of development, marketing and deployment cycles for military customers; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial products; and the timing of delivery and/or acceptance of our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.
Overview
      Our operations include two businesses, an Equipment business and an Imaging business. The Equipment business designs, manufactures, markets and services complex capital equipment that deposits highly engineered thin films of material onto disks used in hard disk drives. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.
Equipment Business
      In the early 1990s we developed a system, the MDP-250, to deposit magnetic films and protective overcoats onto magnetic disks used in hard disk drives. This system gained wide acceptance and by the late 1990s was being used to manufacture approximately half of the disks used in hard disk drives worldwide. In late 2003, we introduced a new system, the 200 Lean. As of December 2004 we had delivered twelve 200 Lean systems. We believe that there are a total of approximately 117 MDP-250 and 200 Lean systems currently in use in production and research and development applications. The hard disk drive industry has gone through significant consolidation, and there are now only seven significant manufacturers of magnetic disks, some of whom also manufacture hard disk drives. As a result of an increasingly smaller number of customers and the high average selling price of our products, our equipment revenues tend to be volatile from quarter to quarter. In addition, our Equipment business has historically been subject to capital spending cycles. For example, in the period from 1995 through the middle of 1998, we sold $300 million of disk manufacturing equipment. In the period from the middle of 1998 thru 2003 our disk equipment revenues averaged approximately $20 million per year and consisted of the sale of a limited number of systems, technology upgrades, parts and service for the installed base of our systems. In 2004 our sales of disk manufacturing equipment grew to approximately $60 million as a result of sales of our new 200 Lean system.
      We believe the majority of magnetic disk manufacturers are now utilizing most of their capacity. We believe that the expected introduction in 2005 of high density disks based on perpendicular recording techniques will also require disk manufacturers to significantly upgrade the technical capability of their installed base of manufacturing equipment to accommodate the additional number of process steps predicted to be required by perpendicular recording technology roadmaps.
      We also have historically manufactured both deposition and rapid thermal processing equipment used in the manufacture of flat panel displays. Since 2000, cumulative revenues from sales of flat panel display manufacturing systems totaled $36.5 million. In late 2002 we sold our rapid thermal processing product line to Photon Dynamics of San Jose, California. Since then, we have focused our sputtering equipment efforts on disk manufacturing and have not taken orders for any new flat panel display manufacturing systems.

Imaging Business
      Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low light situations. Our military products include extreme low light sensors and cameras for use in short-to medium-range military applications and LIVAR cameras and systems for positive target identification at long range. The majority of the funding for our Photonics Technology Division’s activities has historically come from research and development contracts with the United States Government and its contractors, with the balance being funded internally. In 2004, we began working with a foreign customer on the development of a low light camera for use in that customer’s military head mounted system, which our customer is under contract to deliver to the armed forces of a NATO country. In 2004, we began delivering two standard products, NightVista low light cameras and Model 400 LIVAR cameras.
      Developing advanced products for the military involves long development cycles, as products move through successive multi-year stages of technology demonstration, engineering and manufacturing product development, prototype production and then product deployment. Each stage in this process requires ongoing government funding. To date, substantially all of our Imaging business revenues has been derived from contract research and development, rather than product sales. In July 2002, in order to shorten the time to market and to increase the number of markets for our imaging products, we began to fund development of imaging products for commercial markets. Revenues from these activities have not yet been significant.
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
      Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in the prior section entitled “Certain Factors Which May Affect Future Operating Results.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.
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

Revenue Recognition
      Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, we expect that 200 Leans will be generally be recognized for revenue upon shipment during 2005.
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

Warranty
      We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and is typically 12 months from customer acceptance. We also sell extended warranties beyond 12 months to some customers. We use estimated repair or replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.
Results of Operations
      Net revenues. Net revenues consist primarily of sales of equipment used to manufacture magnetic disks, equipment used to manufacture flat panel displays, related equipment and system components, and contract research and development related to the development of electro-optical devices and systems. Net revenues totaled $69.6 million, $36.3 million and $33.8 million in 2004, 2003 and 2002, respectively.

      Equipment revenues totaled $60.5 million, $26.7 million and $27.1 million in 2004, 2003 and 2002, respectively. The increase in Equipment revenues was the result of the sale of eleven 200 Lean systems and two MDP-250 systems and an increase in revenue from disk equipment technology upgrades and spare parts. During 2003, we sold two disk sputtering systems and recognized revenue on upgrades to five D-STAR® systems that were originally delivered in 2001. Equipment revenues declined slightly between 2003 and 2002 as a result of the closure of the fabrication center in 2002. Net revenues for 2002 include $7.1 million of sales of rapid thermal processing equipment, a product line we sold in November 2002. Our fabrication center, which manufactured machined parts, contributed sales to outside customers of $604,000 in 2002. The fabrication center was closed in September 2002. We replaced the fabrication center with a smaller model shop during 2003. The model shop manufactures engineering prototypes and parts for use in our products.
      The magnetic disk manufacturing industry has now consolidated into a small number of large manufacturers. We believe that the majority of our active customers now utilize most of their capacity and that there is significant potential for these customers to both resume adding capacity and to upgrade the technical capability of their installed base to permit production of high density disks for perpendicular recording rather than the current longitudinal technology. In the past few months we have responded to requests for quotes from five customers related to delivery of the 200 Lean system. While there is no guarantee that these customers will actually place orders for new disk sputtering systems, our outlook for the Equipment business in 2005 is positive and we expect our revenues will grow relative to 2004.
      Imaging revenues totaled $9.1 million, $9.5 million and $6.7 million in 2004, 2003 and 2002, respectively. The decrease in Imaging revenues was primarily the result of an increase in cost-shared development programs, especially our military head mounted display development activities. This reduced the revenue we could generate per employee in Imaging. Commercial sales of Imaging products increased in the fourth quarter, with NightVista and LIVAR cameras delivered to a total of 14 customers. In 2003, Imaging revenues increased due primarily to an increase in revenues from contract research and development and, to a lesser extent, increased revenue from the sale of prototype products. In 2005, we expect the Imaging business revenue to grow, with increases in both contract research and development revenue and product revenue, although we don’t anticipate our Imaging business will be profitable in 2005. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs and the successful launch of our commercial products.
      Our backlog of orders at December 31, 2004 was $10.5 million, as compared to a December 31, 2003 backlog of $43.3 million, and does not include orders for new systems that we announced early in 2005. As of March 21, 2005, we have announced new orders for nine 200 Lean systems and four MDP-250B systems. The $10.5 million of backlog at December 31, 2004 consisted of $5.6 million of Equipment backlog and $4.9 million of Imaging backlog. The $43.3 million of backlog at December 31, 2003 consisted of $40.5 million of Equipment backlog and $2.8 million of Imaging backlog. The decrease in Equipment backlog was primarily the result of the recognition for revenue of eleven Intevac 200 Lean disk sputtering systems that were in backlog at December 31, 2003. Most of our backlog at December 31, 2004 is scheduled for either customer acceptance or delivery during 2005.
      Significant portions of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2004, Seagate and equipment sales through Matsubo, our Japanese distributor, each accounted for more than 10% of our revenues, and in aggregate accounted for 73% of revenues. In 2003, Komag, Seagate, Lockheed Martin and equipment sales through Matsubo, each accounted for more than 10% of our revenues, and in aggregate accounted for 66% of revenues. In 2002, Seagate, Toppoly and the U.S. Army Communications-Electronics Command each accounted for more than 10% of our consolidated net revenues and in aggregate accounted for 74% of consolidated net revenues. Our largest customers tend to change from period to period.
      International sales totaled $47.1 million, $23.2 million and $17.5 million in 2004, 2003 and 2002, respectively, accounting for 68%, 64% and 52% of net revenues. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales in 2004 over 2003 was primarily due to an increase in net revenues from disk sputtering systems. The increase in international sales in 2003 over 2002 was primarily due to an increase in net revenues from disk system upgrades and components. Substantially all of our international sales are to customers in the Far East. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customers in each period.
      Gross margin. Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Gross margin was 23%, 27% and 22% in 2004, 2003 and 2002, respectively.
      Gross margin in Equipment was 25%, 27% and 24% in 2004, 2003 and 2002, respectively. 2004 Equipment gross margin was adversely impacted by costs incurred during the rapid production, installation and start-up of the initial production run of 200 Lean systems, and by costs for scrap and rework and actual and expected obsolescence, related primarily to design changes on our 200 Lean system. This was partially offset by higher margins on revenue from disk equipment technology upgrades and spare parts. Equipment gross margin in 2003 improved over 2002 due primarily to a reduction in inventory provisions and improved absorption of manufacturing overhead due to an increase in manufacturing volume late in the year. 2003 gross margin was negatively impacted by poor margins achieved on the five D-STAR deposition system upgrades and the sale of a used disk sputtering system at a reduced price. Equipment gross margin in 2002 was favorably impacted by lower production costs and by a reduction in inventory provisions, partially offset by the under-absorption of manufacturing overhead due to low manufacturing volume. We expect the gross margin for the Equipment business to improve in 2005, primarily as a result of cost reduction efforts undertaken on the 200 Lean system. However, we had two high cost 200 lean systems in inventory at year-end that were built during 2004 and are not expected to achieve margins as high as the margins expected on systems produced in 2005. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
      Gross margin in Imaging was 9%, 26% and 11% in 2004, 2003 and 2002, respectively. 2004 Imaging gross margin was impacted by our military head mounted display development program. The initial phase of this program was partially funded by the US Government and our NATO customer. The portion of this cost-shared program being funded by Intevac is reported in cost of sales, and as a result, this program made a negative contribution to gross profit in 2004. Imaging gross margin improved in 2003 over 2002 due to most of the revenue being derived from fully funded, rather than cost-shared, research and development contracts and from the sale of prototype products. We expect Imaging gross margin to improve in 2005, relative to 2004, as the cost-sharing portion of the military head mounted display development program was largely completed at the end of 2004, and revenue in 2005 will be derived primarily from fully funded research and development contracts and to a lesser extent, from the sale of products.
      Research and development. Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and Imaging products. Research and development expense totaled $11.6 million, $12.0 million and $10.8 million in 2004, 2003 and 2002, respectively, representing 17%, 33% and 32% of net revenue.
      Research and development expenses declined in 2004 due to a reduction in spending for Imaging products and flat panel manufacturing equipment, partially offset by increased spending for the development of disk manufacturing equipment and the initiation of a project to develop a new Equipment product line. The increase in research and development expense in 2003 was primarily the result of higher spending for the 200 Lean disk sputtering system and for commercial imaging products, partially offset by decreased spending for flat panel products. We expect that research and development spending in 2005 will increase over 2004 as a result of two projects. In Equipment we are constructing the first engineering prototype for our new product line and the cost of this prototype will be charged to research and development expense. In Imaging, we have commissioned the design of a proprietary CMOS sensor for use in our military low light level cameras.

      Research and development expenses do not include costs of $6.9 million, $6.0 million and $5.2 million in 2004, 2003 and 2002, respectively, related to contract research and development, which are included in cost of net revenues. Research and development expenses also do not include costs of $248,000 and $309,000 incurred by us in 2003 and 2002, respectively, and reimbursed under the terms of research and development cost sharing agreements related to development of disk manufacturing equipment.
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
      Selling, general and administrative expense totaled $9.5 million, $8.4 million and $7.8 million in 2004, 2003 and 2002, respectively, representing 14%, 23% and 23% of net revenue. The increase in 2004 was primarily the result of increases in marketing and business development headcount and Sarbanes-Oxley compliance activities, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense. The increase in 2003 over 2002 was primarily the result of $1.1 million of surplus facility costs being recorded in selling, general and administrative expense, partially offset by a reduction in representative commissions paid. We expect that selling, general and administrative expenses will increase in 2005 over the amount spent in 2004 due primarily to a projected increase in field offices, headcount, travel, Sarbanes-Oxley compliance activities and employee benefit costs.
      Interest expense. Interest expense consists primarily of interest on our convertible notes and amortization of debt issuance costs. Interest expense totaled $55,000, $1.8 million and $3.0 million in 2004, 2003 and 2002, respectively. The decrease in interest expense in 2004 was due to the elimination of our convertible notes outstanding as a result of the automatic conversion of our convertible notes due 2009 notes in the fourth quarter of 2003 and the repayment of the remaining $1.0 million of our convertible notes due 2004 in March 2004. The decrease in interest expense in 2003 was due to a reduction in the convertible notes outstanding, as a result of both the exchange offer completed in 2002 and the conversion of our 2009 notes. We expect our interest expense to be insignificant in 2005.
      Interest income and other, net. Interest income and other, net totaled $1.1 million, $177,000 and $16.5 million in 2004, 2003 and 2002, respectively. Interest income and other, net in 2004 consisted of $390,000 of dividends from 601 California Avenue LLC, $634,000 of interest income on investments and $46,000 of early payment discounts and other income. Interest income and other, net in 2003 consisted of $390,000 of dividends from 601 California Avenue LLC, a $287,000 gain on the sale of the rapid thermal processing product line, $269,000 of interest income on investments and $72,000 of early payment discounts and other income, partially offset by $841,000 of expense related to the disposition of fixed assets. Interest income and other, net in 2002 consisted of $284,000 of interest income on investments, a $15.4 million gain on the sale of the rapid thermal processing product line, a $324,000 gain on the sale of fixed assets, $390,000 of dividends from 601 California Avenue LLC and $26,000 of early payment discounts and other income. We expect interest income and other, net to increase in 2005 due primarily to higher interest rates realized on our investments.
      Provision for (benefit from) income taxes. In 2004, we recorded income tax expense of $110,000, due primarily to the recording of $115,000 of expense as a result of a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years, partially offset by a net credit for taxes owed by our Singapore subsidiary. Our net deferred tax asset totaled zero at December 31, 2004, net of a $19.9 million valuation allowance. We have substantial net operating loss carry-forwards which can be used to limit the taxes paid in the future and to reduce our effective tax rate to less than the statutory income tax rates in effect.

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
Liquidity and Capital Resources
      Our operating activities in 2004 used cash of $9.4 million. The cash used was primarily the result of the net loss incurred, an increase in inventory and a decrease in customer advances, partially offset by a decrease in accounts receivable and by depreciation. Operating activities used cash of $10.3 million in 2003. The cash used was primarily the result of the net loss incurred and an increase in accounts receivable, partially offset by an increase in customer advances, a decrease in inventory and by depreciation. Operating activities provided cash of $820,000 in 2002. The cash provided was primarily a result of the refund of federal income taxes paid in prior years, decreases in accounts receivable and inventory, depreciation and amortization, partially offset by the operating loss.
      Our investing activities in 2004 used cash of $34.5 million as the result of the purchase of investments and fixed assets. Investing activities in 2003 used cash of $1.9 million as the result of the purchase of fixed assets, which was partially offset by additional proceeds from the sale of the rapid thermal processing product line. Investing activities in 2002 provided cash of $16.8 million as a result of the sale of the rapid thermal processing product line and the sale of equipment, which was partially offset by the purchase of fixed assets.
      Our financing activities provided cash of $41.8 million in 2004 due to a public offering of our common stock and the sale of our common stock through our employee benefit plans, partially offset by the repayment of the remaining $1.0 million of our convertible notes due 2004. Financing activities provided cash of $3.2 million in 2003 due primarily to the sale of Intevac common stock to our employees through our employee benefit plans. Financing activities used cash of $7.4 million in 2002, primarily as a result of the exchange of most of our convertible notes due 2004 for new convertible notes due 2009 and cash. On July 12, 2002 we completed the exchange of $36.3 million in aggregate principal amount of our convertible notes due 2004 for $29.5 million of our new 6 1/2% Convertible Subordinated Notes due 2009 and $7.6 million in cash, including $0.9 million for accrued interest. Sales of Intevac common stock to our employees through our employee benefit plans provided cash of $0.3 million in 2002.
      At December 31, 2004, we had $17.5 million of cash and cash equivalents and $24.6 million of short-term investments. We intend to undertake approximately $5.0 million in capital expenditures during the next 12 months, and we believe our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements for the next twelve months.
      We have incurred operating losses each year since 1998 and cannot predict with certainty when we will return to operating profitability. We believe an upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we expect our Equipment business to be profitable in 2005. We also expect to continue to be in the investment mode in Imaging during 2005, but with lower losses than in 2004.

Contractual Obligations
      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of December 31, 2004 are shown in the table below. More information on the operating lease obligations is available in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(In thousands)
Operating lease obligations	$16,459	$3,387	$5,527	$3,288	$4,257
Purchase obligations	2,143	2,143	—	—	—

Total	$18,602	$5,530	$5,527	$3,288	$4,257

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in AAA rated commercial paper and debt instruments issued by the US government and its agencies.
      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at December 31, 2004.

	2005	2006	2007	Beyond	Total	Fair Value

Cash equivalents
Fixed rate amounts	$9,980	—	—	—	$9,980	$9,976
Weighted-average rate	2.16%
Variable rate amounts	$5,941				$5,941	$5,941
Weighted-average rate	1.96%	—	—	—
Short-term investments
Fixed rate amounts	$24,579	—	—	—	$24,579	$24,492
Weighted-average rate	1.87%	—	—	—
Long-term investments
Fixed rate amounts	—	$8,052	—	—	$8,052	$7,959
Weighted average rate	—	2.13%	—	—
Total investment portfolio	$40,500	$8,052	—	—	$48,552	$48,368
      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At December 31, 2004, we had no foreign currency forward exchange contracts.

Item 8.	Financial Statements and Supplementary Data
INTEVAC, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Intevac, Inc.
      We have audited the consolidated balance sheets of Intevac, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intevac, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2005 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

/s/ Grant Thornton LLP
San Jose, California
March 22, 2005

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,455	$19,507
Short-term investments	24,579	—
Trade and other accounts receivable, net of allowances of $217 and $22 at December 31, 2004 and 2003	4,775	14,016
Inventories, including $6,255 and $5,431 held at customer locations at December 31, 2004 and 2003	15,375	13,108
Prepaid expenses and other current assets	956	1,113

Total current assets	63,140	47,744
Property, plant and equipment, at cost:
Leasehold improvements	6,654	6,225
Machinery and equipment	18,216	16,529

	24,870	22,754
Less accumulated depreciation and amortization	18,874	16,958

	5,996	5,796
Long-term investments	8,052	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	4

Total assets	$79,622	$55,975

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	1,647	3,396
Accrued payroll and related liabilities	1,617	1,610
Other accrued liabilities	2,943	2,643
Customer advances	3,833	16,432

Total current liabilities	10,040	25,106
Other long-term liabilities	207	—
Commitments	—	—
Shareholders’ equity:
Undesignated preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares — 20,182 and 16,953 at December 31, 2004 and 2003, respectively	94,802	51,982
Accumulated other comprehensive income	253	223
Accumulated deficit	(25,680)	(21,336)

Total shareholders’ equity	69,375	30,869

Total liabilities and shareholders’ equity	$79,622	$55,975

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net revenues:
Systems and components	$61,326	$27,738	$27,625
Technology development	8,289	8,556	6,159

Total net revenues	69,615	36,294	33,784
Cost of net revenues:
Systems and components	45,528	19,689	20,009
Technology development	6,856	6,032	5,150
Inventory provisions	1,375	743	1,316

Total cost of net revenues	53,759	26,464	26,475
Gross profit	15,856	9,830	7,309
Operating expenses:
Research and development	11,580	12,037	10,846
Selling, general and administrative	9,525	8,448	7,752

Total operating expenses	21,105	20,485	18,598

Operating loss	(5,249)	(10,655)	(11,289)
Interest expense	(55)	(1,787)	(2,981)
Interest income	634	269	284
Other income and expense, net	436	(92)	16,168

Income (loss) before income taxes	(4,234)	(12,265)	2,182
Provision for (benefit from) income taxes	110	38	(6,592)

Net income (loss)	$(4,344)	$(12,303)	$8,774

Other comprehensive income:
Foreign currency translation adjustments	30	34	67

Total adjustments	30	34	67

Total comprehensive income (loss)	$(4,314)	$(12,269)	$8,841

Basic income (loss) per share:
Net income (loss)	$(0.22)	$(0.95)	$0.73
Shares used in per share amounts	19,749	12,948	12,077
Diluted income (loss) per share:
Net income (loss)	$(0.22)	$(0.95)	$0.66
Shares used in per share amounts	19,749	12,948	15,262
See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Accumulated	Retained
	Common Stock		Other	Earnings	Total
			Comprehensive	(Accum.	Shareholders’
	Shares	Amount	Income	Deficit)	Equity

	(In thousands)
Balance at December 31, 2001	12,004	$19,093	$122	$(17,807)	$1,408
Shares issued in connection with:
Exercise of stock options	13	19	—	—	19
Employee stock purchase plan	108	273	—	—	273
Compensation expense in the form of stock options	—	4	—	—	4
Foreign currency translation adjustment	—	—	67	—	67
Net income	—	—	—	8,774	8,774

Balance at December 31, 2002	12,125	$19,389	$189	$(9,033)	$10,545
Shares issued in connection with:
Exercise of stock options	530	2,988	—	—	2,988
Employee stock purchase plan	78	200	—	—	200
Conversion of convertible notes due 2009	4,220	29,375	—	—	29,375
Compensation expense in the form of stock options	—	30	—	—	30
Foreign currency translation adjustment	—	—	34	—	34
Net loss	—	—	—	(12,303)	(12,303)

Balance at December 31, 2003	16,953	$51,982	$223	$(21,336)	$30,869
Shares issued in connection with:
Exercise of stock options	178	856	—	—	856
Employee stock purchase plan	82	403	—	—	403
Secondary public offering	2,969	41,561	—	—	41,561
Foreign currency translation adjustment	—	—	30	—	30
Net loss	—	—	—	(4,344)	(4,344)

Balance at December 31, 2004	20,182	$94,802	$253	$(25,680)	$69,375

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income (loss)	$(4,344)	$(12,303)	$8,774
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	2,031	1,963	2,577
Amortization of debt offering costs	1	87	672
Net amortization (accretion) of investment premiums and discounts	233	—	—
Inventory provisions	1,375	743	1,316
Gain on sale of Rapid Thermal Processing product line	—	(287)	(15,428)
Gain on sale of equipment	—	—	(324)
Gain on purchase of convertible notes	—	—	(23)
Compensation expense in the form of common stock	—	30	4
Loss on disposal of equipment	86	841	13
Changes in assets and liabilities:
Accounts receivable	9,261	(8,804)	2,264
Inventory	(4,309)	2,028	3,359
Prepaid expenses and other assets	161	(152)	(492)
Accounts payable	(1,749)	1,657	(890)
Accrued payroll and other accrued liabilities	449	(526)	118
Customer advances	(12,599)	4,473	(1,120)

Total adjustments	(5,060)	2,053	(7,954)

Net cash and cash equivalents provided by (used in) operating activities	(9,404)	(10,250)	820
Investing activities
Purchase of investments	(45,864)	—	—
Proceeds from sales and maturities of investments	13,000	—	—
Net proceeds from sale of Rapid Thermal Processing product line	—	287	17,780
Proceeds from sale of equipment	10	7	535
Purchase of equipment	(1,620)	(2,199)	(1,480)

Net cash and cash equivalents provided by (used in) investing activities	(34,474)	(1,905)	16,835
Financing activities
Proceeds from issuance of common stock	42,820	3,188	292
Payoff of convertible notes due 2004	(1,025)	—	—
Repurchase of Intevac convertible notes	—	—	(225)
Exchange of Intevac convertible notes due 2004	—	—	(7,483)

Net cash and cash equivalents provided by (used in) financing activities	41,795	3,188	(7,416)
Effect of exchange rate changes on cash	31	17	61

Net increase (decrease) in cash and cash equivalents	(2,052)	(8,950)	10,300
Cash and cash equivalents at beginning of period	19,507	28,457	18,157

Cash and cash equivalents at end of period	$17,455	$19,507	$28,457

Cash paid (received) for:
Interest	$33	$1,987	$2,456
Income taxes	2	2	2
Income tax refund	—	(214)	(6,369)
Other non-cash changes:
Inventories transferred to (from) property, plant and equipment	$706	$—	$(514)
Exchange of $36.3M of convertible notes due 2004 for $29.5M of convertible notes 2009 (exchange completed July 2002)	—	—	—
Conversion of convertible notes due 2009 into common stock	—	29,375	—
See accompanying notes.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Nature of Operations
      We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives and a developer and provider of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.
      Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These disks are created in a sophisticated manufacturing process involving a variety of many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.
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
      The revenue recognition policy outlined above and implemented for system orders received after December 31, 2002 was adopted to better conform our revenue recognition policies to industry accounting practice for companies selling similar equipment. The effect of adopting this policy in years prior to 2003 would have been no change in 2002 revenues. The effect on net income (loss) of adopting this policy in years prior to 2003 would have been no effect on 2002 net income. The adoption of this policy had no effect on revenues or net loss in 2003.
      System Revenue Recognition for Orders Received Before December 31, 2002. Revenues for systems that were ordered prior to December 31, 2002 are recognized upon customer acceptance. For memory and flat panel systems shipped through a distributor, revenue is typically recognized after the distributor has accepted the system at our factory and the system has been shipped. For memory and flat panel systems sold directly to end customers, revenue is recognized after installation and acceptance of the system at the customer site.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Occasionally, we are asked by our customers to delay delivery of products that they have accepted, and to temporarily hold the product at our facility. To determine revenue recognition when the product is not immediately shipped to the customer, we apply the criteria outlined in the SEC Enforcement Release No. 108, which is consistent with APB Statement 4, paragraph 150. All of the criteria must be met in order for revenue to be recognized.
      Other Systems and Non-System Revenue Recognition. Revenues for systems without installation and acceptance provisions, as well as revenues from technology upgrades, spare parts, consumables and prototype products built by the Imaging business are recognized when title passes to our customer. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.
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
      Technology Development Revenue Recognition. We perform research and development work under various government-sponsored research contracts. Generally these contracts are best efforts cost-plus-fixed-fee (“CPFF”) contracts or firm fixed-price (“FFP”) contracts. On best efforts CPFF contracts we typically commit to perform certain research and development efforts up to an agreed upon amount. In connection with these contracts, we receive funding on an incremental basis up to a ceiling. On FFP contracts we typically commit to perform certain development and production efforts for a fixed price.
      Our CPFF contracts are accounted for under ARB No. 43, Chapter 11, Section A, which addresses Cost-Plus-Fixed-Fee Contracts. The contracts are all cost-type, with financial terms that are a mixture of fixed fee, no fee and cost sharing. Revenue on these contracts is recognized in accordance with contract terms, typically as costs are incurred. In the event that total cost incurred under a particular contract over-runs its agreed upon amount, we may be liable for the additional costs.
      Our FFP contracts are accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on FFP contracts is generally recognized on the percentage-of-completion method based on costs incurred in relation to the total estimated costs. Provisions for estimated losses on FFP research contracts are recorded in the period in which such losses are determined.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deliverables under each CPFF or FFP contract range from providing reports to providing hardware. In the majority of the contracts there is no obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The U.S. Government has a paid-up license to use any invention/intellectual property developed under government funded contracts for government purposes only. In addition, we have, from time to time, negotiated with third parties to fund a portion of our costs in return for granting them a joint interest in the technology rights developed pursuant to the contract.

Trade Receivables and Doubtful Accounts
      We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer credit worthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible.
      Included in trade receivables are unbilled receivables related to government contracts of $975,000 and $1,065,000 at December 31, 2004 and December 31, 2003, respectively.

Warranty
      Our typical warranty is 12 months from customer acceptance. We also sell extended warranties beyond 12 months to some customers. The warranty period on used systems is generally shorter than 12 months. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable life. A provision for the estimated warranty cost is recorded at the time revenue is recognized.
      On the consolidated balance sheet, the short-term portion of the of the warranty provision is included in Other Accrued Liabilities, while the long-term portion is included in Other Long-Term Liabilities.
      The following table displays the activity in the warranty provision account for 2004 and 2003:

	2004	2003

	(In thousands)
Beginning balance	$534	$845
Expenditures incurred under warranties	(1,024)	(909)
Accruals for product warranties issued during the reporting period	1,994	474
Adjustments to previously existing warranty accruals	(388)	124

Ending balance	$1,116	$534

      The following table displays the balance sheet classification of the warranty provision account at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Other accrued liabilities	$909	$534
Other long-term liabilities	207	—

Total warranty provision	$1,116	$534

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

International Distribution Costs
      We make payments to agents and representatives under agreements related to international sales in return for obtaining orders and providing installation and warranty services. These payments to agents and representatives are included in selling, general and administrative expenses. These amounts totaled approximately $0, $119,000 and $300,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Customer Advances
      Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $16,000 and $4.7 million at December 31, 2004 and 2003, respectively.

Cash, Cash Equivalents and Short-term Investments
      Our investment portfolio consists of cash, cash equivalents and investments in debt securities. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in debt securities consist principally of highly rated debt instruments with maturities generally between one and 25 months.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intentions regarding these instruments, we have classified our investments in debt securities as held-to-maturity and account for these investments at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities.

	December 31,	December 31,
	2004	2003

	(In thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$28,017	$—
Corporate debt securities	4,614	—

Total investments in debt securities	$32,631	$—

Short-term investments	$24,579	$—
Long-term investments	8,052	—

Total investments in debt securities	$32,631	$—

Approximate fair value of investments in debt securities	$32,450	$—

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable is $188,000 and $635,000 of book overdraft at December 31, 2004 and December 31, 2003, respectively.

Valuation of Long-lived and Intangible Assets
      We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

Foreign Exchange Contracts
      We may enter into foreign currency forward exchange contracts to hedge certain of our foreign currency transaction, translation and re-measurement exposures. Our accounting policies for some of these instruments are based on our designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be “marked to market” at the end of each accounting period. The criteria we use for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency forward exchange contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.
      As of December 31, 2004 and 2003, Intevac had no foreign currency forward exchange contracts outstanding.

Financial Instruments
      The carrying amount of the short-term financial instruments (cash and cash equivalents, short-term investments, accounts receivable and certain other liabilities) approximates fair value due to the short-term maturity of those instruments.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are priced using standard costs, which approximates cost under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	December 31,

	2004	2003

	(In thousands)
Raw materials	$5,624	$3,306
Work-in-progress	3,496	4,371
Finished goods	6,255	5,431

	$15,375	$13,108

      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
      Inventory reserves included in the above numbers were $9.9 and $10.2 million at December 31, 2004 and December 31, 2003, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
      During the year ended December 31, 2004, $1.4 million was added to inventory reserves based on the quarterly analyses and $1.6 million of inventory was disposed of and charged to the reserve. A system in inventory with a value of $706,000, net of a $250,000 reserve, was transferred to fixed assets and capitalized.
      During the year ended December 31, 2003, $743,000 was added to inventory reserves based on the quarterly analyses and $698,000 of inventory was disposed of and charged to the reserve. Inventory reserves increased by an additional $588,000 due primarily to reserves charged against research and development for prototype systems built in inventory.

Property, Plant and Equipment
      Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Gains and losses on dispositions are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss).
      Depreciation for machinery and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the shorter of the remaining terms of the lease or the estimated economic useful lives of the improvements.

Intangible Assets
      When amortizable intangibles exist, we amortize them on a straight-line basis over their estimated useful lives, which range from two to seven years. At December 31, 2004, 2003 and 2002 there were no intangible assets reported on our consolidated balance sheet, or amortized to expense during the years then ended.

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders’ equity,

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to be included in other comprehensive income. As of December 31, 2004, the $253,000 balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

Employee Stock Plans
      At December 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 10. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We plan to adopt the fair value requirements of SFAS No. 123R beginning in the three-month period ended October 1, 2005.
      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.60%, 1.62% and 1.64%; dividend yields of 0.0%, 0.0% and 0.0%; volatility factors of the expected market price of Intevac’s common stock of 0.946, 0.943 and 0.933; and a weighted-average expected life of the option of 5.60, 2.22 and 2.68 years.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      Under the 2003 Employee Stock Purchase Plan (the “ESPP”), we are authorized to issue up to 358,197 shares of common stock to participating employees. Under the terms of the ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase Intevac’s common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Under the ESPP, we sold 82,184, 77,749 and 108,020 shares to employees in 2004, 2003 and 2002, respectively. As of December 31, 2004, 276,013 shares remained reserved for issuance under the ESPP. We do not recognize compensation cost related to employee purchase rights under the plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2004, 2003 and 2002, respectively: risk-free interest rates of 2.37%, 1.43% and 1.12% dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 0.952, 0.940 and 0.933; and an expected life of 1.92, 2.00 and 1.50 (the offering period ends July 31, 2006 for the subscription period that began in August 2004). The weighted average fair value of those purchase rights granted in 2004, 2003 and 2002 were $2.95, $5.24 and $2.47, respectively per share.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2004	2003	2002

	(In thousands, except
	per share data)
Net income (loss), as reported	$(4,344)	$(12,303)	$8,774
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,378)	(683)	(157)

Pro forma net income (loss)	$(5,722)	$(12,986)	$8,617

Earnings per share:
Basic — as reported	$(0.22)	$(0.95)	$0.73
Basic — pro forma	$(0.29)	$(1.00)	$0.71
Diluted — as reported	$(0.22)	$(0.95)	$0.66
Diluted — pro forma	$(0.29)	$(1.00)	$0.65

Financial Presentation
      Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

Net income (loss) per share
      The following table sets forth the computation of basic and diluted loss per share:

	2004	2003	2002

	(In thousands)
Numerator:
Numerator for basic income (loss) per share — income (loss) available to common stockholders	$(4,344)	$(12,303)	$8,774
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	1,338

Numerator for diluted earnings (loss) per share — income (loss) available to common stockholders after assumed conversions	$(4,344)	$(12,303)	$10,112

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares	19,749	12,948	12,077
Effect of dilutive securities:
Employee stock options(2)	—	—	137
6 1/2% convertible notes(1)	—	—	3,048

Dilutive potential common shares	—	—	3,185

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	19,749	12,948	15,262

(1)	Diluted EPS for the twelve-month periods ended December 31, 2004 and 2003 excludes “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded from the twelve-month periods ended December 31, 2004 and 2003 was

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8,568 and 3,619,134, respectively. $29.4 million of the notes were converted in the fourth quarter of 2003 and the $1.0 million balance of the notes was repaid in March 2004.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2004, 2003 and 2002 was 1,605,593, 1,731,305 and 1,328,278, respectively.

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
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial statements.
      In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable disclosures have been included in our consolidated financial statements and related notes thereto. We do not expect the adoption of this EITF to have an effect on our financial statements.
      In June 2004, the EITF issued EITF No. 03-16, “Accounting for Investments in Limited Liability Companies,” which provides new guidance on determining whether non-controlling investments in a Limited Liability Company (“LLC”) should be accounted for under the cost method or the equity method. EITF No. 03-16 states that an investment in an LLC that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for determining whether a non-controlling investment in an LLC should be accounted for using the cost or equity method. EITF No. 03-16 is effective for the first interim reporting period beginning after June 15, 2004. The adoption of EITF No. 03-16 did not have an effect on our financial statements.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. Although we are in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement will have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB No. 29” which requires non-monetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

3.	Concentrations

Credit Risk and Significant Customers
      Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, accounts receivable and foreign exchange forward contracts. We generally invest our excess cash in money market funds, commercial paper and in debt securities of the US government and its agencies, which each have contracted maturities of 25 months or less and an average maturity in aggregate of one year or less. By policy, our investments in commercial paper, certificates of deposit, Eurodollar time deposits, or banker’s acceptances are rated AAA or better. Our accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2004, two customers accounted for 30% and 16%, respectively of our accounts receivables and in aggregate accounted for 46% of net accounts receivable. At December 31, 2003, two customers accounted for 18% and 44%, respectively of our accounts receivables and in aggregate accounted for 62% of net accounts receivable.
      Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2004, two customers accounted for 62% and 11%, respectively of our consolidated net revenues and in aggregate accounted for 73% of net revenues. In 2003, four customers accounted for 25%, 18%, 13% and 10%, respectively, of our consolidated revenues and in aggregate accounted for 66% of net revenues. In 2002, three customers accounted for 42%, 21%, and 11%, respectively, of our consolidated revenues and in aggregate accounted for 74% of net revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products
      Disk manufacturing products contributed a significant portion of our revenues in 2004, 2003 and 2002. We expect that our ability to maintain or expand our current levels of revenues and to return to operating profitability in the future will depend upon our success in enhancing our existing systems and developing and manufacturing competitive disk manufacturing equipment, such as our 200 Lean, and our success in developing both military and commercial products based on our low light and LIVAR technology.

4.	Sale of Rapid Thermal Processing Product Line
      In the fourth quarter of 2002, we sold our Rapid Thermal Processing product line to Photon Dynamics, Inc. (“PDI”) for $20 million in cash and the assumption of certain liabilities. $2 million of the cash payment was held in escrow and was not included in total assets on the consolidated balance sheet as of December 31, 2002, due to the contingencies related to the release of these funds from escrow. In connection with this sale, we recorded a gain in 2002 of $15.4 million, which is included in other income and expense, net on the Consolidated Statement of Operations and Comprehensive Income (Loss). The following table recaps the gain from the sale and the effect on Intevac’s balance sheet for the year ended December 31, 2002 (in thousands):

Cash received from PDI (excluding the $2 million in escrow)	$18,000
Less: Accounts receivable transferred to PDI	(594)
Inventory transferred to PDI	(1,911)
Warranty and retrofit liability transferred to PDI	163
Other assets and liabilities transferred to PDI	(10)
Expenses associated with the transaction	(220)

Net gain on sale	$15,428

      In the fourth quarter of 2003, we received $287,000, net of expenses, from the escrow. This amount is included in other income and expense, net on the Consolidated Statement of Operations and Comprehensive Income (Loss). The remainder of the funds in escrow were returned to PDI.

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
      During 1996, the LLC formed a joint venture with Stanford University (the “Stanford JV”). The Stanford JV developed the property and has leased the property through August 2009. The LLC is a profitable enterprise whose primary asset is its interest in the Stanford JV. The Company received dividends of $390,000 from the LLC in each of the last three years. These dividends are included in other income and expense.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments
      We lease certain facilities under non-cancelable operating leases that expire at various times up to February 2013. The facility leases require Intevac to pay for all normal maintenance costs. In February 2004, we executed a lease amendment for our Santa Clara facility which extended the lease term to March 2012.
      Future minimum rental payments under these leases at December 31, 2004 are as follows (in thousands):

2005	$3,387
2006	3,486
2007	2,042
2008	1,605
2009	1,682
Beyond	4,257

Total	$16,459

      Gross rental expense was approximately $2,550,000, $2,940,000 and $2,873,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Employee Benefit Plan
      In 1991, we established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. We made cash contributions of $280,000, $234,000 and $276,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Employees may choose among twelve investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

8.	Convertible Notes
      During the first quarter of 1997, we completed an offering of $57.5 million of our 6 1/2% Convertible Subordinated Notes (the “2004 Notes”), with a March 1, 2004 maturity date. Interest was payable each March 1st and September 1st. The notes were convertible into shares of Intevac’s common stock at $20.625 per share. Expenses associated with the offering of approximately $2.3 million were deferred. Such expenses were amortized to interest expense over the term of the notes.
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
      In accounting for the exchange of the convertible notes, we wrote off $0.4 million of debt issuance costs related to the 2004 Notes, reflecting the portion of such costs attributable to the convertible notes exchanged. The remaining debt issuance costs were amortized to interest expense over the remaining life of the 2004 Notes. In connection with the exchange offer, we incurred $0.8 million of offering costs. Of this amount, $0.2 million represented the cash portion of the exchange offer and was expensed during the 3 months ended September 28, 2002. The $0.6 million balance of the exchange offering costs were amortized to interest expense over the life of the 2009 Notes. There was no gain or loss associated with this transaction, as $36.3 million of 2004 Notes were exchanged for $36.3 million of cash and new securities.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002, in addition to the note exchange described above, we repurchased $0.3 million, face value, of our 2004 Notes. The repurchase resulted in a gain of $23,000. In accordance with adoption of SFAS No. 145, the gain on the note repurchase is included in other income and expense, net on the Consolidated Statement of Operations and Comprehensive Income (Loss).
      On October 31, 2003, we issued a notice of automatic conversion of our 2009 Notes pursuant to their terms. $20.1 million in aggregate principal amount of these notes was outstanding, which converted into 2,871,857 shares of Intevac common stock at a conversion price of $7.00 per share. The automatic conversion occurred on November 10, 2003. Prior to the issuance of the notice of automatic conversion, $9.4 million in aggregate principal amount of these notes had been tendered for conversion by the holders, resulting in the issuance of 1,348,426 shares of Intevac common stock.
      On March 1, 2004, we paid off the remaining $1.0 million of our 2004 Notes.

9.	Segment Reporting

Segment Description
      We have two reportable operating segments: Equipment and Imaging. Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.
      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3%, 3% and 1% of net revenues in 2004, 2003 and 2002, respectively. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which were written off in 2001) and other assets.

Segment Profit or Loss and Segment Assets
      We evaluate performance and allocate resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	2004	2003	2002

	(In thousands)
Equipment	$60,490	$26,748	$27,100
Imaging	9,125	9,546	6,684

Total	$69,615	$36,294	$33,784

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Profit & Loss

	2004	2003	2002

	(In thousands)
Equipment(1)	$(377)	$(3,993)	$(5,139)
Imaging(2)	(4,114)	(4,155)	(3,829)
Corporate activities	(758)	(2,507)	(2,321)

Operating loss	(5,249)	(10,655)	(11,289)
Interest expense	(55)	(1,787)	(2,981)
Interest income	634	269	284
Other income and expense, net	436	(92)	16,168

Income (loss) before income taxes	$(4,234)	$(12,265)	$2,182

(1)	Includes inventory provisions of $1,263,000, $451,000 and $847,000 in 2004, 2003 and 2002, respectively.

(2)	Includes inventory provisions of $112,000, $292,000 and $469,000 in 2004, 2003 and 2002, respectively.

Business Segment Assets

	2004	2003

	(In thousands)
Equipment	$19,407	$25,462
Imaging	7,135	7,702
Corporate activities	53,080	22,811

Total assets	$79,622	$55,975

Business Segment Property, Plant & Equipment

Additions	2004	2003

	(In thousands)
Equipment(1)	$1,024	$1,196
Imaging	900	788
Corporate activities	402	310

Total additions	$2,326	$2,294

(1)	Includes inventory transferred to fixed assets of $706 in 2004.

Depreciation	2004	2003	2002

	(In thousands)
Equipment	$561	$456	$1,346
Imaging	1,188	1,240	860
Corporate activities	282	267	371

Total depreciation	$2,031	$1,963	$2,577

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	2004	2003	2002

	(In thousands)
United States	$22,545	$13,133	$16,332
Far East	46,452	23,155	17,150
Europe	618	—	301
Rest of World	—	6	1

Total revenues	$69,615	$36,294	$33,784

10.	Shareholders’ Equity
      Our Articles of Incorporation authorize 10,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

Stock Option/ Stock Issuance Plans
      Our Board of Directors and our shareholders approved adoption of the 2004 Equity Incentive Plan (the “2004 Plan”) in 2004. The 2004 Plan serves as the successor equity incentive program to our 1995 Stock Option/ Stock Issuance Plan (the “1995 Plan”). Upon adoption of the 2004 Plan, all shares available for issuance under the 1995 Plan were transferred to the 2004 Plan. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the Administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2004, 2,558,232 shares of common stock are authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.
      In 2003, our shareholders approved adoption of the 2003 Employee Stock Purchase Plan (the “2003 ESPP”) which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the 2003 ESPP, all shares available for issuance under the prior plan were transferred to the 2003 ESPP. As of December 31, 2004, 276,013 shares of common stock are authorized for future issuance under the 2003 ESPP.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	1,426,285	$5.26	1,850,082	$5.02	1,802,022	$5.22
Granted	618,000	8.30	259,000	8.03	429,800	3.19
Exercised	(177,371)	4.83	(530,248)	5.64	(13,400)	1.46
Forfeited	(153,959)	9.29	(152,549)	5.73	(368,340)	4.00
Outstanding — end of year	1,712,955	6.04	1,426,285	5.26	1,850,082	5.02
Exercisable at end of year	906,353	$5.89	840,518	$5.67	1,188,382	$5.81
Weighted-average per share fair value of options granted during the year		$4.39		$3.64		$1.58
Outstanding and Exercisable by Price Range as of December 31, 2004

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding as of	Weighted Average		Exercisable as of
	December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price

$ 2.175 - $ 3.200	371,780	6.87 yrs	$2.80	213,933	$2.78
$ 3.375 - $ 5.120	516,250	7.97 yrs	$4.04	215,870	$4.05
$ 5.375 - $ 8.000	470,175	4.57 yrs	$6.40	344,800	$6.35
$ 8.080 - $12.000	219,000	9.06 yrs	$9.92	82,625	$10.43
$13.600 - $15.500	123,250	9.02 yrs	$14.39	36,625	$15.18
$21.250 - $21.250	12,500	1.37 yrs	$21.25	12,500	$21.25

$ 2.175 - $21.250	1,712,955	6.97 yrs	$6.04	906,353	$5.89

11.	Income Taxes
      The provision for (benefit from) income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal:
Current	$—	$—	$(6,585)
Deferred	—	—	—

	—	—	(6,585)
State:
Current	115	2	2
Deferred	—	—	—

	115	2	2
Foreign:
Current	(5)	36	(9)

Total	$110	$38	$(6,592)

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through the incentive stock option and employee stock purchase plans reduced taxes currently payable for 2004, 2003 and 2002 as shown above by $0, $0 and $0, respectively. Such benefits are credited to additional paid-in capital when realized.
      Deferred income taxes reflect the net tax effects of temporary differences between losses reported and the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS No. 109 are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Vacation accrual, rent accrual and warranty reserve	$958	$1,041
Depreciation	1,501	1,431
Inventory valuation	3,388	3,803
Deferred income	375	21
Research and other tax credit carry-forwards	698	557
Federal and State NOL carry-forwards	12,010	9,046
Other	1,063	836

	19,993	16,735
Valuation allowance for deferred tax assets	(19,943)	(16,685)

Total deferred tax assets	$50	$50

Deferred tax liabilities:
Other	$50	$50

Total deferred tax liabilities	$50	$50

Net deferred tax assets	$—	$—

      The valuation allowance increased by $3.3 million during 2004 due to the uncertainty of realizing certain tax credit and loss carry-forwards, and other deferred tax assets. The Federal and State net operating loss carry-forwards of $30.8 million and $14.0 million expire at various dates through 2024 and 2014, respectively, if not previously utilized.
      A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% for 2004 and 34% for 2003 and 2002 to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Income taxes (benefit) computed at the federal statutory rate	$(1,472)	$(4,159)	$766
State taxes (net of federal benefit)	75	(434)	109
Research and other tax credits	—	(44)	(142)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	(1,751)	73	(181)
Valuation allowance	3,258	4,602	(7,144)

Total	$110	$38	$(6,592)

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Accrued Liabilities

	December 31,

	2004	2003

	(In thousands)
Accrued product warranties	$909	$534
Deferred income	865	54
Accrued rent expense	377	1,290
Other	792	765

Total other accrued liabilities	$2,943	$2,643

13.	Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended

	March 27,	June 26,	Sept. 25,	Dec. 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
	As restated	As restated	As restated	As restated
Net sales	$6,435	$17,764	$35,029	$10,387
Gross profit	1,619	5,680	6,410	2,147
Net income (loss)	(3,360)	677	1,371	(3,032)
Basic earnings per share	$(0.18)	$0.03	$0.07	$(0.15)
Diluted earnings per share	(0.18)	0.03	0.07	(0.15)

	Three Months Ended

	March 29,	June 28,	Sept. 27,	Dec. 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Net sales	$12,015	$4,587	$7,616	$12,076
Gross profit	1,160	1,119	2,880	4,671
Net income (loss)(1)	(4,006)	(4,797)	(2,899)	(601)
Basic earnings per share	$(0.33)	$(0.39)	$(0.24)	$(0.04)
Diluted earnings per share	(0.33)	(0.39)	(0.24)	(0.04)

(1)	Net income (loss) for the three months ended December 31, 2003 includes a gain of $287,000 from the sale of the Rapid Thermal Processing product line.
      The amounts shown for net income (loss) differ from the amounts reported in the reports on Form 10-Q for the three months ended March 27, 2004, June 26, 2004 and September 25, 2004 by ($43,000), ($115,000) and $28,000, respectively. The difference is due to the restatement discussed in footnote 14. The impact on basic and diluted earnings per share reported is ($0.01) for the three months ended June 26, 2004 and $0.01 for the three months ended December 31, 2004. There is not an impact on basic or diluted earnings per share for the three months ended March 27, 2004 or September 25, 2004.

14.	Restatement
      During the review of our internal controls, we identified several Imaging Technology Development contracts where revenue had not been recognized according to contract terms during 2004. Accordingly, we adjusted our interim financial results for 2004 to correct the misstatements. We also included in this restatement two timing inaccuracies in reported cost of sales and a revision to the amount of other

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income reported. These inaccuracies alone were not material to our financial statements. The largest change to our reported net income in any one quarter was $122,000. The change in our reported basic and diluted earnings per share was a one cent reduction for the three months ended June 26, 2004 and a one cent increase for the three months ended December 31, 2004.
      The restatement adjustments had the following effects on our Consolidated Statement of Operations (in thousands, except for per share amounts:

					Six	Nine
	Three Months Ended				Months	Months
					Ended	Ended
	March 27,	June 26,	Sept. 25,	Dec. 31,	June 26,	Sept. 25,
	2004	2004	2004	2004	2004	2004

Net revenues
As reported	$6,499	$17,980	$34,871	$10,265	$24,479	$59,350
Restated	6,435	17,764	35,029	10,387	24,199	59,228

Increase (decrease)	(64)	(216)	158	122	(280)	(122)
Cost of net revenues
As reported	4,834	12,189	28,496	8,240	17,023	45,519
Restated	4,816	12,084	28,619	8,240	16,900	45,519

Increase (decrease)	(18)	(105)	123	—	(123)	—
Other income and expense, net
As reported	246	307	271	254	553	824
Restated	249	303	264	254	552	816

Increase (decrease)	3	(4)	(7)	—	(1)	(8)
Net income (loss)
As reported	(3,317)	792	1,343	(3,154)	(2,525)	(1,182)
Restated	(3,360)	677	1,371	(3,032)	(2,683)	(1,312)

Increase (decrease)	(43)	(115)	28	122	(158)	(130)
Net income (loss) per share — basic
As reported	(0.18)	0.04	0.07	(0.16)	(0.13)	(0.06)
Restated	(0.18)	0.03	0.07	(0.15)	(0.14)	(0.07)
Increase (decrease)	—	(0.01)	—	0.01	(0.01)	(0.01)
Net income (loss) per share — diluted
As reported	(0.18)	0.04	0.07	(0.16)	(0.13)	(0.06)
Restated	(0.18)	0.03	0.07	(0.15)	(0.14)	(0.07)
Increase (decrease)	—	(0.01)	—	0.01	(0.01)	(0.01)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Report on Assessment of Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. As a result of these inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. As a result of these limitations, misstatements due to error or fraud may occur or not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In the course of this evaluation, we identified three control deficiencies that constitute material weaknesses. As a result of these three material weaknesses in our system of internal controls we concluded that we did not maintain effective internal controls over our financial reporting during 2004.
      A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we concluded that we did not maintain effective controls over (1) aspects of the Imaging Business, (2) approval of inventory cycle count adjustments, and (3) documentation related to our quarterly review and approval of excess and obsolete inventory reserves. Our evaluation is as follows:

Imaging Business - We determined during the course of our year-end audit that projected, rather than approved, billing rates were used to calculate revenue for cost-plus-fixed-fee technology development contracts. In addition, journal entries for revenue recognition and the related documentation were not subjected to adequate review and approval.

We also determined during the course of our year-end audit that firm fixed-price technology development contracts were not being accounted for in accordance with U.S. GAAP for firm fixed-price contracts. This would have resulted in an overstatement of revenue and operating profit had it not been discovered prior to the public release of our 2004 earnings. During the first quarter of 2005, we retrained our accounting staff in proper application of revenue recognition policies and implemented policies regarding analyzing contracts for proper revenue recognition accounting.

We determined during the course of our year-end audit that a receivable greater than one year old had not been reserved as a bad debt. During the fourth quarter of 2004, we implemented a bad debt policy that required receivables aged more than one year to be fully reserved. Our review did not include unbilled receivables and we did not establish the appropriate bad debt reserve. This would have resulted in an understatement of bad debt expense and an overstatement of operating profit had it not been discovered prior to the public release of our earnings. We have changed our process for evaluating accounts receivable to ensure that all balances are reviewed for collectibility on a regular basis.

Approval of Inventory Cycle Count Adjustments — We routinely cycle count our stockroom inventories and make corrections to our inventory balances as a result of those cycle counts. We determined late in 2004 that the cycle count adjustments were being made, but without written approval by management as required by our internal control policies. Management authorization of cycle count adjustments is necessary to reduce the potential of an employee using a cycle count adjustment to conceal a theft of inventory. The requirement for the appropriate management approval of all cycle count adjustments was re-emphasized in December of 2004.

Documentation of Excess and Obsolete Inventory Reserve Calculation Review and Approval — We determine, on a quarterly basis, the level of reserves required related to excess and obsolete inventory. Excess and obsolete inventory reserves are an estimate which requires significant judgment on the part of management. Our Chief Financial Officer reviews and approves these estimates on a quarterly basis. Given the significant nature of the estimate, we determined during the course of our internal controls evaluations that improved documentation of those reviews was needed. We will document the quarterly management reviews of excess and obsolete calculations beginning with the reviews performed in the first quarter of 2005.

      Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report which is included at page 61 herein.

/s/ Kevin Fairbairn	/s/ Charles B. Eddy III
Changes in Internal Controls
      During 2004, we made numerous changes to our internal controls and procedures as part of our ongoing evaluation, monitoring and development of our internal controls. However, with the exception of the changes noted in our Management’s Report on Assessment of Internal Control over Financial Reporting, none of the changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control during the Company’s last fiscal quarter materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Evaluation of disclosure controls and procedures
      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 as a result of the three material weaknesses identified above.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
Board of Directors and Shareholders
Intevac, Inc.
      We have audited management’s assessment, included in the accompanying Intevac, Inc. Management’s Report on Internal Control Over Financial Reporting, that Intevac, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intevac, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The lack of appropriate internal controls over the Imaging Business,

•	The approval of inventory cycle count adjustments, and

•	The documentation related to the company’s quarterly review and approval of excess and obsolete inventory reserves.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 22, 2005, on those consolidated financial statements.

      In our opinion, management’s assessment that Intevac, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Intevac, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intevac, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 22, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Jose, California
March 22, 2005

Item 9B.	Other Information
      As discussed in footnote 14, our quarterly information for 2004 has been restated.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding our code of ethics is included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “and “Code of Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers and Directors” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans at December 31, 2004.

	(a)	(b)	(c)
	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	1,712,955	$6.04	1,121,290
Equity compensation plans not approved by security holders	—	$—	—

Total	1,712,955	$6.04	1,121,290

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 276,013 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.
      The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is included under the caption “Certain Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2004” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) List of Documents filed as part of this Annual Report on Form 10-K.
      1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements — Years Ended December 31, 2004, 2003 and 2002
      2. Financial Statement Schedules.
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
      3. Exhibits

Exhibit
Number		Description

***2	.1	Asset Purchase Agreement between Intevac, Inc. and Photon Dynamics, Inc. dated as of October 22, 2002
*3	.1	Amended and Restated Articles of Incorporation of the Registrant
*3	.2	Bylaws of the Registrant
*****4	.4	Registration Rights Agreement, dated January 16, 2004, between the Company, Redemco, LLC and Foster City LLC
*10	.1+	The Registrant’s 1991 Stock Option/Stock Issuance Plan
*10	.2+	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
*10	.3+	The Registrant’s Employee Stock Purchase Plan, as amended
******10	.4+	The Registrant’s 2004 Equity Incentive Plan
**10	.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
10.6		First Amendment to Lease, dated February 23, 2004 regarding the space at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
*10	.7	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
*10	.8+	The Registrant’s 401(k) Profit Sharing Plan

Exhibit
Number		Description

****10	.9+	The Registrant’s 2005 Executive Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 66)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
***	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 14, 2002
****	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005
*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
******	Previously filed as an Exhibit to the Company’s Proxy Statement filed on March 31, 2004
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	March 31, 2005

/s/ CHARLES B. EDDY III (Charles B. Eddy III)	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ DAVID DURY (David Dury)	Director	March 31, 2005

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	March 31, 2005

Signature	Title	Date

/s/ DAVID N. LAMBETH (David N. Lambeth)	Director	March 31, 2005

/s/ ROBERT LEMOS (Robert Lemos)	Director	March 31, 2005

/s/ ARTHUR L. MONEY (Arthur L. Money)	Director	March 31, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
INTEVAC, INC.

		Additions (Reductions)

		Charged	Charged
	Balance at	(Credited) to	(Credited)			Balance at
	Beginning	Costs and	to Other	Deductions-		End of
Description	of Period	Expenses	Accounts	Describe		Period

	(In thousands)
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$225	$73	$—	$29	(1)	$269
Inventory provisions	12,661	1,316	(229)	4,189	(2)	9,559
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$(143)	$6	$110	(1)	$22
Inventory provisions	9,559	743	588	698	(2)	10,192
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$22	$218	$(23)	$—		$217
Inventory provisions	10,192	1,375	(121)	1,583	(2)	9,863

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company

EXHIBIT INDEX

Exhibit
Number		Description

***2	.1	Asset Purchase Agreement between Intevac, Inc. and Photon Dynamics, Inc. dated as of October 22, 2002
*3	.1	Amended and Restated Articles of Incorporation of the Registrant
*3	.2	Bylaws of the Registrant
*****4	.4	Registration Rights Agreement, dated January 16, 2004, between the Company, Redemco, LLC and Foster City LLC
*10	.1+	The Registrant’s 1991 Stock Option/Stock Issuance Plan
*10	.2+	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
*10	.3+	The Registrant’s Employee Stock Purchase Plan, as amended
******10	.4+	The Registrant’s 2004 Equity Incentive Plan
**10	.5	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
10.6		First Amendment to Lease, dated February 23, 2004 regarding the space at 3560, 3570 and 3580 Bassett Street, Santa Clara, California
*10	.7	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
*10	.8+	The Registrant’s 401(k) Profit Sharing Plan
****10	.9+	The Registrant’s 2005 Executive Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 65)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
***	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 14, 2002
****	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005
*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
******	Previously filed as an Exhibit to the Company’s Proxy Statement filed on March 31, 2004
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K