Form 10-Q/A
period 2004-03-27
INTEVAC INC
filed 2005-05-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-26946

INTEVAC, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3125814 (IRS Employer Identification No.)

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

INTEVAC, INC.

EXPLANATORY NOTE

     This Amendment No. 1 to Intevac, Inc’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 is being filed to reflect the restatement of the Company’s condensed consolidated financial statements for that period. The restatement relates to revenue on various technology development contracts that was not recognized per contract terms or per accounting principles generally accepted in the United States of America. Also included in this restatement are two timing inaccuracies in reported cost of sales and a revision to the amount of other comprehensive income reported. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 27,	December 31,
	2004	2003
	(Unaudited)
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$48,633	$19,507
Short term investments	9,637	—
Trade and other accounts receivable, net of allowances of $23 and $22 at March 27, 2004 and December 31, 2003	9,873	14,016
Inventories	29,891	13,108
Prepaid expenses and other current assets	1,107	1,113

Total current assets	99,141	47,774
Property, plant and equipment, net	6,176	5,796
Investment in 601 California Avenue LLC	2,431	2,431
Debt issuance costs and other long term assets	3	4

Total assets	$107,751	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	10,611	3,396
Accrued payroll and related liabilities	1,743	1,610
Other accrued liabilities	2,190	2,643
Customer advances	23,712	16,432

Total current liabilities	38,256	25,106
Shareholders’ equity:
Common stock, no par value	93,967	51,982
Accumulated other comprehensive income	224	223
Accumulated deficit	(24,696)	(21,336)

Total shareholders’ equity	69,495	30,869

Total liabilities and shareholders’ equity	$107,751	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 27,	March 29,
	2004	2003
	Restated
Net revenues:
Systems and components	$4,193	$10,564
Technology development	2,242	1,451

Total net revenues	6,435	12,015
Cost of net revenues:
Systems and components	2,643	9,321
Technology development	1,667	1,124
Inventory provisions	506	410

Total cost of net revenues	4,816	10,855

Gross profit	1,619	1,160
Operating expenses:
Research and development	3,058	2,629
Selling, general and administrative	2,170	1,925

Total operating expenses	5,228	4,554

Operating loss	(3,609)	(3,394)
Interest expense	(12)	(517)
Interest income and other, net	249	(95)

Loss before income taxes	(3,372)	(4,006)
Benefit from income taxes	(12)	—

Net loss	$(3,360)	$(4,006)

Other comprehensive income:
Foreign currency translation adjustments	1	(6)

Total comprehensive loss	$(3,359)	$(4,012)

Basic and diluted loss per share:
Net loss	$(0.18)	$(0.33)
Shares used in per share amounts	18,736	12,164

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three months ended
	March 27,	March 29,
	2004	2003
	Restated
Operating activities
Net loss	$(3,360)	$(4,006)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	532	431
Inventory provisions	506	410
Unrealized loss on disposal of equipment	—	297
Changes in operating assets and liabilities	1,037	(1,850)

Total adjustments	2,075	(712)

Net cash and cash equivalents used in operating activities	(1,285)	(4,718)
Investing activities
Purchases of investments	(9,637)	—
Purchases of leasehold improvements and equipment	(911)	(768)

Net cash and cash equivalents used in investing activities	(10,548)	(768)
Financing activities
Proceeds from issuance of common stock	41,985	150
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	40,960	150

Effect of exchange rate changes on cash	(1)	2

Net increase (decrease) in cash and cash equivalents	29,126	(5,334)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$48,633	$23,123

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$993

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

2.	Restatement of Financial Statements

     In connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, we determined that the previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the quarters ended March 27, 2004, June 26, 2004 and September 25, 2004 should be restated to correct errors in those financial statements. The decision to restate these financial statements was made based on the following information:

•	We determined during the course of our year-end audit that projected, rather than approved, billing rates were used to calculate revenue for cost-plus-fixed-fee technology development contracts. An adjustment was made at year-end to reflect the correct revenue recognition, but the previously reported quarterly revenue numbers were misstated.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A series of proposed adjustments, which were not material by themselves, became material when combined with the restatement of revenue described above.

•	A revision to the amount of other comprehensive income reported was made to move certain amounts unrelated to foreign currency adjustments to other income.

     The following is a summary of the effect of these changes on our condensed consolidated balance sheet as of March 27, 2004 and our condensed consolidated statement of operations for the three months ended March 27, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheet
	As Previously		As
March 27, 2004	Reported	Adjustments	Restated
Trade and other accounts receivable	$9,937	$(64)	$9,873
Inventories	29,873	18	29,891
Total current assets	99,187	(46)	99,141
Total assets	107,797	(46)	107,751
Accumulated other comprehensive income	227	(3)	224
Accumulated deficit	(24,653)	(43)	24,696
Total shareholder’s equity	69,541	(46)	69,495

	Condensed Consolidated Statement of
	Operations
	As Previously		As
Three months ended March 27, 2004	Reported	Adjustments	Restated
Net revenues	$6,499	$(64)	$6,435
Cost of net revenues	4,834	(18)	4,816
Gross profit	1,665	(46)	1,619
Interest income and other, net	246	3	249
Net income (loss)	(3,317)	(43)	(3,360)
Net income (loss) per share - basic	(0.18)	—	(0.18)
Net income (loss) per share - diluted	(0.18)	—	(0.18)

3.	Inventories

The components of inventory consist of the following:

	March 27,	December 31,
	2004	2003
	(In thousands)
	Restated
Raw materials	$9,793	$3,306
Work-in-progress	11,833	4,371
Finished goods	8,265	5,431

	$29,891	$13,108

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

	Three months ended
	March 27,	March 29,
	2004	2003
	(in thousands)
	Restated
Net income (loss), as reported	$(3,360)	$(4,006)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(268)	(112)

Pro forma net income (loss)	$(3,628)	$(4,118)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.33)
Pro forma	$(0.19)	$(0.34)

5.	Warranty

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

     The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on our balance sheet, for the three-month periods ending March 27, 2004 and March 29, 2003:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended
	March 27,	March 29,
	2004	2003
	(in thousands)
	Restated
Numerator:
Numerator for basic income (loss) per share - loss available to common stockholders	$(3,360)	$(4,006)

Effect of dilutive securities:
6 1/2% convertible notes (1)	—	—

Numerator for diluted income (loss) per share - loss available to common stockholders after assumed conversions	$(3,360)	$(4,006)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Denominator:
Denominator for basic income (loss) per share – weighted-average shares	18,736	12,164

Effect of dilutive securities:
Employee stock options (2)	—	—
6 1/2% convertible notes (1)	—	—

Dilutive potential common shares	—	—

Denominator for diluted income (loss) per share – adjusted weighted-average shares and assumed conversions	18,736	12,164

(1)	Diluted EPS for the three-month periods ended March 27, 2004 and March 29, 2003 exclude “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month periods ended March 27, 2004 and March 29, 2003 was 34,273 and 4,269,983, respectively.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 27, 2004 and March 29, 2003 was 1,452,438 and 1,790,168, respectively.

8.	Segment Reporting

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

     Business Segment Net Revenues

	Three months ended
	March 27,	March 29,
	2004	2003
	(in thousands)
	Restated
Equipment	$4,153	$10,417
Imaging	2,282	1,598

Total	$6,435	$12,015

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Business Segment Profit & Loss

	Three months ended
	March 27,	March 29,
	2004	2003
	(in thousands)
	Restated
Equipment	$(2,200)	$(1,220)
Imaging	(889)	(1,627)
Corporate activities	(520)	(547)

Operating loss	(3,609)	(3,394)
Interest expense	(12)	(517)
Interest income	84	77
Other income and expense, net	165	(172)

Loss before income taxes	$(3,372)	$(4,006)

     Business Segment Net Assets

	Three months ended
	March 27,	December 31,
	2004	2003
	(in thousands)
	Restated
Equipment	$37,258	$25,462
Imaging	8,606	7,702
Corporate activities	61,887	22,811

Total	$107,751	$55,975

     Geographic Area Net Trade Revenues

	Three months ended
	March 27,	December 31,
	2004	2003
	(in thousands)
	Restated
United States	$2,796	$2,087
Far East	3,639	9,928

Total	$6,435	$12,015

9.	Income Taxes

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Transactions

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the original filing of Form 10-Q for the quarter ended March 27, 2004, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     Subsequent to the period covered by this report, in connection with our preparation of the consolidated financial statements for the fiscal year ended December 31, 2004, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 27, 2004, June 26, 2004 and September 25, 2004 should be restated to correct errors in those financial statements. This restatement is further discussed in Note 2, “Restatement of Financial Statements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

     As a result, we are implementing a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies that led to the restatements noted above. Management has concluded that these internal control deficiencies constitute material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2004, we concluded that we did not maintain effective controls over (1) aspects of the Imaging Business, (2) approval of inventory cycle count adjustments, and (3) documentation related to our quarterly review and approval of excess and obsolete inventory reserves. The Company’s evaluation was as follows:

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

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at March 27, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Changes in internal controls. There was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our first quarter ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	On January 5, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its preliminary results for the three months ended December 31, 2003.

(2)	On January 30, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended December 31, 2003.

(3)	On March 10, 2004, the registrant filed a report on Form 8-K regarding a business presentation provided to investors.

(4)	On April 23, 2004, the registrant filed a report on Form 8-K regarding the issuance of a press release announcing its results for the three months ended March 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 10, 2005	By:	/s/ KEVIN FAIRBAIRN Kevin Fairbairn President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ CHARLES B. EDDY III
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