Form 10-Q/A
period 2004-06-26
INTEVAC INC
filed 2005-05-10
CIK 1001902

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

INTEVAC, INC.

EXPLANATORY NOTE

     This Amendment No. 1 to Intevac, Inc’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 is being filed to reflect the restatement of the Company’s condensed consolidated financial statements for that period. The restatement relates to revenue on various technology development contracts that was not recognized per contract terms or per accounting principles generally accepted in the United States of America. Also included in this restatement are two timing inaccuracies in reported cost of sales and a revision to the amount of other comprehensive income reported. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 26,	December 31,
	2004	2003
	(Unaudited)
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,880	$19,507
Short term investments	15,632	—
Trade and other accounts receivable, net of allowances of $24 and $22 at June 26, 2004 and December 31, 2003	15,317	14,016
Inventories	39,000	13,108
Prepaid expenses and other current assets	737	1,113

Total current assets	92,566	47,774
Property, plant and equipment, net	5,848	5,796
Long term investments	12,187	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	4

Total assets	$113,035	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	7,222	3,396
Accrued payroll and related liabilities	1,687	1,610
Other accrued liabilities	3,104	2,643
Customer advances	30,635	16,432

Total current liabilities	42,648	25,106
Shareholders’ equity:
Common stock, no par value	94,189	51,982
Accumulated other comprehensive income	217	223
Accumulated deficit	(24,019)	(21,336)

Total shareholders’ equity	70,387	30,869

Total liabilities and shareholders’ equity	$113,035	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	Restated		Restated
Net revenues:
Systems and components	$15,626	$2,677	$19,819	$13,241
Technology development	2,138	1,910	4,380	3,361

Total net revenues	17,764	4,587	24,199	16,602
Cost of net revenues:
Systems and components	10,183	1,711	12,826	11,032
Technology development	1,654	1,435	3,321	2,559
Inventory provisions	247	322	753	732

Total cost of net revenues	12,084	3,468	16,900	14,323

Gross profit	5,680	1,119	7,299	2,279
Operating expenses:
Research and development	3,083	3,114	6,141	5,743
Selling, general and administrative	2,223	2,146	4,393	4,071

Total operating expenses	5,306	5,260	10,534	9,814

Operating profit (loss)	374	(4,141)	(3,235)	(7,535)
Interest expense	—	(508)	(12)	(1,025)
Interest income and other, net	303	(148)	552	(243)

Income (loss) before income taxes	677	(4,797)	(2,695)	(8,803)
Benefit from income taxes	—	—	(12)	—

Net income (loss)	$677	$(4,797)	(2,683)	$(8,803)

Other comprehensive income:
Foreign currency translation adjustments	(7)	10	(6)	4

Total comprehensive income (loss)	$670	$(4,787)	$(2,689)	$(8,799)

Basic income (loss) per share:
Net income (loss)	$0.03	$(0.39)	$(0.14)	$(0.72)
Shares used in per share amounts	20,010	12,187	19,373	12,176
Diluted income (loss) per share:
Net income (loss)	$0.03	$(0.39)	$(0.14)	$(0.72)
Shares used in per share amounts	20,678	12,187	19,373	12,176

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 26,	June 28,
	2004	2003
	Restated
Operating activities
Net loss	$(2,683)	$(8,803)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,131	950
Inventory provisions	753	732
Loss on disposal of equipment	1	642
Changes in operating assets and liabilities	(8,993)	(234)

Total adjustments	(7,108)	2,090

Net cash and cash equivalents used in operating activities	(9,791)	(6,713)
Investing activities
Purchases of investments	(27,895)	—
Purchases of leasehold improvements and equipment	(1,108)	(1,680)

Net cash and cash equivalents used in investing activities	(29,003)	(1,680)
Financing activities
Proceeds from issuance of common stock	42,207	186
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	41,182	186

Effect of exchange rate changes on cash	(15)	(7)

Net increase (decrease) in cash and cash equivalents	2,373	(8,214)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$21,880	$20,243

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$993
Income tax refund	$—	$(214)

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

     The following is a summary of the effect of these changes on our condensed consolidated balance sheet as of June 26, 2004 and our condensed consolidated statement of operations for the three- and six-month periods ended June 26, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheet
	As Previously		As
June 26, 2004	Reported	Adjustments	Restated
Trade and other accounts receivable	$15,597	$(280)	$15,317
Inventories	38,907	93	39,000
Total current assets	92,753	(187)	92,566
Total assets	113,222	(187)	113,035
Other accrued liabilities	3,134	(30)	3,104
Total current liabilities	42,678	(30)	42,648
Accumulated other comprehensive income	216	1	217
Accumulated deficit	(23,681)	(158)	(24,019)
Total shareholder’s equity	70,544	(157)	70,387

	Condensed Consolidated Statement of
	Operations
	As Previously		As
Three months ended June 26, 2004	Reported	Adjustments	Restated
Net revenues	$17,980	$(216)	$17,764
Cost of net revenues	12,189	(105)	12,084
Gross profit	5,791	(111)	5,680
Interest income and other, net	307	(4)	303
Net income (loss)	792	(115)	677
Net income (loss) per share - basic	0.04	(0.01)	0.03
Net income (loss) per share - diluted	0.04	(0.01)	0.03

	Condensed Consolidated Statement of
	Operations
	As Previously		As
Six months ended June 26, 2004	Reported	Adjustments	Restated
Net revenues	$24,479	$(280)	$24,199
Cost of net revenues	17,023	(123)	16,900
Gross profit	7,456	(157)	7,299
Interest income and other, net	553	(1)	552
Net income (loss)	(2,525)	(158)	(2,683)
Net income (loss) per share - basic	(0.13)	(0.01)	(0.14)
Net income (loss) per share - diluted	(0.13)	(0.01)	(0.14)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Concentrations

     Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. Our order backlog at June 26, 2004 included orders for nine 200 Lean systems from one customer.

4. Inventories

     Inventories are priced using standard costs, which approximate first-in, first-out. The components of inventory consist of the following:

	June 26,	December 31,
	2004	2003
	(In thousands)
	Restated
Raw materials	$8,044	$3,306
Work-in-progress	2,670	4,371
Finished goods	28,286	5,431

	$39,000	$13,108

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

5. Employee Stock Plans

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Net income (loss), as reported	$677	$(4,797)	$(2,683)	$(8,803)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(155)	(609)	(267)

Pro forma net income (loss)	$336	$(4,952)	$(3,292)	$(9,070)

Basic and diluted loss per share:
As reported	$0.03	$(0.39)	$(0.14)	$(0.72)
Pro forma	$0.02	$(0.41)	$(0.17)	$(0.74)

6. Warranty

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

     The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on our balance sheet, for the three and six-month periods ending June 26, 2004 and June 28, 2003:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Beginning balance	$386	$644	$534	$845
Expenditures incurred under warranties	(53)	(46)	(109)	(607)
Accruals for product warranties issued during the reporting period	456	32	493	191
Adjustments to previously existing warranty accruals	(135)	34	(264)	235

Ending balance	$654	$664	$654	$664

7. Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Cash, Cash Equivalents and Investments in Debt Securities

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

	June 26,	December 31,
	2004	2003
	(in thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$22,096	$—
Corporate debt securities	5,723	—

Total investments in debt securities	$27,819	$—

Short-term investments	$15,632	$—
Long-term investments	12,187	—

Total investments in debt securities	$27,819	$—

9. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Numerator:
Numerator for basic income (loss) per share - loss available to common stockholders	$677	$(4,797)	$(2,683)	$(8,803)
Effect of dilutive securities:
6 1/2% convertible notes (1)	—	—	—	—

Numerator for diluted income (loss) per share - loss available to common stockholders after assumed conversions	$677	$(4,797)	$(2,683)	$(8,803)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Denominator:
Denominator for basic income (loss) per share – weighted-average shares	20,010	12,187	19,373	12,176

Effect of dilutive securities:
Employee stock options (2)	668	—	—	—
6 1/2% convertible notes (1)	—	—	—	—

Dilutive potential common shares	668	—	—	—

Denominator for diluted income (loss) per share – adjusted	20,678	12,187	19,373	12,164

(1)	Diluted EPS for the three- and six-month periods ended June 26, 2004 and June 28, 2003 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the six-month period ended June 26, 2004 was 17,137 and the number of “as converted” shares excluded for the three- and six-month periods ended June 28, 2003 was 4,269,983.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 26, 2004 and June 28, 2003 was 247,102 and 1,793,950, respectively, and the number of employee stock options excluded for the six-month periods ended June 26, 2004 and June 28, 2003 was 1,486,205 and 1,792,059, respectively.

10. Segment Reporting

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

   Business Segment Net Revenues

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Equipment	$15,403	$2,396	$19,556	$12,813
Imaging	2,361	2,191	4,643	3,789

Total	$17,764	$4,587	$24,199	$16,602

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Business Segment Profit & Loss

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Equipment	$1,520	$(1,937)	$(680)	$(3,157)
Imaging	(942)	(1,394)	(1,831)	(3,021)
Corporate activities	(204)	(810)	(724)	(1,357)

Operating income (loss)	374	(4,141)	(3,235)	(7,535)
Interest expense	—	(508)	(12)	(1,025)
Interest income	148	88	232	165
Other income and expense, net	155	(236)	320	(408)

Income (loss) before income taxes	$677	$(4,797)	$(2,695)	$(8,803)

   Business Segment Assets

	June 26,	December 31,
	2004	2003
	(in thousands)
	Restated
Equipment	$53,252	$25,462
Imaging	6,999	7,702
Corporate activities	52,784	22,811

Total	$113,035	$55,975

   Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
United States	$11,030	$2,521	$13,826	$4,608
Far East	6,454	2,060	10,093	11,988
Europe	280	—	280	—
Rest of World	—	6	—	6

Total	$17,764	$4,587	$24,199	$16,602

11. Income Taxes

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Transactions

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

13. Financial Presentation

     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the original filing of Form 10-Q for the quarter ended June 26, 2004, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at June 26, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Changes in internal controls. There was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our second quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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