Form 10-Q/A
period 2004-09-25
INTEVAC INC
filed 2005-05-10
CIK 1001902

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

INTEVAC, INC.

EXPLANATORY NOTE

     This Amendment No. 1 to Intevac, Inc’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 is being filed to reflect the restatement of the Company’s condensed consolidated financial statements for that period. The restatement relates to revenue on various technology development contracts that was not recognized per contract terms or per accounting principles generally accepted in the United States of America. Also included in this restatement are two timing inaccuracies in reported cost of sales and a revision to the amount of other comprehensive income reported. See Note 2 to the Company’s unaudited condensed consolidated financial statements for additional discussion. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth in Note 2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 25,	December 31,
	2004	2003
	(Unaudited)
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$16,112	$19,507
Short term investments	17,558	—
Trade and other accounts receivable, net of allowances of $58 and $22 at September 25, 2004 and December 31, 2003	12,293	14,016
Inventories	18,430	13,108
Prepaid expenses and other current assets	881	1,113

Total current assets	65,274	47,774
Property, plant and equipment, net	6,347	5,796
Long term investments	14,199	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	4

Total assets	$88,254	$55,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes	$—	$1,025
Accounts payable	2,231	3,396
Accrued payroll and related liabilities	1,725	1,610
Other accrued liabilities	3,860	2,643
Customer advances	7,992	16,432

Total current liabilities	15,808	25,106
Other long-term liabilities	303	—
Shareholders’ equity:
Common stock, no par value	94,564	51,982
Accumulated other comprehensive income	227	223
Accumulated deficit	(22,648)	(21,336)

Total shareholders’ equity	72,143	30,869

Total liabilities and shareholders’ equity	$88,254	$55,975

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	Restated		Restated
Net revenues:
Systems and components	$32,721	$5,037	$52,540	$18,278
Technology development	2,308	2,579	6,688	5,940

Total net revenues	35,029	7,616	59,228	24,218
Cost of net revenues:
Systems and components	26,322	2,713	39,148	13,745
Technology development	1,972	1,813	5,293	4,372
Inventory provisions	325	210	1,078	942

Total cost of net revenues	28,619	4,736	45,519	19,059

Gross profit	6,410	2,880	13,709	5,159
Operating expenses:
Research and development	2,831	3,173	8,972	8,916
Selling, general and administrative	2,316	2,216	6,709	6,287

Total operating expenses	5,147	5,389	15,681	15,203

Operating profit (loss)	1,263	(2,509)	(1,972)	(10,044)
Interest expense	(41)	(522)	(53)	(1,547)
Interest income and other, net	264	132	816	(111)

Income (loss) before income taxes	1,486	(2,899)	(1,209)	(11,702)
Provision for income taxes	115	—	103	—

Net income (loss)	$1,371	$(2,899)	(1,312)	$(11,702)

Other comprehensive income:
Foreign currency translation adjustments	10	17	4	21

Total comprehensive income (loss)	$1,381	$(2,882)	$(1,308)	$(11,681)

Basic income (loss) per share:
Net income (loss)	$0.07	$(0.24)	$(0.07)	$(0.96)
Shares used in per share amounts	20,104	12,266	19,617	12,206
Diluted income (loss) per share:
Net income (loss)	$0.07	$(0.24)	$(0.07)	$(0.96)
Shares used in per share amounts	20,387	12,266	19,617	12,206

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	Sept. 25,	Sept. 27,
	2004	2003
	Restated
Operating activities
Net loss	$(1,312)	$(11,702)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,691	1,508
Inventory provisions	1,078	942
Loss on disposal of equipment	1	644
Changes in operating assets and liabilities	(13,120)	2,607

Total adjustments	(10,350)	5,701

Net cash and cash equivalents used in operating activities	(11,662)	(6,001)
Investing activities
Purchases of investments	(37,922)	—
Proceeds from sales of investments	6,000	—
Purchases of leasehold improvements and equipment	(1,371)	(1,951)

Net cash and cash equivalents used in investing activities	(33,293)	(1,951)
Financing activities
Proceeds from issuance of common stock	42,582	644
Payoff of convertible notes due 2004	(1,025)	—

Net cash and cash equivalents provided by financing activities	41,557	644

Effect of exchange rate changes on cash	3	(1)

Net decrease in cash and cash equivalents	(3,395)	(7,309)
Cash and cash equivalents at beginning of period	19,507	28,457

Cash and cash equivalents at end of period	$16,112	$21,148

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Interest	$33	$1,987
Income tax refund	$—	$(214)
Other non-cash changes:
Inventories transferred to property, plant and equipment	$706	$—

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

     The following is a summary of the effect of these changes on our condensed consolidated balance sheet as of September 25, 2004 and our condensed consolidated statement of operations for the three- and six-month periods ended September 25, 2004 (in thousands, except per share data):

	Condensed Consolidated Balance Sheet
	As Previously		As
September 25, 2004	Reported	Adjustments	Restated
Trade and other accounts receivable	$12,415	$(122)	$12,293
Total current assets	65,396	(122)	65,274
Total assets	88,376	(122)	88,254
Accumulated other comprehensive income	219	8	227
Accumulated deficit	(22,518)	(130)	(22,648)
Total shareholder’s equity	72,265	(122)	72,143

	Condensed Consolidated Statement of Operations
	As Previously		As
Three months ended September 25, 2004	Reported	Adjustments	Restated
Net revenues	$34,871	$158	$35,029
Cost of net revenues	28,496	123	28,619
Gross profit	6,375	35	6,410
Interest income and other, net	271	(7)	264
Net income (loss)	1,343	28	1,371
Net income (loss) per share — basic	0.07	—	0.07
Net income (loss) per share — diluted	0.07	—	0.07

	Condensed Consolidated Statement of Operations
	As Previously		As
Nine months ended September 25, 2004	Reported	Adjustments	Restated
Net revenues	$59,350	$(122)	$59,228
Gross Profit	13,831	(122)	13,709
Interest income and other, net	824	(8)	816
Net income (loss)	(1,182)	(130)	(1,312)
Net income (loss) per share — basic	(0.06)	(0.01)	(0.07)
Net income (loss) per share — diluted	(0.06)	(0.01)	(0.07)

3. Concentrations

     Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Net income (loss), as reported	$1,371	$(2,899)	$(1,312)	$(11,702)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(139)	(657)	(406)

Pro forma net income (loss)	$1,324	$(3,038)	$(1,969)	$(12,108)

Basic and diluted loss per share:
As reported	$0.07	$(0.24)	$(0.07)	$(0.96)
Pro forma	$0.06	$(0.25)	$(0.10)	$(0.99)

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

     The following table displays the activity in the warranty provision account, for the three- and nine-month periods ending September 25, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated
Beginning balance	$654	$664	$534	$845
Expenditures incurred under warranties	(277)	(239)	(386)	(846)
Accruals for product warranties issued during the reporting period	1,321	50	1,815	241
Adjustments to previously existing warranty accruals	(120)	—	(385)	235

Ending balance	$1,578	$475	$1,578	$475

     The following table displays the balance sheet classification of the warranty provision account at September 25, 2004 and at December 31, 2003:

	September 25,	December 31,
	2004	2003
	(In thousands)
Other accrued liabilities	$1,275	$534
Other long-term liabilities	303	—

Total warranty provision	$1,578	$534

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Numerator:
Numerator for basic income (loss) per share — income (loss) available to common stockholders	$1,371	$(2,899)	$(1,312)	$(11,702)
Effect of dilutive securities:
6 1/2% convertible notes (1)	—	—	—	—

Numerator for diluted income (loss) per share — income (loss) available to common stockholders after assumed conversions	$1,371	$(2,899)	$(1,312)	$(11,702)

Denominator:
Denominator for basic income (loss) per share — weighted-average shares	20,104	12,266	19,617	12,206
Effect of dilutive securities:
Employee stock options (2)	283	—	—	—
6 1/2% convertible notes (1)	—	—	—	—

Dilutive potential common shares	283	—	—	—

Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	20,387	12,266	19,617	12,206

(1)	Diluted EPS for the three- and nine-month periods ended September 25, 2004 and September 27, 2003 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the nine-month period ended September 25, 2004 was 11,424 and the number of “as converted” shares excluded for the three- and nine-month periods ended September 27, 2003 was 4,269,983. $29.4 million of the notes were converted in the fourth quarter of 2003 and the $1.0 million balance of the notes was repaid in March 2004.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 25, 2004 and September 27, 2003 was 822,980 and 1,785,904, respectively, and the number of employee stock options excluded for the nine-month periods ended September 25, 2004 and September 27, 2003 was 1,558,484 and 1,790,007, respectively.

10. Segment Reporting

     Segment Description

     We have two reportable operating segments: Equipment and Imaging. Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto thin-film disks which are used in hard disk drives. Our Imaging business

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Equipment	$32,636	$4,963	$52,192	$17,776
Imaging	2,393	2,653	7,036	6,442

Total	$35,029	$7,616	$59,228	$24,218

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
Equipment	$1,803	(969)	$1,123	$(4,126)
Imaging	(905)	(912)	(2,736)	(3,933)
Corporate activities	365	(628)	(359)	(1,985)

Operating income (loss)	1,263	(2,509)	(1,972)	(10,044)
Interest expense	(41)	(522)	(53)	(1,547)
Interest income	173	39	405	204
Other income and expense, net	91	93	411	(315)

Income (loss) before income taxes	$1,486	$(2,899)	$(1,209)	$(11,702)

Business Segment Assets

	Sept. 25,	December 31,
	2004	2003
	(in thousands)
	Restated
Equipment	$29,792	$25,462
Imaging	7,247	7,702
Corporate activities	51,215	22,811

Total	$88,254	$55,975

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 27,	Sept. 25, 2004	Sept. 27,
	2004	2003	2004	2003
	(in thousands)
	Restated		Restated
United States	$6,086	$3,238	$19,912	$7,846
Far East	28,678	4,378	38,771	16,366
Europe	265	—	545	—
Rest of World	—	—	—	6

Total	$35,029	$7,616	$59,228	$24,218

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

12. Capital Transactions

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the original filing of Form 10-Q for the quarter ended September 25, 2004, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004, as well as at September 25, 2004, based on the criteria set forth in the COSO Internal Control-Integrated Framework.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Changes in internal controls. There was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our third quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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