Form 10-Q
period 2005-04-02
INTEVAC INC
filed 2005-05-12
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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
      On May 6, 2005, 20,368,054 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,460	$17,455
Short-term investments	22,585	24,579
Trade and other accounts receivable, net of allowances of $202 and $217 at April 2, 2005 and December 31, 2004	22,068	4,775
Inventories	20,235	15,375
Prepaid expenses and other current assets	1,064	956

Total current assets	86,412	63,140
Property, plant and equipment, net	5,904	5,996
Long-term investments	5,015	8,052
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3	3

Total assets	$99,765	$79,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,491	$1,647
Accrued payroll and related liabilities	1,556	1,617
Other accrued liabilities	3,011	2,943
Customer advances	21,496	3,833

Total current liabilities	33,554	10,040
Other long-term liabilities	232	207
Shareholders’ equity:
Common stock, no par value	95,319	94,802
Accumulated other comprehensive income	237	253
Accumulated deficit	(29,577)	(25,680)

Total shareholders’ equity	65,979	69,375

Total liabilities and shareholders’ equity	$99,765	$79,622

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands, except
	per share amounts)
	(Unaudited)
Net revenues:
Systems and components	$8,594	$4,193
Technology development	2,011	2,242

Total net revenues	10,605	6,435
Cost of net revenues:
Systems and components	6,396	2,643
Technology development	1,494	1,667
Inventory provisions	720	506

Total cost of net revenues	8,610	4,816

Gross profit	1,995	1,619
Operating expenses:
Research and development	3,125	3,058
Selling, general and administrative	3,191	2,170

Total operating expenses	6,316	5,228

Operating loss	(4,321)	(3,609)
Interest expense	(2)	(12)
Interest income and other, net	433	249

Loss before income taxes	(3,890)	(3,372)
Provision for, (benefit from) income taxes	7	(12)

Net loss	$(3,897)	$(3,360)

Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	1

Total comprehensive loss	$(3,913)	$(3,359)

Basic and diluted loss per share:
Net loss	$(0.19)	$(0.18)
Shares used in per share amounts	20,243	18,736
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(3,897)	$(3,360)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	538	532
Inventory provisions	720	506
Changes in operating assets and liabilities	558	1,037

Total adjustments	1,816	2,075

Net cash and cash equivalents used in operating activities	(2,081)	(1,285)
Investing activities
Purchases of investments	(1,490)	(9,637)
Proceeds from maturities of investments	6,500	—
Purchases of leasehold improvements and equipment	(425)	(911)

Net cash and cash equivalents provided by (used in) investing activities	4,585	(10,548)
Financing activities
Net proceeds from issuance of common stock	517	41,985
Payoff of convertible notes due 2004	—	(1,025)

Net cash and cash equivalents provided by financing activities	517	40,960

Effect of exchange rate changes on cash	(16)	(1)

Net increase in cash and cash equivalents	3,005	29,126
Cash and cash equivalents at beginning of period	17,455	19,507

Cash and cash equivalents at end of period	$20,460	$48,633

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$—	$33
See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Activities and Basis of Presentation
      We are the world’s leading provider of thin-film disk sputtering equipment for the thin-film disk industry and a developer and provider of leading technology for extreme low-light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.
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
      The financial information at April 2, 2005 and for the three-month periods ended April 2, 2005 and March 27, 2004 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
      The results for the three-month period ended April 2, 2005 are not considered indicative of the results to be expected for any future period or for the entire year.

2.	Concentrations
      Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.
      We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

3.	Inventories
      Inventories are priced using standard costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	April 2,	December 31,
	2005	2004

	(In thousands)
Raw materials	$10,914	$5,624
Work-in-progress	6,168	3,496
Finished goods	3,153	6,255

	$20,235	$15,375

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
      Inventory reserves included in the above numbers were $10.7 million and $9.9 million at April 2, 2005 and December 31, 2004, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
      During the three months ended April 2, 2005, $720,000 was added to inventory reserves based on the quarterly analysis and a net $88,000 of inventory was recovered and credited against the reserve. During the three months ended March 27, 2004, $566,000 was added to inventory reserves based on the quarterly analysis and a net $86,000 of inventory was disposed of and charged to the reserve.

4.	Employee Stock Plans
      At April 2, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We plan to adopt the fair value requirements of SFAS No. 123R beginning in 2006.
      The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
Net loss, as reported	$(3,897)	$(3,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(393)	(268)

Pro forma net loss	$(4,290)	$(3,628)

Basic and diluted loss per share:
As reported	$(0.19)	$(0.18)
Pro forma	$(0.21)	$(0.19)
      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three months ended April 2, 2005 and March 27, 2004:

	April 2,	March 27,
	2005	2004

Dividend yield	None	None
Expected volatility	93.02%	95.36%
Risk free interest rate	4.52%	1.97%
Expected lives	7.1 years	2.1 years

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of stock options granted during the period was $6.37 and $6.98 for the three months ended April 2, 2005 and March 27, 2005, respectively.
      The pro forma net loss and net loss per share data listed above includes expense related to the Employee Stock Purchase Plan (“ESPP”). The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	April 2,	March 27,
	2005	2004

Dividend yield	None	None
Expected volatility	93.02%	94.12%
Risk free interest rate	3.83%	1.42%
Expected lives	1.5 years	1.5 years
      The weighted-average fair value of purchase rights granted during the period was $4.42 and $9.47 for the three months ended April 2, 2005 and March 27, 2004, respectively.

5.	Warranty
      Our standard warranty is 12 months from customer acceptance. We also sell extended warranties beyond 12 months to some customers. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable life. A provision for the estimated warranty cost is recorded at the time revenue is recognized.
      On the condensed consolidated balance sheet, the short-term portion of the warranty is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities.
      The following table displays the activity in the warranty provision account for the three-month periods ending April 2, 2005 and March 27, 2004:

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
Beginning balance	$1,116	$534
Expenditures incurred under warranties	(446)	(56)
Accruals for product warranties issued during the reporting period	285	37
Adjustments to previously existing warranty accruals	56	(129)

Ending balance	$1,011	$386

      The following table displays the balance sheet classification of the warranty provision account at April 2, 2005 and at December 31, 2004:

	April 2,	December 31,
	2005	2004

	(In thousands)
Other accrued liabilities	$779	$909
Other long-term liabilities	232	207

Total warranty provision	$1,011	$1,116

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Guarantees
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

	April 2,	December 31,
	2005	2004

	(In thousands)
Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$24,523	$28,017
Corporate debt securities	3,077	4,614

Total investments in debt securities	$27,600	$32,631

Short-term investments	$22,585	$24,579
Long-term investments	5,015	8,052

Total investments in debt securities	$27,600	$32,631

Approximate fair value of investments in debt securities	$27,385	$32,450

      Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable is $1,753,000 and $188,000 of book overdraft at April 2, 2005 and December 31, 2004, respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
Numerator:
Numerator for basic earnings per share — loss available to common stockholders	$(3,897)	$(3,360)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—

Numerator for diluted earnings per share — loss available to common stockholders after assumed conversions	$(3,897)	$(3,360)

Denominator:
Denominator for basic earnings per share — weighted-average shares	20,243	18,736
Effect of dilutive securities:
Employee stock options(2)	—	—
6 1/2% convertible notes(1)	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	20,243	18,736

(1)	Diluted EPS for the three-month period ended March 27, 2004 excludes “as converted” treatment of the convertible notes as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the three-month period ended March 27, 2004 was 34,273.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS as their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended April 2, 2005 and March 27, 2004 was 1,909,463 and 1,452,438, respectively.

9.	New Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. Although we are in the process of evaluating the impact of applying the various provisions of SFAS 123R, we expect that this statement will have a material impact on our financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R until the first interim period beginning after December 15, 2005.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entities status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We are currently in the process of assessing the impact of this guidance.
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We plan to adopt the FIN 47 in the first quarter of fiscal 2006. We do not expect the application of FIN 47 to have a material effect on our financial statements.

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
      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and investments, deferred income tax assets (which are fully offset by a valuation allowance) and other assets.

Segment Profit or Loss and Segment Assets
      We evaluate performance and allocate resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
Equipment	$8,536	$4,153
Imaging	2,069	2,282

Total	$10,605	$6,435

Business Segment Profit & Loss

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
Equipment	$(2,671)	$(2,200)
Imaging	(1,181)	(889)
Corporate activities	(469)	(520)

Operating loss	(4,321)	(3,609)
Interest expense	(2)	(12)
Interest income	266	84
Other income and expense, net	167	165

Loss before income taxes	$(3,890)	$(3,372)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Assets

	Three Months Ended

	April 2,	December 31,
	2005	2004

	(In thousands)
Equipment	$41,179	$19,407
Imaging	7,252	7,135
Corporate activities	51,334	53,080

Total	$99,765	$79,622

Geographic Area Net Trade Revenues

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
United States	$6,785	$2,796
Far East	3,635	3,639
Europe	185	—

Total	$10,605	$6,435

11.	Income Taxes
      We did not accrue a tax benefit for either of the three-month periods ended April 2, 2005 or March 27, 2004, due to the inability to realize additional refunds from loss carry-backs. We recorded $7,000 of income tax expense during the three-month period ended April 2, 2005 related to a claim we received from the California Franchise Tax Board for a portion of the income tax credits we claimed in prior years. The $12,000 credit to income tax expense during the three-month period ended March 27, 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $21.3 million deferred tax asset is fully offset by a $21.3 million valuation allowance, resulting in a net deferred tax asset of zero at April 2, 2005.

12.	Capital Transactions
      During the three-month period ending April 2, 2005, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 117,486 shares were issued under these plans, for which Intevac received $517,000.

13.	Financial Presentation
      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2005 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, cash balances and improved financial results in 2005; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2005, Form 10-Q’s and Form  8-K’s.
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
      Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes are included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section entitled “Certain Factors Which May Affect Future Operating Results.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.
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
      We perform best efforts research and development work under various government-sponsored research contracts. These contracts are a mixture of cost-plus-fixed-fee (“CPFF”) and firm fixed-price (“FFP”). Revenue on CPFF contracts is recognized in accordance with contract terms, typically as costs are incurred. Revenue on FFP contracts is generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Provisions for estimated losses on government-sponsored research contracts are recorded in the period in which such losses are determined.

Inventories
      Inventories are priced using standard costs, which approximate first-in, first-out, and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation. A cost to market reserve is established for work-in-progress and finished goods inventories when the value of the inventory plus the estimated cost to complete exceeds the net realizable value of the inventory.

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
Results of Operations

Three Months Ended April 2, 2005 and March 27, 2004.

Net revenues

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount	%

	(In thousands, except percentages)
Equipment net revenues	$8,536	$4,153	$4,383	106%
Imaging net revenues	2,069	2,282	(213)	(9)%

Total net revenues	$10,605	$6,435	$4,170	65%

      Net revenues consist primarily of sales of equipment used to manufacture magnetic disks, related equipment and system components, and contract research and development related to the development of electro-optical sensors, cameras and systems.
      The increase in Equipment revenue for the three months ending April 2, 2005 was the result of the quarter including customer acceptance of a 200 Lean system for revenue. As of April 2, 2005, we have orders for eleven 200 Lean systems and four MDP-250B systems, all of which we expect to ship and recognize for revenue in fiscal 2005. We expect significant growth in Equipment revenues in 2005, compared to 2004.
      The decrease in Imaging revenues was the result of decreased revenues from contract research and development. In 2005, we expect the Imaging business revenue to grow, with increases in both contract research and development revenue and product revenue, although we do not expect our Imaging business will be profitable in 2005.
      Our backlog of orders at April 2, 2005 was $66.0 million, as compared to $10.5 million at December 31, 2004 and $52.0 million at March 27, 2004. The increase in backlog was primarily the result of orders for disk manufacturing systems and upgrades, and to a lesser extent, orders for contract research and development in the Imaging business. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.
      International sales increased by 5% to $3.8 million for the three months ended April 2, 2005 from $3.6 million for the three months ended March 27, 2004. The increase in international sales was due to contract research and development revenue. International sales constituted 36% of net revenues for the three months ended April 2, 2005 and 57% of net revenues for the three months ended March 27, 2004. International revenues include products shipped to overseas operations of US companies.

Gross margin

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount		%

Equipment gross margin	19.7%	31.2%	(11.5 pts	)	(37)%
Imaging gross margin	15.0%	14.1%	0.9 pts		6%

Total gross margin	18.8%	25.2%	(6.4 pts	)	(25)%

      Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
      Equipment gross margin for the three months ended April 2, 2005 was adversely impacted by the establishment of a $510,000 reserve for costs we expect to incur related to obtaining final customer acceptance of a flat panel manufacturing system shipped in 2003 and by recognition of revenue on a 200 Lean disk manufacturing system that was built early in 2004 prior to the completion of our cost reduction activities. We expect the gross margin for the Equipment business to improve for the balance of 2005, primarily as a result of cost reduction efforts undertaken on the 200 Lean system. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and inventory provisions.
      The increase in Imaging gross margin was due primarily to improved overhead absorption and a reduction in inventory reserve expense. We expect Imaging gross margin in 2005 to be improved over 2004, as the cost-sharing portion of our military head mounted display development program was largely completed at the end of 2004, and we expect revenue in 2005 will be derived primarily from fully funded research and development contracts and, to a lesser extent, from the sale of products.

Research and development

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount %

	(In thousands, except percentages)
Research and development expense	$3,125	$3,058	$67	2%
% of net revenues	29.5%	47.5%
      Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment and Imaging products. We expect that research and development spending in the remainder of 2005 will increase over 2004 as a result of increased spending in both Equipment and Imaging.
      Research and development expenses do not include costs of $1.5 million and $1.7 million, respectively, for the three-month periods ended April 2, 2005 and March 27, 2004 related to Imaging contract research and development. These expenses are included in cost of net revenues.

Selling, general and administrative

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount %

	(In thousands, except percentages)
Selling, general and administrative expense	$3,191	$2,170	$1,021	47%
% of net revenues	30.1%	33.7%
      Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. Domestic sales and international sales of disk manufacturing products in the Far East, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk manufacturing products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have a subsidiary in Singapore to support customers in Southeast Asia. We are planning to open field offices in China and Japan during 2005.
      The increase in selling, general and administrative expense was primarily the result of increases in costs related to customer service and support in the Equipment business and costs for the audit of our Sarbanes-Oxley internal control efforts. We expect that selling, general and administrative expenses for the balance of 2005 will increase over the amount spent in 2004 due primarily to a projected increase in field offices, headcount, travel and employee benefit costs.

Interest expense

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount %

	(In thousands, except percentages)
Interest expense	$2	$12	$(10)	(83)%
      Interest expense consists primarily of interest on our convertible notes and amortization of debt issuance costs. The decrease in interest expense was due to the repayment of the remaining $1.0 million of convertible notes due 2004 in March 2004. We expect interest expense to remain insignificant for the remainder of 2005.

Interest income and other, net

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount %

	(In thousands, except percentages)
Interest income and other, net	$433	$249	$184	74%
      Interest income and other, net in both 2005 and 2004 consisted primarily of interest and dividend income on investments and early payment discounts. We expect interest income to increase in 2005 due to higher interest rates realized on our investments and we expect early payment discounts to increase as a result of increased purchases of inventory.

Provision for (benefit from) income taxes

	Three Months Ended		Change Over
			Prior Period
	April 2,	March 27,
	2005	2004	Amount %

	(In thousands, except percentages)
Provision for (benefit from) income taxes	$7	$(12)	$19	158%
      We did not accrue a tax benefit for either of the three-month periods ended April 2, 2005 or March 27, 2004, due to the inability to realize additional refunds from loss carry-backs. We recorded $7,000 of income tax expense during the three-month period ended April 2, 2005 related to a claim we received from the California Franchise Tax Board. The $12,000 credit to income tax expense in the three months ended March 27, 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary. Our $21.3 million deferred tax asset is fully offset by a $21.3 million valuation allowance, resulting in a net deferred tax asset of zero at April 2, 2005.
Liquidity and Capital Resources
      Our operating activities in the three months ended April 2, 2005 used cash of $2.1 million. The cash used was due primarily to the net loss incurred and increases in accounts receivable and inventory, partially offset by increases in customer advances and accounts payable. The increases in receivables, inventories, payables and customer advances all related to the orders for disk sputtering systems received in the period. In the three months ended March 27, 2004, our operating activities used cash of $1.3 million. The cash used was due primarily to the net loss incurred and increases in inventory, partially offset by reductions in accounts receivable and increases in accounts payable and customer advances.
      Our investing activities in the three months ended April 2, 2005 provided cash of $4.6 million from the net redemption of $5.1 million of investments, partially offset by $425,000 in fixed asset purchases. Investing activities in the three months ended March 27, 2004 used cash of $10.5 million due primarily to the purchase of investments.
      Our financing activities provided cash of $517,000 in the three months ended April 2, 2005 as a result of the sale of our common stock to our employees through our employee benefit plans. In the three months ended March 27, 2004, our financing activities provided cash of $41.0 million due primarily to a public offering of our common stock and, to a lesser extent, the sale of our common stock through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the three months ended March 27, 2004.
      At April 2, 2005, we had $20.5 million of cash and cash equivalents and $22.6 million of short-term investments. We intend to undertake approximately $5.0 million in capital expenditures during 2005 and we believe the existing cash, cash equivalent and short-term investment balances will be sufficient to meet our cash requirements for the balance of 2005.
      We have incurred operating losses each year since 1998 and cannot predict with certainty when we will return to operating profitability. We believe an upturn in demand for the type of disk manufacturing equipment we produce is occurring, and we expect our Equipment business to be profitable in 2005. We also expect to continue to be in the investment mode in Imaging during 2005.
Contractual Obligations
      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of April 2, 2005 are shown in the table below.

		Payments Due by Period

	Total	<1 Year	1–3 Years	3-5 Years	>5 Years

	(In thousands)
Operating lease obligations	$15,653	$3,433	$5,063	$3,326	$3,831
Purchase obligations	20,331	20,331	—	—	—

Total	$35,984	$23,764	$5,063	$3,326	$3,831

Certain Factors Which May Affect Future Operating Results

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.
      Over the last 9 quarters, our revenues per quarter have fluctuated between $35.0 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 4% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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
      Additionally, because our systems are priced in the millions of dollars and we sell a relatively small number of systems, our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders. For example, quarterly revenues in our Equipment business fluctuated between $8.3 million and $32.6 million in the last four quarters. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

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
      Our Equipment business sells equipment to capital intensive industries, which sell commodity products such as disk drives. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. The hard disk drive industry has historically been subject to multi-year cycles because of the long lead times and high costs involved in adding capacity, and to seasonal cycles driven by consumer purchasing patterns, which tend to be heaviest in the third and fourth quarters of each year.
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
      From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with over-capacity and were not investing in new disk sputtering equipment. By 2003, however, over-capacity had diminished, three of our customers announced plans for major capacity expansions, and we shipped our first next generation 200 Lean system. In 2004, one of those customers took delivery of ten new 200 Leans and another of those customers took delivery of a 200 Lean to evaluate its capabilities.
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

      Costs of compliance were significantly larger in 2004 than originally anticipated, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results. In addition, we were unable to complete the efforts required in order to comply with Section 404 in a timely manner in 2004, which impacted our ability to make a timely filing of our Report on Form 10-K. There can be no guarantee that we will not face similar issues in future filings.
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

Our stock price is volatile.
      The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the past 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $3.92 to a high of $11.39 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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
      Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, Financial Accounting Standards Board (FASB) 123R, “Stock-Based Payments” will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges will negatively impact our earnings.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls.
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
      We were not able to assert, in our management certifications filed with our Annual Report on Form 10-K, that our internal control over financial reporting was effective as of December 31, 2004, as our management identified three material weaknesses in our internal control over financial reporting. This or any future inability to assert that our internal controls over financial reporting are effective for any given reporting period (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls), could cause us to lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
      Substantially all of our common stock may be sold without restriction in the public markets. Shares held by our directors, executive officers and affiliates are subject to volume and manner of sale restrictions, and as otherwise described in the following sentence. We have an agreement with Foster City LLC and Redemco LLC that gives Foster City and Redemco the right to require us to file a registration statement on Form S-3, registering the resale of all shares of our common stock held by Foster City and Redemco. In May 2005, Redemco LLC exercised such right and we are currently in the process of filing a registration statement to cover such shares. Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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
      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at April 2, 2005.

						Fair
	2005	2006	2007	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$10,977	—	—	—	$10,977	$10,970
Weighted-average rate	2.58%
Variable rate amounts	$6,355	—	—	—	$6,355	$6,355
Weighted-average rate	2.54%
Short-term investments
Fixed rate amounts	$19,559	$3,026	—	—	$22,585	$22,453
Weighted-average rate	1.99%	1.99%
Long-term investments
Fixed rate amounts	—	$5,015	—	—	$5,015	$4,932
Weighted average rate		2.21%
Total investment portfolio	$36,891	$8,041	—	—	$44,932	$44,710

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At April 2, 2005, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
      Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 2, 2005, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 2, 2005 as a result of the three material weaknesses reported in our Form 10-K for the fiscal year ended December 31, 2004, and discussed below.
      Changes in internal controls. In our Management’s Report over Internal Controls, which was contained in our Form 10-K for the fiscal year ending December 31, 2004, we reported three material weaknesses and the steps we proposed taking to remediate such weaknesses. As of December 31, 2004, we concluded that we did not maintain effective controls over (1) aspects of the Imaging Business, (2) approval of inventory cycle count adjustments, and (3) documentation related to our quarterly review and approval of excess and obsolete inventory reserves. In the first quarter of 2005, we began efforts to remediate the material weaknesses. Specifically, our evaluation and remediation efforts were as follows:

Imaging Business — We determined during the course of our year-end audit that projected, rather than approved, billing rates were used to calculate revenue for cost-plus-fixed-fee technology development contracts. In addition, journal entries for revenue recognition and the related documentation were not subjected to adequate review and approval.

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

To begin remediation of this material weakness, during the first quarter of 2005, we retrained our accounting staff in proper application of revenue recognition policies and implemented policies regarding analyzing contracts for proper revenue recognition accounting. We also changed our process for evaluating accounts receivable to ensure that all balances are reviewed for collectibility on a regular basis. During the second quarter of 2005, we will continue to test the new controls.

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

To remediate this material weakness, the requirement for the appropriate management approval of all cycle count adjustments was re-emphasized in December of 2004. During the first quarter of 2005, we tested a significant sample of the cycle count adjustments and found them to be properly approved. We believe that this material weakness has been remediated.

Documentation of Excess and Obsolete Inventory Reserve Calculation Review and Approval — We determine, on a quarterly basis, the level of reserves required related to excess and obsolete inventory. Excess and obsolete inventory reserves are an estimate, which requires significant judgment on the part of management. Our Chief Financial Officer reviews and approves these estimates on a quarterly basis. Given the significant nature of the estimate, we determined during the course of our internal controls evaluation that improved documentation of those reviews was needed.

To begin remediation of this material weakness, we have documented the management review of the quarterly excess and obsolete calculations in each of the last two quarters. During the second quarter of 2005, we will continue to test the new controls. The calculations surrounding the excess and obsolete requirements are complex, and the reviews required will be modified as additional risk areas are identified.
      Except as discussed above, there was no change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our first quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Date: May 12, 2005

By:	/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: May 12, 2005

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