Form 10-Q
period 2005-07-02
INTEVAC INC
filed 2005-08-11
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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
     On August 8 2005, 20,574,100 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,089	$17,455
Short term investments	23,476	24,579
Trade and other accounts receivable, net of allowances of $0 and $217 at July 2, 2005 and December 31, 2004	24,535	4,775
Inventories	32,456	15,375
Prepaid expenses and other current assets	913	956

Total current assets	99,469	63,140
Property, plant and equipment, net	6,416	5,996
Long term investments	—	8,052
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	202	3

Total assets	$108,518	$79,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,811	$1,647
Accrued payroll and related liabilities	2,292	1,617
Other accrued liabilities	3,053	2,943
Customer advances	22,166	3,833

Total current liabilities	37,322	10,040
Other long-term liabilities	401	207
Shareholders’ equity:
Common stock, no par value	96,229	94,802
Accumulated other comprehensive income	216	253
Accumulated deficit	(25,650)	(25,680)

Total shareholders’ equity	70,795	69,375

Total liabilities and shareholders’ equity	$108,518	$79,622

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net revenues:
Systems and components	$28,545	$15,626	$37,139	$19,819
Technology development	1,873	2,138	3,884	4,380

Total net revenues	30,418	17,764	41,023	24,199
Cost of net revenues:
Systems and components	19,425	10,183	25,821	12,826
Technology development	1,298	1,654	2,792	3,321
Inventory provisions	34	247	754	753

Total cost of net revenues	20,757	12,084	29,367	16,900

Gross profit	9,661	5,680	11,656	7,299
Operating expenses:
Research and development	3,413	3,083	6,538	6,141
Selling, general and administrative	2,741	2,223	5,932	4,393

Total operating expenses	6,154	5,306	12,470	10,534

Operating profit (loss)	3,507	374	(814)	(3,235)
Interest expense	34	—	32	(12)
Interest income and other, net	389	303	822	552

Income (loss) before income taxes	3,930	677	40	(2,695)
Provision for income taxes	3	—	10	(12)

Net income (loss)	$3,927	$677	$30	$(2,683)

Other comprehensive income:
Foreign currency translation adjustments	(21)	(7)	(37)	(6)

Total comprehensive income (loss)	$3,906	$670	$(7)	$(2,689)

Basic income (loss) per share:
Net income (loss)	$0.19	$0.03	$0.00	$(0.14)
Shares used in per share amounts	20,391	20,010	20,317	19,373
Diluted income (loss) per share:
Net income (loss)	$0.19	$0.03	$0.00	$(0.14)
Shares used in per share amounts	21,144	20,678	20,989	19,373
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	July 2,	June 26,
	2005	2004
Operating activities
Net income (loss)	$30	$(2,683)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,049	1,131
Inventory provisions	754	753
Loss on disposal of equipment	4	1
Changes in operating assets and liabilities	(10,253)	(8,993)

Total adjustments	(8,446)	(7,108)

Net cash and cash equivalents used in operating activities	(8,416)	(9,791)
Investing activities
Purchases of investments	(8,859)	(27,895)
Proceeds from maturities of investments	18,000	—
Purchases of leasehold improvements and equipment	(1,462)	(1,108)

Net cash and cash equivalents provided by (used) in investing activities	7,679	(29,003)
Financing activities
Net proceeds from issuance of common stock	1,427	42,207
Payoff of convertible notes due 2004	—	(1,025)

Net cash and cash equivalents provided by financing activities	1,427	41,182
Effect of exchange rate changes on cash	(56)	(15)

Net increase in cash and cash equivalents	634	2,373
Cash and cash equivalents at beginning of period	17,455	19,507

Cash and cash equivalents at end of period	$18,089	$21,880

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$—	$33
Income taxes	$2	$2
See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business Activities and Basis of Presentation
     We are the world’s leading supplier of sputtering equipment used to manufacturer magnetic media used in hard disk drives and a developer and provider of advanced extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.
     Our Equipment business designs, manufactures, markets and services complex capital equipment that deposits, or sputters, highly engineered thin-films onto magnetic disks used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These thin-film disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication.
     Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. We currently develop night-vision technology and equipment for military and commercial applications.
     The financial information at July 2, 2005 and for the three- and six-month periods ended July 2, 2005 and June 26, 2004 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
     The results for the three- and six-month periods ended July 2, 2005 are not considered indicative of the results to be expected for any future period or for the entire year.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
     Inventories are priced using standard costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	July 2,	December 31,
	2005	2004
	(In thousands)
Raw materials	$16,290	$5,624
Work-in-progress	10,266	3,496
Finished goods	5,900	6,255

	$32,456	$15,375

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above numbers were $10.6 million and $9.9 million at July 2, 2005 and December 31, 2004, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
     During the six months ended July 2, 2005, $754,000 was added to the inventory reserves based on the quarterly analysis and a net $87,000 of inventory was recovered and credited against the reserve. During the six months ended June 26, 2004, $753,000 was added to inventory reserves based on the quarterly analysis and $261,000 of inventory was disposed of and charged to the reserve.
4. Employee Stock Plans
     At July 2, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We plan to adopt the fair value requirements of SFAS No. 123R beginning in 2006.
     The following table illustrates the effects on net income and earnings per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Net income (loss), as reported	$3,927	$677	$30	$(2,683)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(717)	(341)	(1,109)	(609)

Pro forma net income (loss)	$3,210	$336	$(1,079)	$(3,292)

Basic income (loss) per share:
As reported	$0.19	$0.03	$0.00	$(0.14)
Pro forma	$0.16	$0.02	$(0.05)	$(0.17)
Diluted income (loss) per share:
As reported	$0.19	$0.03	$0.00	$(0.14)
Pro forma	$0.15	$0.02	$(0.05)	$(0.17)
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three and six months ended July 2, 2005 and June 26, 2004:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Dividend yield	None	None	None	None
Expected volatility	91.43%	93.66%	92.65%	94.29%
Risk free interest rate	3.68%	2.63%	4.32%	2.38%
Expected lives	5.0 years	2.7 years	6.6 years	2.5 years
     The weighted-average fair value of stock options granted was $7.65 and $6.67 for the three and six months ended July 2, 2005, respectively, and $5.04 and $5.76 for the three and six months ended June 26, 2004, respectively.
     The pro forma net loss and net loss per share data listed above includes expense related to the Employee Stock Purchase Plan (“ESPP”). The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Six months ended
	July 2, 2005	June 26, 2004
Dividend yield	None	None
Expected volatility	93.02%	95.36%
Risk free interest rate	3.83%	1.27%
Expected lives	1.5 years	1.5 years
     The weighted-average fair value of purchase rights granted was $4.42 for the six months ended July 2, 2005, and $9.47 for the six months ended June 26, 2004.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Warranty
     Our typical warranty is 12 months from customer acceptance. We also sell extended warranties beyond 12 months to our customers. During this warranty period any necessary non-consumable parts are supplied and installed. The warranty period on consumable parts is limited to their reasonable usable life. A provision for the estimated warranty cost is recorded at the time revenue is recognized.
     On the condensed consolidated balance sheet, the short-term portion of the warranty is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities.
     The following table displays the activity in the warranty provision account, which is included in other accrued liabilities on our balance sheet, for the three and six-month periods ending July 2, 2005 and June 26, 2004:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$1,011	$386	$1,116	$534
Expenditures incurred under warranties	(263)	(53)	(709)	(109)
Accruals for product warranties issued during the reporting period	709	456	994	493
Adjustments to previously existing warranty accruals	220	(135)	276	(264)

Ending balance	$1,677	$654	$1,677	$654

     The following table displays the balance sheet classification of the warranty provision account at July 2, 2005 and at December 31, 2004:

	July 2,	December 31,
	2005	2004
	(In thousands)
Other accrued liabilities	$1,276	$909
Other long-term liabilities	401	207

Total warranty provision	$1,677	$1,116

6. Guarantees
     We have entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay our customers and suppliers. Historically, we have not made any significant indemnification payments under such agreements, and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.
7. Cash, Cash Equivalents and Investments in Debt Securities
     Our investment portfolio consists of cash, cash equivalents and investments in debt securities. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	July 2,	December 31,
	2005	2004
	(in thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$20,429	$28,017
Corporate debt securities	3,047	4,614

Total investments in debt securities	$23,476	$32,631

Short-term investments	$23,476	$24,579
Long-term investments	—	8,052

Total investments in debt securities	$23,476	$32,631

Approximate fair market value of investments in debt securities	$23,332	$32,450

     Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable is $2,994,000 and $188,000 of book overdraft at July 2, 2005 and December 31, 2004, respectively.
8. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Numerator:
Numerator for basic income (loss) per share — loss available to common stockholders	$3,927	$677	$30	$(2,683)
Effect of dilutive securities:
6 1/2% convertible notes (1)	—	—	—	—

Numerator for diluted income (loss) per share — loss available to common stockholders after assumed conversions	$3,927	$677	$30	$(2,683)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Denominator:
Denominator for basic income (loss) per share – weighted-average shares	20,391	20,010	20,317	19,373
Effect of dilutive securities:
Employee stock options (2)	753	668	672	—
6 1/2% convertible notes (1)	—	—	—	—

Dilutive potential common shares	753	668	672	—

Denominator for diluted income (loss) per share – adjusted	21,144	20,678	20,989	19,373

(1)	Diluted EPS for the six-month period ended June 26, 2004 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the six-month period ended June 26, 2004 was 17,137.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended July 2, 2005 and June 26, 2004 was 218,313 and 247,102, respectively, and the number of employee stock options excluded for the six-month periods ended July 2, 2005 and June 26, 2004 was 281,522 and 1,486,205, respectively.
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
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entities status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We are currently in the process of assessing the impact of this guidance.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We plan to adopt the FIN 47 in the first quarter of fiscal 2006. We do not expect the application of FIN 47 to have a material effect on our financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
10. Segment Reporting
Segment Description
     We have two reportable operating segments: Equipment and Imaging. Our reportable segments are business units that offer different products and are each managed separately, under the direction of our Chief Executive Officer. Our Equipment business designs, manufactures, markets and services complex capital equipment that deposits, or sputters, highly engineered thin-films onto magnetic disks used in hard disk drives. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.
     Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets (which are fully offset by a valuation allowance) and other assets.
Segment Profit or Loss and Segment Assets
     We evaluate performance and allocate resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Business Segment Net Revenues

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Equipment	$28,337	$15,403	$36,873	$19,556
Imaging	2,081	2,361	4,150	4,643

Total	$30,418	$17,764	$41,023	$24,199

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Segment Profit & Loss

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
Equipment	$4,672	$1,520	$2,001	$(680)
Imaging	(1,278)	(942)	(2,459)	(1,831)
Corporate activities	113	(204)	(356)	(724)

Operating income (loss)	3,507	374	(814)	(3,235)
Interest expense	34	—	32	(12)
Interest income	285	148	551	232
Other income and expense, net	104	155	271	320

Income (loss) before income taxes	$3,930	$677	$40	$(2,695)

Business Segment Assets

	July 2,	December 31,
	2005	2004
	(in thousands)
Equipment	$57,911	$19,407
Imaging	6,695	7,135
Corporate activities	43,912	53,080

Total	$108,518	$79,622

The portion of our long-lived assets maintained outside of the United States are immaterial.
Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(in thousands)
United States	$2,798	$11,030	$9,583	$13,826
Far East	27,332	6,454	30,967	10,093
Europe	288	280	473	280

Total	$30,418	$17,764	$41,023	$24,199

11. Income Taxes
     For the three months ended July 2, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We also paid the minimum Franchise Tax to the State of California. We did not accrue a tax provision for the three-month period ended June 26, 2004 as the profits for this period were offset by net operating loss carry-forwards. Our $19.9 million deferred tax asset is fully offset by a $19.9 million valuation allowance, resulting in a net deferred tax asset of zero at July 2, 2005.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Capital Transactions
     During the six-month period ending July 2, 2005, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 290,503 shares were issued under these plans, for which Intevac received $1.4 million.
13. Financial Presentation
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue, system revenue recognition, gross margin, operating expenses, interest income, cash balances and improved financial results in 2005; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2005, Form 10-Q’s and Form 8-K’s.
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
Revenue Recognition
     Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. While initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, we expect that 200 Leans will be generally be recognized for revenue upon shipment during 2005. For example, during the three months ended July 2, 2005 six 200 Leans were shipped. The fair market value of all six 200 Leans was recognized for revenue upon shipment. Installation and acceptance was completed during the quarter on one of these six 200 Lean systems. Accordingly, the fair market value of installation and acceptance services for this one system was recognized for revenue.
     In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.
     In certain cases, we sell limited rights to our intellectual property. We recognize license fee revenue when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, we recognize license fee revenue as these payments become due.
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

Results of Operations
Three Months Ended July 2, 2005 and June 26, 2004.
     Net revenues

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
	(in thousands, except percentages)
Equipment net revenues	$28,337	$15,403	$12,934	84%
Imaging net revenues	2,081	2,361	(280)	(12)%

Total net revenues	$30,418	$17,764	$12,654	71%

     Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.
     The increase in Equipment revenue for the three months ending July 2, 2005 was primarily the result of revenue recognition for six 200 Lean systems and three disk lubrication systems and the sale of a D STAR® flat panel technology license for $1.5 million. The three months ended June 26, 2004 included two 200 Lean systems in revenue. Revenue from disk equipment technology upgrades and spare parts decreased in the three months ending July 2, 2005. As of July 27, 2005, we have orders for fifteen 200 Lean systems and six MDP-250B systems. We expect to ship and recognize for revenue twenty of these twenty-one systems in fiscal 2005. We expect significant growth in Equipment revenues in 2005, compared to 2004.
     The decrease in Imaging revenues was the result of decreased revenues from contract research and development. We expect the Imaging business revenue to grow in the second half of 2005 as a result of increasing shipment of low light level cameras, but we do not expect the Imaging business to be profitable in 2005.
     Our backlog of orders at July 2, 2004 was $65.4 million, as compared to $10.5 million at December 31, 2004 and $46.4 million at June 26, 2004. The increase in backlog was primarily the result of orders for disk manufacturing systems. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.
     International sales increased by 310% to $27.6 million for the three months ended July 2, 2005 from $6.8 million for the three months ended June 26, 2004. The increase in international sales was due to higher shipments of disk sputtering systems. International sales constituted 91% of net revenues for the three months ended July 2, 2005 and 38% of net revenues for the three months ended June 26, 2004. International revenues include products shipped to overseas operations of US companies.
     Gross margin

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
Equipment gross margin	33.4%	35.0%	(1.6 pts)	(5)%
Imaging gross margin	9.2%	12.5%	(3.3 pts)	(26)%

Total gross margin	31.8%	32.0%	(0.2 pts)	(1)%

     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin for the three months ended July 2, 2005 was lower than in the three months ended June 26, 2004 due to a reduction in revenue from disk equipment technology upgrades and due to a lower average selling price on the 200 Lean systems recognized for revenue. The 200 Lean systems recognized for revenue in the second quarter of 2004 were engineering systems, while the 200 Lean systems recognized for revenue in the second quarter of 2005 were production systems configured for longitudinal media. The average selling price for the engineering systems was significantly higher than the average selling price for the production systems. Gross margin for the three months ended July 2, 2005 was favorably impacted by $1.4 million of flat panel equipment related activities. The $1.4 million included $1.5 million of gross profit from the technology license sale less $82,000 of increased costs related to obtaining final acceptance of a flat panel manufacturing system shipped in 2003. Gross margins in the Equipment business vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and inventory provisions. We expect the gross margin for the Equipment business to improve in the second half of 2005 as a result of lower manufacturing costs and higher average selling prices for the 200 Lean.
     The decrease in Imaging gross margin was due primarily to an increase in inventory reserve expense. Although we expect improvement in the second half of 2005, Imaging gross margins will vary depending on a number of factors, including the mix of contract research and development revenue vs. product revenue, the level of cost-sharing on our contract research and development efforts and labor utilization.
     Research and development.

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Research and development expense	$3,413	$3,083	$330	11%
% of net revenues	11.2%	17.4%
     Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and Imaging products. The increase in research and development expense in the three months ending July 2, 2005 was the result of increased spending on Imaging projects. We expect that research and development spending in the remainder of 2005 will increase over 2004 as a result of increased spending in both Equipment and Imaging.
     Research and development expenses do not include costs of $1.3 million and $1.7 million, respectively, for the three-month periods ended July 2, 2005 and June 26, 2004 related to Imaging contract research and development. These expenses are included in cost of net revenues.
     Selling, general and administrative.

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Selling, general and administrative expense	$2,741	$2,223	$518	23%
% of net revenues	9.0%	12.5%
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
     The increase in selling, general and administrative expense was primarily the result of increases in costs related to customer service and support in the Equipment business. We expect that selling, general and administrative expenses for the balance of 2005 will increase over the amount spent in 2004 due primarily to a projected increase in field offices, headcount, travel and employee benefit costs.
     Interest expense.

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest expense	$34	$—	$34	N/A
     In the three months ended July 2, 2005, we received a refund of interest paid in 2002 and 2004 related to a sales & use tax audit by the State of California Board of Equalization (“BOE”). We executed a settlement agreement with the BOE for a reduction in the amount of tax and interest previously paid in response to the audit.
     Interest income and other, net.

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Interest income and other, net	$389	$303	$86	28%
     Interest income and other, net in both 2005 and 2004 consisted primarily of interest and dividend income on investments. The increase in the three months ended July 2, 2005 was driven by higher interest rates on our investments.
     Provision for (benefit from) income taxes.

			Change over
	Three months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3	$—	$3	N/A
     For the three months ended July 2, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. We also paid the minimum Franchise Tax of $2,400 to the State of California. We did not accrue a tax provision for the three-month period ended June 26, 2004 as the profits for this period were offset by net operating loss carry-forwards. Our $19.9 million deferred tax asset is fully offset by a $19.9 million valuation allowance, resulting in a net deferred tax asset of zero at July 2, 2005.

Six Months Ended July 2, 2005 and June 26, 2004.
     Net revenues

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
	(in thousands, except percentages)
Equipment net revenues	$36,873	$19,556	$17,317	89%
Imaging net revenues	4,150	4,643	(493)	(11)%

Total net revenues	$41,023	$24,199	$16,824	70%

     The increase in Equipment revenue was the result of higher sales of disk sputtering systems and spare parts and sale of a flat panel equipment technology license. The decrease in Imaging revenues was the result of a reduction in revenues from contract research and development.
     International sales increased by 203% to $31.4 million for the six months ended July 2, 2005 from $10.4 million for the six months ended June 26, 2004. The increase in international sales was due to higher shipments of disk sputtering systems. International sales constituted 77% of net revenues for the six months ended July 2, 2005 and 43% of net revenues for the six months ended June 26, 2004. International revenues include products shipped to overseas operations of US companies.
     Gross margin

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
Equipment gross margin	30.2%	34.2%	(4.0 pts)	(12)%
Imaging gross margin	12.1%	13.3%	(1.2 pts)	(9)%

Total gross margin	28.4%	30.2%	(1.8 pts)	(6)%

     Gross margin for the six months ended July 2, 2005 was favorably impacted by $908,000 of flat panel equipment related activities. The $908,000 included $1.5 million of gross profit from the technology license sale less $592,000 booked as a lower of cost or market reserve for costs we expect to incur related to obtaining final customer acceptance of a flat panel manufacturing system shipped 2003. Gross margin for the six months ended July 2, 2005 was adversely impacted by the recognition of revenue on a 200 Lean system that was built early in 2004, prior to the completion of our cost reduction activities. Gross margin for the six months ended June 26, 2004 was favorably impacted by the 200 Lean systems recognized for revenue in 2004 being sold at a significantly higher average selling price then the systems sold in the six months ended July 2, 2005.
     The decrease in Imaging margin was due primarily to higher unabsorbed overhead in 2005.
Research and development.

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Research and development expense	$6,538	$6,141	$397	7%
% of net revenues	15.9%	25.4%
     The increase in research and development expense in the six months ending July 2, 2005 was the result of a $766,000 or 83% increase in spending on Imaging projects related to development of sensors and cameras for military night-vision systems and near infrared commercial applications, partially offset by a 7% reduction in spending on Equipment projects.
     Research and development expenses do not include costs of $2.8 million and $3.3 million, respectively, for the six-month periods ended July 2, 2005 and June 26, 2004 related to Imaging contract research and development. These expenses are included in cost of net revenues.
     Selling, general and administrative.

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Selling, general and administrative expense	$5,932	$4,393	$1,539	35%
% of net revenues	14.5%	18.2%
     The increase in selling, general and administrative expense for the six months ending July 2, 2005 was primarily the result of $832,000 of increased costs related to customer service and support in the Equipment business and $371,000 of increased costs for our 2004 audit, including the audit of our Sarbanes-Oxley internal control efforts. Additional headcount and related expenses in marketing and business development for the Equipment Business accounted for most of the remaining increase.
     Interest expense.

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest expense	$32	$(12)	$44	N/A
     In the three months ended July 2, 2005, we received a refund of interest we had paid in 2002 and 2004 related to a sales & use tax audit by the State of California Board of Equalization (“BOE”). We executed a settlement agreement with the BOE for a reduction in the amount of tax and interest we had previously paid in response to the audit. Interest expense in the three months ended June 26, 2004 was interest payable on our convertible notes that were paid off in March 2004.
     Interest income and other, net.

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Interest income and other, net	$822	$552	$270	49%
     Interest income and other, net in both 2005 and 2004 consisted primarily of interest and dividend income on investments. The increase in the six months ended July 2, 2005 was the driven by higher interest rates on our investments and a higher average invested balance.

Provision for (benefit from) income taxes.

			Change over
	Six months ended		prior period
	July 2,	June 26,
	2005	2004	Amount %
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$10	$(12)	$22	(183)%
     Income tax expense for the six months ending July 2, 2005 consists of a 2.5% provision on net pretax income, minimum Franchise Tax payment of $2,400 to the State of California and a $7,000 accrual related to a claim we received from the California Franchise Tax Board. We did not accrue a tax benefit for the six-month period ended June 26, 2004 due to the inability to realize additional refunds from loss carry-backs. The $12,000 credit to income tax expense in 2004 related to a revised estimate of 2003 taxes owed by our Singapore subsidiary.
Liquidity and Capital Resources
     Our operating activities used cash of $8.4 million during the six months ended July 2, 2005. The cash used was due primarily to increases in inventory of $17.9 million and in accounts receivable of $19.8 million, partially offset by increases in accounts payable of $8.2 million and in customer advances of $18.3 million. The increase in inventories, accounts payable and customer advances all relate to the orders for disk sputtering systems received in the period. In the six months ended June 26, 2004, our operating activities used cash of $9.8 million. The cash used was due primarily to increases in inventory of $26.6 million and in accounts receivable of $1.6 million, partially offset by increases in accounts payable of $3.8 million and in customer advances of $14.2 million.
     Our investing activities in the six months ended July 2, 2005 provided cash of $7.7 million from the net redemption of $9.2 million of investments partially offset by $1.5 million in fixed assets purchases. In the six months ended June 26, 2004, our investing activities used cash of $29.0 million due primarily to the purchase of investments.
     Our financing activities provided cash of $1.4 million in the six months ended July 2, 2005 as a result of the sale of our common stock to our employees through our employee benefit plans. In the six months ended June 26, 2004, our financing activities provided cash of $41.2 million due primarily to a public offering of our common stock, for which we received $41.6 million. We also sold our common stock to our employees through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the six months ended June 26, 2004.
     At July 2, 2005, we had $18.1 million of cash and cash equivalents and $23.5 million of short-term investments. We intend to undertake approximately $5 million in capital expenditures during 2005, and we expect the cash and cash equivalent balances will increase in the second half of 2005.
     We have incurred operating losses each year since 1998 and cannot predict with certainty when we will return to operating profitability on an annual basis. However, based upon the current outlook in our Equipment business we expect to be profitable on a consolidated basis in fiscal 2005.
Contractual Obligations
     In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of July 2, 2005 are shown in the table below.

		Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$14,865	$3,523	$4,591	$3,365	$3,386
Purchase obligations	16,126	16,126	—	—	—

Total	$30,991	$19,649	$4,591	$3,365	$3,386

Certain Factors Which May Affect Future Operating Results
Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.
     Over the last 10 quarters, our revenues per quarter have fluctuated between $35.0 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 4% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:
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
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our magnetic media sputtering systems to a limited number of customers. In 2004, Seagate accounted for $43.4 million, or 62% of our revenue; and Matsubo accounted for $7.5 million, or 11% of our revenue. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2004 revenues ranged between $6.4 million in the first quarter and $35.0 million in the third quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.
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
     Our future revenues depend significantly on the market acceptance of new products, such as our 200 Lean magnetic media sputtering system, which was first delivered in December 2003, and our ability to cost effectively manufacture and install these products. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high initial production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product, rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.
     We are making a substantial investment to develop a new manufacturing system to address applications other than magnetic media manufacturing. We are in the concept and feasibility stage for this new product. We have not yet completed a fully working prototype, and do not expect to generate any revenue from this product in the next twelve months. We spent $975,000, or 8.4% of our research development costs related to the development of this new product in 2004 and expect to significantly increase our level of spending on this project in 2005. Failure to correctly assess the size of the market, or to successfully develop a product to cost effectively address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.
     Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our Imaging products is currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We cannot assure you that we will succeed in these activities or generate significant sales of these new products. To date, commercial sales of our commercial Imaging products have not been significant and we do not expect to collect significant revenues in 2005 from deployment of LIVAR or our other Imaging products. Failure of any of these products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives, would have a material adverse effect on our business.
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
     The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from the middle of 1998 until mid-2003. In addition, our disk manufacturing customers are generally more sensitive to the cyclical nature of the hard disk drive industry, because many of their customers have internal magnetic disk manufacturing operations and will cut back their purchases of disks from outside suppliers first in an industry downturn. If we fail to anticipate or respond quickly to the industry business cycle, it could have a material adverse effect on our business.
If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.
     From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with over-capacity and were not investing in new disk sputtering equipment. By 2003, however, over-capacity had diminished, three of our customers announced plans for major capacity expansions, and we shipped our first next generation 200 Lean system. Since then, sales of our 200 Lean have increased.
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
     The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of our company and numerous product presentations and demonstrations for our prospective customers. Our sales process for these systems also includes the production of samples and customization of products for our prospective customers. We do not enter into long-term contracts with our customers and therefore until an order is actually submitted by a customer there is no binding commitment to purchase our systems.
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
     In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of NEC Corporation, and Unaxis Holdings, Ltd, each of which has sold substantial numbers of systems worldwide. Up to 1998, we also experienced competition from Ulvac Technologies, Inc. In the market for our Imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Accordingly, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
Our Imaging business depends heavily on government contracts, which are subject to immediate termination and are funded in increments. The termination of or failure to fund one or more of these contracts could have a negative impact on our operations.
     We sell many of our Imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. In 2002, 2003 and 2004, 18%, 26% and 12%, respectively of our consolidated revenues were derived from government contracts. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which we or our customers operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors. The loss of one or more government contracts by us or our customers could have a material adverse effect on our operating results.
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
Our stock price is volatile.
     The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the past 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $3.92 to a high of $12.00 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:
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
     For example, in July 2004 when we announced that our gross margin and gross revenue for the year would be under the expectations of investment analysts, our stock price dropped by approximately half. In addition, the general economic, political, stock market and hard drive industry conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
Our future success depends on international sales and the management of global operations
     International sales accounted for 68% of total revenues in 2004 and 77% of our revenues during the six months ended July 2, 2005. We currently have a customer support office in Singapore and are in the process of opening customer support offices in China and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We market to customers located in the Far East in countries such as China, Japan, Malaysia, Singapore and Taiwan. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to regional economic and political conditions, challenges in staffing and managing foreign operations, changes in currency controls, potentially adverse tax consequences, difference in enforcement of intellectual property rights and fluctuation in interest and currency exchange rates. Any of these factors could have a material adverse effect on our business and operating results.
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
     Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. We earn a significant portion of our revenue from international sales, and there can be no assurance that any of these factors will not have an adverse effect on our ability to sell our products or operate outside the United States. We market to customers located in the Far East in countries such as China, Japan, Malaysia, Singapore and Taiwan.
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
     Substantially all of our common stock may be sold without restriction in the public markets. Shares held by our directors, executive officers and affiliates are subject to volume and manner of sale restrictions, and as otherwise described in the following sentence. We have an agreement with Foster City LLC and Redemco LLC that gives Foster City and Redemco the right to require us to file a registration statement on Form S-3, registering the resale of all shares of our common stock held by Foster City and Redemco. In May 2005, Redemco LLC exercised that right and requested that we register the sale of 2,000,000 shares at any time and in any manner Redemco LLC chooses. We are currently in the process of seeking to have a registration statement covering such sales declared effective. Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.
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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at July 2, 2005.

						Fair
	2005	2006	2007	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$4,994	—	—	—	$4,994	$4,992
Weighted-average rate	2.97%
Variable rate amounts	$10,876	—	—	—	$10,876	$10,876
Weighted-average rate	2.95%
Short-term investments
Fixed rate amounts	$15,446	$8,030	—	—	$23,476	$23,332
Weighted-average rate	2.51%	2.13%
Long-term investments
Fixed rate amounts	—	—	—	—	—	—
Weighted average rate
Total investment portfolio	$31,316	$8,030	—	—	$39,346	$39,200

     Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At July 2, 2005, we had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 2, 2005, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2005 as a result of the one material weakness not remediated of the three material weaknesses reported in our Form 10-K for the fiscal year ended December 31, 2004, and discussed below.
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
     We also determined during the course of our year-end audit that a receivable greater than one year old had not been reserved as a bad debt. During the fourth quarter of 2004, we implemented a bad debt policy that required receivables aged more than one year to be fully reserved. Our review did not include unbilled receivables and we did not establish the appropriate bad debt reserve. This would have resulted in an understatement of bad debt expense and an overstatement of operating profit had it not been discovered prior to the public release of our 2004 earnings.
     To remediate this material weakness, during the first quarter of 2005, we retrained our accounting staff in proper application of revenue recognition policies and implemented policies regarding analyzing contracts for proper revenue recognition accounting. We also changed our process for evaluating accounts receivable to ensure that all balances are reviewed for collectibility on a regular basis. During both the first and second quarters of 2005, we tested the new controls and found them to be working effectively. We believe that this material weakness has been remediated.

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
     To remediate this material weakness, the requirement for the appropriate management approval of all cycle count adjustments was re-emphasized in December 2004. During the first quarter of 2005, we tested a significant sample of the cycle count adjustments and found them to be properly approved. We believe that this material weakness has been remediated.
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
     To begin remediation of this material weakness, we have documented the management review of the quarterly excess and obsolete calculations in each of the last two quarters. The calculations surrounding the excess and obsolete requirements are complex, and the reviews and corresponding documentation required, will be modified as additional risk areas are identified. Remediation efforts are underway and we expect to complete remediation in the third quarter of 2005.
     We believe each of the changes discussed above is a change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our second quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held May 19, 2005. The following actions were taken at this meeting:

					Abstentions
		Affirmative	Negative	Votes	and Broker
		Votes	Votes	Withheld	Non-Votes
(a)	Election of Directors

	Norman H. Pond	20,017,535	4,664	—	277,306
	Kevin Fairbairn	20,009,737	12,462	—	277,306
	David S. Dury	20,018,435	3,764	—	277,306
	Stanley J. Hill	19,983,772	38,427	—	277,306
	David N. Lambeth	19,793,248	228,951	—	277,306
	Robert Lemos	19,913,936	108,263	—	277,306
	Arthur L. Money	15,064,921	4,957,278	—	277,306

(b)	Proposal to approve an amendment to the Company’s
	Bylaws to increase the range of authorized
	directors to a range of five to nine	20,006,344	15,355	—	277,806

(c)	Ratification of Grant Thornton LLP as
	independent public accountants	20,020,60	4 100	—	278,801
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed herewith:

Exhibit
Number	Description

3.2	Bylaws of the Registrant

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.
Date: August 11, 2005	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2005	By:	/s/ CHARLES B. EDDY III
Charles B. Eddy III
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Bylaws of the Registrant

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.