Form 10-Q
period 2005-10-01
INTEVAC INC
filed 2005-11-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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

Registrant’s telephone number, including area code: (408) 986-9888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On November 6, 2005, 20,628,300 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,025	$17,455
Short term investments	41,419	24,579
Trade and other accounts receivable, net of allowances of $0 and $217 at October 1, 2005 and December 31, 2004	33,029	4,775
Inventories	32,666	15,375
Prepaid expenses and other current assets	1,334	956

Total current assets	112,473	63,140
Property, plant and equipment, net	6,835	5,996
Long term investments	—	8,052
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	503	3

Total assets	$122,242	$79,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,470	$1,647
Accrued payroll and related liabilities	3,125	1,617
Other accrued liabilities	4,632	2,943
Customer advances	25,605	3,833

Total current liabilities	43,832	10,040
Other long-term liabilities	686	207
Shareholders’ equity:
Common stock, no par value	96,954	94,802
Accumulated other comprehensive income	229	253
Accumulated deficit	(19,459)	(25,680)

Total shareholders’ equity	77,724	69,375

Total liabilities and shareholders’ equity	$122,242	$79,622

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
Net revenues:
Systems and components	$41,862	$32,721	$79,001	$52,540
Technology development	1,645	2,308	5,529	6,688

Total net revenues	43,507	35,029	84,530	59,228
Cost of net revenues:
Systems and components	29,277	26,322	55,098	39,148
Technology development	1,411	1,972	4,203	5,293
Inventory provisions	(735)	325	19	1,078

Total cost of net revenues	29,953	28,619	59,320	45,519

Gross profit	13,554	6,410	25,210	13,709
Operating expenses:
Research and development	3,897	2,831	10,435	8,972
Selling, general and administrative	3,746	2,316	9,678	6,709

Total operating expenses	7,643	5,147	20,113	15,681

Operating profit (loss)	5,911	1,263	5,097	(1,972)
Interest expense	(20)	(41)	12	(53)
Interest income and other, net	458	264	1,280	816

Income (loss) before income taxes	6,349	1,486	6,389	(1,209)
Provision for income taxes	158	115	168	103

Net income (loss)	$6,191	$1,371	6,221	$(1,312)

Other comprehensive income:
Foreign currency translation adjustments	13	10	(24)	4

Total comprehensive income (loss)	$6,204	$1,381	$6,197	$(1,308)

Basic income (loss) per share:
Net income (loss)	$0.30	$0.07	$0.30	$(0.07)
Shares used in per share amounts	20,567	20,104	20,400	19,617
Diluted income (loss) per share:
Net income (loss)	$0.29	$0.07	$0.29	$(0.07)
Shares used in per share amounts	21,438	20,387	21,138	19,617
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	Oct. 1,	Sept. 25,
	2005	2004
Operating activities
Net income (loss)	$6,221	$(1,312)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,537	1,691
Inventory provisions	19	1,078
Compensation expense in the form of common stock	19	—
Loss on disposal of equipment	6	1
Changes in operating assets and liabilities	(12,174)	(13,120)

Total adjustments	(10,593)	(10,350)

Net cash and cash equivalents used in operating activities	(4,372)	(11,662)
Investing activities
Purchases of investments	(44,658)	(37,922)
Proceeds from sales of investments	35,900	6,000
Purchases of leasehold improvements and equipment	(2,414)	(1,371)

Net cash and cash equivalents used in investing activities	(11,172)	(33,293)
Financing activities
Proceeds from issuance of common stock	2,133	42,582
Payoff of convertible notes due 2004	—	(1,025)

Net cash and cash equivalents provided by financing activities	2,133	41,557

Effect of exchange rate changes on cash	(19)	3

Net decrease in cash and cash equivalents	(13,430)	(3,395)
Cash and cash equivalents at beginning of period	17,455	19,507

Cash and cash equivalents at end of period	$4,025	$16,112

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$—	$33
Income taxes	$2	$2
Other non-cash changes:
Inventories transferred to property, plant and equipment	$—	$706
See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business Activities and Basis of Presentation
     We are the world’s leading supplier of sputtering equipment used to manufacture magnetic media used in hard disk drives and a developer and provider of advanced extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.
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
     The financial information at October 1, 2005 and for the three- and nine-month periods ended October 1, 2005 and September 25, 2004 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
     The results for the three- and nine-month periods ended October 1, 2005 are not considered indicative of the results to be expected for any future period or for the entire year.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
     Inventories are priced using standard costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	October 1,	December 31,
	2005	2004
	(In thousands)
Raw materials	$14,590	$5,624
Work-in-progress	10,099	3,496
Finished goods	7,977	6,255

	$32,666	$15,375

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above numbers were $10.1 million and $9.9 million at October 1, 2005 and December 31, 2004, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
     During the nine months ended October 1, 2005, $19,000 was added to inventory reserves based on the quarterly analysis and $91,000 of inventory was disposed of and charged to the reserve. The $19,000 of additions was net of the reversal of a $288,000 lower of cost or market reserve that existed at December 31, 2004. This reserve was reversed when the system was recognized for revenue in the three months ended October 1, 2005. We also added $133,000 to inventory reserves to provide for the loss or refurbishment of Imaging products consigned to our customers for demonstrations. During the nine months ended September 25, 2004, $1.1 million was added to inventory reserves based on the quarterly analysis and $449,000 of inventory was disposed of and charged to the reserve. A system in inventory with a value of $706,000, net of a $250,000 reserve, was transferred to fixed assets and capitalized.
4. Employee Stock Plans
     At October 1, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We plan to adopt the fair value requirements of SFAS No. 123R beginning in 2006.
     The following table illustrates the effects on net income (loss) and earnings (loss) per share if Intevac had applied the fair value-recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Net income (loss), as reported	$6,191	$1,371	$6,221	$(1,312)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(518)	(47)	(1,627)	(657)

Pro forma net income (loss)	$5,673	$1,324	$4,594	$(1,969)

Basic income (loss) per share:
As reported	$0.30	$0.07	$0.30	$(0.07)
Pro forma	$0.28	$0.06	$0.23	$(0.10)
Diluted income (loss) per share:
As reported	$0.29	$0.07	$0.29	$(0.07)
Pro forma	$0.26	$0.06	$0.22	$(0.10)
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three- and nine-month periods ended October 1, 2005 and September 25, 2004:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Dividend yield	None	None	None	None
Expected volatility	90.20%	95.23%	92.50%	94.68%
Risk free interest rate	4.26%	2.67%	4.32%	2.50%
Expected lives	5.66 years	3.02 years	6.54 years	2.70 years
     The weighted-average fair value of stock options granted was $8.67 and $6.79 for the three and nine months ended October 1, 2005, respectively, and $2.59 and $4.46 for the three and nine months ended September 25, 2004, respectively.
     The pro forma net income (loss) and net income (loss) per share data listed above includes expense related to the Employee Stock Purchase Plan (“ESPP”). The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Dividend yield	None	None	None	None
Expected volatility	90.20%	95.23%	91.53%	95.23%
Risk free interest rate	3.97%	2.42%	3.90%	2.37%
Expected lives	1.00 year	1.99 years	1.23 years	1.92 years
     The weighted-average fair value of purchase rights granted was $6.00 and $5.14 for the three and nine months ended October 1, 2005, respectively, and $2.78 and $2.95 for the three and nine months ended September 25, 2004, respectively.

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
     The following table displays the activity in the warranty provision account for the three and nine-month periods ending October 1, 2005 and September 25, 2004:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$1,677	$654	$1,116	$534
Expenditures incurred under warranties	(137)	(277)	(846)	(386)
Accruals for product warranties issued during the reporting period	1,352	1,321	2,346	1,815
Adjustments to previously existing warranty accruals	(64)	(120)	212	(385)

Ending balance	$2,828	$1,578	$2,828	$1,578

     The following table displays the balance sheet classification of the warranty provision account at October 1, 2005 and at December 31, 2004:

	October 1,	December 31,
	2005	2004
	(In thousands)
Other accrued liabilities	$2,142	$909
Other long-term liabilities	686	207

Total warranty provision	$2,828	$1,116

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
7. Cash, Cash Equivalents and Investments
     Our investment portfolio consists of cash, cash equivalents and investments in debt securities and municipal bonds. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equivalents. Investments in debt securities and municipal bonds consists principally of highly rated debt instruments with maturities generally between one and 25 months.
     We account for our investments in debt securities and municipal bonds in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. We have no trading securities. The cost of investment securities sold is determined by the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and municipal bonds.

	October 1,	December 31,
	2005	2004
	(in thousands)
Amortized Principal Amount:
Debt securities issued by US government agencies	$18,411	$28,017
Municipal bonds	15,000	—
Corporate debt securities	8,008	4,614

Total investments	$41,419	$32,631

Short-term investments	$41,419	$24,579
Long-term investments	—	8,052

Total investments	$41,419	$32,631

Approximate fair market value of investments	$41,308	$32,450

     Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable is $3,443,000 and $188,000 of book overdraft at October 1, 2005 and December 31, 2004, respectively.
8. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Numerator:
Numerator for basic income (loss) per share – income (loss) available to common stockholders	$6,191	$1,371	$6,221	$(1,312)

Effect of dilutive securities:
6 1/2% convertible notes (1)	—	—	—	—

Numerator for diluted income (loss) per share – income (loss) available to common stockholders after assumed conversions	$6,191	$1,371	$6,221	$(1,312)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Denominator:
Denominator for basic income (loss) per share – weighted-average shares	20,567	20,104	20,400	19,617
Effect of dilutive securities:
Employee stock options (2)	871	283	738	—
6 1/2% convertible notes (1)	—	—	—	—

Dilutive potential common shares	871	283	738	—

Denominator for diluted income (loss) per share – adjusted	21,438	20,387	21,138	19,617

(1)	Diluted EPS for the nine-month period ended September 25, 2004 exclude “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded for the nine-month period ended September 25, 2004 was 11,424.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended October 1, 2005 and September 25, 2004 was 137,198 and 822,980, respectively, and the number of employee stock options excluded for the nine-month periods ended October 1, 2005 and September 25, 2004 was 233,414 and 1,558,484, respectively.
9. New Accounting Pronouncements
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Equipment	$41,519	$32,636	$78,392	$52,192
Imaging	1,988	2,393	6,138	7,036

Total	$43,507	$35,029	$84,530	$59,228

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
Equipment	$7,177	1,803	$9,178	$1,123
Imaging	(1,415)	(905)	(3,874)	(2,736)
Corporate activities	149	365	(207)	(359)

Operating income (loss)	5,911	1,263	5,097	(1,972)
Interest expense	(20)	(41)	12	(53)
Interest income	312	173	863	405
Other income and expense, net	146	91	417	411

Income (loss) before income taxes	$6,349	$1,486	$6,389	$(1,209)

Business Segment Assets

	October 1,	December 31,
	2005	2004
	(in thousands)
Equipment	$65,500	$19,407
Imaging	7,187	7,135
Corporate activities	49,555	53,080

Total	$122,242	$79,622

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2005	2004	2005	2004
	(in thousands)
United States	$6,315	$6,086	$15,898	$19,912
Far East	36,971	28,678	67,938	38,771
Europe	221	265	694	545

Total	$43,507	$35,029	$84,530	$59,228

11. Income Taxes
     For the three- and nine-month periods ended October 1, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We also paid the minimum Franchise Tax to the State of California. We recorded $7,000 of income tax expense during the nine months ended October 1, 2005 related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. Our $17.8 million deferred tax asset is fully offset by a $17.8 million valuation allowance, resulting in a net deferred tax asset of zero at October 1, 2005.
     We did not accrue a tax provision for the three-month period ended September 25, 2004 as the profits for this period were offset by net operating loss carry-forwards. We did not accrue a tax benefit for the nine-month period ended September 25, 2004 due to the inability to realize additional refunds from loss carry-backs. We recorded $115,000 of income tax expense during the three-month period ended September 25, 2004 related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. During the nine-month period ended September 25, 2004, we also recorded a credit to income tax expense related to a revised estimate of 2003 taxes owed by our Singapore subsidiary.
12. Capital Transactions
     During the nine-month period ending October 1, 2005, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 439,381 shares were issued under these plans, for which Intevac received $2.1 million.
13. Financial Presentation
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2005 presentation.
14. Subsequent Event
     On October 27, 2005, the Board of Directors of Intevac, Inc. (“Intevac”) approved accelerating the vesting of approximately 306,000 “out-of-the-money” unvested common stock options previously awarded to employees and officers under Intevac’s stock option plans. The exercise prices of the accelerated common stock options range from $9.31 per share to $15.50 per share and have a weighted average exercise price of $11.131 per share. The closing price of Intevac’s common stock on October 27, 2005 was $9.06 per share. As a condition to the acceleration of vesting, the holders of the accelerated common stock options are required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would otherwise have vested, had the vesting of common stock options not been accelerated. This restriction continues to apply regardless of any termination of the optionees’ employment.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The purpose of the acceleration of these common stock options is to eliminate future stock compensation expense that Intevac would otherwise have been required to recognize in its statement of operations with respect to these common stock options after the adoption of Statement of Financial Accounting Standard No. 123R “Share-Based Payment,” in January 2006. SFAS 123R will be effective for Intevac beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as footnote disclosure in its consolidated financial statements. The maximum reduction in future stock compensation expense is estimated to be approximately $1.5 million, which would have otherwise been recognized beginning in January 2006 through the fourth quarter of 2009. The effect on fiscal 2006 is a reduction in compensation expense of approximately $798,000. The $1.5 million of compensation expense was estimated using the Black-Scholes option-pricing model, which is used by Intevac to calculate the fair value of its options in determining the pro forma impact of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” for disclosure purposes only.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected shipments, revenue, system revenue recognition, gross margin, operating expenses, interest income, cash balances and improved financial results in 2005; our projected customer requirements for new capacity and technology upgrades for our installed base of thin-film disk manufacturing equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Certain Factors Which May Affect Future Operating Results” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2005, Form 10-Q’s and Form 8-K’s.
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
Revenue Recognition
     Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, during the three months ended October 1, 2005 ten 200 Leans were shipped. The fair market value of seven of the 200 Leans was recognized for revenue upon shipment. Installation and acceptance was completed during the quarter on three of these seven 200 Lean systems. Accordingly, the fair market value of installation and acceptance services for these three systems was recognized for revenue. The other three 200 Leans were shipped to customers where we have not yet met defined acceptance levels, and revenue recognition has been deferred until customer acceptance.
     In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.
     In certain cases, we sell limited rights to our intellectual property. Revenue from the sale of any intellectual property license will generally be recognized at the inception of the license term.
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

Results of Operations
Three Months Ended October 1, 2005 and September 25, 2004.
Net revenues

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Equipment net revenues	$41,519	$32,636	$8,883	27%
Imaging net revenues	1,988	2,393	(405)	(17)%

Total net revenues	$43,507	$35,029	$8,478	24%

     Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components; flat panel equipment technology license fees; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.
     The increase in Equipment revenue for the three months ending October 1, 2005 was primarily the result of a higher average selling price for the seven 200 Lean systems and two MDP-250B systems recognized for revenue in the current quarter and revenue recognition of nine disk lubrication systems and one flat panel manufacturing system. The three months ended September 25, 2004 included customer acceptance of eight 200 Lean systems and the sale of one MDP-250B system. Revenue from disk equipment technology upgrades and spare parts decreased in the three months ending October 1, 2005. As of October 1, 2005, we have orders for eleven 200 Lean systems and four MDP-250B systems. We expect to ship and recognize revenue for twelve to thirteen of these systems in the fourth quarter of 2005.
     Imaging revenues decreased to $2.0 million for the three months ended October 1, 2005 from $2.4 million for the three months ended September 25, 2004. The decrease in Imaging revenues was the result of decreased revenues from contract research and development. We expect fourth quarter Imaging revenues will be equal to or greater than the third quarter of 2005.
     Our backlog of orders at October 1, 2005 was $65.4 million, unchanged from July 2, 2005 and a significant increase over the backlog at September 25, 2004 of $16.3 million. The increase in backlog was primarily the result of orders for disk manufacturing systems. We include in backlog the value of purchase orders for our products that have been shipped but not accepted or that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy.
     International sales increased by 29% to $37.2 million for the three months ended October 1, 2005 from $28.9 million for the three months ended September 25, 2004. The increase in international sales was due to higher shipments of disk manufacturing systems. International sales constituted 86% of net revenues for the three months ended October 1, 2005 and 83% of net revenues for the three months ended September 25, 2004. International revenues include products shipped to overseas operations of US companies.
Gross margin

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
Equipment gross margin	32.0%	19.1%	12.9 pts	68%
Imaging gross margin	13.8%	7.7%	6.1 pts	79%
Total gross margin	31.2%	18.3%	12.9 pts	70%

     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment margin for the three months ended October 1, 2005 improved significantly due primarily to lower manufacturing costs and a higher average selling price for 200 Lean systems. The flat panel manufacturing system recognized for revenue in the three months ended October 1, 2005 was originally shipped in 2003 and contributed minimal gross profit. Equipment margin for the three months ended September 25, 2004 was adversely impacted by higher than anticipated costs incurred during the rapid production, installation and startup of the initial production run of 200 Lean systems, by costs for scrap, rework and inventory obsolescence, related primarily to design changes on our 200 Lean disk manufacturing system, and by favorable pricing offered to our first 200 Lean customer. Gross margins in the Equipment business vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and inventory provisions. We expect the gross margin for the Equipment business to improve in the fourth quarter of 2005 and in 2006.
     Imaging margin improved in the three months ended October 1, 2005 due primarily to increased product revenue, which carries a higher gross margin than funded research and development, and to improved absorption of factory overhead. We expect margins in the Imaging business to decline in the fourth quarter of 2005 and then show slow improvement in 2006. The anticipated low margin is the result of cost-shared development programs.
Research and development

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Research and development expense	$3,897	$2,831	$1,066	38%
% of net revenues	9.0%	8.1%
     Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment and imaging products. The increase in research and development expense in the three months ended October 1, 2005 was the result of increased spending on both Equipment and Imaging projects and projected provisions for employee profit sharing and bonus plans. We expect research and development expense in the fourth quarter of 2005 and in 2006 to be higher than the current period due to increased spending on both Equipment and Imaging projects and provisions for employee profit sharing and bonus plans.
     Research and development expenses do not include costs of $1.4 million and $2.0 million, respectively, for the three-month periods ended October 1, 2005 and September 25, 2004 related to Imaging contract research and development. These expenses are included in cost of net revenues.
Selling, general and administrative

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Selling, general and administrative expense	$3,746	$2,316	$1,430	62%
% of net revenues	8.6%	6.6%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. Domestic sales and international sales of disk manufacturing products in the Far East, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk manufacturing products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have a subsidiary in Singapore to support customers in Southeast Asia. We plan to open field offices in China during the fourth quarter of 2005 and in Thailand during the first quarter of 2006.
     The increase in selling, general and administrative expense was primarily the result of increases in costs related to customer service and support in the Equipment business and projected provisions for employee profit sharing and bonus plans. We expect selling, general and administrative expense in the fourth quarter of 2005 and in 2006 to be higher than the current period due to increases in costs related to customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans.
Interest expense

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest expense	$(20)	$(41)	$21	51%
     Interest expense in both the three-month periods ended October 1, 2005 and September 25, 2004 related to a claim from the State of California for a portion of income tax credits we claimed in prior years. We had been recording a quarterly estimate of the interest expense related to the claim until the current quarter when the final bill was received from the State and the actual interest was recorded.
Interest income and other, net

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest income and other, net	$458	$264	$194	73%
     Interest income and other, net in both 2005 and 2004 consisted primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended October 1, 2005 was driven by higher interest rates on our investments and a foreign currency gain.
Provision for income taxes

			Change over
	Three months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$158	$115	$43	37%
     For the three-month period ended October 1, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. We did not accrue a tax provision for the three-month period ended September 25, 2004, as the profits for this period were offset by net operating loss carry-forwards. We did record, however, $115,000 of income tax expense during the three-month period ended September 25, 2004 related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. Our $17.8 million deferred tax asset is fully offset by a $17.8 million valuation allowance, resulting in a net deferred tax asset of zero at October 1, 2005.

Nine Months Ended October 1, 2005 and September 25, 2004.
Net revenues

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Equipment net revenues	$78,392	$52,192	$26,200	50%
Imaging net revenues	6,138	7,036	(898)	(13)%

Total net revenues	$84,530	$59,228	$25,302	43%

     The increase in Equipment revenue was the result of higher sales of disk sputtering systems, the sale of a flat panel manufacturing system and the sale of a flat panel equipment technology license. The decrease in Imaging revenues was the result of a reduction in revenues from contract research and development, partially offset by increased revenues from product shipments.
     International sales increased by 75% to $68.6 million for the nine months ended October 1, 2005 from $39.3 million for the nine months ended September 25, 2004. The increase in international sales was due to increased shipments of disk sputtering systems and the sale of one flat panel manufacturing system. International sales constituted 81% of net revenues for the nine months ended October 1, 2005 and 66% of net revenues for the nine months ended September 25, 2004.
Gross margin

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
Equipment gross margin	31.2%	24.7%	6.5 pts	26%
Imaging gross margin	12.7%	10.9%	1.8 pts	17%
Total gross margin	29.8%	23.1%	6.7 pts	29%
     Equipment gross margin for the nine months ended October 1, 2005 was favorably impacted by lower manufacturing costs and a higher average selling price for 200 Lean systems.
     The increase in Imaging margin was due primarily to improved overhead absorption in the nine months ended October 1, 2005.
Research and development

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Research and development expense	$10,435	$8,972	$1,463	16%
% of net revenues	12.3%	15.1%
     The increase in research and development expense in the nine months October 1, 2005 was primarily the result of a $1.2 million increase in spending on Imaging projects related to the development of sensors and cameras for night-vision systems and near infrared commercial applications.
     Research and development expenses do not include costs of $4.2 million or $5.3 million, respectively, for the nine-month periods ended October 1, 2005 and September 25, 2004 related to Imaging contract research and development. These expenses are included in cost of net revenues.

Selling, general and administrative

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Selling, general and administrative expense	$9,678	$6,709	$2,969	44%
% of net revenues	11.4%	11.3%
     The increase in selling, general and administrative expense for the nine months ending October 1, 2005 was primarily the result of increased costs related to customer service and support in the Equipment business, additional headcount and related expenses in marketing and business development for the Equipment Business, and increased costs related to the 2004 audit of our internal controls.
Interest expense

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest expense	$12	$(53)	$65	n/a
     Interest expense in the nine months ended October 1, 2005, included $26,000 related to a claim from the State of California for a portion of income tax credits we claimed in prior years and a $38,000 refund of interest we had paid in 2002 and 2004 related to a sales and use tax audit by the State of California Board of Equalization (“BOE”). We executed a settlement agreement with the BOE for a reduction in the amount of tax and interest we owed compared to what we had previously paid in response to the audit. Interest expense in the nine months ended September 25, 2004 included interest payable on our convertible notes that were paid off in March 2004 and interest expense related to a claim from the State of California for a portion of income tax credits we claimed in prior years.
Interest income and other, net

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Interest income and other, net	$1,280	$816	$464	57%
     Interest income and other, net in both 2005 and 2004 consisted primarily of interest and dividend income on investments. The increase in the nine months ended October 1, 2005 was driven by higher interest rates on our investments and a higher average invested balance.
Provision for income taxes

			Change over
	Nine months ended		prior period
	Oct. 1,	Sept. 25,
	2005	2004	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$168	$103	$65	63%
     Income tax expense for the nine months ending October 1, 2005 consists of a 2.5% provision on net pretax income, minimum Franchise Tax payment of $2,400 to the State of California and a $7,000 accrual related to a claim we received from the California Franchise Tax Board. We did not accrue a tax benefit for the nine-month period ended September 25, 2004 due to the inability to realize additional refunds from loss carry-backs. The $103,000 tax provision in 2004 consists of a $12,000 credit related to a revised estimate of 2003 taxes owed by our Singapore subsidiary and a $115,000 accrual related to a claim we received from the California Franchise Tax Board.

Liquidity and Capital Resources
     Our operating activities used cash of $4.4 million during the nine months ended October 1, 2005. The cash used was due primarily to increases in accounts receivable of $28.3 million and in inventory of $17.3 million, partially offset by our net profit and increases in customer advances of $21.8 million and in accounts payable of $8.8 million. In the nine months ended September 25, 2004, our operating activities used cash of $11.7 million due primarily to the net loss incurred, increases in inventory and reductions in accounts payable and customer advances, partially offset by decreases in accounts receivable and increases in other accrued liabilities.
     Our investing activities used cash of $11.2 million in the nine months ended October 1, 2005 due primarily to the net purchase of investments. Investing activities in the nine months ended September 25, 2004 used cash of $33.3 million due primarily to the net purchase of investments.
     Our financing activities provided cash of $2.1 million in the nine months ended October 1, 2005 as a result of the sale of our common stock to our employees through our employee benefit plans. In the nine months ended September 25, 2004, our financing activities provided cash of $41.6 million due primarily to a public offering of our common stock, for which we received $41.6 million. We also sold our common stock to our employees through our employee benefit plans. We retired the remaining $1.0 million of our convertible notes during the nine months ended September 25, 2004.
     At October 1, 2005, we had $4.0 million of cash and cash equivalents and $41.4 million of short-term investments. We expect our combined cash and investment balances to increase in the fourth quarter of 2005. We intend to undertake approximately $7 to $9 million in capital expenditures over the next twelve months.
     We have incurred operating losses each year since 1998 and cannot predict with certainty when we will return to operating profitability on an ongoing annual basis. However, based upon our current outlook we expect to be profitable on a consolidated basis in fiscal 2005.
Contractual Obligations
     In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of October 1, 2005 are shown in the table below.

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$13,986	$3,522	$4,119	$3,403	$2,942
Purchase obligations	15,918	15,918	—	—	—

Total	$29,904	$19,440	$4,119	$3,403	$2,942

Certain Factors Which May Affect Future Operating Results
Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.
     Over the last 11 quarters, our revenues per quarter have fluctuated between $43.5 million and $4.6 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 14% and (90%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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
     Additionally, because our systems are priced in the millions of dollars and we sell a relatively small number of systems, our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders. For example, quarterly revenues in our Equipment business fluctuated between $8.3 million and $41.5 million in the last four quarters. As a result, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.
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
     For example, the majority of our revenues in the nine months ended October 1, 2005 were from sale of our 200 Lean magnetic media sputtering system, which was first delivered in December 2003. Advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. Initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product, rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.
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
We have a recent history of significant losses and may not regain annual profitability on a sustained basis. If we do not establish sustained profitable operations in the future, then our share price is likely to decline.
     The majority of our revenues and gross profit have historically been derived from sales of disk sputtering equipment. Sales of our disk sputtering equipment were severely depressed from the middle of 1998 until mid-2003. Also, our Imaging business has yet to earn an annual profit. We have experienced an operating loss in each of the last five fiscal years. Our operating loss in 2004 was $5.2 million, and as of December 31, 2004, we had an accumulated deficit of $25.7 million. To regain and sustain annual profitability, we will need to increase gross margins and generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. Based on our current outlook, we expect to be profitable on a consolidated basis in fiscal 2005. But we cannot predict with certainty when we will return to operating profitability on a sustained annual basis. If we fail to attain sustained profitability within the time frame expected by securities analysts or investors, then the market price of our common stock will likely decline.
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
     In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of Canon, and Unaxis Holdings, Ltd, each of which has sold substantial numbers of systems worldwide. Up to 1998, we also experienced competition from Ulvac Technologies, Inc. In the market for our Imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Accordingly, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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
Our stock price is volatile.
     The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the past 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $5.01 to a high of $14.94 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:
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
Our future success depends on international sales and the management of global operations
     International sales accounted for 68% of total revenues in 2004 and 81% of our revenues during the nine months ended October 1, 2005. We currently have a customer support office in Singapore and are in the process of opening customer support offices in China and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We market to customers located in the Far East in countries such as China, Japan, Malaysia, Singapore and Taiwan. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to regional economic and political conditions, challenges in staffing and managing foreign operations, changes in currency controls, potentially adverse tax consequences, difference in enforcement of intellectual property rights and fluctuation in interest and currency exchange rates. Any of these factors could have a material adverse effect on our business and operating results.
Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.
     Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—Revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We intend to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures, previously permitted under SFAS 123 and adopted by Intevac, no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, could change the way we compensate our employees, or may cause other changes in the way we conduct our business.
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
     Substantially all of our common stock may be sold without restriction in the public markets. Shares held by our directors, executive officers and affiliates are subject to volume and manner of sale restrictions, and as otherwise described in the following sentence. We have an agreement with Foster City LLC and Redemco LLC that gives Foster City and Redemco the right to require us to file a registration statement on Form S-3, registering the resale of all shares of our common stock held by Foster City and Redemco. In August 2005, at the request of Redemco LLC, we registered the sale of 2,000,000 shares at any time and in any manner Redemco LLC chooses. Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at October 1, 2005.

						Fair
	2005	2006	2007	Beyond	Total	Value
	(in thousands)
Cash equivalents
Fixed rate amounts	—	—	—	—	—	—
Weighted-average rate
Variable rate amounts	$2,897	—	—	—	$2,897	$2,897
Weighted-average rate	3.53%
Short-term investments
Fixed rate amounts	$25,458	$15,961	—	—	$41,419	$41,308
Weighted-average rate	3.26%	3.02%
Long-term investments
Fixed rate amounts	—	—	—	—	—	—
Weighted average rate

Total investment portfolio	$28,355	$15,961	—	—	$44,316	$44,205
     Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At October 1, 2005, we had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended October 1, 2005, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2005.
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

     To remediate this material weakness, we have documented the management review of the quarterly excess and obsolete calculations in each of the last two quarters. We have also performed tests over the calculations surrounding the excess and obsolete requirements and found them to be working properly. We believe that this material weakness has been remediated.
     We believe each of the changes discussed above is a change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our third quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

INTEVAC, INC.
Date: November 10, 2005	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2005	By:	/s/ CHARLES B. EDDY III
Charles B. Eddy III
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT TO INDEX

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