Form 10-K
period 2005-12-31
INTEVAC INC
filed 2006-03-15
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock (no par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2005 was approximately $120,176,000 (based on the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ National Market System for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 27, 2006, 20,919,251 shares of the Registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “plans,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to technology and market trends in the data storage, hard disk drive and magnetic disk market; comments related to technology and market trends in military and commercial markets for low light sensors, cameras and systems; projected seasonality and cyclicality in the market for our equipment products; projected sales of hard disk drives and magnetic disks for hard disk drives; expectations of our continued leadership position in magnetic disk manufacturing equipment; projected customer requirements for new capacity and for technology upgrades, such as for perpendicular recording, to their installed base of magnetic disk manufacturing equipment, as well as the ability of our products to meet these requirements; expectations regarding the extended sales cycles for our equipment and military products; projected technology roadmaps and deployment schedules for our military customers; discussions of expected features, performance, costs, and competitive advantages of products we are developing, including 200 Lean systems, LIVAR cameras and systems, NightVista cameras, MOSIR cameras, cameras for military head-mounted applications and commercial markets and low light level sensors; expectations of establishing relationships with development and distribution partners for our Imaging products; discussions of development of manufacturing systems for entry into new markets not previously addressed by us; and discussions of the costs of complying with government regulations. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors.”

PART I

Item 1.	Business

Overview

We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives. We are also a developer and provider of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.

Our Equipment business designs, manufactures, markets and services complex capital equipment which deposits, or sputters, highly engineered thin-films onto magnetic disks used in hard disk drives. We believe our systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Our customers are manufacturers of magnetic disks for hard disk drives, and include Fuji Electric, Hitachi Global Storage Technologies, Maxtor and Seagate Technology. We believe the rapid growth of digital data, the transition from videocassette recorders to digital video recorders and the growth of new consumer applications, such as personal video recorders, video game consoles and MP3 players, along with new technology advances in the industry, provide us with a significant growth opportunity. The vast majority of our revenue is currently derived from our Equipment business, and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. We develop night-vision technology and equipment for military and commercial applications. To date, our revenues have been derived primarily from research and development contracts funded by the U.S. government, rather than actual product sales. Applications for our imaging technology include sensors and cameras for use in extreme low light situations and systems for positive identification of targets at long range. We also plan to develop and market commercial products addressing markets such as life science, physical science and security.

Intevac was incorporated in October 1990 in California and completed a leveraged buyout of a number of divisions of Varian Associates in February 1991. The technologies acquired from Varian formed the foundation for our Equipment and Imaging businesses. Our principal executive offices are located at 3560 Bassett Street, Santa Clara, California 95054, and our phone number is (408) 986-9888. Our Internet home page is located at www.intevac.com; however the information in, or that can be accessed through, our home page is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

“Intevac®,” “LIVAR®,” “D-STAR®,” “NightVista®,” “200 Leantm ,” and “MOSIRtm,” among others, are our trademarks.

Equipment Business

Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These magnetic disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are also utilizing our expertise in complex manufacturing equipment to develop new manufacturing products that address markets outside the disk drive industry.

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

•	New consumer electronics applications, such as digital video and audio recorders, video game platforms, emerging HDTV applications and streaming video require significant digital data storage capability.

•	Personal computers have evolved from devices operating simple applications such as word processing, to powerful machines that are capable of playing, recording and creating multimedia content, such as images, audio and video. These requirements have driven demand for new personal computers and increased capacity for data storage.

•	The proliferation of personal computers into the emerging markets of Asia and Eastern Europe.

•	Enterprise data storage requirements are increasing, as regulations and other business factors require companies to archive more information, such as documents and email. Additionally, companies are transitioning from paper-based storage to digital data-based storage and digital backup.

•	Certain traditional analog storage applications are transitioning to digital hard disk-based storage. For example, the video surveillance industry, including home security, law enforcement, private security services, retail, transportation and government agencies, is transitioning from analog video tapes to digital hard disk storage.

As a result of these and other storage applications, TrendFocus reported that hard disk drive shipments grew by 25% during 2005 to 381 million units and projected a 14.4% annual growth in hard disk drive units through 2010.

Hard Disk Drive Market Dynamics

Areal Density Increasing.  Areal density, defined as the density of information stored on magnetic disks, continues to increase. Higher areal density allows more information to be stored on each magnetic disk, which enables hard disk drive manufacturers to provide greater data storage capacity at a lower cost per gigabyte.

Transition from Longitudinal to Perpendicular Recording.  Historically, magnetic disk manufacturers have been able to increase the areal density of a disk by improving existing longitudinal recording processes, a storage method where magnetized data bits are parallel to the disk. However, in the past few years, the rate of increase in areal density for longitudinal recording processes has slowed, as the magnetized data bits are packed closer and closer together, which increases instability. In order to continue increasing capacity per disk, the magnetic disk industry has begun the transition to perpendicular recording. In perpendicular recording the data bits are oriented perpendicular to the plane of the disk, which enables the bits to be recorded at a higher density than in longitudinal recording.

New Equipment Required for Perpendicular Recording.  The equipment that magnetic disk manufacturers purchased in the mid to late 1990s could generally accommodate up to 12 process steps, which was sufficient to enable improvements in areal density using longitudinal recording. However, economically producing disks capable of perpendicular recording may require as many as 20 or more process steps. As a result, in order to transition to perpendicular recording, we believe disk manufacturers will need to replace or retool their existing disk manufacturing equipment. In 2004, magnetic disk manufacturers began to invest in new disk sputtering equipment, first to add additional capacity and second to prepare for the introduction of perpendicular recording.

Consolidation of Equipment Suppliers.  The supplier base of disk sputtering equipment has consolidated. Beginning in 1995, many magnetic disk manufacturers undertook aggressive expansion plans. The reduction in disks per drive combined with these capacity expansions resulted in substantial excess disk production capacity in the late 1990s through 2002. Even as total storage capacity of all hard disk drives shipped increased from 1997 to 2003, disk manufacturers did not make significant investments in new disk sputtering equipment. As a result, Intevac and one other manufacturer currently dominate the market for disk sputtering equipment capable of economically manufacturing media suitable for perpendicular recording.

Industry Consolidation.  Two types of companies purchase magnetic disk sputtering equipment; vertically integrated companies that manufacture both disks and the hard drives that use the disks, and merchant suppliers that manufacture magnetic disks for sale to hard disk manufacturers. Disk manufacturers were adversely affected by the overcapacity of 1997 through 2002 and the industry underwent significant consolidation. For instance, in 2001 Maxtor acquired Quantum’s hard disk drive operations, and Fujitsu ceased manufacturing hard disk drives for the personal storage market. In 2002, IBM sold its hard disk drive business to Hitachi. In 2004, Showa Denko acquired Trace Storage Technology. In 2006, Seagate announced it planned to acquire Maxtor. This consolidation has reduced the number of magnetic disk manufacturers able to respond to any increasing demand for disks for hard disk drives.

Equipment Selection Criteria.  To evaluate the performance of competing disk sputtering equipment, magnetic disk manufacturers consider the following criteria:

•	Cost of Ownership. Cost of ownership of disk sputtering equipment includes factors such as equipment price, manufacturing yield, throughput, consumable cost, factory floor footprint and uptime. A lower cost of ownership for disk sputtering equipment is a key factor in lowering the manufacturer’s product cost.

•	Extendibility and Flexibility. We believe magnetic disk manufacturers need sputtering equipment that can address the needs of their evolving technology roadmaps. This equipment must be capable of incorporating new process steps and technical capabilities, including the processes needed for producing magnetic disks capable of perpendicular recording. Additionally, these manufacturers are improving longitudinal processes and further developing the processes necessary for perpendicular recording, and as a result, they demand a flexible system that supports process reconfigurations and expansions with a minimum of effort.

•	Compatibility with Existing Equipment. We believe magnetic disk manufacturers prefer to standardize their processes around one or two disk sputtering equipment suppliers. Once a disk manufacturer has selected a particular supplier’s equipment, that manufacturer generally relies upon that supplier’s equipment for much of its production capacity and frequently will continue to purchase any additional equipment from the same supplier. There are significant economies of scale related to the use of a single platform in product design, product qualification, manufacturing and support.

•	Long-term Commitment of Supplier. We believe magnetic disk manufacturers need sputtering equipment providers that are committed to meeting current and future technology requirements and to supporting this equipment throughout its useful life. As a result, magnetic disk manufacturers increasingly demand a supplier with the stability and capability to be a long-term technology partner.

Our Competitive Strengths

We are the leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives. We believe that our industry leadership is the result of the following key competitive strengths:

•	Broad Installed Base with Industry Leading Customers. Our MDP-250 disk sputtering system gained wide acceptance in the magnetic disk manufacturing industry and by the late 1990s was being used in the manufacture of approximately half of the magnetic disks used in hard disk drives worldwide. We believe that there are approximately 111 legacy MDP-250 systems and 34 next generation 200 Lean systems currently in use in production and research and development applications by customers such as Fuji Electric, Hitachi Global Storage Technology, Maxtor and Seagate. We believe the majority of our customers are now utilizing most of their capacity and that there is significant potential for these customers to add capacity and to upgrade the technical capability of their installed base to permit production of higher density disks capable of perpendicular recording.

•	Technology Leadership with Modular Next Generation Advanced Platform. In December 2003, we first delivered our latest-generation disk sputtering system, the 200 Lean, which provides enhanced capabilities relative to our installed base of MDP-250 systems. The 200 Lean’s compact design enables more disks to be manufactured per square-foot of clean-room space. The flexible design of the 200 Lean allows rapid reconfiguration to accommodate product changeovers and new disk technology. The modular design of the 200 Lean also allows disk manufacturers to add additional process steps, as advanced magnetic disk technologies, such as perpendicular recording, are introduced.

•	Long-Term Commitment to Hard Disk Drive Industry. We have been a hard disk drive equipment provider since 1991. We have continued to develop new technologies and introduced the 200 Lean disk sputtering system to meet the needs for additional process steps necessary to economically produce magnetic disks capable of perpendicular recording. In addition, our headquarters and our support centers in Singapore and Shenzhen are located in close proximity to many of our customers’ hard disk drive development centers and manufacturing facilities.

Based on these competitive strengths, we believe that we are well positioned to maintain our market leading position in the disk sputtering equipment market. We believe the Intevac 200 Lean system accounts for the majority of installed production capacity of next generation perpendicular-capable systems.

Our Equipment Strategy

We believe we can leverage our leadership position in disk sputtering equipment to increase our sales to magnetic disk manufacturers and apply our technology to new markets. The key elements of our strategy are as follows:

•	Be a Preferred Solutions Provider in the Magnetic Disk Industry. Our goal is to be a preferred solutions provider to magnetic disk manufacturers. We believe that our 200 Lean provides our customers with an advanced modular platform that can address their future disk sputtering needs. We believe we are also the leading provider of disk lubrication equipment, the equipment that is used to apply ultra-thin coatings of lubricant to magnetic disks after sputtering.

•	Leverage Existing Technology into New Markets. In addition to expansion within our existing customer base, we intend to target other markets where we can apply our expertise in complex manufacturing equipment. Our expertise includes the ability to design and manufacture complex, highly automated vacuum manufacturing systems. We are developing a new manufacturing system that addresses an emerging market other than hard disk drive manufacturing equipment. We are devoting a significant portion of our business development and technical resources to developing this new product and we plan to deliver the first evaluation unit to a customer by the end of 2006. We expect our initial customers will test evaluation systems for as long as twelve months before deciding whether to purchase production systems. Accordingly, we do not expect this new product to generate any revenue during 2006 and cannot accurately predict when, if ever, it will begin to generate significant revenues.

•	Deliver Highest Customer Value Proposition. Our goal is to maintain our leadership in advanced disk sputtering equipment by providing flexible, extendable equipment with the lowest cost of ownership. The 200 Lean’s modular design provides customers the ability to reconfigure their disk manufacturing systems for rapid technology shifts and evolving technology roadmaps. The 200 Lean’s compact footprint and increased throughput relative to the legacy MDP-250 systems enables increased output per square foot of factory clean-room space.

•	Expand Consumables, Spare Parts and Service Offerings. We plan to increase the sale of disk sputtering equipment consumables, spare parts and service in order to increase our revenue opportunity per customer. In addition, growing these offerings will enable us to deepen and enhance our customer relationships. We believe the expected revenue from these offerings will help mitigate the impact of cyclical downturns in the disk sputtering equipment business. We believe that the close proximity of our service centers in Singapore and Shenzhen, China to our customers’ facilities gives us a competitive advantage. We plan to add additional support centers as required in order to maintain close proximity to our customers’ operations.

Our Equipment Products

200 Lean Disk Sputtering System

The 200 Lean is our latest generation disk sputtering system. The 200 Lean provides significantly enhanced capabilities relative to the installed base of approximately 111 legacy MDP-250 systems. The 200 Lean provides higher throughput from a smaller footprint in a flexible modular system, which enables more disks to be manufactured per square-foot of factory floor space, and is designed to lower overall cost of ownership.

The key features of the 200 Lean include:

•	Modular Design. The 200 Lean’s modular design allows our customers to accommodate any number of disk manufacturing process steps required by their evolving technology roadmaps. The 200 Lean consists of a front-end robotic module that loads and unloads disks from the system, combined with any number of four-station process modules. Typical configurations of the 200 Lean have five of these four-station process modules, which results in systems capable of up to 20 process steps. Additional process modules can be easily added to already installed systems.

•	Easy to Reconfigure. Magnetic disk manufacturers produce many different designs that have short product life cycles, leading to frequent reconfiguration of disk sputtering equipment. The mechanical design and software control system of the 200 Lean allows rapid reconfiguration of systems by our customers. The 200 Lean is also easily reconfigured to process disks with glass or aluminum substrates of varying diameters and thicknesses.

•	Higher Throughput with Smaller Footprint. The 200 Lean offers higher throughput (up to 800 disks per hour) and more process stations in a more compact package than our legacy MDP-250 system. We believe that the 200 Lean has the highest disk throughput per square foot of factory space for a system capable of manufacturing perpendicular media.

•	High Availability. The 200 Lean is designed to operate seven days a week, 24 hours a day with high availability. The 200 Lean can be run continuously for a week or more between preventative maintenance cycles.

•	Single Disk Processing. The 200 Lean processes each individual disk sequentially through a series of single-disk, vacuum-isolated, process chambers. “Single-disk” processing assures that each individual disk follows an identical path through the system, which leads to disk-to-disk uniformity since each disk sees the same process conditions.

•	High-Vacuum Capability. The 200 Lean operates at significantly better vacuum levels compared to the installed base of MDP-250s. Better vacuum levels generally lead to improved magnetic media performance.

•	Suite of Process Station Options. The 200 Lean offers a wide range of process stations, providing capabilities such as metal deposition, heating, cooling and carbon overcoating onto both aluminum and glass disks.

Equipment Business Sales and Marketing

Our Equipment business sales are made primarily through our direct sales force, although in Japan, we sell our products through a distributor, Matsubo. The selling process for our equipment products is a multi-level and long-term process, involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making samples for the prospective customer and responding to its needs for moderate levels of machine customization. Customers often require a significant number of product presentations and demonstrations before making a purchasing decision.

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

The production of large complex systems requires us to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. In some cases we manufacture subsystems and/or complete systems prior to receipt of a customer order to smooth our production flow and/or reduce our lead time. We maintain inventories of spare parts in Santa Clara, Singapore and other locations to support our customers. We typically require our customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the system price billed upon shipment, and the balance of the system price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances pending revenue recognition.

Equipment Business Customers

Our disk sputtering equipment customers include magnetic disk manufacturers such as Fuji Electric, Komag and Showa Denko and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology, Maxtor and Seagate. The majority of our customers’ product development programs are located in the United States. Our customers’ manufacturing facilities are primarily located in California, China, Japan, Malaysia and Singapore.

Our customers’ business tends to be cyclical, with their peak sales occurring during the second half of the year. As a result, our customers have a tendency to order equipment for delivery and installation by midyear, so that they have new capacity in place for their peak production period. However, during 2005 our customers were capacity constrained, demand did not follow normal seasonal patterns, and we realized our highest revenues during the fourth fiscal quarter.

Equipment Business Customer Support

We provide process and applications support, customer training, installation, start-up assistance and emergency service support to our equipment customers. We conduct training classes for our customers’ process engineers, machine operators and machine service personnel. Additional training is also given to our customers during the machine installation. We have a subsidiary in Singapore and field offices in China and Japan to support our customers in Asia. We are planning to add additional support centers to maintain close proximity to our customers’ factories as they deploy our systems.

We generally offer a one year warranty on our equipment. In some cases we market extended warranty periods beyond 12 months to our customers. During this warranty period any necessary non-consumable parts are supplied and installed without charge. Our employees provide field service support in the United States, Singapore, Malaysia, China and Japan. In Japan, field service support is also supplemented by our distributor, Matsubo.

Equipment Business Competition

The principal competitive factors affecting the markets for our equipment products include price, product performance and functionality, integration and manageability of products, customer support and service, reputation and reliability. We have historically experienced intense competition worldwide from competitors including Anelva Corporation, Ulvac and Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Unaxis all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. To our knowledge, Intevac, Anelva and Unaxis are the only companies that have delivered products that economically address the sputtering requirements for manufacture of advanced perpendicular magnetic disks. However, there can be no assurance that any of our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products.

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

Imaging Business

Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. The majority of our imaging revenue to date has been derived from contracts related to the development of electro-optical sensors, cameras and systems and funded by the U.S. Government, its agencies and contractors.

Imaging Industry Overview

Imaging is the capture and display of light or heat, emitted or reflected from an object. Low light imaging involves the capture and display of light at intensities of approximately one millionth, or less, of daytime light levels.

Low light imaging technology that provides superior vision in nighttime combat creates a significant tactical advantage. Accordingly, the U.S. military has funded the development of various night vision technologies, which have evolved through three generations to today’s widely deployed “Generation-III” night vision tubes. Typically, Generation-III night vision tubes are placed in front of a user’s eyes, like a pair of binoculars, and produce a direct-view, “green glow” image. The U.S. military is now funding the development of compact digital night vision imaging headsets that incorporate imagery from both low light and thermal sensors.

The commercial sector has taken a different approach to extreme low light imaging than the military. The initial extreme low light cameras for the commercial sector were based on charged coupled device, or CCD, technology, which is able to produce a digital output. CCD technology relies on long exposure times for its sensitivity, and as a result the initial cameras were used for static applications, like astronomy. Other commercial markets, such as metrology, life sciences and industrial process monitoring, adopted CCD technology. However, CCD based cameras in these applications are not well suited for dynamic applications with motion or short measurement times.

As a result, two distinct forms of low light level imaging have evolved: the Generation-III night vision tube technology developed by the military, which provides direct-view analog imagery; and CCD technology, which can provide digital imagery, but is not well suited to dynamic applications.

Our Imaging Solution

We have developed imaging technology that combines the low light capability of Generation-III night vision technology with silicon-based digital video technology that we believe will enable us to provide a family of cost-effective low light sensors and cameras. Elements of our proprietary solutions include:

Advanced Photocathode Technology — A photocathode is a semiconductor compound with the ability to convert light into electrons. We manufacture a family of photocathodes designed to optimize sensitivity at specific wavelengths ranging from the visible (0.40 microns) to the near infrared (1.65 microns). Our photocathodes have high quantum efficiencies (the efficiency with which incoming light photons are converted to electrons) and are extremely sensitive to incoming light. Some of our detectors, incorporating such photocathodes, can detect incoming light at levels as low as a single photon, which is the ultimate level of sensitivity.

Use of Low Power CMOS Imaging Chips — Complementary Metal Oxide Semiconductor, or CMOS sensors, which are generally lower cost and require less power than comparable CCD sensors, have been developed for consumer imaging applications. We have developed proprietary technologies and capabilities to incorporate CMOS sensors into our products to take advantage of these improvements. We have also developed a proprietary CMOS sensor that is optimized for use in our night vision sensors. As a result, we believe we will be able to offer cost effective, compact, low power, extreme low light imaging sensors.

Increased Silicon Sensor Sensitivity — We have developed proprietary technology to enable CMOS and CCD sensors to efficiently capture the accelerated electrons emitted from the photocathode. Increasing the electron capture efficiency directly increases extreme low light imaging performance.

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

Head Mounted Night Vision Systems — Generation-III based night vision goggles, which have excellent extreme low light imaging performance, were widely deployed by the U.S. military for use by soldiers during the 1990’s. In 2005 the U.S. military awarded contracts that provide for a maximum procurement of $3.2 billion over a five year period of Generation-III night vision equipment. However, these goggles are relatively large, heavy and lack video output. Additionally, potential adversaries are now deploying Generation-II+ goggles manufactured outside the United States with performance levels approaching that of Generation-III. Accordingly, the U.S. Army has developed a roadmap to maintain extreme low light imaging dominance for the individual soldier. The roadmap includes a transition from bulky direct-view night vision goggles to a compact “fused” head mounted system, which integrates an extreme low light camera, an infrared imager and a video display. This approach addresses size and weight issues and enables connectivity to a wireless network for distribution of the imagery and other information. These improvements need to be realized while minimizing the cost of each soldier’s system. The U.S. Army plans to begin production of this type of system by 2010.

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

Physical Sciences — Companies in the physical sciences use extreme low light imaging to investigate the chemistry and physics of a wide variety of substances such as foods, medicines, materials and biological compounds. They need wider spectral coverage, high sensitivity, increased speed and increased resolution to increase the accuracy of their measurements and the productivity of their measurement tools.

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

•	Our extreme low-light sensor technology was selected in 2004 for use in a digital head-mounted system for the military of a NATO ally. Since then we have developed a high performance sensor specifically targeted at military night vision applications. Provided that we are able to obtain export approval from the government for this high performance sensor, we believe our customer’s system, which is targeted for deployment in 2007, will be the first digital based military head-mounted low-light system to be deployed on a large scale.

•	In 2005 we entered into a joint development agreement with a U.S. defense contractor to develop a sophisticated prototype “fused” head-mounted night vision system for the U.S. military.

•	Our Laser Illuminated Viewing and Ranging, or LIVAR, target identification system can be used to identify targets at distances of up to 20 kilometers and has been incorporated into U.S. weapons development programs such as the Airborne Laser (“ABL”), the Cost Effective Targeting System (“CETS”), and the Long-Range Identification System (“LRID”) programs.

•	Our Intensified Photodiodes enable single photon detection at extremely high data rates and are designed for use in target identification and other military applications.

Proprietary Sensor and Camera Technology to Address Emerging Commercial Markets — We are also using our extreme low light imaging expertise to develop products for commercial markets. We believe the modular design of our camera electronics and software, coupled with use of our proprietary CMOS chips in configurable sensors, will help decrease development time and cost. We began shipping our MOSIR line of commercial cameras early in 2006. MOSIR cameras offer previously unavailable high sensitivity in the near infrared portion of the spectrum and are well suited to low-light spectroscopy and imaging applications.

Low Manufacturing Costs — The market for our cameras and sensors is price sensitive, and low-cost manufacturing will be critical to the rapid proliferation of our products. Our use of low-cost proprietary CMOS sensors and wafer level die manufacturing, as opposed to single die manufacturing, are elements of our strategy to reduce product cost. Additionally, we have developed proprietary ultra-high vacuum assembly equipment to automate the assembly of the photocathode and the imaging device. This system is designed to decrease unit costs by increasing throughput and improving process controls and yields.

Imaging Sales and Marketing

Sales of our products for military applications are primarily made to the end user through our direct sales force. We also sell to leading defense contractors such as Boeing, Lockheed Martin Corporation and Northrop Grumman Corporation in cases where our products are enabling technology for more complex systems. To date, our revenue has been derived primarily from research and development contracts, rather than actual product sales. These research and development contracts typically represent the early phases of multi-year development programs funded by the U.S. government and its allies.

We are subject to long sales cycles because many of our products, such as our LIVAR system, typically must be designed into our customers’ products, which are often complex and state-of-the-art. These development cycles are often multi-year and our sales are contingent on our customer successfully integrating our product into its product, completing development of its product and then obtaining production orders for its product. Sales of these products are also often dependent on ongoing government funding of defense programs by the U.S. government and its allies. Additionally, sales to international customers are also subject to issuance of export licenses by the United States government, which cannot always be obtained.

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

Imaging Business Competition

The principal competitive factors affecting our Imaging products include price, extreme low light sensitivity, power consumption, resolution, size, integratability, reliability, reputation and customer support and service. We face substantial competition for our Imaging products and many of our competitors have greater resources than we do.

In the military market, ITT Industries and Northrop Grumman, who are large and well-established defense contractors, are the primary U.S. manufacturers of image intensifier tubes used in Generation-III night vision devices and their derivative products. Our extreme low light cameras are intended to displace Generation-III night vision based products, and we expect that ITT and Northrop Grumman will continue to enhance the performance of their products and aggressively promote their sales. Furthermore, CMC Electronics, DRS, FLIR Systems and Raytheon manufacture cooled infrared sensors and cameras which are presently used in long-range target identification systems, with which our LIVAR target identification sensors and cameras compete. In the physical and life sciences market, companies such as Andor, E2V, Hamamatsu, Texas Instruments and Roper Scientific offer competitive products.

Manufacturing

We manufacture our Equipment products at our facility in Santa Clara, California. Our equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of sputter sources, and system assembly, alignment and testing. We make extensive use of the local supplier infrastructure serving the semiconductor equipment business. We purchase vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry, and custom mechanical parts made by forging, machining and welding. We also have our own small fabrication center that supports our engineering departments and makes some of the machined parts used in our products. We plan to transfer manufacturing for some subassemblies to our Singapore subsidiary during 2006.

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

Intellectual Property

We currently hold 34 patents issued in the United States and 63 patents issued in foreign countries, and have additional patent applications pending in the United States and foreign countries. Of the 34 U.S. patents, 17 relate to our Equipment business, and 17 relate to our Imaging business. Of the foreign patents, 30 relate to our Equipment business, and 33 relate to our Imaging business. In addition, we have the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, The Charles Stark Draper Laboratory and Alum Rock Technology. We hold substantial trade secrets in the imaging area related to photocathode fabrication and processing and to silicon chip packaging for vacuum compatibility and high electron sensitivity. We also have significant process integration intellectual property related to vacuum packaging of a photocathode and a silicon semiconductor chip.

Customer Concentration

Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers In 2005, Seagate, our Japanese equipment distributor, Matsubo, Hitachi Global Storage Technology and MMC Technology each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2004, Seagate and Matsubo each accounted for more than 10% of our revenues, and in aggregate accounted for 73% of revenues. In 2003, Komag, Seagate, Lockheed Martin and Matsubo, each accounted for more than 10% of our revenues, and in aggregate accounted for 66% of revenues. Our largest customers change from period to period, and it is expected that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.

Foreign sales accounted for 71% of revenues in 2005, 68% of revenues in 2004, and 64% of revenues in 2003. The majority of our foreign sales are to companies in Asia or to U.S. companies for use in their Asian operations. We anticipate that sales to these international customers will continue to be a significant portion of our Equipment revenues.

Employees

At December 31, 2005, we had 362 employees, including 91 contract employees, as compared to 191 employees at December 31, 2004. Of these 362 employees, 89 were in research and development, 210 in manufacturing, and 63 in administration, customer support and marketing. Of the 362 employees, 265 were in the Equipment business, 59 were in the Imaging business, and 38 were in corporate.

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

Item 1A.	Risk Factors

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last 8 quarters, our revenues per quarter have fluctuated between $52.7 million and $6.4 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 18%

and (56%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	changes in the demand, due to seasonality, cyclicality and other factors, for the computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2005, one of our customers accounted for 41% of our revenues and four customers, in the aggregate, accounted for 90% of our revenues. These same four customers, in the aggregate, accounted for 93% of our net accounts receivable at December 31, 2005. During 2005, Seagate announced its acquisition of Maxtor. This acquisition will further consolidate our customer base as they both are included in the four customers with whom our revenues and accounts receivable were heavily concentrated in 2005. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2005 revenues ranged between $10.6 million in the first quarter and $52.7 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our long term revenue growth is dependent on new products. If these new products are not successful, then our results of operations will be adversely affected.

We have invested heavily, and continue to invest, in the development of new products. Our success in developing and selling new products depends upon a variety of factors, including our ability to predict future customer requirements accurately, technological advances, total cost of ownership of our systems, our introduction of new products on schedule, our ability to manufacture our products cost-effectively and the performance of our products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales.

The majority of our revenues in the twelve months ended December 31, 2005 were from sale of our 200 Lean disk sputtering system, which was first delivered in December 2003. When first introduced, advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems, than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product, rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

We are making a substantial investment to develop a new manufacturing system to address applications other than magnetic media manufacturing. We have not yet completed a fully functional production system, and do not expect to generate revenue from this product in the next twelve months. We spent $6.4 million, or 44% of our research and development costs on this new product in 2005 and expect to significantly increase our level of spending on this project in 2006. We have not developed or sold products for this market previously and our knowledge of the market and its needs is limited. Failure to correctly assess the size of the market, or to successfully develop a product to cost effectively address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

We are jointly developing a next generation head mounted night-vision system with another defense contractor. This system is planned for sale to the U.S. military and will compete with head-mounted systems developed by our competitors. The US military does not intend to initiate production of this system until 2010. We plan to make a significant investment in this product and cannot be assured when, or if, we will be awarded any production contracts for these night vision systems

Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our Imaging products are currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We may not succeed in these activities or generate significant sales of these new products. To date, commercial sales of our commercial Imaging products have not been significant, and we do not expect to collect significant revenues in 2006 from deployment of LIVAR or our other Imaging products.

Failure of any of these new products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives, would have a material adverse effect on our business.

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

The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from the middle of 1998 until mid-2003. We believe we are currently in a strong upswing in a cycle, but we cannot predict with any certainty how long such an upswing might last.

If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

From the middle of 1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with over-capacity and were not investing in new disk sputtering equipment. By 2003, however, over-capacity had diminished and sales of our 200 Lean began to increase.

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

Sales of our new 200 Lean disk sputtering systems are also dependent on obsolescence and replacement of the installed base of disk sputtering equipment. If technological advancements are developed that extend the useful life of the installed base of systems, then sales of our 200 Lean will be limited to the capacity expansion needs of our customers, which would significantly decrease our revenue.

Our products are complex, constantly evolving and often must be customized to individual customer requirements.

The systems we manufacture and sell in our Equipment business have a large number of components and are complex, which require us to make substantial investments in research and development. If we were to fail to develop, manufacture and market new systems or to enhance existing systems, that failure would have an adverse effect on our business. We may experience delays and technical and manufacturing difficulties in future introduction, volume production and acceptance of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. In some cases, we market and commit to deliver new systems, modules and components with advanced features and capabilities that we are still in the process of designing. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer and that may affect our gross margins. Sometimes we work closely with our customers to develop new features and products. In connection with these transactions, we sometimes offer a period of exclusivity to these customers.

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

Our Imaging business is also subject to long sales cycles because many of our products, such as our LIVAR system, often must be designed into our customers products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customer successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. Government or its allies.

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

In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of Canon, and Unaxis Holdings, Ltd, each of which has sold substantial numbers of systems worldwide. In the market for our Imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

We experienced significant growth in our business and operations and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown significantly in recent years in both operations and headcount, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, growth in the number of orders received in our Equipment business may require additional physical space and headcount, and our ability to fulfill such orders may be constrained if we are unable to effectively grow our business. If we are unable to manage our growth effectively or if we experience a shortfall in resources, our results of operations will be harmed.

Our Imaging business depends heavily on government contracts, which are subject to immediate termination and are funded in increments. The termination of or failure to fund one or more of these contracts could have a negative impact on our operations.

We sell many of our Imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $6.9 million, $8.2 million and $9.4 million in 2005, 2004 and 2003, respectively. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which we or our customers operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors.

Furthermore, the funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. The loss of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could increase our overall costs of doing business.

In addition, sales to the U.S. government and its prime contractors may be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad. The influence of any of these factors, which are beyond our control, could also negatively impact our financial condition. We also may experience problems associated with advanced designs required by the government, which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a material adverse effect on our business.

We may not be successful in maintaining and obtaining the necessary export licenses to conduct operations abroad, and the United States government may prevent proposed sales to foreign customers.

Many of our Imaging products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Trading in Arms Regulations. This limits the potential market for our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Export to countries which are not considered by the United States Government to be allies is likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain, or delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. During 2005, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $7.06 to a high of $14.94 per share, and is currently trading at over $20 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	hard disk drive market expectations;

•	variations in our operating results and whether we achieve our key business targets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our revenue and earnings estimates;

•	changes in securities analysts’ buy or sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts, products or technological innovations by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	our high fixed operating expenses, including research and development expenses;

•	developments in the financial markets; and

•	general economic, political or stock market conditions in the United States and other major regions in which we do business.

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

Changes in tax rates or tax liabilities could affect future results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

At December 31, 2005, due to a history of net operating losses prior to 2005, $15 million of deferred tax assets have been fully reserved by a valuation allowance. As a result, we are projecting an effective tax rate for 2006 of 3%. Once we determine that conclusive evidence exists to support an adjustment to the valuation allowance, or we can reasonably forecast sufficient income to utilize the deferred tax assets, our effective tax rate will likely increase significantly. An increase in the effective tax rate could have a material adverse effect on our reported earnings and earnings per share.

Our future success depends on international sales and the management of global operations

In 2005, approximately 71% of our revenues came from regions outside the United States. We currently have international customer support offices in Singapore, China and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

•	varying regional and geopolitical business conditions and demands;

•	global trade issues;

•	variations in protection of intellectual property and other legal rights in different countries;

•	rising raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application;

•	fluctuations in interest rates and currency exchange rates;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, hurricanes or floods), pandemics, terrorism or acts of war where we have operations, suppliers or sales;

•	cultural differences; and

•	shipping delays.

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures, previously permitted under SFAS 123 and adopted by us, no longer will be an alternative to financial statement recognition. We have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, but we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, and could change the way we compensate our employees.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form 10-K has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of our internal control. Ongoing compliance with these requirements is complex, costly and time-consuming.

In 2004, we were not able to assert, in our management certifications filed with our Annual Report on Form 10-K, that our internal control over financial reporting was effective as of December 31, 2004, as our management identified three material weaknesses in our internal control over financial reporting. This or any future inability to assert that our internal controls over financial reporting are effective for any given reporting period (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls), could cause us to lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. During the 2004 audit, our external auditors brought to our attention a need to increase the internal controls in certain areas of our operation, including revenue calculations in the Imaging business, determination of inventory reserve requirements, approval of changes to the perpetual inventory and segregation of duties. In 2005, we devoted significant resources to remediation of these and other findings and to improvement of our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the material weaknesses previously reported by us, we are continuing to work to improve our internal controls.

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

Our business depends on the integrity of our intellectual property rights.

The success of our business depends upon integrity of our intellectual property rights and we cannot assure you that:

•	any of our pending or future patent applications will be allowed or that any of the allowed applications will be issued as patents or will issue with claims of the scope we sought;

•	any of our patents will not be invalidated, deemed unenforceable, circumvented or challenged;

•	the rights granted under our patents will provide competitive advantages to us;

•	other parties will not develop similar products, duplicate our products or design around our patents; or

•	our patent rights, intellectual property laws or our agreements will adequately protect our intellectual property or competitive position.

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

Our success is dependent on recruiting and retaining a highly talented work force.

Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel, and has made companies increasingly protective of prior employees. It may be difficult for us to locate employees who are not subject to non-competition and other restrictions.

Our U.S. operations are located in Santa Clara, California and Fremont, California, where the cost of living and recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with similar industries, such as the semiconductor industry, for the same pool of skilled employees. If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed. Changes we make to our business in response to the adoption of 123R may make this more difficult.

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

We may evaluate acquisition candidates and other diversification strategies.

In the past we have engaged in acquisitions as part of our efforts to expand and diversify our business. For example, our business was initially acquired from Varian Associates in 1991. We also acquired our gravity lubrication and rapid thermal processing product lines in two acquisitions. We sold the rapid thermal processing product line in November 2002. We also acquired our RPC electron beam processing business in late 1997, and subsequently closed this business. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, unanticipated expenses, difficulties and consequences may be incurred relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.

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

Substantially all of our common stock may be sold without restriction in the public markets, although shares held by our directors, executive officers and affiliates may be subject to volume and manner of sale restrictions. In August 2005, at the request of Redemco LLC, we registered the sale of 2,000,000 shares at any time and in any manner Redemco LLC chooses. As of January 19, 2006, 1,968,774 of these shares had been sold by Redemco LLC and Redemco LLC and its affiliates still owned 1,860,226 shares. Sales of a substantial number of shares of common stock in the public market by our officers, directors or affiliates or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Anti-takeover provisions in our charter documents and under California law could prevent or delay a change in control, which could negatively impact the value of our common stock by discouraging a favorable merger or acquisition of us.

Our articles of incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares, without any further vote or action by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares. In addition, provisions of California law and our bylaws could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

We could be involved in litigation

From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self insure earthquake risks because we believe this is the prudent financial decision based on the high cost of limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of our principal properties are listed below. We lease all of our properties and do not own any real estate.

Location	Square Feet	Principal Use

Santa Clara, CA	119,583	Corporate Headquarters, Marketing, Manufacturing, Engineering, Customer Support
Fremont, CA	9,505	Sensor Fabrication
Singapore	3,600	Customer Support
Shenzhen, China	1,934	Customer Support

The lease for our Santa Clara facility expires in March 2012, and the lease for our Fremont facility expires in February 2013. Our Singapore facility is currently operating on a month-to-month lease agreement while we look for a new facility that will allow establishment of manufacturing operations in Singapore. The lease for our Shenzhen facility expires in July 2006. We operate two full manufacturing shifts. With the exception of Singapore, we believe that we have sufficient productive capacity to meet our current needs.

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

Item 4.	Submission of Matters to a Vote of Security-Holder

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

Certain information about Intevac’s executive officers as of March 15, 2006 is listed below:

Name	Age	Position

Executive Officers:
Norman H. Pond	67	Chairman of the Board
Kevin Fairbairn	52	President and Chief Executive Officer
Verle Aebi	51	President of Photonics Technology Division
Michael Barnes	47	Vice President and Chief Technical Officer, Equipment Products
Charles B. Eddy III	55	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Luke Marusiak	43	Chief Operating Officer
Other Key Officers:
James Birt	40	Vice President, Customer Support, Equipment Products
Terry Bluck	46	Vice President, Technology, Equipment Products
Kimberly Burk	40	Director, Human Resources
Stephen Gustafson	34	Director, Imaging Operations
Timothy Justyn	43	Vice President, Manufacturing, Equipment Products
Ralph Kerns	59	Vice President, Business Development, Equipment Products
Christopher Lane	39	Vice President, New Product Development, Equipment Products
Pat Leahy	44	Vice President, Engineering, Equipment Products

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

Dr. Barnes joined Intevac as Vice President and Chief Technical Officer in February 2006. Before joining Intevac, Dr. Barnes was General Manager of the High Density Plasma Chemical Vapor Deposition Business Unit at Novellus Systems from March 2004 to February 2006. From January 2004 to March 2004, he was Vice President, Technology at Nanosys and from August 2003 to January 2004 he was Vice President, Engineering at OnWafer Technologies. Dr. Barnes was employed by Applied Materials from April 1998 to August 2003, first as a Managing Director and subsequently as Vice President, Etch Engineering and Technology. Dr. Barnes holds a BS, MS and PhD in electrical engineering from the University of Michigan.

Mr. Eddy has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary since April 1991. Mr. Eddy holds a BS in engineering science from the University of Virginia and an MBA from Dartmouth College.

Mr. Marusiak joined Intevac as Chief Operating Officer in April 2004. Before joining Intevac, Mr. Marusiak was employed by Applied Materials from July 1991 to April 2004, most recently as Senior Director of North American Operations. Previously, Mr. Marusiak managed Applied Materials’ Field Operations in North America. Mr. Marusiak holds a BS in electrical engineering from Gannon University and an MS in teleprocessing science from the University of Southern Mississippi.

Mr. Birt joined Intevac as Vice President, Customer Support of the Equipment Products Division in September 2004. Before joining Intevac, Mr. Birt was employed by Applied Materials from July 1992 to September 2004, most recently as Director, Field Operations/Quality North America. Mr. Birt holds a BS in electrical engineering from Texas A&M University.

Mr. Bluck rejoined Intevac as Vice President, Technology of the Equipment Products Division in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002 and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

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

Mr. Justyn has served as Vice President, Equipment Manufacturing since April 1997. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

Mr. Lane has served as Vice President, Equipment New Product Development since February 2006. Previously Mr. Lane served as General Manager of the Commercial Imaging Division. Before joining Intevac, Mr. Lane was employed by Applied Materials from 1990 to July 2002, most recently as Director of Engineering, CVD and Etch, in the Conductor Etch Organization. Mr. Lane holds a BS in mechanical engineering, an MS in engineering management and an MBA, all from California Polytechnic State University at San Luis Obispo.

Mr. Leahy joined Intevac in May 2005 as Vice President, Engineering of the Equipment Products Division. Before joining Intevac, Mr. Leahy was employed by Applied Materials as Director of Engineering from 1996 to May 2005. Mr. Leahy holds a BS in mechanical engineering from The Pennsylvania State University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on The Nasdaq National Market under the symbol “IVAC.” As of December 31, 2005, there were approximately 216 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2004:
First Quarter	$17.92	$9.86
Second Quarter	11.39	8.47
Third Quarter	9.46	3.92
Fourth Quarter	7.95	5.01
Fiscal 2005:
First Quarter	$9.81	$7.06
Second Quarter	12.00	8.42
Third Quarter	14.94	9.75
Fourth Quarter	13.95	8.88

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenues:
Systems and components	$130,168	$61,326	$27,738	$27,625	$43,599
Technology development	7,061	8,289	8,556	6,159	7,885

Total net revenues	137,229	69,615	36,294	33,784	51,484
Cost of net revenues:
Systems and components	87,525	45,528	19,689	20,009	30,025
Technology development	5,253	6,856	6,032	5,150	7,988
Inventory provisions	873	1,375	743	1,316	3,716

Total cost of net revenues	93,651	53,759	26,464	26,475	41,729
Gross profit	43,578	15,856	9,830	7,309	9,755
Operating expenses:
Research and development	14,384	11,580	12,037	10,846	14,478
Selling, general and administrative	14,477	9,525	8,448	7,752	6,745

Total operating expenses	28,861	21,105	20,485	18,598	21,223

Operating income (loss)	14,717	(5,249)	(10,655)	(11,289)	(11,468)
Interest expense	10	(55)	(1,787)	(2,981)	(2,912)
Interest income and other income, net	1,845	1,070	177	16,452	2,473

Income (loss) before income taxes	16,572	(4,234)	(12,265)	2,182	(11,907)
Provision for (benefit from) income taxes	421	110	38	(6,592)	5,029

Net income (loss)	$16,151	$(4,344)	$(12,303)	$8,774	$(16,936)

Basic earnings (loss) per share:
Net income (loss)	$0.79	$(0.22)	$(0.95)	$0.73	$(1.42)
Shares used in per share calculations	20,462	19,749	12,948	12,077	11,955
Diluted earnings (loss) per share:
Net income (loss)	$0.76	$(0.22)	$(0.95)	$0.66	$(1.42)
Shares used in per share calculations	21,202	19,749	12,948	15,262	11,955
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,731	$42,034	$19,507	$28,457	$18,157
Working capital	77,353	53,100	22,638	31,309	27,160
Total assets	130,444	79,622	55,975	60,298	60,165
Long-term debt	—	—	—	30,568	37,545
Total shareholders’ equity	87,874	69,375	30,869	10,545	1,408

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected revenue, gross margin, operating expense, profitability, income tax expense, effective tax rate, capital spending and cash balances; the adequacy of our cash balances to fund our operations; projected volatility in our financial results; projected customer requirements for new capacity and technology upgrades for our installed base of magnetic disk manufacturing equipment and when, and if, our customers will place orders for these products; projected change from period to period in the customers, and location of customers, that constitute the majority of our revenues; the length of development, marketing and deployment cycles for military customers; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial products; and the timing of delivery and/or acceptance of our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

Overview

Our operations include two businesses, Equipment and Imaging. The Equipment business designs, manufactures, markets and services complex capital equipment that deposits highly engineered thin films of material onto disks used in hard disk drives. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. The vast majority of our revenue is currently derived from our Equipment business and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

Equipment Business

In the early 1990s we developed a system, the MDP-250, to deposit magnetic films and protective overcoats onto magnetic disks used in hard disk drives. This system gained wide acceptance and by the late 1990s was being used to manufacture approximately half of the disks used in hard disk drives worldwide. In late 2003, we introduced a new system, the 200 Lean. We believe that there are a total of approximately 111 MDP-250 and 34 200 Lean systems currently in use in production and research and development applications. The hard disk drive industry has gone through significant consolidation, and there are now only eight significant manufacturers of magnetic disks, some of whom also manufacture hard disk drives. As a result of an increasingly smaller number of customers and the high average selling price of our products, our Equipment revenues tend to be volatile from quarter to quarter. In addition, our Equipment business has historically been subject to capital spending cycles. For example, in the period from 1995 through the middle of 1998, we sold $300 million of disk manufacturing equipment. In the period from the middle of 1998 thru 2003, our disk equipment revenues averaged approximately $20 million per year and consisted of the sale of a limited number of systems, technology upgrades, parts and service for the installed base of our systems. In 2005 our sales of disk manufacturing equipment grew to $124 million in annual revenues.

We believe the majority of magnetic disk manufacturers are now utilizing most of their capacity. We believe that the introduction of high density disks based on perpendicular recording techniques will also require disk manufacturers to significantly upgrade the technical capability of their installed base of manufacturing equipment to accommodate the additional number of process steps predicted to be required by perpendicular recording technology roadmaps.

In the past we manufactured both deposition and rapid thermal processing equipment used in the manufacture of flat panel displays. In late 2002 we sold our rapid thermal processing product line and stopped actively marketing our deposition product line. From 2000 through 2004, cumulative revenues from sales of flat panel display manufacturing systems totaled $36.8 million. 2005 revenues included $5 million related to selling a license to one of our flat panel patents and recognizing revenue on the last flat panel system we shipped.

Imaging Business

Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging in extreme low light situations. Our military products include extreme low light sensors and cameras for use in short- to medium-range military applications and LIVAR cameras and systems for positive target identification at long range. The majority of the funding for our Imaging business activities has historically been derived from research and development contracts with the United States Government and its contractors, with the balance being funded internally.

Developing advanced products for the military involves long development cycles, as products move through successive multi-year stages of technology demonstration, engineering and manufacturing product development, prototype production and then product deployment. Each stage in this process requires ongoing government funding. To date, substantially all of our Imaging business revenues has been derived from contract research and development, rather than product sales. In July 2002, in order to shorten the time to market and to increase the number of markets for our imaging products, we began to fund development of imaging products for commercial markets. Revenues from these activities have not yet been significant and we do not anticipate that they will be significant in 2006.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in the prior section entitled “Risk Factors.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005. Most of the systems in backlog at December 31, 2005 are for customers where we have met defined customer acceptance levels and we expect to recognize revenue upon shipment for those systems.

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

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. We use estimated repair or replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

Net revenues

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Equipment net revenues	$129,280	$60,490	$26,748	114%	126%
Imaging net revenues	7,949	9,125	9,546	(13)%	(4)%

Total net revenues	$137,229	$69,615	$36,294	97%	92%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, equipment used to manufacture flat panel displays, related equipment and system components; flat panel equipment technology license fees; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.

The increase in Equipment revenues in 2005 was the result of the sale of twenty-three 200 Lean systems, six MDP-250 systems, fourteen disk lubrication systems and an increase in revenue from disk equipment technology upgrades and spare parts. 2005 revenues also included $5.0 million of flat panel equipment and license sales. During 2004, we sold eleven 200 Lean systems and two MDP-250 systems. During 2003, we sold two MDP-250 systems and recognized revenue on upgrades to five D-STAR systems that were originally delivered in 2001.

The magnetic disk manufacturing industry has now consolidated into a small number of large manufacturers. Early in 2006 Seagate announced its proposed acquisition of Maxtor, which will further concentrate our customer base. We believe that the majority of our active customers utilize most of their capacity and that there is significant potential for these customers to both continue adding capacity and to upgrade the technical capability of their installed base to permit production of high density disks for perpendicular recording rather than the current longitudinal technology. We currently have nineteen 200 Lean systems in backlog, which are scheduled for revenue recognition during the first half of 2006. Although future customers orders are not guaranteed, our outlook for the Equipment business in 2006 is positive and we expect our revenues will grow relative to 2005.

The decrease in Imaging revenues in 2005 was the result of a reduction in the level of orders received for funded development programs. A number of the U.S. military programs in which we participate have experienced delays in either start-up or follow-on funding. The decrease in Imaging revenues in 2004 as compared to 2003 was primarily the result of an increase in cost-shared development programs, especially our military head mounted display development activities. In 2006, we expect the Imaging business revenue to grow, with increases in both contract research and development revenue and product revenue, although we don’t anticipate our Imaging business will be profitable in 2006. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at December 31, 2005 was $84.5 million, as compared to a December 31, 2004 backlog of $10.5 million. As of February 22, 2006, we have announced additional orders for two 200 Lean systems. The $84.5 million of backlog at December 31, 2005 consisted of $81.7 million of Equipment backlog and $2.8 million of Imaging backlog. The $10.5 million of backlog at December 31, 2004 consisted of $5.6 million of Equipment backlog and $4.9 million of Imaging backlog. The increase in Equipment backlog was primarily the result of orders for 200 Lean disk sputtering systems that are scheduled for either customer acceptance or delivery during the first half of 2006.

Significant portions of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2005 sales to Seagate; our Japanese distributor, Matsubo; Hitachi Global Storage Technologies and Maxtor each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2004, Seagate and Matsubo each accounted for more than 10% of our revenues, and in aggregate accounted for 73% of revenues. In 2003, Komag, Seagate, Lockheed Martin and Matsubo, each accounted for more than 10% of our revenues, and in aggregate accounted for 66% of revenues. Our largest customers tend to change from period to period.

International sales totaled $97.5 million, $47.1 million, and $23.2 million in 2005, 2004, and 2003, respectively, accounting for 71%, 68%, and 64% of net revenues. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales in 2005 and in 2004 was primarily due to an increase in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in the Far East. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customers in each period.

Gross margin.

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Equipment gross profit	$42,623	$15,016	$7,354	184%	104%
% of Equipment net revenues	33.0%	24.8%	27.5%
Imaging gross profit	$955	$840	$2,476	14%	(66)%
% of Imaging net revenues	12.0%	9.2%	25.9%
Total gross profit	$43,578	$15,856	$9,830	175%	61%
% of net revenues	31.8%	22.8%	27.1%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin improved by eight points or 33% in 2005 due primarily to lower manufacturing costs and a higher average selling price for 200 Lean systems. The flat panel manufacturing system recognized for revenue in 2005 was originally shipped in 2003 and contributed minimal gross profit. 2004 Equipment gross margin was adversely impacted by costs incurred during the rapid production, installation and start-up of the initial production run of 200 Lean systems, by costs for scrap, rework and inventory obsolescence, related primarily to design changes on our 200 Lean system, and by favorable pricing offered to our first 200 Lean customer. This was partially offset by higher margins on revenue from disk equipment technology upgrades and spare parts. Equipment gross margin in 2003 was negatively impacted by poor margins achieved on the five D-STAR disposition system upgrades recognized for revenue and the sale of one used disk sputtering system at a reduced price. We expect the gross margin for the Equipment business to improve in 2006, primarily as a result of continued cost reduction efforts undertaken on the 200 Lean system, partially offset by the recording of stock-based compensation expense. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging gross margin improved by three points or 30% in 2005 due primarily to a reduction in cost-shared research and development contracts. 2004 Imaging gross margin was negatively impacted by our military-head mounted display development program. The initial phase of this program was partially funded by the US Government and our NATO customer. The portion of this cost-shared program being funded by Intevac is reported in cost of sales, and as a result, this program made a negative contribution to gross profit in 2004. Imaging gross margin in 2003 was derived from fully funded, rather than cost-shared, research and development contracts and from the sale of prototype products. We expect Imaging gross margin to improve in 2006, relative to 2005, due primarily to an increase in product revenue, partially offset by the recording of stock-based compensation expense.

Research and development

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Research and development expense	$14,384	$11,580	$12,037	24%	(4)%
% of net revenues	10.5%	16.6%	33.2%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and Imaging products.

Research and development spending increased in 2005 as compared to 2004 in both Equipment and in Imaging. In Equipment, spending on the development of a new product line increased significantly, including the cost of constructing the first engineering prototype system. This increase was partially offset by a reduction in spending for disk sputtering equipment. The increase in Imaging was due to spending on the design of a proprietary CMOS sensor for use in our military low light level cameras and spending on our commercial Imaging products.

Engineering headcount increased from 68 at the end of 2004 to 89 at the end of 2005. Research and development spending declined in 2004 as compared to 2003 due to a reduction in spending for Imaging products and flat panel manufacturing equipment, partially offset by increased spending for the development of disk manufacturing equipment and the initiation of a project to develop a new Equipment product line. We expect that research and development spending will increase significantly in 2006 due primarily to expenditures related to our potential new Equipment product line, the addition of key engineering personnel and the recording of stock-based compensation expense.

Research and development expenses do not include costs of $5.3 million, $6.9 million and $6.0 million in 2005, 2004, and 2003, respectively, which are related to contract research and development and included in cost of net revenues. Research and development expenses also do not include costs of $248,000 incurred by us in 2003, and reimbursed under the terms of research and development cost sharing agreements related to development of disk manufacturing equipment.

Selling, general and administrative

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Selling, general and administrative expense	$14,477	$9,525	$8,448	52%	13%
% of net revenues	10.5%	13.7%	23.3%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. Domestic sales and international sales of disk manufacturing products in the Far East, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas, sales in Japan of disk manufacturing products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan and in Shenzhen, China to support our customers in Southeast Asia.

The increase in selling, general and administrative spending in 2005 was primarily the result of increases in costs related to customer service and support in the Equipment business, provisions for employee profit sharing and bonus plans and costs related to Sarbanes-Oxley compliance activities. Our selling, general and administrative headcount increased from 38 at the end of 2004 to 63 at the end of 2005. The increase in 2004 over 2003 was primarily the result of increases in marketing and business development headcount and Sarbanes-Oxley compliance activities, partially offset by a reduction of surplus facility costs being recorded in selling, general and administrative expense. We expect that selling, general and administrative expenses will increase in 2006 over the amount spent in 2005 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development personnel and the recording of stock-based compensation expense.

Interest expense

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Interest expense	$10	$(55)	$(1,787)	n/a	(97)%

Interest expense for 2005 included $26,000 of interest we paid related to a claim from the State of California for a portion of income tax credits we claimed in prior years and a $38,000 refund of interest we had paid in 2002 and 2004 related to a sales and use tax audit by the State of California Board of Equalization (“BOE”). We executed a settlement agreement with the BOE for a reduction in the amount of tax and interest we owed compared to what we had previously paid in response to the audit. Interest expense in 2004 and 2003 consisted primarily of interest on our convertible notes and amortization of debt issuance costs. The decrease in interest expense in 2004 was due to the elimination of our convertible notes outstanding as a result of the automatic conversion of our convertible notes due 2009 in the fourth quarter of 2003 and the repayment of the remaining $1.0 million of our convertible notes due 2004 in March 2004. We expect our interest expense to be insignificant in 2006.

Interest income and other, net

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Interest income and other, net	$1,845	$1,070	$177	72%	505%

Interest income and other, net in 2005 consisted of $390,000 of dividends from 601 California Avenue LLC, $1.3 million of interest income on investments and $155,000 of foreign currency gains and losses and other income. The increase in 2005 was driven by higher interest rates on our investments and a higher average invested balance. Interest income and other, net in 2004 consisted of $390,000 of dividends from 601 California Avenue LLC, $634,000 of interest income on investments and $46,000 of other income. Interest income and other, net in 2003 consisted of $390,000 of dividends from 601 California Avenue LLC, a $287,000 gain on the sale of the rapid thermal processing product line, $269,000 of interest income on investments and $72,000 of other income, partially offset by $841,000 of expense related to the disposition of fixed assets. We expect interest income and other, net to increase in 2006 due primarily to higher interest rates realized on our investments.

Provision for income taxes

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Provision for income taxes	$421	$110	$38	283%	189%

For 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. We also recorded a $7,000 accrual related to a claim we received from the California Franchise Tax Board for a portion of income tax credits we claimed in prior years. Our net deferred tax asset totaled zero at December 31, 2005, net of a $15.0 million valuation allowance. We have substantial net operating loss carry-forwards which can be used to limit the taxes paid in the future and to reduce our effective tax rate to less than the statutory income tax rates in effect.

In 2004, we recorded income tax expense of $110,000, due primarily to the recording of $115,000 of expense as a result of a claim we received from the California Franchise Tax Board, partially offset by a net credit for taxes owed by our Singapore subsidiary. Our net deferred tax asset totaled zero at December 31, 2004, net of a $19.9 million valuation allowance.

In 2003, we recorded income tax expense of $38,000, due primarily to foreign tax expense on income earned by our Singapore subsidiary. Our net deferred tax asset totaled zero at December 31, 2003, net of a $16.7 million valuation allowance.

Liquidity and Capital Resources

At December 31, 2005, we had $49.7 million in cash, cash equivalents and short-term investments compared to $42.0 million at December 31, 2004. During fiscal 2005, cash and cash equivalents decreased by $2.2 million, due to the net purchase of investments and fixed assets, partially offset by the cash provided by operating and financing activities.

Cash provided by operating activities in 2005 totaled $1.4 million compared to $9.4 million of cash used in 2004. The increase in cash provided from operating activities was due primarily to the net income earned in 2005. Accounts receivable totaled $42.8 million at December 31, 2005 compared to $4.8 million at December 31, 2004. The increase of $38.0 million in the receivable balance was due to the significant increase in revenue in the fourth quarter of 2005 and to $10.6 million of customer advances billed for products that had not shipped as of December 31, 2005. Net inventories increased by $9.5 million during 2005 due primarily to an increase in raw materials which will be used to support the December 31, 2005 backlog of $84.5 million. Accounts payable totaled $7.0 million at December 31, 2005 compared to $1.6 million at December 31, 2004. The increase of $5.4 million relates to the increase in inventories and the general growth of our business. Accrued payroll and related liabilities increased by $3.9 million during 2005 due to our increase in headcount and accruals related to employee benefit plans. Other accrued liabilities totaled $6.9 million at December 31, 2005 compared to $3.2 million at December 31, 2004. The increase of $3.7 million relates to accruals for our warranty obligations and to tax related accruals. Customer advances increased by $19.3 million during 2005. The increase was due to advances billed or received for orders that will be shipped during 2006.

Investing activities in 2005 used cash of $5.9 million as the result of the net purchase of investments and $4.1 million in capital expenditures. Our investing activities in 2004 used cash of $34.5 million including the net purchase of $32.9 million of investments.

Financing activities provided cash of $2.3 million in 2005 due to the sale of Intevac common stock to our employees through our employee benefit plans. Our financing activities provided cash of $41.8 million in 2004 due to a public offering of our common stock which raised $41.6 million and the sale of our common stock through our employee benefit plans, partially offset by the repayment of the remaining $1.0 million of our convertible notes due 2004.

2005 was the first year since 1997 that we generated operating income. We believe an upturn in demand for the type of disk manufacturing equipment we produce is continuing, and we expect our Equipment business to be profitable again in 2006. We also expect to continue to invest in Imaging during 2006, but with lower losses than in 2005.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $7 million in capital expenditures during the next 12 months.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of December 31, 2005 are shown in the table below. More information on the operating lease obligations is available in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$13,107	$3,521	$3,647	$3,442	$2,497
Purchase obligations	21,013	21,013	—	—	—

Total	$34,120	$24,534	$3,647	$3,442	$2,497

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in A1/P1 rated commercial paper, auction rate securities and debt instruments issued by the US government and its agencies.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at December 31, 2005.

						Fair
	2006	2007	2008	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$5,972	—	—	—	$5,972	$5,970
Weighted-average rate	4.27%
Variable rate amounts	$5,123				$5,123	$5,123
Weighted-average rate	4.13%	—	—	—
Short-term investments
Fixed rate amounts	$34,476	—	—	—	$34,476	$34,408
Weighted-average rate	3.71%	—	—	—
Total investment portfolio	$45,571	—	—	—	$45,571	$45,501

Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At December 31, 2005, we had no foreign currency forward exchange contracts.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited the consolidated balance sheets of Intevac, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intevac, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Jose, California
March 10, 2006

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$15,255	$17,455
Short-term investments	34,476	24,579
Trade and other accounts receivable, net of allowances of $154 and $217 at December 31, 2005 and 2004	42,847	4,775
Inventories, including $3,464 and $6,255 held at customer locations at December 31, 2005 and 2004	24,837	15,375
Prepaid expenses and other current assets	1,814	956

Total current assets	119,229	63,140
Property, plant and equipment, at cost:
Leasehold improvements	7,587	6,654
Machinery and equipment	20,834	18,216

	28,421	24,870
Less accumulated depreciation and amortization	20,441	18,874

	7,980	5,996
Long-term investments	—	8,052
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	804	3

Total assets	$130,444	$79,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,049	$1,647
Accrued payroll and related liabilities	5,509	1,617
Other accrued liabilities	6,182	2,943
Customer advances	23,136	3,833

Total current liabilities	41,876	10,040
Other long-term liabilities	694	207
Commitments and contingencies — see note
Shareholders’ equity:
Undesignated preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares — 20,669 and 20,182 at December 31, 2005 and 2004, respectively	97,165	94,802
Accumulated other comprehensive income	238	253
Accumulated deficit	(9,529)	(25,680)

Total shareholders’ equity	87,874	69,375

Total liabilities and shareholders’ equity	$130,444	$79,622

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Net revenues:
Systems and components	$130,168	$61,326	$27,738
Technology development	7,061	8,289	8,556

Total net revenues	137,229	69,615	36,294
Cost of net revenues:
Systems and components	87,525	45,528	19,689
Technology development	5,253	6,856	6,032
Inventory provisions	873	1,375	743

Total cost of net revenues	93,651	53,759	26,464
Gross profit	43,578	15,856	9,830
Operating expenses:
Research and development	14,384	11,580	12,037
Selling, general and administrative	14,477	9,525	8,448

Total operating expenses	28,861	21,105	20,485

Operating income (loss)	14,717	(5,249)	(10,655)
Interest expense	10	(55)	(1,787)
Interest income	1,303	634	269
Other income and expense, net	542	436	(92)

Income (loss) before income taxes	16,572	(4,234)	(12,265)
Provision for income taxes	421	110	38

Net income (loss)	$16,151	$(4,344)	$(12,303)

Other comprehensive income:
Foreign currency translation adjustments	(15)	30	34

Total adjustments	(15)	30	34

Total comprehensive income (loss)	$16,136	$(4,314)	$(12,269)

Basic income (loss) per share:
Net income (loss)	$0.79	$(0.22)	$(0.95)
Shares used in per share amounts	20,462	19,749	12,948
Diluted income (loss) per share:
Net income (loss)	$0.76	$(0.22)	$(0.95)
Shares used in per share amounts	21,202	19,749	12,948

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Accumulated	Retained
			Other	Earnings	Total
	Common Stock		Comprehensive	(Accum.	Shareholders’
	Shares	Amount	Income	Deficit)	Equity
	(In thousands)

Balance at December 31, 2002	12,125	$19,389	$189	$(9,033)	$10,545
Shares issued in connection with:
Exercise of stock options	530	2,988	—	—	2,988
Employee stock purchase plan	78	200	—	—	200
Conversion of convertible notes due 2009	4,220	29,375	—	—	29,375
Compensation expense in the form of stock options	—	30	—	—	30
Foreign currency translation adjustment	—	—	34	—	34
Net loss	—	—	—	(12,303)	(12,303)

Balance at December 31, 2003	16,953	$51,982	$223	$(21,336)	$30,869
Shares issued in connection with:
Exercise of stock options	178	856	—	—	856
Employee stock purchase plan	82	403	—	—	403
Secondary public offering	2,969	41,561	—	—	41,561
Foreign currency translation adjustment	—	—	30	—	30
Net loss	—	—	—	(4,344)	(4,344)

Balance at December 31, 2004	20,182	$94,802	$253	$(25,680)	$69,375
Shares issued in connection with:
Exercise of stock options	358	1,856	—	—	1,856
Employee stock purchase plan	129	488	—	—	488
Compensation expense in the form of stock options	—	19	—	—	19
Foreign currency translation adjustment	—	—	(15)	—	(15)
Net income	—	—	—	16,151	16,151

Balance at December 31, 2005	20,669	$97,165	$238	$(9,529)	$87,874

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net income (loss)	$16,151	$(4,344)	$(12,303)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	2,150	2,031	1,963
Amortization of debt offering costs	—	1	87
Net amortization (accretion) of investment premiums and discounts	(55)	233	—
Inventory provisions	873	1,375	743
Gain on sale of Rapid Thermal Processing product line	—	—	(287)
Compensation expense in the form of common stock	19	—	30
Loss on disposal of equipment	4	86	841
Changes in assets and liabilities:
Accounts receivable	(38,081)	9,261	(8,804)
Inventory	(10,354)	(4,309)	2,028
Prepaid expenses and other assets	(1,661)	161	(152)
Accounts payable	5,402	(1,749)	1,657
Accrued payroll and other accrued liabilities	7,645	449	(526)
Customer advances	19,303	(12,599)	4,473

Total adjustments	(14,755)	(5,060)	2,053

Net cash and cash equivalents provided by (used in) operating activities	1,396	(9,404)	(10,250)
Investing activities
Purchase of investments	(100,140)	(45,864)	—
Proceeds from sales and maturities of investments	98,350	13,000	—
Net proceeds from sale of Rapid Thermal Processing product line	—	—	287
Proceeds from sale of equipment	—	10	7
Purchase of equipment	(4,140)	(1,620)	(2,199)

Net cash and cash equivalents used in investing activities	(5,930)	(34,474)	(1,905)
Financing activities
Proceeds from issuance of common stock	2,344	42,820	3,188
Payoff of convertible notes due 2004	—	(1,025)	—

Net cash and cash equivalents provided by financing activities	2,344	41,795	3,188
Effect of exchange rate changes on cash	(10)	31	17

Net decrease in cash and cash equivalents	(2,200)	(2,052)	(8,950)
Cash and cash equivalents at beginning of period	17,455	19,507	28,457

Cash and cash equivalents at end of period	$15,255	$17,455	$19,507

Cash paid (received) for:
Interest	$—	$33	$1,987
Income taxes	2	2	2
Income tax refund	—	—	(214)
Other non-cash changes:
Inventories transferred to property, plant and equipment	$—	$706	$—
Conversion of convertible notes due 2009 into common stock	—	—	29,375

See accompanying notes.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Nature of Operations

We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives and a developer and provider of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.

Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These disks are created in a sophisticated manufacturing process involving a variety of many steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are also utilizing our expertise in complex manufacturing equipment to develop new manufacturing products that address markets outside the disk drive industry.

Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.

The vast majority of our revenue is currently derived from our Equipment business and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Intevac and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Revenue Recognition

We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Our policy allows revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. On January 1, 2003, we changed our revenue recognition policy for system orders to better conform our revenue recognition policies to industry accounting practice for companies selling similar equipment.

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

Accounting Treatment for Systems.  During the period that a system is undergoing customer acceptance (either distributor or end user), the value of the system remains in inventory, and any payments received, or amounts invoiced, related to the system are included in customer advances. When revenue is recognized on the system, the inventory is charged to cost of net revenues, the customer advance is liquidated, and the customer is billed for the unpaid balance of the system revenue.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our FFP contracts are accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue on FFP contracts is generally recognized on the percentage-of- completion method based on costs incurred in relation to the total estimated costs. Provisions for estimated losses on FFP research contracts are recorded in the period in which such losses are determined.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in trade receivables are unbilled receivables related to government contracts of $1.0 million and $975,000 at December 31, 2005 and December 31, 2004, respectively.

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable life. We use estimated repair or replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgement in determining the underlying estimates.

On the consolidated balance sheet, the short-term portion of the warranty provision is included in Other Accrued Liabilities, while the long-term portion is included in Other Long-Term Liabilities.

The following table displays the activity in the warranty provision account for 2005 and 2004:

	2005	2004
	(In thousands)

Beginning balance	$1,116	$534
Expenditures incurred under warranties	(1,428)	(1,024)
Accruals for product warranties issued during the reporting period	3,422	1,994
Adjustments to previously existing warranty accruals	289	(388)

Ending balance	$3,399	$1,116

The following table displays the balance sheet classification of the warranty provision account at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)

Other accrued liabilities	$2,705	$909
Other long-term liabilities	694	207

Total warranty provision	$3,399	$1,116

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $10.6 million and $16,000 at December 31, 2005 and 2004, respectively.

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

We account for our investments in debt securities and auction rate securities in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. We have no trading securities. The cost of investment securities sold is determined by the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sales securities are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and auction rate securities.

	December 31,	December 31,
	2005	2004
	(In thousands)

Amortized Principal Amount:
Debt securities issued by US government agencies	$10,991	$28,017
Auction rate securities	15,000	—
Corporate debt securities	8,485	4,614

Total investments in debt securities	$34,476	$32,631

Short-term investments	$34,476	$24,579
Long-term investments	—	8,052

Total investments in debt securities	$34,476	$32,631

Approximate fair value of investments in debt securities	$34,408	$32,450

The decline in the fair value of our investments is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable is $988,000 and $188,000 of book overdraft at December 31, 2005 and December 31, 2004, respectively.

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

As of December 31, 2005 and 2004, we had no foreign currency forward exchange contracts outstanding.

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

Inventories

Inventories are priced using standard costs, which approximates cost under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	December 31,
	2005	2004
	(In thousands)

Raw materials	$15,070	$5,624
Work-in-progress	6,303	3,496
Finished goods	3,464	6,255

	$24,837	$15,375

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $11.0 and $9.9 million at December 31, 2005 and 2004, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

During the year ended December 31, 2005, $873,000 was added to inventory reserves based on the quarterly analyses and $124,000 was disposed of and charged to the reserve. We also added $184,000 to inventory reserves to provide for the loss or refurbishment of Imaging products consigned to our customers for demonstrations.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computers and software	3 years
Machinery and equipment	5 years
Furniture	7 years
Vehicles	4 years
Leasehold improvements	Remaining lease term

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders’ equity, to be included in other comprehensive income. As of December 31, 2005, the $238,000 balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

Employee Stock Plans

At December 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted to employees under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense of $19,000 was recorded in net income related to an option granted to a consultant to our Board of Directors. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pro forma stock compensation expense is computed using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Beginning in the first fiscal quarter of 2006, we will comply with SFAS No. 123R, as discussed further in Recent Accounting Pronouncements.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value-recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2005	2004	2003
	(In thousands, except per share data)

Net income (loss), as reported	$16,151	$(4,344)	$(12,303)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,907)	(1,378)	(683)

Pro forma net income (loss)	$13,244	$(5,722)	$(12,986)

Earnings (loss) per share:
Basic — as reported	$0.79	$(0.22)	$(0.95)
Basic — pro forma	$0.65	$(0.29)	$(1.00)
Diluted — as reported	$0.76	$(0.22)	$(0.95)
Diluted — pro forma	$0.62	$(0.29)	$(1.00)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in each year:

	2005	2004	2003
	(In thousands)

Dividend yield	None	None	None
Expected volatility	92.30%	94.62%	94.30%
Risk free interest rate	4.30%	3.60%	1.62%
Expected lives	5.99 years	5.60 years	2.22 years

The weighted-average fair value of stock options granted was $6.58, $6.19 and $3.64 for the years ended December 31, 2005, 2004 and 2003, respectively.

On October 27, 2005, our Board of Directors approved accelerating the vesting of approximately 306,000 “out-of-the-money” unvested common stock options previously awarded to employees and officers under our stock option plans. Vesting was accelerated for stock options that had exercise prices greater than or equal to $9.06 per share, which was the closing price of our common stock on October 27, 2005. As a condition to the acceleration of vesting, the holders of the accelerated common stock options are required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would otherwise have vested, had the vesting of common stock options not been accelerated. This restriction continues to apply regardless of any termination of the optionees’ employment. In connection with the modification of the terms of these options to accelerate their vesting, approximately $1.5 million is reflected as a non-cash compensation expense on a pro-forma basis in accordance with SFAS 123 in the pro-forma table above for the year ended December 31, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognize in

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future consolidated statements of operations pursuant to SFAS 123R, which is applicable to us beginning in the first fiscal quarter of 2006.

The pro forma net income (loss) and net income (loss) per share data listed above includes expense related to the Employee Stock Purchase Plan (“ESPP”). The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2005	2004	2003
	(In thousands)

Dividend yield	None	None	None
Expected volatility	91.74%	95.20%	94.00%
Risk free interest rate	3.89%	2.37%	1.43%
Expected lives	1.27 years	1.92 years	2.00 years

The weighted-average fair value of purchase rights granted was $5.14, $2.95 and $5.24 for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Presentation

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2005 presentation. The reclassifications had no material effect on total assets, liabilities, equity, net income (loss) or comprehensive income (loss) previously reported.

Net income (loss) per share

The following table sets forth the computation of basic and diluted income (loss) per share:

	2005	2004	2003
	(In thousands)

Numerator:
Numerator for basic income (loss) per share — income (loss) available to common stockholders	$16,151	$(4,344)	$(12,303)
Effect of dilutive securities:
6 1/2% convertible notes(1)	—	—	—

Numerator for diluted earnings (loss) per share — income (loss) available to common stockholders after assumed conversions	$16,151	$(4,344)	$(12,303)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares	20,462	19,749	12,948
Effect of dilutive securities:
Employee stock options(2)	740	—	—
6 1/2% convertible notes(1)	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	21,202	19,749	12,948

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted EPS for the twelve-month periods ended December 31, 2004 and 2003 excludes “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded from the twelve-month periods ended December 31, 2004 and 2003 was 8,568 and 3,619,134, respectively. $29.4 million of the notes were converted in the fourth quarter of 2003 and the $1.0 million balance of the notes was repaid in March 2004.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS if their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2005, 2004 and 2003 was 226,804, 1,605,593 and 1,731,305, respectively.

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

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS 123R addresses all forms of share-based payment awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R until the first interim period beginning after December 15, 2005. We are currently evaluating the expected impact of SFAS 123R to our Consolidated Financial Statements. See the Employee Stock Plan section of this Note for information related to the pro forma effect on our reported net income (loss) and earnings (loss) per share of applying the fair value provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entities

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March  15, 2006. We do not expect the adoption of this EITF to have an effect on our financial statements.

3.	Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, accounts receivable and foreign exchange forward contracts. We generally invest our excess cash in money market funds, auction rate securities, commercial paper and in debt securities of the US government and its agencies, which each have contracted maturities of 25 months or less and an average maturity in aggregate of one year or less. By policy, our investments in commercial paper, auction rate securities, certificates of deposit, Eurodollar time deposits, or banker’s acceptances are rated AAA or better, and we limit the amount of credit exposure to any one issuer. Our accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2005, four customers accounted for 33%, 22%, 20% and 18% respectively of our accounts receivable and in aggregate accounted for 93% of net accounts receivable. At December 31, 2004, two customers accounted for 30% and 16%, respectively of our accounts receivable and in aggregate accounted for 46% of net accounts receivable.

Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2005, four customers accounted for 41%, 24%, 14% and 11%, respectively of our consolidated net revenues and in aggregate accounted for 90% of net revenues. During 2005, Seagate, a customer for our disk sputtering equipment, announced its acquisition of Maxtor, another customer for our disk sputtering equipment. This acquisition, if approved, will further limit the number of customers. In 2004, two customers accounted for 62% and 11%, respectively of our consolidated net revenues and in aggregate accounted for 73% of net revenues. In 2003, four customers accounted for 25%, 18%, 13% and 10%, respectively, of our consolidated revenues and in aggregate accounted for 66% of net

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

Disk manufacturing products contributed a significant portion of our revenues in 2005, 2004 and 2003. We expect that our ability to maintain or expand our current levels of revenues in the future will depend upon our success in enhancing our existing systems and developing and manufacturing competitive disk manufacturing equipment, such as our 200 Lean, our success in developing both military and commercial products based on our low light and LIVAR technology, and our success in utilizing our expertise in complex manufacturing equipment to develop new manufacturing products that address markets outside the disk drive industry.

4.	Equity Investments

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

5.	Commitments and Contingencies

Leases

We lease certain facilities under non-cancelable operating leases that expire at various times up to February 2013. The facility leases require Intevac to pay for all normal maintenance costs.

Future minimum rental payments under these leases at December 31, 2005 are as follows (in thousands):

2006	$3,521
2007	2,042
2008	1,605
2009	1,682
2010	1,760
Beyond	2,497

Total	$13,107

Gross rental expense was approximately $2,454,000, $2,550,000 and $2,940,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

6.	Employee Benefit Plan

Employee Savings and Retirement Plan

In 1991, we established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. We made cash contributions of $327,000, $280,000 and $234,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Employees may choose among twelve investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

We have various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of our employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to our executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $3.2 million for the year ended December 31, 2005 and were not material for the years ended December 31, 2004 and 2003.

7.	Convertible Notes

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred tax assets and other assets.

Segment Profit or Loss and Segment Assets

We evaluate performance and allocate resources based on a number of factors, including profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	2005	2004	2003
	(In thousands)

Equipment	$129,280	$60,490	$26,748
Imaging	7,949	9,125	9,546

Total	$137,229	$69,615	$36,294

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Profit (Loss)

	2005	2004	2003
	(In thousands)

Equipment(1)	$20,413	$(377)	$(3,993)
Imaging(2)	(5,798)	(4,114)	(4,155)
Corporate activities	102	(758)	(2,507)

Operating income (loss)	14,717	(5,249)	(10,655)
Interest expense	10	(55)	(1,787)
Interest income	1,303	634	269
Other income and expense, net	542	436	(92)

Income (loss) before income taxes	$16,572	$(4,234)	$(12,265)

(1)	Includes inventory provisions of $782,000, $1,263,000 and $451,000 in 2005, 2004 and 2003, respectively.

(2)	Includes inventory provisions of $91,000, $112,000 and $292,000 in 2005, 2004 and 2003, respectively.

Business Segment Assets

	2005	2004
	(In thousands)

Equipment	$68,672	$19,407
Imaging	7,665	7,135
Corporate activities	54,107	53,080

Total assets	$130,444	$79,622

Business Segment Property, Plant & Equipment

Additions	2005	2004
	(In thousands)

Equipment(1)	$2,184	$1,024
Imaging	934	900
Corporate activities	1,022	402

Total additions	$4,140	$2,326

(1)	Includes inventory transferred to fixed assets of $706 in 2004.

Depreciation	2005	2004	2003
	(In thousands)

Equipment	$822	$561	$456
Imaging	1,054	1,188	1,240
Corporate activities	274	282	267

Total depreciation	$2,150	$2,031	$1,963

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	2005	2004	2003
	(In thousands)

United States	$39,754	$22,545	$13,133
Asia	96,694	46,452	23,155
Europe	781	618	—
Rest of World	—	—	6

Total revenues	$137,229	$69,615	$36,294

9.	Shareholders’ Equity

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

Stock Option/Stock Issuance Plans

Our Board of Directors and our shareholders approved adoption of the 2004 Equity Incentive Plan (the “2004 Plan”) in 2004. The 2004 Plan serves as the successor equity incentive program to our 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Upon adoption of the 2004 Plan, all shares available for issuance under the 1995 Plan were transferred to the 2004 Plan. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the Administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2005, 2,200,963 shares of common stock are authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

Employee Stock Purchase Plans

In 2003, our shareholders approved adoption of the 2003 Employee Stock Purchase Plan (the “2003 ESPP”) which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the 2003 ESPP, all shares available for issuance under the prior plan were transferred to the 2003 ESPP. Under the 2003 ESPP, we are authorized to issue up to 358,197 shares of common stock to participating employees. Under the terms of the 2003 ESPP, employees can choose to have up to 10% of their annual base earnings withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Under the 2003 ESPP and its predecessor, we sold 129,217, 82,184 and 77,749 shares to employees in 2005, 2004 and 2003, respectively. As of December 31, 2005, 146,796 shares remained reserved for issuance under the 2003 ESPP.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	1,712,955	$6.04	1,426,285	$5.26	1,850,082	$5.02
Granted	644,850	8.83	618,000	8.30	259,000	8.03
Exercised	(357,269)	5.20	(177,371)	4.83	(530,248)	5.64
Forfeited	(132,966)	5.75	(153,959)	9.29	(152,549)	5.73
Outstanding — end of year	1,867,570	7.19	1,712,955	6.04	1,426,285	5.26
Exercisable at end of year	1,104,355	$7.80	906,353	$5.89	840,518	$5.67
Weighted-average per share fair value of options granted during the year		$6.58		$4.39		$3.64

Outstanding and Exercisable by Price Range as of December 31, 2005

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$ 2.630 - $ 3.980	405,900	5.83 yrs	$2.96	304,005	$2.91
$ 4.000 - $ 6.563	375,170	7.09 yrs	$4.70	170,950	$5.01
$ 6.625 - $ 7.840	390,500	8.15 yrs	$7.53	72,350	$7.07
$ 7.930 - $10.010	379,000	8.50 yrs	$9.00	252,050	$9.51
$10.690 - $15.500	304,500	8.74 yrs	$12.61	292,500	$12.63
$21.250 - $21.250	12,500	0.37 yrs	$21.25	12,500	$21.25

$ 2.630 - $21.250	1,867,570	7.55 yrs	$7.19	1,104,355	$7.80

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision for (benefit from) income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Federal:
Current	$392	$—	$—
Deferred	—	—	—

	392	—	—
State:
Current	9	115	2
Deferred	—	—	—

	9	115	2
Foreign:
Current	20	(5)	36

Total	$421	$110	$38

Deferred income taxes reflect the net tax effects of temporary differences between losses reported and the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS No. 109 are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Vacation, rent, warranty and other accruals	$1,581	$958
Depreciation	1,409	1,501
Inventory valuation	3,893	3,388
Deferred income	544	375
Research and other tax credit carry-forwards	637	698
Federal and State NOL carry-forwards	6,502	12,010
Other	466	1,063

	15,032	19,993
Valuation allowance for deferred tax assets	(15,032)	(19,943)

Total deferred tax assets	$—	$50

Deferred tax liabilities:
Other	$—	$50

Total deferred tax liabilities	$—	$50

Net deferred tax assets	$—	$—

The valuation allowance decreased by $4.9 million during 2005 due to the utilization of net operating loss carry-forwards. Due to the uncertainty of realizing certain tax credits, net operating loss carry-forwards, and other deferred tax assets, the remaining valuation allowance has not been reduced. The Federal and State net operating

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carry-forwards of $16.9 million and $6.8 million, respectively, expire at various dates through 2024 and 2014, respectively, if not previously utilized.

A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% for 2005 and 2004 and 34% for 2003 to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Income taxes (benefit) computed at the federal statutory rate	$5,795	$(1,472)	$(4,159)
State taxes (net of federal benefit)	6	75	(434)
Research and other tax credits	—	—	(44)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	(469)	(1,751)	73
Change in valuation allowance	(4,911)	3,258	4,602

Total	$421	$110	$38

11.	Other Accrued Liabilities

	December 31,
	2005	2004
	(In thousands)

Accrued product warranties	$2,705	$909
Accrued taxes	2,000	154
Deferred income	1,254	865
Accrued rent expense	13	377
Other	210	638

Total other accrued liabilities	$6,182	$2,943

12.	Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended
	April 2,	July 2,	Oct. 1,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)

Net sales	$10,605	$30,418	$43,507	$52,699
Gross profit	1,995	9,661	13,554	18,368
Net income (loss)	(3,897)	3,927	6,191	9,930
Basic income (loss) per share	$(0.19)	$0.19	$0.30	$0.48
Diluted income (loss) per share	(0.19)	0.19	0.29	0.46

	Three Months Ended
	March 27,	June 26,	Sept. 25,	Dec. 31,
	2004	2004	2004	2004
	(In thousands, except per share data)

Net sales	$6,435	$17,764	$35,029	$10,387
Gross profit	1,619	5,680	6,410	2,147
Net income (loss)	(3,360)	677	1,371	(3,032)
Basic income (loss) per share	$(0.18)	$0.03	$0.07	$(0.15)
Diluted income (loss) per share	(0.18)	0.03	0.07	(0.15)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, we concluded that, as of December 31, 2005, Intevac Inc.’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report which is included at page 62 herein.

Changes in Internal Controls

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

To remediate this material weakness, we have documented the management review of the quarterly excess and obsolete calculations in the second and third quarters of 2005. We have also performed tests over the calculations surrounding the excess and obsolete requirements and found them to be working properly. We believe that this material weakness has been remediated.

We believe each of the changes discussed above is a change in our internal controls over financial reporting which was identified in connection with the evaluation required by Rule 13(a)-15(d) of the Exchange Act that occurred during our fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-K for the fiscal year ended December 31, 2005, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Intevac, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intevac Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

San Jose, CA
March 10, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding our code of ethics is included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “and “Code of Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.  The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans at December 31, 2005.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	1,867,570	$7.19	480,189
Equity compensation plans not approved by security holders	—	$—	—

Total	1,867,570	$7.19	480,189

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 146,796 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the caption “Certain Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2005” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Report on Form 10-K:

Report of Grant Thornton LLP, Independent Auditors

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements — Years Ended December 31, 2005, 2004 and 2003

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

3. Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3	.2(1)	Bylaws of the Registrant

4	.4(5)	Registration Rights Agreement, dated January 16, 2004, between the Company, Redemco, LLC and Foster City LLC

10	.1+(1)	The Registrant’s 1991 Stock Option/Stock Issuance Plan

10	.2+(1)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended

10	.3+(1)	The Registrant’s Employee Stock Purchase Plan, as amended

10	.4+(3)	The Registrant’s 2004 Equity Incentive Plan

10	.5(2)	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10	.6(6)	First Amendment to Lease, dated February 23, 2004 regarding the space at 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10	.7(1)	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995

10	.8+(1)	The Registrant’s 401(k) Profit Sharing Plan

10	.9+(4)	The Registrant’s 2005 Executive Incentive Plan

10	.10+(7)	The Registrant’s Executive Incentive Plan

21.1		Subsidiaries of the Registrant

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 66)

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed March 31, 2004

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2006

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	March 15, 2006

/s/ CHARLES B. EDDY III (Charles B. Eddy III)	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2006

/s/ DAVID DURY (David Dury)	Director	March 15, 2006

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	March 15, 2006

Signature	Title	Date

/s/ DAVID N. LAMBETH (David N. Lambeth)	Director	March 15, 2006

/s/ ROBERT LEMOS (Robert Lemos)	Director	March 15, 2006

/s/ ARTHUR L. MONEY (Arthur L. Money)	Director	March 15, 2006

INTEVAC, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions (Reductions)
		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	to Costs and	to Other	Deductions —	End
Description	of Period	Expenses	Accounts	Describe	of Period
	(In thousands)

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$(143)	$6	$110(1)	$22
Inventory provisions	9,559	743	588	698(2)	10,192

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$22	$218	$(23)	$—	$217
Inventory provisions	10,192	1,375	(121)	1,583(2)	9,863

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$217	$211	$(268)	$6(1)	$154
Inventory provisions	9,863	873	376	124(2)	10,988

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3	.2(1)	Bylaws of the Registrant

4	.4(5)	Registration Rights Agreement, dated January 16, 2004, between the Company, Redemco, LLC and Foster City LLC

10	.1+(1)	The Registrant’s 1991 Stock Option/Stock Issuance Plan

10	.2+(1)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended

10	.3+(1)	The Registrant’s Employee Stock Purchase Plan, as amended

10	.4+(3)	The Registrant’s 2004 Equity Incentive Plan

10	.5(2)	Lease, dated February 5, 2001 regarding the space located at 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10	.6(6)	First Amendment to Lease, dated February 23, 2004 regarding the space at 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10	.7(1)	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995

10	.8+(1)	The Registrant’s 401(k) Profit Sharing Plan

10	.9+(4)	The Registrant’s 2005 Executive Incentive Plan

10	.10+(7)	The Registrant’s Executive Incentive Plan

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see page 65)

31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed March 31, 2004

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2006

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K