Form 10-Q
period 2006-04-01
INTEVAC INC
filed 2006-05-11
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 8, 2006, 20,998,196 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$15,931	$15,255
Short-term investments	29,645	34,476
Trade and other accounts receivable, net of allowances of $187 and $154 at April 1, 2006 and December 31, 2005	57,635	42,847
Inventories	31,905	24,837
Prepaid expenses and other current assets	1,888	1,814

Total current assets	137,004	119,229
Property, plant and equipment, net	8,494	7,980
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	1,105	804

Total assets	$149,034	$130,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,915	$7,049
Accrued payroll and related liabilities	3,438	5,509
Other accrued liabilities	4,598	6,182
Customer advances	29,185	23,136

Total current liabilities	51,136	41,876
Other long-term liabilities	816	694
Shareholders’ equity:
Common stock, no par value	98,873	97,165
Additional paid-in capital	460	—
Accumulated other comprehensive income	267	238
Accumulated deficit	(2,518)	(9,529)

Total shareholders’ equity	97,082	87,874

Total liabilities and shareholders’ equity	$149,034	$130,444

Note: Amounts as of December 31, 2005 are derived from the December 31, 2005 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$48,074	$8,594
Technology development	1,546	2,011

Total net revenues	49,620	10,605
Cost of net revenues:
Systems and components	31,340	6,396
Technology development	952	1,494
Inventory provisions	22	720

Total cost of net revenues	32,314	8,610

Gross profit	17,306	1,995
Operating expenses:
Research and development	5,561	3,125
Selling, general and administrative	5,114	3,191

Total operating expenses	10,675	6,316

Operating income (loss)	6,631	(4,321)
Interest expense	(4)	(2)
Interest income and other, net	602	433

Income (loss) before income taxes	7,229	(3,890)
Provision for income taxes	218	7

Net income (loss)	$7,011	$(3,897)

Other comprehensive income (loss):
Foreign currency translation adjustments	29	(16)

Total comprehensive income (loss)	$7,040	$(3,913)

Basic income (loss) per share:
Net income (loss)	$0.34	$(0.19)
Shares used in per share amounts	20,832	20,243
Diluted income (loss) per share:
Net income (loss)	$0.32	$(0.19)
Shares used in per share amounts	21,920	20,243

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(Unaudited)
	(In thousands)

Operating activities
Net income (loss)	$7,011	$(3,897)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	601	538
Inventory provisions	22	720
Equity-based compensation	460	—
Loss on disposal of equipment	1	—
Changes in operating assets and liabilities	(12,863)	558

Total adjustments	(11,779)	1,816

Net cash and cash equivalents used in operating activities	(4,768)	(2,081)
Investing activities
Purchases of investments	(68,631)	(1,490)
Proceeds from sales and maturities of investments	73,500	6,500
Purchases of leasehold improvements and equipment	(1,152)	(425)

Net cash and cash equivalents provided by investing activities	3,717	4,585
Financing activities
Net proceeds from issuance of common stock	1,708	517

Net cash and cash equivalents provided by financing activities	1,708	517

Effect of exchange rate changes on cash	19	(16)

Net increase in cash and cash equivalents	676	3,005
Cash and cash equivalents at beginning of period	15,255	17,455

Cash and cash equivalents at end of period	$15,931	$20,460

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

Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These disks are created in a sophisticated manufacturing process involving a variety of steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are also utilizing our expertise in complex manufacturing equipment to develop new manufacturing products that address markets outside the disk drive industry.

Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, which can be used in applications such as military night vision and extreme low light imaging.

Most of our revenue is derived from our Equipment business, and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

The financial information at April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The results for the three-month period ended April 1, 2006 are not considered indicative of the results to be expected for any future period or for the entire year.

2.	Concentrations

Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.

We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

3.	New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective and the applicable disclosures have been included in our consolidated financial statements and related notes thereto. We do not expect the adoption of this EITF to have an effect on our consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. We do not expect the adoption of this EITF to have an effect on our consolidated financial position, results of operations and cash flows.

4.	Inventories

Inventories are priced using standard costs, which approximate cost under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	April 1,	December 31,
	2006	2005
	(In thousands)

Raw materials	$21,364	$15,070
Work-in-progress	10,101	6,303
Finished goods	440	3,464

	$31,905	$24,837

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $10.9 million and $11.0 million at April 1, 2006 and December 31, 2005, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

The following table displays the activity in the inventory provision account for the three-month periods ending April 1, 2006 and April 2, 2005:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

Beginning balance	$10,988	$9,863
New provisions in cost of sales	22	720
New provisions for refurbishment of consigned products	5	44
Disposals of inventory	(70)	—
Miscellaneous adjustments	—	51

Ending balance	$10,945	$10,678

5.	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2004 Equity Incentive Plan (“employee equity awards”) and employee stock purchases related to the 2003 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 1, 2006 was $456,000, which consisted of stock-based compensation expense related to the grant of stock options and stock purchase rights. There was no stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three months ended April 2, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three months ended April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan (the “2004 Plan”) is a broad-based, long-term retention program intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the Administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. During the three months ended April 1, 2006, we granted 315,000 stock options with an estimated total grant-date fair value of $3.7 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $1.3 million.

2003 Employee Stock Purchase Plan

Our 2003 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended April 1, 2006, we granted purchase rights with an estimated total grant-date value of $46,000.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three-month period ended April 1, 2006 was as follows:

Three Months Ended
April 1, 2006

Stock-based compensation by type of award:
Stock options	$344
Employee stock purchase plan	116
Amounts capitalized as inventory	(32)

Total stock-based compensation	428
Tax effect on stock-based compensation	(13)

Net effect on net income	415

Effect on earnings per share:
Basic	$0.02
Diluted	$0.02

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $32,000 of stock-based compensation was capitalized as inventory at April 1, 2006. We elected not to capitalize any stock-based compensation to inventory at December 31, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months ended April 1, 2006 was $11.89 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 1, 2006 was $5.16 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 1, 2006
		Employee Stock
	Stock Options	Purchase Plan

Expected volatility	77.04%	61.47%
Risk free interest rate	4.83%	4.64%
Expected term of options and purchase rights (in years)	4.8	0.5
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected life of purchase is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and assumption of not paying dividends in the future.

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense Information Under SFAS 123(R)

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value

Options outstanding at December 31, 2005	1,867,570	$7.19	7.55	$11,482,717
Options granted	315,000	$18.65
Options forfeited	(20,560)	$8.38
Options exercised	(208,135)	$6.52

Options outstanding at April 1, 2006	1,953,875	$9.09	7.96	$38,464,901
Options exercisable at April 1, 2006	917,701	$7.98	7.04	$19,087,481

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $28.78 as of March 31, 2006, which would have been received by the option holders had all options holders exercised their options as of that date.

The options outstanding and currently exercisable at April 1, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number	Weighted
	Shares	Contractual	Average	Vested and	Average
Range of Exercise Prices	Outstanding	Term (In Years)	Exercise Price	Exercisable	Exercise Price

$ 2.63 - $ 3.98	365,180	5.66	$2.90	279,791	$2.83
$ 4.00 - $ 6.38	283,745	7.53	$4.55	89,160	$4.78
$ 6.63 - $ 7.84	363,300	8.18	$7.57	53,650	$7.22
$ 7.93 - $10.01	335,900	8.62	$9.05	214,350	$9.65
$10.69 - $15.50	280,250	8.54	$12.60	268,250	$12.62
$15.81 - $22.40	325,500	9.49	$18.73	12,500	$21.25

$ 2.63 - $22.40	1,953,875	7.96	$9.09	917,701	$7.98

As of April 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.8 million and will be recognized over an estimated weighted average amortization period of 2.1 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months ended April 1, 2006 74,491 shares were purchased at an average per share price of $4.71. At April 1, 2006, there were 72,305 shares available to be issued under the ESPP.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three months ended April 2, 2005 would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
April 2, 2005

Net loss, as reported	$(3,897)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(393)

Pro forma net loss	$(4,290)

Basic and diluted loss per share:
As reported	$(0.19)
Pro forma	$(0.21)

The weighted average fair value of options granted pursuant to the 2004 Plan and of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 2, 2005 was $6.37 and $4.42 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	April 2, 2005
		Employee Stock
	Stock Options	Purchase Plan

Expected volatility	93.02%	93.02%
Risk free interest rate	4.52%	3.83%
Expected term of options and purchase rights (in years)	7.1	1.5
Dividend yield	None	None

Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

6.	Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity in the warranty provision account for the three-month periods ending April 1, 2006 and April 2, 2005:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

Beginning balance	$3,399	$1,116
Expenditures incurred under warranties	(1,123)	(446)
Accruals for product warranties issued during the reporting period	965	285
Adjustments to previously existing warranty accruals	332	56

Ending balance	$3,573	$1,011

The following table displays the balance sheet classification of the warranty provision account at April 1, 2006 and at December 31, 2005:

	April 1,	December 31,
	2006	2005
	(In thousands)

Other accrued liabilities	$2,757	$2,705
Other long-term liabilities	816	694

Total warranty provision	$3,573	$3,399

7.	Guarantees

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

8.	Cash, Cash Equivalents and Investments in Debt Securities

Our investment portfolio consists of cash, cash equivalents and investments in debt securities and municipal bonds. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments in debt securities and municipal bonds consist principally of highly rated debt instruments with maturities generally between one and 25 months.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investments in debt securities and auction rate securities in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. We have no trading securities. The cost of investment securities sold is determined by the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and auction rate securities.

	April 1,	December 31,
	2006	2005
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$5,001	$10,991
Auction rate securities	15,000	15,000
Corporate debt securities	9,644	8,485

Total investments in debt securities, all short-term	$29,645	$34,476

Approximate fair value of investments in debt securities	$29,623	$34,408

The decline in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at April 1, 2006.

Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable are $4.2 million and $988,000 of book overdraft at April 1, 2006 and December 31, 2005, respectively.

9.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$7,011	$(3,897)

Denominator:
Denominator for basic earnings per share — weighted-average shares	20,832	20,243
Effect of dilutive securities:
Employee stock options(1)	1,088	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,920	20,243

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended April 1, 2006 and April 2, 2005 was 65,753 and 1,909,463, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Reporting

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

Business Segment Net Revenues

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

Equipment	$47,573	$8,536
Imaging	2,047	2,069

Total	$49,620	$10,605

Business Segment Profit & Loss

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

Equipment	$8,480	$(2,671)
Imaging	(1,869)	(1,181)
Corporate activities	20	(469)

Operating income (loss)	6,631	(4,321)
Interest expense	(4)	(2)
Interest income	492	266
Other income and expense, net	110	167

Income (loss) before income taxes	$7,229	$(3,890)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Assets

	Three Months Ended
	April 1,	December 31,
	2006	2005
	(In thousands)

Equipment	$90,805	$68,672
Imaging	7,423	7,665
Corporate activities	50,806	54,107

Total	$149,034	$130,444

Geographic Area Net Trade Revenues

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In thousands)

United States	$8,556	$6,785
Asia	41,064	3,635
Europe	—	185

Total	$49,620	$10,605

11.	Income Taxes

For the three months ended April 1, 2006, we accrued income tax using an effective tax rate of 3.0% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. Our $11.9 million deferred tax asset is fully offset by an $11.9 million valuation allowance, resulting in a net deferred tax asset of zero at April 1, 2006. We have substantial net operating loss carry-forwards, which can be used to limit the taxes paid in the future and to reduce our effective tax rate to less than the statutory income tax rates in effect.

We did not accrue a tax benefit for the three-month period ended April 2, 2005, due to the inability to realize additional refunds from loss carry-backs. We recorded $7,000 of income tax expense during the three-month period ended April 2, 2005 related to a claim we received from the California Franchise Tax Board for a portion of the income tax credits we claimed in prior years.

12.	Capital Transactions

During the three-month period ending April 1, 2006, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 282,626 shares were issued under these plans, for which Intevac received $1.7 million.

13.	Financial Presentation

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2006 presentation. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income (loss) or comprehensive income (loss) previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, cash balances and financial results in 2006; our projected customer requirements for new capacity and for technology upgrades for their installed base of our thin-film disk sputtering equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2006, Form 10-Q’s and Form 8-K’s.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.

We believe the following critical accounting policies affect the more significant judgments and estimates we make in preparing our consolidated financial statements. We also have other key accounting policies and accounting estimates related to the collectibility of trade receivables, valuation of deferred tax assets and prototype product costs. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operation for a given period.

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005. Most of the systems in backlog at April 1, 2006 are for customers where we have met defined customer acceptance levels and we expect to recognize revenue upon shipment for those systems.

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

Results of Operations

Three Months Ended April 1, 2006 and April 2, 2005.

Net revenues

			Change Over
	Three Months Ended		Prior Period
	April 1,	April 2,
	2006	2005	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$47,573	$8,536	$39,037	457%
Imaging net revenues	2,047	2,069	(22)	(1)%

Total net revenues	$49,620	$10,605	$39,015	368%

Net revenues consist primarily of sales of equipment used to manufacture magnetic disks, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.

The increase in Equipment revenue for the three months ending April 1, 2006 resulted from revenue recognition of nine 200 Lean systems and three disk lubrication systems and an increase in revenue from disk equipment spare parts. Only one 200 Lean system was included in revenue in the three months ended April 2, 2005. As of April 1, 2006, we have orders for twenty-seven 200 Lean systems in backlog. Twenty-five of the systems are scheduled for shipment and revenue recognition in fiscal 2006. Our outlook for the Equipment business continues to be positive and we expect our revenues will grow relative to 2005.

The slight decrease in Imaging revenues was the result of decreased revenues from contract research and development, mostly offset by an increase in product shipments. In 2006, we expect the Imaging business revenue to grow, with increases in both contract research and development revenue and product revenue, although we don’t anticipate our Imaging business will be profitable in 2006. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at April 1, 2006 was $124.8 million, as compared to $84.5 million at December 31, 2005 and $66.0 million at April 2, 2005. The increase in backlog was primarily the result of orders for disk sputtering systems. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.

International sales increased by 982% to $41.1 million for the three months ended April 1, 2006 from $3.8 million for the three months ended April 2, 2005. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in Asia. International sales constituted 83% of net revenues for the three months ended April 1, 2006 and 36% of net revenues for the three months ended April 2, 2005. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customer in each period.

Gross margin

	Three Months Ended		Change Over
	April 1,	April 2,	Prior Period
	2006	2005	Amount	%

Equipment gross margin	35.2%	19.7%	15.5 pts	78.7%
Imaging gross margin	26.2%	15.0%	11.2 pts	74.7%

Total gross margin	34.9%	18.8%	16.1 pts	85.6%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended April 1, 2006 included $46,000 of equity-based compensation expense.

Equipment gross margin improved significantly during the three months ended April 1, 2006. This improvement was due primarily to lower manufacturing costs and higher average selling price for the 200 Lean systems recognized for revenue in the period, and to the three months ended April 2, 2005 including the establishment of a $510,000 reserve for costs we expected to incur related to obtaining final customer acceptance of a flat panel manufacturing system shipped in 2003. We expect the gross margin for the Equipment business in 2006 to be better than 2005, primarily as a result of cost reduction efforts undertaken on the 200 Lean systems and a higher average selling price for the systems. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and inventory provisions.

The increase in Imaging gross margin was primarily a result of increased product revenue, which carries a higher gross margin than funded research and development, and a greater percentage of factory overhead absorbed into research and development activities. We expect Imaging gross margin in 2006 to be improved over 2005, due primarily to an increase in both product revenue and fully funded research and development.

Research and development

	Three Months Ended		Change Over
	April 1,	April 2,	Prior Period
	2006	2005	Amount %
	(In thousands, except percentages)

Research and development expense	$5,561	$3,125	$2,436	78%
% of net revenues	11.2%	29.5%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment and Imaging products.

Research and development spending increased in both Equipment and in Imaging during the three months ended April 1, 2006 as compared to the three months ended April 2, 2005. The increase in Equipment was due to spending on the development of a new product line and spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to spending on the development of our commercial Imaging products. Engineering headcount increased from 78 at April 2, 2005 to 94 at April 1, 2006. Included in research and development spending for the three months ended April 1, 2006 was $204,000 of equity-based compensation expense. We expect that research and development spending will increase significantly in 2006 due primarily to expenditures related to our potential new Equipment product line, the addition of key engineering personnel and the recording of equity-based compensation expense.

Research and development expenses do not include costs of $952,000 and $1.5 million for the three-month periods ended April 1, 2006 and April 2, 2005, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

			Change Over
	Three Months Ended		Prior Period
	April 1,	April 2,
	2006	2005	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$5,114	$3,191	$1,923	60%
% of net revenues	10.3%	30.1%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in the Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan and in Shenzhen, China to support our customers in Asia.

The increase in selling, general and administrative spending in the three months ended April 1, 2006 as compared to the three months ended April 2, 2005 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the three months ended April 1, 2006 was $178,000 of equity-based compensation expense. Our selling, general and administrative headcount increased from 47 at April 2, 2005 to 66 at April 1, 2006. We expect that selling, general and administrative expenses will increase in 2006 over the amount spent in 2005 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development personnel and the recording of stock-based compensation expense.

Interest income and other, net

	Three Months		Change Over
	Ended		Prior Period
	April 1,	April 2,
	2006	2005	Amount %
	(In thousands, except percentages)

Interest income and other, net	$598	$431	$167	39%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended April 1, 2006 was driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

			Change Over
	Three Months Ended		Prior Period
	April 1,	April 2,
	2006	2005	Amount %
	(In thousands, except percentages)

Provision for income taxes	$218	$7	$211	3014%

For the three months ended April 1, 2006, we accrued income tax using an effective tax rate of 3.0% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. Our $11.9 million deferred tax asset is fully offset by an $11.9 million valuation allowance, resulting in a net deferred tax asset of zero at April 1, 2006. We have substantial net operating loss carry-forwards, which can be used to limit the taxes paid in the future and to reduce our effective tax rate to less than the statutory income tax rates in effect.

We did not accrue a tax benefit for the three-month period ended April 2, 2005, due to the inability to realize additional refunds from loss carry-backs. We recorded $7,000 of income tax expense during the three-month period ended April 2, 2005 related to a claim we received from the California Franchise Tax Board for a portion of the income tax credits we claimed in prior years.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2004 Equity Incentive Plan (“employee equity awards”) and employee stock purchases related to the 2003 Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

During the three months ended April 1, 2006, we recorded stock-based compensation expense related to stock options of $344,000. As of April 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.8 million and will be recognized over an estimated weighted average amortization period of 2.1 years.

The compensation cost associated with the employee stock purchase plan for the three months ended April 1, 2006 was $116,000. There were 74,491 shares purchased under the employee stock purchase plan during the three months ended April 1, 2006.

Approximately $32,000 of stock-based compensation was capitalized as inventory at April 1, 2006. We elected not to capitalize any stock-based compensation to inventory at December 31, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Liquidity and Capital Resources

During the first fiscal quarter of 2006, cash, cash equivalents and short-term investments decreased by $4.4 million, from $48.9 million as of December 31, 2005 to $44.5 million as of April 1, 2006.

Operating activities used cash of $4.8 million during the three months ended April 1, 2006. The usage of cash was due primarily to increases in accounts receivable and inventory and payments for management bonuses and employee profit sharing earned in 2005. These were partially offset by net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and increases in accounts payable and customer advances. Accounts receivable totaled $57.6 million at April 1, 2006 compared to $42.8 million at December 31, 2005. The increase of $14.8 million in the receivable balance was due primarily to a $13.7 million customer advance, related to a large order for 200 Lean systems, that was billed late in the quarter. Net inventories increased by $7.1 million during the three months ended April 1, 2006 due to increases in both raw materials and work-in-progress, which will be used to support the April 1, 2006 backlog of $124.8 million. Accounts payable totaled $13.9 million at April 1, 2006 compared to $7.0 million at December 31, 2005. The increase of $6.9 million relates to the increase in inventory purchases and the general growth of our business. Accrued payroll and related liabilities decreased by $2.1 million during the three months ended April 1, 2006 due primarily to bonuses and profit sharing payments. Other accrued liabilities totaled $5.4 million at April 1, 2006 compared to $6.9 million at December 31, 2005. The decrease of $1.5 million relates to decreases in sales tax accruals and deferred income, partially offset by an increase in accruals for warranty obligations. Customer advances increased by $6.0 million during 2005. The increase was due to advances billed or received for orders that will be shipped during the balance of 2006 and in 2007.

Investing activities in the first fiscal quarter of 2006 provided cash of $3.7 million. Proceeds from sales and maturities of short-term investments, net of purchases, totaled $4.9 million. Capital expenditures for the three months ended April 1, 2006 were $1.2 million.

Financing activities provided cash of $1.7 million during the three months ended April 1, 2006 due to the sale of Intevac common stock to our employees through our employee benefit plans.

We have generated operating income each of the last four quarters, after incurring operating losses each year since 1997. We believe an upturn in demand for the type of disk manufacturing equipment we produce is continuing, and we expect our Equipment business to be profitable again in 2006. We also expect to continue to invest in Imaging during 2006, but with lower losses than in 2005.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $8.0 million in capital expenditures during the reminder of 2006.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of April 1, 2006 are shown in the table below.

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$12,225	$3,516	$3,176	$3,481	$2,052
Purchase obligations	27,799	27,799	—	—	—

Total	$35,984	$31,315	$3,176	$3,481	$2,052

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in commercial paper, auction rate securities and debt instruments issued by the US government and its agencies.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at April 1, 2006.

						Fair
	2006	2007	2008	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$7,971	—	—	—	$7,971	$7,968
Weighted-average rate	4.66%
Variable rate amounts	$3,065	—	—	—	$3,065	$3,065
Weighted-average rate	4.43%
Short-term investments
Fixed rate amounts	$27,633	$2,012	—	—	$29,645	$29,624
Weighted-average rate	4.23%	4.8%
Total investment portfolio	$38,669	$2,012	—	—	$40,681	$40,657

Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At April 1, 2006, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 1, 2006, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2006.

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Over the last 9 quarters, our revenues per quarter have fluctuated between $6.4 million and $52.7 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 18% and (56%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2005, one of our customers accounted for 41% of our revenues and four customers, in the aggregate, accounted for 90% of our revenues. These same four customers, in the aggregate, accounted for 93% of our net accounts receivable at December 31, 2005. During 2005, Seagate announced its acquisition of Maxtor. This acquisition will further consolidate our customer base, as they both are included in the four customers with whom our revenues and accounts receivable were heavily concentrated in 2005. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2005 revenues ranged between $10.6 million in the first quarter and $52.7 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our long-term revenue growth is dependent on new products. If these new products are not successful, then our results of operations will be adversely affected.

We have invested heavily, and continue to invest, in the development of new products. Our success in developing and selling new products depends upon a variety of factors, including our ability to predict future customer requirements accurately, technological advances, total cost of ownership of our systems, our introduction of new products on schedule, the reception our new products find in the market, our ability to manufacture our products cost-effectively and the performance of our products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales.

The majority of our revenues in the twelve months ended December 31, 2005 were from sales of our 200 Lean disk sputtering system, which was first delivered in December 2003. When first introduced, advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

We are making a substantial investment to develop a new manufacturing system to address applications other than magnetic media manufacturing. We have not yet completed a fully functional production system, and do not expect to generate revenue from this product in the next twelve months. We spent $6.4 million, or 44% of our research and development costs, on this new product in 2005 and expect to significantly increase our level of spending on this project in 2006. We have not developed or sold products for this market previously, and our knowledge of the market and its needs is limited. Failure to correctly assess the size of the market, to successfully develop a product to cost effectively address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

We are jointly developing a next generation head mounted night-vision system with another defense contractor. This system is planned for sale to the U.S. military and will compete with head-mounted systems developed by our competitors. The US military does not intend to initiate production of this system until 2010. We plan to make a significant investment in this product and cannot be assured when, or if, we will be awarded any production contracts for these night vision systems.

Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our Imaging products are currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We may not succeed in these activities or generate significant sales of these new products. To date, commercial sales of our commercial Imaging products have not been significant, and we do not expect to realize significant revenues in 2006 from deployment of LIVAR or our other Imaging products.

Failure of any of these new products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives, would have a material adverse effect on our business.

Demand for capital equipment is cyclical, which subjects our business to long periods of depressed revenues interspersed with periods of unusually high revenues.

Our Equipment business sells equipment to capital-intensive industries, which sell commodity products such as disk drives. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. The hard disk drive industry has historically been subject to multi-year cycles because of the long lead times and high costs involved in adding capacity, and to seasonal cycles driven by consumer purchasing patterns, which tend to be heaviest in the third and fourth quarters of each year.

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $8.42 to a high of $28.88 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Our future success depends on international sales and the management of global operations.

In the three months ended April 1, 2006, approximately 83% of our revenues came from regions outside the United States. In 2005, approximately 71% of our revenues came from these regions. We currently have international customer support offices in Singapore, China and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We adopted SFAS 123R in the first quarter of fiscal year 2006.

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

Substantially all of our common stock may be sold without restriction in the public markets, although shares held by our directors, executive officers and affiliates may be subject to volume and manner of sale restrictions. In August 2005, at the request of Redemco LLC, we registered the sale of 2,000,000 shares at any time and in any manner Redemco LLC chooses. As of March 20, 2006, Redemco LLC had sold all these 2,000,000 shares, and Redemco LLC and its affiliates still owned 1,004,000 shares. Redemco LLC can resell these remaining shares at any time without restrictions. Sales of a substantial number of shares of common stock in the public market by our officers, directors or affiliates or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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

We could be involved in litigation.

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

Date: May 11, 2006

By:	/s/ CHARLES B. EDDY III
Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: May 11, 2006

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