Form 10-Q
period 2006-07-01
INTEVAC INC
filed 2006-08-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
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
      On August 4, 2006, 21,111,702 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2006	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,321	$15,255
Short term investments	45,312	34,476
Trade and other accounts receivable, net of allowances of $87 and $154 at July 1, 2006 and December 31, 2005	41,558	42,847
Inventories	33,857	24,837
Prepaid expenses and other current assets	2,063	1,814
Deferred tax assets	2,479	—

Total current assets	145,590	119,229
Property, plant and equipment, net	8,853	7,980
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	1,437	804

Total assets	$158,311	$130,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,639	$7,049
Accrued payroll and related liabilities	6,634	5,509
Other accrued liabilities	5,852	6,182
Customer advances	25,569	23,136

Total current liabilities	49,694	41,876
Other long-term liabilities	933	694
Shareholders’ equity:
Common stock, no par value	99,388	97,165
Additional paid in capital	1,180	—
Accumulated other comprehensive income	301	238
Retained earnings (accumulated deficit)	6,815	(9,529)

Total shareholders’ equity	107,684	87,874

Total liabilities and shareholders’ equity	$158,311	$130,444

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$56,843	$28,545	$104,917	$37,139
Technology development	2,699	1,873	4,245	3,884

Total net revenues	59,542	30,418	109,162	41,023
Cost of net revenues:
Systems and components	35,838	19,425	67,178	25,821
Technology development	1,909	1,298	2,861	2,792
Inventory provisions	533	34	555	754

Total cost of net revenues	38,280	20,757	70,594	29,367

Gross profit	21,262	9,661	38,568	11,656
Operating expenses:
Research and development	6,290	3,413	11,851	6,538
Selling, general and administrative	5,004	2,741	10,118	5,932

Total operating expenses	11,294	6,154	21,969	12,470

Operating profit (loss)	9,968	3,507	16,599	(814)
Interest income and other, net	729	423	1,327	854

Income before income taxes	10,697	3,930	17,926	40
Provision for income taxes	1,364	3	1,582	10

Net income	$9,333	$3,927	$16,344	$30

Other comprehensive income:
Foreign currency translation adjustments	34	(21)	63	(37)

Total comprehensive income (loss)	$9,367	$3,906	$16,407	$(7)

Basic income per share:
Net income	$0.44	$0.19	$0.78	$0.00
Shares used in per share amounts	20,987	20,391	20,910	20,317
Diluted income per share:
Net income	$0.42	$0.19	$0.75	$0.00
Shares used in per share amounts	21,972	21,144	21,883	20,989
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	July 1,	July 2,
	2006	2005

	(Unaudited)
	(In thousands)
Operating activities
Net income	$16,344	$30
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,240	1,049
Inventory provisions	555	754
Equity-based compensation	1,180	—
Loss on disposal of equipment	5	4
Changes in operating assets and liabilities	(3,584)	(10,253)

Total adjustments	(604)	(8,446)

Net cash and cash equivalents provided by (used in) operating activities	15,740	(8,416)
Investing activities
Purchases of investments	(183,453)	(8,859)
Proceeds from maturities of investments	172,700	18,000
Purchases of leasehold improvements and equipment	(2,196)	(1,462)

Net cash and cash equivalents provided by (used) in investing activities	(12,949)	7,679
Financing activities
Net proceeds from issuance of common stock	2,223	1,427

Net cash and cash equivalents provided by financing activities	2,223	1,427
Effect of exchange rate changes on cash	52	(56)

Net increase in cash and cash equivalents	5,066	634
Cash and cash equivalents at beginning of period	15,255	17,455

Cash and cash equivalents at end of period	$20,321	$18,089

Supplemental Schedule of Cash Flow Information
Cash paid for:
Income taxes	$2,723	$2
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
      The financial information at July 1, 2006 and for the three- and six-month periods ended July 1, 2006 and July 2, 2005 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
      The results for the three- and six-month periods ended July 1, 2006 are not considered indicative of the results to be expected for any future period or for the entire year.
      “Intevac®,” “LIVAR®,” “D-STAR®,” and “200 Lean®” are trademarks of Intevac, Inc.

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on our consolidated financial position, results of operations and cash flows.
      In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the provisions in FIN 48, however, at the present time we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial position, results of operations and cash flows.

4.	Inventories
      Inventories are priced using standard costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	July 1,	December 31,
	2006	2005

	(In thousands)
Raw materials	$17,234	$15,070
Work-in-progress	13,757	6,303
Finished goods	2,866	3,464

	$33,857	$24,837

      Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
      Inventory reserves included in the above numbers were $9.5 million and $11.0 million at July 1, 2006 and December 31, 2005, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table displays the activity in the inventory provision account for the six-month periods ending July 1, 2006 and July 2, 2005:

	Six Months Ended

	July 1,	July 2,
	2006	2005

	(In thousands)
Beginning balance	$10,988	$9,863
New provisions in cost of sales	555	754
New provisions for refurbishment of consigned products	7	87
Disposals of inventory	(2,058)	—
Miscellaneous adjustments	—	(96)

Ending balance	$9,492	$10,608

5.	Stock-Based Compensation
      On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2004 Equity Incentive Plan (the “2004 Plan”) and employee stock purchases related to the 2003 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
      We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended July 1, 2006 was $695,000 and $1.1 million, respectively, which consisted of stock-based compensation expense related to the grant of stock options under the 2004 Plan and stock purchase rights under the ESPP. There was no stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three or six months ended July 2, 2005.
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
      Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the three and six months ended July 1, 2006 included compensation expense for share-based payment awards granted prior to, but not

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2004 Equity Incentive Plan
      Our 2004 Equity Incentive Plan (the “2004 Plan”) is a broad-based, long-term retention program intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the Administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. During the six months ended July 1, 2006, we granted 387,000 stock options with an estimated total grant-date fair value of $4.9 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $1.7 million.

2003 Employee Stock Purchase Plan
      Our 2003 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended July 1, 2006, we granted purchase rights with an estimated total grant-date value of $46,000.

Impact of the Adoption of SFAS 123(R)
      The effect of recording stock-based compensation for the three and six-month periods ended July 1, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006

Stock-based compensation by type of award:
Stock options	$552	$896
Employee stock purchase plan	167	283
Amounts capitalized as inventory	(24)	(56)

Total stock-based compensation	695	1,123
Tax effect on stock-based compensation	(61)	(99)

Net effect on net income	634	1,024

Effect on earnings per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.04

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately $56,000 of stock-based compensation was capitalized as inventory at July 1, 2006. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.

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
      In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three and six months ended July 1, 2006 was $15.93 per share and $12.65 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended July 1, 2006 was $5.16 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Three Months
Ended
July 1, 2006

Stock Options

Expected volatility	81.71%
Risk free interest rate	5.09%
Expected term of options and purchase rights (in years)	5.76
Dividend yield	None

	Six Months Ended
	July 1, 2006

		Employee
	Stock	Stock Purchase
	Options	Plan

Expected volatility	77.91%	61.47%
Risk free interest rate	4.88%	4.64%
Expected term of options and purchase rights (in years)	4.95	0.5
Dividend yield	None	None
      The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected life of purchase is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and the assumption of not paying dividends in the future.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Expense Information Under SFAS 123(R)

2004 Equity Incentive Plan
      A summary of activity under the above captioned plan is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2005	1,867,570	$7.19	7.55	$11,482,717
Options granted	387,000	$19.40
Options forfeited	(38,760)	$8.06
Options exercised	(260,700)	$7.18
Options outstanding at July 1, 2006	1,955,110	$9.59	7.88	$23,781,813
Options exercisable at July 1, 2006	880,234	$7.79	6.93	$12,229,177
      The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $21.68 as of June 30, 2006, which would have been received by the option holders had all options holders exercised their options as of that date.
      The options outstanding and currently exercisable at July 1, 2006 were in the following exercise price ranges:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted	Number	Weighted
	Shares	Contractual Term	Average	Vested and	Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 2.63 - $ 3.98	350,140	5.42	$2.88	277,049	$2.80
$ 3.99 - $ 6.38	277,970	7.33	$4.55	86,885	$4.77
$ 6.39 - $ 7.84	343,550	8.05	$7.57	45,150	$7.20
$ 7.85 - $10.01	318,200	8.39	$9.04	202,900	$9.63
$10.02 - $15.50	280,250	8.29	$12.60	268,250	$12.62
$15.50 - $22.55	385,000	9.67	$19.39	—	$—

$ 2.63 - $28.55	1,955,110	7.88	$9.59	880,234	$7.79
      As of July 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $6.1 million and will be recognized over an estimated weighted average amortization period of 2.0 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan
      During the six months ended July 1, 2006, 74,491 shares were purchased at an average per share price of $4.71. At July 1, 2006, there were 472,305 shares available to be issued under the ESPP.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)
      Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three and six months ended July 2, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	July 1, 2005	July 1, 2005

Net income, as reported	$3,927	$30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(717)	(1,109)

Pro forma net income (loss)	$3,210	$(1,079)

Basic income (loss) per share:
As reported	$0.19	$0.00
Pro forma	$0.16	$(0.05)
Diluted income (loss) per share:
As reported	$0.19	$0.00
Pro forma	$0.15	$(0.05)
      The weighted-average fair value of stock options granted was $7.65 and $6.67 for the three and six months ended July 2, 2005, respectively. The weighted-average fair value of purchase rights granted was $4.42 for the six months ended July 2, 2005. The fair value of each option grant and purchase right was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

		Six Months Ended

	Three Months	July 2, 2005	July 2, 2005
	Ended
	July 2, 2005	Employee
		Stock
	Stock Options	Purchase Plan	Stock Options

Expected volatility	91.43%	93.02%	92.65%
Risk free interest rate	3.68%	3.83%	4.32%
Expected term of options and purchase rights (in years)	5.0	1.5	6.6
Dividend yield	None	None	None
      Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

6.	Warranty
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On the condensed consolidated balance sheet, the short-term portion of the warranty is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities.
      The following table displays the activity in the warranty provision account for the three and six month periods ending July 1, 2006 and July 2, 2005:

	Three Months		Six Months
	Ended		Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

	(In thousands)
Beginning balance	$3,573	$1,011	$3,399	$1,116
Expenditures incurred under warranties	(720)	(263)	(1,844)	(709)
Accruals for product warranties issued during the reporting period	1,102	709	2,077	994
Adjustments to previously existing warranty accruals	89	220	412	276

Ending balance	$4,044	$1,677	$4,044	$1,677

      The following table displays the balance sheet classification of the warranty provision account at July 1, 2006 and at December 31, 2005:

	July 1,	December 31,
	2006	2005

	(In thousands)
Other accrued liabilities	$3,111	$2,705
Other long-term liabilities	933	694

Total warranty provision	$4,044	$3,399

7.	Guarantees
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the associated premium or discount amortized to interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and auction rate securities.

	July 1,	December 31,
	2006	2005

	(In thousands)
Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$—	$10,991
Auction rate securities	33,700	15,000
Corporate debt securities	11,612	8,485

Total investments in debt securities, all short-term	$45,312	$34,476

Approximate fair value of investments in debt securities	$45,291	$34,408

      The decline in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at July 1, 2006.
      Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable are $4.4 million and $988,000 of book overdraft at July 1, 2006 and December 31, 2005, respectively.

9.	Net Income Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

	(In thousands)
Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$9,333	$3,927	$16,344	$30

Denominator:
Denominator for basic earnings per share — weighted-average shares	20,987	20,391	20,910	20,317
Effect of dilutive securities:
Employee stock options(1)	985	753	973	672

Dilutive potential common shares	985	753	973	672

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,972	21,144	21,883	20,989

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended July 1, 2006 and July 2, 2005 was 196,000 and 218,313, respectively, and the number of employee stock options excluded for the six-month periods ended July 1, 2006 and July 2, 2005 was 196,640 and 281,522, respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Reporting

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
      Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets and other assets.

Segment Profit or Loss and Segment Assets
      We evaluate performance and allocate resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2
	2006	2005	2006	2005

	(In thousands)
Equipment	$56,465	$28,337	$104,038	$36,873
Imaging	3,077	2,081	5,124	4,150

Total	$59,542	$30,418	$109,162	$41,023

Business Segment Profit & Loss

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

	(In thousands)
Equipment	$10,974	$4,672	$19,454	$2,001
Imaging	(1,159)	(1,278)	(3,028)	(2,459)
Corporate activities	153	113	173	(356)

Operating income (loss)	9,968	3,507	16,599	(814)
Interest income and other, net	729	423	1,327	854

Income (loss) before income taxes	$10,697	$3,930	$17,926	$40

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Assets

	July 1,	December 31,
	2006	2005

	(In thousands)
Equipment	$76,610	$68,672
Imaging	8,314	7,665
Corporate activities	73,387	54,107

Total	$158,311	$130,444

      The portion of our long-lived assets maintained outside of the United States is immaterial.

Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

	(In thousands)
United States	$8,073	$2,798	$16,629	$9,583
Asia	51,452	27,332	92,516	30,967
Europe	17	288	17	473

Total	$59,542	$30,418	$109,162	$41,023

11.	Income Taxes
      For the six months ended July 1, 2006, we accrued income tax using an effective tax rate of 8.8% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We have substantial net operating loss and credit carry-forwards, which are being used to limit the taxes paid this year and to reduce our effective tax rate to less than the statutory income tax rates in effect. We expect our effective tax rate to significantly increase after our net operating losses and deferred credits have been fully utilized. Our deferred tax asset is principally offset by a valuation allowance, resulting in a net deferred tax asset of $2.5 million at July 1, 2006.
      For the three months ended July 2, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

12.	Capital Transactions
      During the six-month period ending July 1, 2006, we sold stock to our employees under Intevac’s Equity Incentive and Employee Stock Purchase Plans. A total of 335,191 shares were issued under these plans, for which Intevac received $2.2 million.

13.	Financial Presentation
      Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2006 presentation. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income (loss) or comprehensive income (loss) as previously reported.

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
      We believe the following critical accounting policies affect the more significant judgments and estimates we make in preparing our consolidated financial statements. We also have other key accounting policies and accounting estimates related to the collectibility of trade receivables and prototype product costs. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operation for a given period.

Revenue Recognition
      Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean® system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005. Most of the systems in backlog at July 1, 2006 are for customers where we have met defined customer acceptance levels and we expect to recognize revenue upon shipment for those systems.
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

Income Taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Based on our history of losses through 2004, our deferred tax asset was fully offset by a valuation allowance as of December 31, 2005.

      On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations.
      The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.
Results of Operations

Three Months Ended July 1, 2006 and July 2, 2005

Net revenues

	Three Months Ended		Change Over Prior
			Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Equipment net revenues	$56,465	$28,337	$28,128	99%
Imaging net revenues	3,077	2,081	996	48%

Total net revenues	$59,542	$30,418	$29,124	96%

      Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.
      The increase in Equipment revenue for the three months ending July 1, 2006 was primarily the result of revenue recognition for eleven 200 Lean systems, and, to a lesser extent, shipment of seven disk lubrication systems and an increase in revenue from disk equipment spare parts. The three months ended July 2, 2005 included six 200 Lean systems and three disk lubrication systems and the sale of a D-STAR® flat panel technology license for $1.5 million. Our outlook for the Equipment business continues to be positive and we expect our revenues will grow relative to 2005.
      The slight increase in Imaging revenues was the result of increased revenues from contract research and development, in addition to an increase in product shipments. In 2006, we expect the Imaging business revenue to grow, with increases in both contract research and development revenue and product revenue, although we do not anticipate our Imaging business will be profitable in 2006. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
      Our backlog of orders at July 1, 2006 was $96.2 million, as compared to $84.5 million at December 31, 2005 and $65.4 million at July 2, 2005. The increase in backlog was primarily the result of orders for disk sputtering systems. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.
      International sales increased by 86% to $51 million for the three months ended July 1, 2006 from $28 million for the three months ended July 2, 2005. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in Asia. International sales constituted 86% of net revenues for the three months ended July 1, 2006 and 91% of net revenues for the three months ended July 2, 2005.

Gross margin

	Three Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

Equipment gross margin	36.4%	33.4%	3.0 pts	8.8%
Imaging gross margin	25.4%	9.2%	16.2 pts	175.3%

Total gross margin	35.7%	31.8%	3.9 pts	12.4%

      Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended July 1, 2006 included $93,000 of equity-based compensation expense.
      Equipment gross margin improved during the three months ended July 1, 2006 as compared to the three months ended July 2, 2005. This improvement was due primarily to lower manufacturing costs and higher average selling prices for the 200 Lean systems recognized for revenue in the period relative to the three months ended July 2, 2005. We expect the gross margin for the Equipment business in 2006 to be better than 2005, primarily as a result of cost reduction efforts undertaken on the 200 Lean systems and a higher average selling price for the systems. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and inventory provisions.
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

Research and development

	Three Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Research and development expense	$6,290	$3,413	$2,877	84%
% of net revenues	10.6%	11.2%
      Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment and Imaging products.
      Research and development spending increased in both Equipment and in Imaging during the three months ended July 2, 2006 as compared to the three months ended July 2, 2005. The increase in Equipment was due to spending on the development of a new product line and spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to increased spending on the development of our commercial Imaging products. Engineering headcount increased from 78 at July 2, 2005 to 107 at July 1, 2006. Included in research and development spending for the three months ended July 1, 2006 was $328,000 of equity-based compensation expense. We expect that research and development spending will increase significantly in 2006 due primarily to expenditures related to our potential new Equipment product line, the addition of key engineering personnel and equity-based compensation expense.
      Research and development expenses do not include costs of $1.9 million and $1.3 million for the three-month periods ended July 1, 2006 and July 2, 2005, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount %

	(In thousands, except percentages)
Selling, general and administrative expense	$5,004	$2,741	$2,263	83%
% of net revenues	8.4%	9.0%
      Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan and in Shenzhen, China to support our disk equipment customers in Asia.
      The increase in selling, general and administrative spending in the three months ended July 1, 2006 as compared to the three months ended July 2, 2005 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the three months ended July 1, 2006 was $274,000 of equity-based compensation expense. Our selling, general and administrative headcount increased from 52 at July 2, 2005 to 66 at July 1, 2006. We expect that selling, general and administrative expenses will increase in 2006 over the amount spent in 2005 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development personnel and stock-based compensation expense.

Interest income and other, net

	Three Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount %

	(In thousands, except percentages)
Interest income and other, net	$729	$423	$306	72%
      Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended July 1, 2006 was driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

	Three Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2005	2006	Amount %

	(In thousands, except percentages)
Provision for income taxes	$1,364	$3	$1,361	45,367%
      For the three months ended July 1, 2006, we accrued income tax using an effective tax rate of 12.8% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We have substantial net operating loss and credit carry-forwards, which are being used to limit the taxes paid this year and to reduce our effective tax rate to less than the statutory income tax rates in effect. We expect our effective tax rate to significantly increase after our net operating losses and deferred credits have been fully utilized. Our deferred tax asset is principally offset by a valuation allowance, resulting in a net deferred tax asset of $2.5 million at July 1, 2006.

      For the three months ended July 2, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

Six Months Ended July 1, 2006 and June 2, 2005

Net revenues

	Six Months Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Equipment net revenues	$104,038	$36,873	$67,165	182%
Imaging net revenues	5,124	4,150	974	23%

Total net revenues	$109,162	$41,023	$68,139	166%

      The increase in Equipment revenue was the result of higher sales of disk sputtering systems and spare parts. The increase in Imaging revenues was the result of higher sales from development contracts from military and government markets.
      International sales increased by 194% to $92.5 million for the six months ended July 1, 2006 from $31.4 million for the six months ended July 2, 2005. The increase in international sales was due to higher shipments of disk sputtering systems to customers in Asia. International sales constituted 85% of net revenues for the six months ended July 1, 2006 and 77% of net revenues for the six months ended July 2, 2005. International revenues include products shipped to overseas operations of US companies.

Gross margin

	Six Months
	Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

Equipment gross margin	35.8%	30.2%	5.6 pts	18.7%
Imaging gross margin	25.7%	12.1%	13.6 pts	112.7%

Total gross margin	35.3%	28.4%	6.9 pts	24.4%

      Gross margin for the six months ended July 1, 2006 increased relative to the comparable 2005 period primarily due to lower manufacturing costs and higher average selling prices for the 200 Lean system in the Equipment division. In addition, the increase in Imaging was primarily a result of increased product revenue, which carries a higher gross margin than funded research and development, and a greater percentage of factory overhead absorbed into research and development activities. Cost of net revenues for the six months ended July 1, 2006 included $139,000 of equity-based compensation expense.
      Gross margin for the six months ended July 2, 2005 was favorably impacted by $908,000 of flat panel equipment related activities. The $908,000 included $1.5 million of gross profit from the technology license sale less $592,000 for costs related to obtaining final customer acceptance of a flat panel manufacturing system shipped in 2003. Gross margin for the six months ended July 2, 2005 was adversely impacted by the recognition of revenue on a 200 Lean system that was built early in 2004, prior to the completion of a number of cost reduction activities.

Research and development

	Six Months Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Research and development expense	$11,851	$6,538	$5,313	81%
% of net revenues	10.9%	15.9%
      Research and development spending increased in both Equipment and in Imaging during the six months ended July 2, 2006 as compared to the six months ended July 2, 2005. The increase in Equipment was due to spending on the development of a new product line and spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to spending on the development of our commercial Imaging products. Included in research and development spending for the six months ended July 1, 2006 was $532,000 of equity-based compensation expense.
      Research and development expenses do not include costs of $2.9 million and $2.8 million, respectively, for the six-month periods ended July 1, 2006 and July 2, 2005 related to Imaging contract research and development. These expenses are included in cost of net revenues.

Selling, general and administrative

	Six Months Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Selling, general and administrative expense	$10,118	$5,932	$4,186	71%
% of net revenues	9.3%	14.5%
      The increase in selling, general and administrative expense for the six months ending July 1, 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the six months ended July 1, 2006 was $452,000 of equity-based compensation expense.

Interest income and other, net

	Six Months Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Interest income and other, net	$1,327	$854	$473	55%
      Interest income and other, net in both 2006 and 2005 consisted primarily of interest and dividend income on investments. The increase in the six months ended July 1, 2006 was the driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

	Six Months Ended		Change Over
			Prior Period
	July 1,	July 2,
	2006	2005	Amount	%

	(In thousands, except percentages)
Provision for income taxes	$1,582	$10	$1,572	15,720%
      For the six months ended July 1, 2006, we accrued income tax using an effective tax rate of 8.8% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

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
      We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
      During the three and six months ended July 1, 2006, we recorded stock-based compensation expense related to stock options of $552,000 and $896,000 respectively. As of July 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $6.1 million and will be recognized over an estimated weighted average amortization period of 2.0 years.
      The compensation cost associated with the employee stock purchase plan for the three and six months ended July 1, 2006 was $167,000 and $283,000 respectively. There were 74,491 shares purchased under the employee stock purchase plan during the six months ended July 1, 2006.
      Approximately $24,000 and $56,000 of stock-based compensation was capitalized as inventory at the three- and six-month periods ended July 1, 2006. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.
Liquidity and Capital Resources
      During the first six months of 2006, cash, cash equivalents and short-term investments increased by $15.9 million, from $49.7 million at December 31, 2005 to $65.6 million as of July 1, 2006.
      Operating activities provided cash of $15.7 million during the six months ended July 1, 2006. The cash provided was due primarily to net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation. This was partially offset by increases in inventory and other prepaid expenses. Accounts receivable totaled $41.6 million at July 1, 2006 compared to $42.8 million at December 31, 2005. Net inventories increased by $9.6 million during the six months ended July 1, 2006 due to increases in both raw materials and work-in-progress, which will be used to support the July 1, 2006 backlog. Accounts payable totaled $11.6 million at July 1, 2006 compared to $7.0 million at December 31, 2005. The increase of $4.6 million relates to the increase in inventory purchases and the general growth of our business. Accrued payroll and related liabilities increased by $1.1 million during the six months ended July 1, 2006 due primarily to increases in headcount and accruals for bonuses and employee profit sharing. Other accrued liabilities totaled $6.8 million at July 1, 2006 compared to $6.9 million at December 31, 2005. The minimal net decrease relates to decreases in income and sales tax accruals and deferred income, partially offset by an increase in accruals for warranty obligations. Customer advances increased by $2.4 million during the six months ended July 1, 2006. The increase was due to advances billed or received for orders that will be shipped during the balance of 2006 and in 2007.

      Investing activities in the first six months of 2006 used cash of $12.9 million. Purchases of short-term investments, net of proceeds from sales and maturities, totaled $10.7 million. Capital expenditures for the six months ended July 1, 2006 were $2.2 million.
      Financing activities provided cash of $2.2 million during the six months ended July 1, 2006 due to the sale of Intevac common stock to our employees through our employee benefit plans.
      We have generated operating income each of the last five quarters, after incurring annual operating losses from 1997 thru 2004. We believe an upturn in demand for the type of disk manufacturing equipment we produce is continuing, and we expect our Equipment business to be profitable again in 2006.
      We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $7.0 million in capital expenditures during the reminder of 2006.
Contractual Obligations
      In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of July 1, 2006 are shown in the table below.

		Payments Due by Period

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(In thousands)
Operating lease obligations	$12,151	$3,249	$3,601	$3,713	$1,588
Purchase obligations	23,093	23,093	—	—	—

Total	$35,244	$26,342	$3,601	$3,713	$1,588

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at July 1, 2006.

						Fair
	2006	2007	2008	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$9,426	—	—	—	$9,426	$9,421
Weighted-average rate	5.12%
Variable rate amounts	$4,860	—	—	—	$4,860	$4,860
Weighted-average rate	4.88%
Short-term investments
Fixed rate amounts	$43,303	$2,009	—	—	$45,312	$45,291
Weighted-average rate	5.12%	4.8%
Total investment portfolio	$57,589	$2,009	—	—	$59,598	$59,572
      Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

      Foreign exchange risk. From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At July 1, 2006, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures.
      We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 1, 2006, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2006.
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
Patent Infringement Complaint against Unaxis
      On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001 that relates to our 200 Lean magnetic media sputtering equipment. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell, or selling in the United States, or importing into the United States the allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims and we intend to pursue them vigorously.
Other Legal Matters
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
      Over the last 10 quarters, our revenues per quarter have fluctuated between $6.4 million and $59.5 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 18% and (56%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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
      Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2005, one of our customers accounted for 41% of our revenues and four customers, in the aggregate, accounted for 90% of our revenues. These same four customers, in the aggregate, accounted for 93% of our net accounts receivable at December 31, 2005. During 2005, Seagate announced its acquisition of Maxtor. This acquisition will further consolidate our customer base, as they both are included in the four customers with whom our revenues and accounts receivable were heavily concentrated in 2005. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce, or delay, future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2005 revenues ranged between $10.6 million in the first quarter and $52.7 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

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
      The majority of our revenues in the twelve months ended December 31, 2005 was from sales of our 200 Lean disk sputtering system, which was first delivered in December 2003. When first introduced, advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specification in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.
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
      Our LIVAR® target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products based on the technology we have developed in our Imaging business. None of our Imaging products are currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We may not succeed in these activities or generate significant sales of these new products. To date, commercial sales of our commercial Imaging products have not been significant, and we do not expect to realize significant revenues in 2006 from deployment of LIVAR or our other Imaging products.
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

      Sales of our 200 Lean disk sputtering systems are also dependent on obsolescence and replacement of the installed base of disk sputtering equipment. If technological advancements are developed that extend the useful life of the installed base of systems, then sales of our 200 Lean will be limited to the capacity expansion needs of our customers, which would significantly decrease our revenue.

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
      The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of our company and numerous product presentations and demonstrations for our prospective customers. Our sales process for these systems also includes the production of samples and customization of products for our prospective customers. We do not enter into long-term contracts with our customers and therefore, until an order is actually submitted by a customer, there is no binding commitment to purchase our systems.
      Our Imaging business is also subject to long sales cycles because many of our products, such as our LIVAR system, often must be designed into our customers’ products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customer successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. Government or its allies.
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

Our stock price is volatile.
      The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $8.88 to a high of $30.60 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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
      At December 31, 2005, due to a history of net operating losses prior to 2005, $15 million of deferred tax assets have been fully reserved by a valuation allowance. We are projecting an effective tax rate of 8.8% for 2006. This rate assumes the reversal of a portion of the valuation allowance against the deferred tax assets. If we determine that conclusive evidence exists to support additional adjustments to the valuation allowance, or we can reasonably forecast sufficient income to utilize the deferred tax assets, our future effective tax rate will likely increase significantly. An increase in the effective tax rate could have a material adverse effect on our reported earnings and earnings per share.

Our future success depends on international sales and the management of global operations.
      In the six months ended July 1, 2006, approximately 85% of our revenues came from regions outside the United States. In 2005, approximately 71% of our revenues came from these regions. We currently have international customer support offices in Singapore, China and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

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
      Substantially all of our common stock may be sold without restriction in the public markets, although shares held by our directors, executive officers and affiliates may be subject to volume and manner of sale restrictions. In August 2005, at the request of Redemco LLC, we registered the sale of 2,000,000 shares at any time and in any manner Redemco LLC chooses. As of March 20, 2006, Redemco LLC had sold all these

2,000,000 shares, and Redemco LLC and its affiliates still owned 1,004,000 shares. Redemco LLC and its affiliates can resell these remaining shares at any time without restrictions. Sales of a substantial number of shares of common stock in the public market by our officers, directors or affiliates or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

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

We could be involved in litigation.
      From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, we recently filed a patent infringement suit against Unaxis. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security-Holders
      Our annual meeting of shareholders was held May 15, 2006. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes

(a) Election of Directors
Norman H. Pond	19,296,325	471,708	—	1,156,568
Kevin Fairbairn	19,369,674	398,359	—	1,156,568
David S. Dury	18,814,164	953,869	—	1,156,568
Stanley J. Hill	18,887,373	880,660	—	1,156,568
Robert Lemos	18,664,418	1,103,615	—	1,156,568
Arthur L. Money	14,816,266	4,951,767	—	1,156,568
Ping Yang	19,369,224	398,809	—	1,156,568
(b) Proposal to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 800,000	14,492,641	1,519,563	—	3,755,829
(c) Proposal to approve an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 400,000 shares	15,499,675	512,329	—	3,756,029
(d) Ratification of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2006	19,670,277	95,565	—	2,191

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

By:	/s/ KEVIN FAIRBAIRN

Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 10, 2006

By:	/s/ CHARLES B. EDDY III

Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: August 10, 2006

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