Form 10-Q
period 2006-09-30
INTEVAC INC
filed 2006-11-09
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 3, 2006, 21,151,314 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,890	$15,255
Short term investments	75,967	34,476
Trade and other accounts receivable, net of allowances of $170 and $154 at September 30, 2006 and December 31, 2005	33,999	42,847
Inventories	41,372	24,837
Prepaid expenses and other current assets	2,272	1,814
Deferred tax assets	2,479	—

Total current assets	165,979	119,229
Property, plant and equipment, net	11,392	7,980
Long term investments	4,000	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	1,770	804

Total assets	$185,572	$130,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,924	$7,049
Accrued payroll and related liabilities	8,026	5,509
Other accrued liabilities	6,383	6,182
Customer advances	33,849	23,136

Total current liabilities	66,182	41,876
Other long-term liabilities	955	694
Shareholders’ equity:
Common stock, no par value	100,193	97,165
Additional paid in capital	2,119	—
Accumulated other comprehensive income	295	238
Retained earnings (accumulated deficit)	15,828	(9,529)

Total shareholders’ equity	118,435	87,874

Total liabilities and shareholders’ equity	$185,572	$130,444

Note:  Amounts as of December 31, 2005 are derived from the December 31, 2005 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$52,089	$41,862	$157,006	$79,001
Technology development	2,740	1,645	6,985	5,529

Total net revenues	54,829	43,507	163,991	84,530
Cost of net revenues:
Systems and components	29,755	29,277	96,933	55,098
Technology development	1,673	1,411	4,534	4,203
Inventory provisions	121	(735)	676	19

Total cost of net revenues	31,549	29,953	102,143	59,320

Gross profit	23,280	13,554	61,848	25,210
Operating expenses:
Research and development	8,571	3,897	20,422	10,435
Selling, general and administrative	5,565	3,746	15,683	9,678

Total operating expenses	14,136	7,643	36,105	20,113

Operating profit	9,144	5,911	25,743	5,097
Interest income and other, net	1,113	438	2,440	1,292

Income before income taxes	10,257	6,349	28,183	6,389
Provision for income taxes	1,244	158	2,826	168

Net income	$9,013	$6,191	25,357	6,221

Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	13	57	(24)

Total comprehensive income	$9,007	$6,204	$25,414	$6,197

Basic income per share:
Net income	$0.43	$0.30	$1.21	$0.30
Shares used in per share amounts	21,082	20,567	20,967	20,400
Diluted income per share:
Net income	$0.41	$0.29	$1.16	$0.29
Shares used in per share amounts	21,889	21,438	21,888	21,138

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Sept. 30,	Oct. 1,
	2006	2005
	(Unaudited)
	(In thousands)

Operating activities
Net income	$25,357	$6,221
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,881	1,537
Inventory provisions	676	19
Equity-based compensation	2,119	19
Loss on disposal of equipment	30	6
Changes in operating assets and liabilities	12,311	(12,174)

Total adjustments	17,017	(10,593)

Net cash and cash equivalents provided by (used in) operating activities	42,374	(4,372)
Investing activities
Purchases of investments	(377,925)	(44,658)
Proceeds from maturities of investments	332,575	35,900
Purchases of leasehold improvements and equipment	(5,462)	(2,414)

Net cash and cash equivalents used in investing activities	(50,812)	(11,172)
Financing activities
Net proceeds from issuance of common stock	3,028	2,133

Net cash and cash equivalents provided by financing activities	3,028	2,133
Effect of exchange rate changes on cash	45	(19)

Net decrease in cash and cash equivalents	(5,365)	(13,430)
Cash and cash equivalents at beginning of period	15,255	17,455

Cash and cash equivalents at end of period	$9,890	$4,025

Supplemental Schedule of Cash Flow Information
Cash paid for:
Income taxes	$4,222	$2

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

The financial information at September 30, 2006 and for the three- and nine-month periods ended September 30, 2006 and October 1, 2005 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The results for the three- and nine-month periods ended September 30, 2006 are not considered indicative of the results to be expected for any future period or for the entire year.

“Intevac®,” “LIVAR®,” and “200 Lean®” are trademarks of Intevac, Inc.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the applicable disclosures have been included in our consolidated financial statements and related notes thereto. We do not expect the adoption of this EITF to have an effect on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating this interpretation to determine if it will have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have an effect on our consolidated financial position, results of operations and cash flows.

4.  Inventories

Inventories are priced using standard costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Raw materials	$21,294	$15,070
Work-in-progress	13,249	6,303
Finished goods	6,829	3,464

	$41,372	$24,837

Finished goods inventory consists primarily of completed systems awaiting shipment to customer sites for installation and acceptance testing.

Inventory reserves included in the above numbers were $8.8 million and $11.0 million at September 30, 2006 and December 31, 2005, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity in the inventory provision account for the nine-month periods ending September 30, 2006 and October 1, 2005:

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)

Beginning balance	$10,988	$9,863
New provisions in cost of sales	676	19
New provisions for refurbishment of consigned products	7	133
Disposals of inventory	(2,873)	(178)
Miscellaneous adjustments	(42)	281

Ending balance	$8,756	$10,118

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30 was $878,000 and $2.0 million, respectively, which consisted of stock-based compensation expense related to the grant of stock options under the 2004 Plan and stock purchase rights under the ESPP. There was $19,000 of stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the three and nine months ended October 1, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Condensed Consolidated Statement of Income. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Condensed Consolidated Statement of Income, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2004 Equity Incentive Plan

Our 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and technical employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the Administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. During the nine months ended September 30, 2006, we granted 868,600 stock options with an estimated total grant-date fair value of $9.6 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $3.2 million.

2003 Employee Stock Purchase Plan

Our ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three and nine months ended September 30, 2006, we granted purchase rights with an estimated total grant-date value of $1.5 million and $1.6 million, respectively.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the three- and nine-month periods ended July 1, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2006
	(In thousands, except per share amounts)

Stock-based compensation by type of award:
Stock options	$791	$1,687
Employee stock purchase plan	148	432
Amounts capitalized as inventory	(61)	(85)

Total stock-based compensation	878	2,034
Tax effect on stock-based compensation	(106)	(203)

Net effect on net income	$772	$1,831

Effect on earnings per share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.08

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $85,000 of stock-based compensation is included in inventory as of September 30, 2006. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes Merton option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes Merton valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $9.77 per share and $11.05 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three and nine months ended September 30, 2006 was $9.94 per share and $9.68 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted-average assumptions:

	Three Months Ended
	September 30, 2006
		Employee Stock
	Stock Options	Purchase Plan

Expected volatility	72.34%	59.12%
Risk free interest rate	4.54%	4.67%
Expected term of options and purchase rights (in years)	4.55	2.0
Dividend yield	None	None

	Nine Months Ended
	September 30, 2006
		Employee Stock
	Stock Options	Purchase Plan

Expected volatility	74.82%	59.25%
Risk free interest rate	4.69%	4.67%
Expected term of options and purchase rights (in years)	4.73	1.92
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes Merton calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected life of purchase rights is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and the assumption of not paying dividends in the future.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first nine months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Expense Information Under SFAS 123(R)

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Shares	Average Exercise Price	Term (years)	Value

Options outstanding at December 31, 2005	1,867,570	$7.19	7.55	$11,482,717
Options granted	868,600	$17.72
Options forfeited	(48,320)	$9.17
Options exercised	(295,450)	$7.46
Options outstanding at September 30, 2006	2,392,400	$10.94	8.09	$15,222,090
Options exercisable at September 30, 2006	933,650	$7.39	6.69	$8,789,262

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $16.80 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The options outstanding and currently exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding
		Weighted Average
	Number of	Remaining		Options Exercisable
	Shares	Contractual Term	Weighted Average	Number Vested	Weighted Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	and Exercisable	Exercise Price

$ 2.63 - $ 3.98	349,580	5.17	$2.88	298,545	$2.83
$ 3.99 - $ 6.38	267,470	7.05	$4.56	134,680	$4.64
$ 6.39 - $ 7.84	343,550	7.80	$7.57	56,775	$7.30
$ 7.85 - $10.01	313,950	8.14	$9.03	200,400	$9.62
$10.02 - $15.81	414,750	8.57	$13.87	243,250	$12.68
$15.82 - $16.13	384,100	9.92	$16.13	—	$—
$16.14 - $28.55	319,000	9.59	$20.55	—	$—

$ 2.63 - $28.55	2,392,400	8.09	$10.94	933,650	$7.39

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $9.8 million and will be recognized over an estimated weighted average amortization period of 2.1 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months ended September 30, 2006, 84,368 shares were purchased at an average per share price of $5.60. At September 30, 2006, there were 387,937 shares available to be issued under the ESPP.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net loss and basic and diluted loss per share for the three and nine months ended October 1, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	October 1, 2005	October 1, 2005
	(In thousands, except
	per share amounts)

Net income, as reported	$6,191	$6,221
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(518)	(1,627)

Pro forma net income	$5,673	$4,594

Basic income per share:
As reported	$0.30	$0.30
Pro forma	$0.28	$0.23
Diluted income per share:
As reported	$0.29	$0.29
Pro forma	$0.26	$0.22

The weighted-average fair value of stock options granted was $8.67 and $6.79 for the three and nine months ended October 1, 2005, respectively. The weighted-average fair value of purchase rights granted was $6.00 and $5.14 for the three and for the nine months ended October 1, 2005, respectively. The fair value of each option grant and purchase right was estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2005		October 1, 2005
	Employee		Employee
	Stock		Stock
	Purchase Plan	Stock Options	Purchase Plan	Stock Options

Expected volatility	90.20%	90.20%	91.53%	92.50%
Risk free interest rate	3.97%	4.26%	3.90%	4.32%
Expected term of options and purchase rights (in years)	1.0	5.7	1.2	6.5
Dividend yield	None	None	None	None

Prior to fiscal 2006, the expected forfeitures of employee stock options were accounted for on an as-incurred basis.

6.	Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates.

On the condensed consolidated balance sheet, the short-term portion of the warranty is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities.

The following table displays the activity in the warranty provision account for the three- and nine-month periods ending September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(In thousands)

Beginning balance	$4,044	$1,677	$3,399	$1,116
Expenditures incurred under warranties	(776)	(137)	(2,619)	(846)
Accruals for product warranties issued during the reporting period	888	1,352	2,974	2,346
Adjustments to previously existing warranty accruals	(20)	(64)	382	212

Ending balance	$4,136	$2,828	$4,136	$2,828

The following table displays the balance sheet classification of the warranty provision account at September 30, 2006 and at December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In thousands)

Other accrued liabilities	$3,181	$2,705
Other long-term liabilities	955	694

Total warranty provision	$4,136	$3,399

7.	Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,	December 31,
	2006	2005
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$4,000	$10,991
Auction rate securities	70,000	15,000
Corporate debt securities	5,967	8,485

Total investments in debt securities	$79,967	$34,476

Short-term investments	$75,967	$34,476
Long-term investments	4,000	—

Total investments	$79,967	$34,476

Approximate fair value of investments in debt securities	$79,964	$34,408

The decline in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Cash and cash equivalents represent cash accounts and money market funds. Included in accounts payable are $5.6 million and $988,000 of book overdraft at September 30, 2006 and December 31, 2005, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income Per Share

The following table sets forth the data used in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
		(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$9,013	$6,191	$25,357	$6,221

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,082	20,567	20,967	20,400
Effect of dilutive securities:
Employee stock options(1)	817	871	921	738

Dilutive potential common shares	817	871	921	738

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,899	21,438	21,888	21,138

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 30, 2006 and October 1, 2005 was 566,079 and 137,198, respectively, and the number of employee stock options excluded for the nine-month periods ended September 30, 2006 and October 1, 2005 was 319,786 and 233,414, respectively.

10.	Segment Reporting

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

Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and investments, deferred income tax assets and other assets.

Segment Profit or Loss and Segment Assets

We evaluate performance and allocate resources based on a number of factors including, profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(In thousands)

Equipment	$51,625	$41,519	$155,663	$78,392
Imaging	3,204	1,988	8,328	6,138

Total	$54,829	$43,507	$163,991	$84,530

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(In thousands)

Equipment	$9,833	$7,177	$29,287	$9,178
Imaging	(673)	(1,415)	(3,701)	(3,874)
Corporate activities	(16)	149	157	(207)

Operating income	9,144	5,911	25,743	5,097
Interest income and other, net	1,113	438	2,440	1,292

Income before income taxes	$10,257	$6,349	$28,183	$6,389

Business Segment Assets

	September 30,	December 31,
	2006	2005
	(In thousands)

Equipment	$78,246	$68,672
Imaging	8,739	7,665
Corporate activities	98,587	54,107

Total	$185,572	$130,444

Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(In thousands)

United States	$5,665	$6,315	$22,294	$15,898
Asia	48,937	36,971	141,453	67,938
Europe	227	221	244	694

Total	$54,829	$43,507	$163,991	$84,530

11.	Income Taxes

For the nine- month period ended September 30, 2006, we accrued income tax using an effective tax rate of 10.0% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We have substantial net

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carry-forwards and deferred credits, which are being used to limit the taxes paid this year and to reduce our effective tax rate to less than the statutory income tax rates in effect. We expect our effective tax rate to significantly increase after our net operating losses and deferred credits have been fully utilized. Our deferred tax asset is mostly offset by a valuation allowance, resulting in a net deferred tax asset of $2.5 million at September 30, 2006.

For the three-and nine-month periods ended October 1, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

12.	Capital Transactions

During the nine-month period ending September 30, 2006, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 454,309 shares were issued under these plans, for which Intevac received $3.0 million.

13.	Financial Presentation

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2006 presentation. The reclassification involved combining interest expense, interest income and other income, net, into a single line on the Condensed Consolidated Statements of Income and Comprehensive Income. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income or comprehensive income as previously reported.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean®system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005 and 2006. Most of the systems in backlog at September 30, 2006 are for customers where we have met defined customer acceptance levels and we expect to recognize revenue upon shipment for those systems.

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

Inventories

Inventories are priced using standard costs, which approximate cost under the first-in, first-out method, and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation. A cost-to-market reserve is established for work-in-progress and finished goods inventories when the value of the inventory plus the estimated cost to complete exceeds the net realizable value of the inventory.

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

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter and to 10.0% at the end of the third quarter.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Three Months Ended September 30, 2006 and October 1, 2005.

Net revenues

	Three months ended		Change over
	Sept. 30,	Oct. 1,	prior period
	2006	2005	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$51,625	$41,519	$10,106	24%
Imaging net revenues	3,204	1,988	1,216	61%

Total net revenues	$54,829	$43,507	$11,322	26%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.

Equipment revenue for the three months ending September 30, 2006 included revenue recognition for nine 200 Lean systems and three disk lubrication systems, and a significant quarter over quarter increase in revenue from disk equipment technology upgrades and spare parts. Revenue for the three months ended October 1, 2005 included seven 200 Lean systems, two MDP-250B systems, nine disk lubrication systems and one flat panel manufacturing system. Our outlook for the Equipment business continues to be positive and we expect our revenues will increase significantly in the fourth quarter of 2006.

Imaging revenue for the three months ending September 30, 2006 consisted of $2.7 million of contract research and development and $465,000 of product sales. Revenue for the three months ended October 1, 2005 consisted of $1.7 million of contract research and development and $343,000 of product sales. The increase in contract research and development revenue was the result of a better mix of fully funded vs. partially funded programs. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at September 30, 2006 was $129.7 million, as compared to $84.5 million at December 31, 2005 and $65.4 million at October 1, 2005. The increase in backlog was primarily the result of orders for disk sputtering systems. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.

International sales increased by 32% to $49.2 million for the three months ended September 30, 2006 from $37.2 million for the three months ended October 1, 2005. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk equipment technology upgrades and spare parts. Substantially all of our international sales are to customers in Asia. International sales constituted 90% of net revenues for the three months ended September 30, 2006 and 86% of net revenues for the three months ended October 1, 2005.

Gross margin

	Three months ended		Change over
	Sept. 30,	Oct. 1,	prior period
	2006	2005	Amount	%
	(In thousands, except percentages)

Equipment gross margin	42.5%	32.0%	10.5 pts	33%
Imaging gross margin	41.1%	13.8%	27.3 pts	198%

Total gross margin	42.5%	31.2%	11.3 pts	36%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended September 30, 2006 included $70,000 of equity-based compensation expense.

Equipment gross margin improved during the three months ended September 30, 2006 as compared to the three months ended October 1, 2005. Our product mix, cost reduction programs and increased volume all contributed to the higher gross margin for the quarter. We expect the gross margin for the Equipment business in the fourth quarter of 2006 to be better than the fourth quarter of 2005, but lower than the margin achieved in the third quarter of 2006. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and inventory provisions.

The increase in Imaging gross margin resulted from a higher percentage of contract research and development revenue being derived from fully funded contracts, favorable adjustments related to closing our prior year government rate audits and increased product shipments. We expect Imaging gross margin in the fourth quarter of 2006 to be lower than the third quarter of 2006, due primarily to the elimination of the one-time favorable adjustments recognized in the three months ended September 30, 2006.

Research and development

	Three months ended		Change over
	Sept. 30,	Oct. 1,	prior period
	2006	2005	Amount %
	(In thousands, except percentages)

Research and development expense	$8,571	$3,897	$4,674	120%
% of net revenues	15.6%	9.0%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment and Imaging products.

Research and development spending increased in both Equipment and in Imaging during the three months ended September 30, 2006 as compared to the three months ended October 1, 2005. The increase in Equipment was due to spending on the development of a new product line and spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to increased spending on the development of our commercial Imaging products. Engineering headcount increased from 86 at October 1, 2005 to 115 at September 30, 2006. Included in research and development spending for the three months ended September 30, 2006 was $376,000 of equity-based compensation expense. We expect that research and development spending will increase in the fourth quarter of 2006 due primarily to expenditures related to our new Equipment product line, provisions for employee profit-sharing and bonus plans, and equity-based compensation expense.

Research and development expenses do not include costs of $1.7 million and $1.4 million for the three-month periods ended September 30, 2006 and October 1, 2005, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Selling, general and administrative expense	$5,565	$3,746	$1,819	49%
% of net revenues	10.1%	8.6%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support our equipment customers in Asia.

The increase in selling, general and administrative spending in the three months ended September 30, 2006 as compared to the three months ended October 1, 2005 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the three months ended July 1, 2006 was $432,000 of equity-based compensation expense. Our selling, general and administrative headcount increased from 59 at October 1, 2005 to 71 at September 30, 2006. We expect that selling, general and administrative expenses will increase in the fourth quarter of 2006 due primarily to a projected increase in costs related to business development, customer service and support for the Equipment business, provisions for employee profit-sharing and bonus plans, and stock-based compensation expense.

Interest income and other, net

	Three Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Interest income and other, net	$1,113	$438	$675	154%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency transaction gains and losses. The increase in the three months ended September 30, 2006 was driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

	Three Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Provision for income taxes	$1,244	$158	$1,086	687%

For the three months ended September 30, 2006, we accrued income tax using an effective tax rate of 12.1% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We have substantial net operating loss carry-forwards and deferred credits, which are being used to limit the taxes paid this year and to reduce our effective tax rate to less than the statutory income tax rates in effect. We expect our effective tax rate to significantly increase after our net operating losses and deferred credits have been fully utilized. Our deferred tax asset is mostly offset by a valuation allowance, resulting in a net deferred tax asset of $2.5 million at September 30, 2006.

For the three months ended October 1, 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

Nine Months Ended September 30, 2006 and October 1, 2005

Net revenues

	Nine Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$155,663	$78,392	$77,271	99%
Imaging net revenues	8,328	6,138	2,190	36%

Total net revenues	$163,991	$84,530	$79,461	94%

The increase in Equipment revenue was the result of higher sales of disk sputtering systems, disk equipment technology upgrades and spare parts. The increase in Imaging revenues was the result of both higher product sales and higher contract research and development revenues.

International sales increased by 106% to $141.7 million for the nine months ended September 30, 2006 from $68.6 million for the nine months ended October 1, 2005. The increase in international sales was due to higher shipments of disk sputtering systems to customers in Asia. International sales constituted 86% of net revenues for the nine months ended September 30, 2006 and 81% of net revenues for the nine months ended October 1, 2005. International revenues include products shipped to overseas operations of US companies.

Gross margin

	Nine Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%

Equipment gross margin	38.0%	31.2%	6.8 pts	22%
Imaging gross margin	31.6%	12.7%	18.9 pts	149%

Total gross margin	37.7%	29.8%	7.9 pts	27%

Gross margin for the nine months ended September 30, 2006 increased relative to the comparable 2005 period primarily due to lower manufacturing costs and higher average selling prices for the 200 Lean systems recognized for revenue and increased sales of disk equipment technology upgrades and spare parts in the period relative to the nine months ended October 1, 2005. The increase in Imaging gross margin was primarily a result of favorable adjustments related to closing our prior year rate audits and a higher percentage of revenue being derived from fully funded development contracts and product sales. Cost of net revenues for the nine months ended September 30, 2006 included $242,000 of equity-based compensation expense.

Gross margin for the nine months ended October 1, 2005 was favorably impacted by $908,000 of flat panel equipment related activities. The $908,000 included $1.5 million of gross profit from the technology license sale less $592,000 for costs related to obtaining final customer acceptance of a flat panel manufacturing system shipped in 2003. Gross margin for the nine months ended October 1, 2005 was adversely impacted by the recognition of revenue on a 200 Lean system that was built early in 2004, prior to the completion of a number of cost reduction activities.

Research and development

	Nine Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Research and development expense	$20,422	$10,435	$9,987	96%
% of net revenues	12.5%	12.3%

Research and development spending increased in both Equipment and in Imaging during the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005. The increase in Equipment was due to spending on the development of a new product line and spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to spending on the development of our commercial Imaging products. Included in research and development spending for the nine months ended September 30, 2006 was $908,000 of equity-based compensation expense.

Research and development expenses do not include costs of $4.5 million and $4.2 million, respectively, for the nine-month periods ended September 30, 2006 and October 1, 2005 related to Imaging contract research and development. These expenses are included in cost of net revenues.

Selling, general and administrative

	Nine Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Selling, general and administrative expense	$15,683	$9,678	$6,005	62%
% of net revenues	9.6%	11.4%

The increase in selling, general and administrative expense for the nine months ending September 30, 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the nine months ended September 30, 2006 was $883,000 of equity-based compensation expense.

Interest income and other, net

	Nine Months Ended		Change Over
	Sept. 30,	Oct. 1,	Prior Period
	2006	2005	Amount	%
	(In thousands, except percentages)

Interest income and other, net	$2,440	$1,292	$1,148	89%

Interest income and other, net in both 2006 and 2005 consisted primarily of interest and dividend income on investments. The increase in the nine months ended September 30, 2006 was the driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

	Nine months ended		Change over
	Sept. 30,	Oct. 1,	prior period
	2006	2005	Amount %
	(In thousands, except percentages)

Provision for income taxes	$2,826	$168	$2,658	1,582%

For the nine months ended September 30, 2006, we accrued income tax using an effective tax rate of 10.0% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense related to stock options of $791,000 and $1,687,000 respectively. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $9.8 million and will be recognized over an estimated weighted average amortization period of 2.1 years.

The compensation cost associated with the employee stock purchase plan for the three and nine months ended September 30, 2006 was $148,000 and $432,000 respectively. There were 158,859 shares purchased under the employee stock purchase plan during the nine months ended September 30, 2006.

Approximately $61,000 and $85,000 of stock-based compensation was capitalized as inventory at the three- and nine-month periods ended September 30, 2006. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.

Liquidity and Capital Resources

During the first nine months of 2006, cash, cash equivalents, and investments increased by $40.2 million, from $49.7 million at December 31, 2005 to $89.9 million as of September 30, 2006.

Operating activities provided cash of $42.4 million during the nine months ended September 30, 2006. The cash provided was due primarily to net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to an increase in accounts payable. This was partially offset by increases in inventory and other prepaid expenses. Accounts receivable totaled $34.0 million at September 30, 2006 compared to $42.8 million at December 31, 2005. Net inventories increased by $16.6 million during the nine months ended September 30, 2006 due to increases in raw materials, work-in-progress and finished goods, which will be used to support the September 30, 2006 backlog. Accounts payable totaled $17.9 million at September 30, 2006 compared to $7.0 million at December 31, 2005. The increase of $10.9 million relates to the increase in inventory purchases and the general growth of our business. Accrued payroll and related liabilities increased by $2.5 million during the nine months ended September 30, 2006 due primarily to increases in headcount and accruals for bonuses and employee profit sharing. Other accrued liabilities totaled $7.3 million at September 30, 2006 compared to $6.9 million at December 31, 2005. The minimal net increase relates to an increase in accruals for warranty obligations, partially offset by decreases in accruals for taxes and deferred income. Customer advances increased by $10.7 million during the nine months ended September 30, 2006. The increase was due to advances billed or received for orders that will be shipped during the balance of 2006 and in 2007.

Investing activities in the first nine months of 2006 used cash of $50.8 million. Purchases of investments, net of proceeds from sales and maturities, totaled $45.3 million. Capital expenditures for the nine months ended September 30, 2006 were $5.5 million.

Financing activities provided cash of $3.0 million during the nine months ended September 30, 2006 due to the sale of Intevac common stock to our employees through our employee benefit plans.

We have generated operating income each of the last six quarters, after incurring annual operating losses from 1997 through 2004. We believe the upturn in demand for the type of disk manufacturing equipment we produce is continuing, and we expect our Equipment business to be profitable for the balance of 2006 and into 2007.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $5 to $6 million in capital expenditures during the reminder of 2006.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of September 30, 2006 are shown in the table below.

		Payments due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$11,257	$2,792	$3,638	$3,703	$1,124
Purchase obligations	37,588	37,588	—	—	—

Total	$48,845	$40,380	$3,638	$3,703	$1,124

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at September 30, 2006.

						Fair
	2006	2007	2008	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$1,999	—	—	—	$1,999	$1,997
Weighted-average rate	5.30%
Variable rate amounts	$3,471	—	—	—	$3,471	$3,471
Weighted-average rate	5.24%
Short-term investments
Fixed rate amounts	$73,963	$2,005	—	—	$75,968	$75,963
Weighted-average rate	5.24%	4.80%
Long-term investments
Fixed rate amounts	—	—	$4,000	—	$4,000	$4,001
Weighted-average rate	5.44%
Total investment portfolio	$79,433	$2,005	$4,000	—	$85,438	$85,432

Due to the short-term nature of the substantial portion of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At September 30, 2006, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 30, 2006, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

Patent Infringement Complaint against Unaxis

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001 that relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell, or selling in the United States, or importing into the United States, the allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims and we intend to pursue them vigorously.

On September 12, 2006 Unaxis filed a response to Intevac’s lawsuit in which it asserted non-infringement, invalidity of the Intevac patent, inequitable conduct by Intevac, patent misuse by Intevac, and lack of jurisdiction by the court as defenses. Additionally, Unaxis requested a declaratory judgment of patent non-infringement, invalidity and unenforceability; asserted Intevac’s violation of the California Business and Professional Code; requested that Intevac be enjoined from engaging in any unfair competition; and that Intevac be required to pay Unaxis’ attorney fees. We believe such claims lack merit and we intend to defend ourselves vigorously.

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

Over the last 11 quarters, our revenues per quarter have fluctuated between $6.4 million and $59.5 million. Over the same period our operating income as a percentage of revenues has fluctuated between approximately 17% and (56%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2005, one of our customers accounted for 41% of our revenues and four customers, in the aggregate, accounted for 90% of our revenues. These same four customers, in the aggregate, accounted for 93% of our net accounts receivable at December 31, 2005. To date in 2006, our results have been similarly concentrated. During 2005, Seagate announced its acquisition of Maxtor, which was completed in May 2006. This acquisition further consolidates our customer base, as they both are included in the four customers with whom our revenues and accounts receivable were heavily concentrated in 2005. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce, or delay, future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2005 revenues ranged between $10.6 million in the first quarter and $52.7 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

We are making a substantial investment to develop a new manufacturing system to address applications other than magnetic media manufacturing. We have not yet completed a fully functional production system, and do not expect to generate revenue from this product in the next twelve months. We spent $6.4 million, or 44% of our research and development costs, on this new product in 2005 and have significantly increased our level of spending on this project in 2006. We have not developed or sold products for this market previously, and our knowledge of the market and its needs is limited. Failure to correctly assess the size of the market, to successfully develop a product to cost-effectively address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

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

If the growth in demand for hard disk drives does not continue and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

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

Many of our Imaging products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Trading in Arms Regulations. This limits the potential market for our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. For example, we have not yet received export approval for our Head-Mounted Night Vision camera to our NATO customer. Export to countries that are not considered by the United States Government to be allies is likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain, or delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience un-reimbursed cost overruns.

A portion of our revenue is derived from fixed-price development and production contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. We are required to recognize the total estimated impact of cost overruns in the period in which they are first identified. Such cost overruns would have a material adverse effect on our results of operations and financial condition.

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

At December 31, 2005, due to a history of net operating losses prior to 2005, $15 million of deferred tax assets have been fully reserved by a valuation allowance. We are currently projecting an effective tax rate of 10% for 2006. This rate assumes the reversal of a portion of the valuation allowance against the deferred tax assets. If we determine that conclusive evidence exists to support additional adjustments to the valuation allowance, or we can reasonably forecast sufficient income to utilize the deferred tax assets, our future effective tax rate will likely increase significantly. An increase in the effective tax rate could have a material adverse effect on our reported earnings and earnings per share.

Our future success depends on international sales and the management of global operations.

In the nine months ended September 30, 2006, approximately 86% of our revenues came from regions outside the United States. In 2005, approximately 71% of our revenues came from these regions. We currently have international customer support offices in Singapore, China, Malaysia, Korea and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We adopted SFAS 123R in the first quarter of fiscal year 2006. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, which will be effective January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 may have a material impact on our consolidated financial position, results of operations and cash flows.

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

INTEVAC, INC.

Date: November 8, 2006 By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2006 By:	/s/ CHARLES B. EDDY III
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