Form 10-K
period 2006-12-31
INTEVAC INC
filed 2007-03-16
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(408) 986-9888
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (no par value)	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 1, 2006 was approximately $360,255,541 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 27, 2007, 21,378,578 shares of the Registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “plans,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to technology and market trends in the data storage, hard disk drive and magnetic disk market; comments related to technology and market trends in military and commercial markets for low light sensors, cameras and systems; projected seasonality and cyclicality in the market for our equipment products; projected sales of hard disk drives and magnetic disks for hard disk drives; expectations of our continued leadership position in magnetic disk manufacturing equipment; projected customer requirements for new capacity and for technology upgrades, such as for perpendicular recording, to their installed base of magnetic disk manufacturing equipment, as well as the ability of our products to meet these requirements; expectations regarding the extended sales cycles for our equipment and military products; projected technology roadmaps and deployment schedules for our military customers; discussions of expected features, performance, costs, and competitive advantages of products we are developing, including 200 Lean systems, LIVAR cameras and systems, NightVista cameras, MOSIR cameras, cameras for military head-mounted applications and commercial markets and low light level sensors; expectations of establishing relationships with development and distribution partners for our Imaging products; discussions of development of manufacturing systems for entry into the semiconductor equipment market; and discussions of the costs of complying with government regulations. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors.”

PART I

Item 1.	Business

Overview

We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives and we are developing equipment that we plan sell to semiconductor manufacturers. We also develop and provide leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.

Our Equipment business designs, manufactures, markets and services complex capital equipment which deposits, or sputters, highly engineered thin-films onto magnetic disks used in hard disk drives. We believe our systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Our customers are manufacturers of magnetic disks for hard disk drives, and include Fuji Electric, Hitachi Global Storage Technologies and Seagate Technology. We believe the rapid growth of the storage of digital data, including new consumer applications, such as personal audio and video recorders, emerging HDTV applications, streaming video and video game platforms; increasing enterprise data storage requirements; the proliferation of personal computers into emerging markets in Asia and Eastern Europe; along with new technology advances in the industry, provide us with a significant opportunity to sell magnetic media manufacturing equipment. In addition, we plan to enter the market for complex capital equipment sold to the semiconductor manufacturing industry. The vast majority of our revenue is currently derived from our Equipment business, and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

Our Imaging business develops and manufactures electro-optical sensors, cameras, and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing imaging or analytical detection in extreme low light situations. We develop imaging technology and equipment for military applications. To date, our revenues have been derived primarily from research and development contracts funded by the U.S. government, rather than product sales. Applications for our imaging technology include sensors and cameras for use in extreme low light situations and systems for positive identification of targets at long range. We also develop and market commercial cameras and systems addressing markets within life science, physical science, industrial inspection and security.

Intevac was incorporated in October 1990 in California and completed a leveraged buyout of a number of divisions of Varian Associates in February 1991. The technologies acquired from Varian formed the foundation for our Equipment and Imaging businesses. Our principal executive offices are located at 3560 Bassett Street,

Santa Clara, California 95054, and our phone number is (408) 986-9888. Our Internet home page is located at www.intevac.com; however the information in, or that can be accessed through, our home page is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

“LIVAR®,” “D-STAR®,” “NightVista®,” “200 Lean®,” and “MOSIRTM,” among others, are our trademarks.

Equipment Business

Our Equipment business designs, manufactures, markets and services complex capital equipment used to sputter thin-films of material onto magnetic disks which are used in hard disk drives, and equipment to lubricate those disks. Hard disk drives are the primary storage medium for digital data. These magnetic disks are created in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are utilizing our expertise in complex manufacturing equipment to develop new products that address semiconductor manufacturing markets.

Storage Market Growth Drivers

Data storage requirements have rapidly increased from kilobytes for documents, to megabytes for audio and still images, to gigabytes for video. Hard disk drives are the primary devices used for storing and retrieving large amounts of digital data where re-recordable capability is necessary. We believe there are a number of emerging trends and applications that require cost effective storage intensive solutions.

•	New consumer electronics applications, such as digital video and audio recorders, video game platforms, emerging HDTV applications and streaming video.

•	Personal computers have evolved from devices operating simple applications such as word processing, to powerful machines that are capable of playing, recording and creating multimedia content, such as images, audio and video.

•	Proliferation of personal computers into the emerging markets of Asia and Eastern Europe.

•	Enterprise data storage requirements are increasing, as regulations and other business factors require companies to archive more information, such as documents and email. Additionally, companies are transitioning from paper-based storage to digital data-based storage and digital backup.

•	Certain traditional analog storage applications are transitioning to digital hard disk-based storage. For example, the video surveillance industry, including home security, law enforcement, private security services, retail, transportation and government agencies, is transitioning from analog video tapes to digital hard disk storage.

As a result of these and other storage applications, TrendFocus reported that hard disk drive shipments grew by 14.2% during 2006 to 435 million units and projects 14.4% annual growth in hard disk drive units through 2010.

Hard Disk Drive Market Dynamics

Areal Density Increasing.  Areal density, defined as the density of information stored on magnetic disks, continues to increase, albeit at a slower rate than in past years. Higher areal density allows more information to be stored on each magnetic disk, which enables hard disk drive manufacturers to provide greater data storage capacity at a lower cost per gigabyte.

Transition from Longitudinal to Perpendicular Recording.  Historically, magnetic disk manufacturers have been able to increase the areal density of a disk by improving existing longitudinal recording processes, a storage method where magnetized data bits are parallel to the disk. In the past few years, the rate of increase in areal density for longitudinal recording processes has slowed, as the magnetized data bits were packed closer and closer together, increasing instability. In order to continue increasing capacity per disk, the magnetic disk industry has begun the transition to perpendicular recording. In perpendicular recording the data bits are oriented perpendicular to the disk surface, and this approach makes it possible for the bits to be recorded at a higher density than in longitudinal recording.

New Equipment Required for Perpendicular Recording.  The legacy equipment that magnetic disk manufacturers purchased in the mid to late 1990s could generally accommodate up to twelve process stations, which was sufficient for longitudinal recording. However, disk manufacturers need to replace or retool their existing disk manufacturing equipment to support increasing production of disks capable of perpendicular recording. Economically producing disks capable of perpendicular recording may require as many as twenty or more process stations. As a result, disk manufacturers have been investing in new equipment, such as the 200 Lean, since 2004. In 2007 we believe that some of our customers will begin making significant replacements of their legacy equipment with 200 Leans.

Consolidation of Equipment Suppliers.  Beginning in 1995, most magnetic disk manufacturers undertook aggressive expansion plans. A reduction in disks per drive, possible because of rapid increases in areal density, combined with these capacity expansions, resulted in substantial excess disk production capacity from 1998 through 2002. Even though total storage capacity of all hard disk drives shipped increased from 1997 to 2003, disk manufacturers did not make significant investments in disk sputtering equipment. As a result, the supplier base of disk sputtering equipment was reduced. Intevac and one other manufacturer now supply the majority of disk sputtering equipment capable of economically manufacturing media suitable for perpendicular recording.

Industry Consolidation.  Two types of companies purchase disk sputtering equipment; vertically integrated companies that manufacture both disks and the hard drives that use those disks, and merchant suppliers that manufacture magnetic disks for sale to hard disk manufacturers. Both drive and disk manufacturers were adversely affected by the overcapacity of 1998 through 2002, and the industry underwent significant consolidation. For instance, in 2001 Maxtor acquired Quantum’s hard disk drive operations, and Fujitsu ceased manufacturing hard disk drives for the personal storage market. In 2002, IBM sold its hard disk drive business to Hitachi. In 2004, Showa Denko acquired Trace Storage Technology. In 2006, Seagate completed its acquisition of Maxtor. This consolidation substantially reduced the number of magnetic disk manufacturers able to respond to any increasing demand for disks for hard disk drives.

Equipment Selection Criteria.  To evaluate the performance of competing disk sputtering equipment, magnetic disk manufacturers consider the following criteria:

•	Cost of Ownership. Cost of ownership of disk sputtering equipment includes factors such as equipment price, manufacturing yield, throughput, consumables cost, factory floor footprint and uptime. A lower cost of ownership for disk sputtering equipment is a key factor in lowering the manufacturer’s product cost.

•	Extendibility and Flexibility. We believe magnetic disk manufacturers need sputtering equipment that can address the needs of their evolving technology roadmaps. This equipment must be capable of incorporating new process steps and new technical capabilities, including the processes needed for producing magnetic disks capable of perpendicular recording. Additionally, these manufacturers are improving longitudinal processes and further developing the processes necessary for perpendicular recording, and as a result, they demand a flexible system that supports process reconfigurations and expansions with a minimum of effort.

•	Compatibility with Existing Equipment. We believe magnetic disk manufacturers prefer to standardize their processes around a single disk sputtering equipment supplier. Once a disk manufacturer has selected a particular supplier’s equipment, that manufacturer generally relies upon that supplier’s equipment and generally will continue to purchase any additional equipment from the same supplier. There are significant economies of scale related to the use of a single supplier’s disk manufacturing system in product design, product qualification, manufacturing and support.

•	Long-term Commitment of Supplier. We believe magnetic disk manufacturers need sputtering equipment suppliers that are committed to meeting current and future technology requirements and to supporting this equipment throughout its useful life. As a result, magnetic disk manufacturers demand a supplier with the stability and capability to be a long-term technology partner.

Our Competitive Strengths

We are the leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives. We believe that our industry leadership is the result of the following key competitive strengths:

•	Broad Installed Base with Industry Leading Customers. Our MDP-250 disk sputtering system gained wide acceptance in the magnetic disk manufacturing industry and by the late 1990s was being used in the manufacture of approximately half of the magnetic disks used in hard disk drives worldwide. Our 200 Lean, introduced in 2003, continues our strong industry position. We believe that there are approximately 111 legacy MDP-250 systems and 80 next generation 200 Lean systems currently available for use in production and research and development applications by customers such as Fuji Electric, Hitachi Global Storage Technology and Seagate. We believe there is significant potential for these customers to continue adding capacity and to upgrade the technical capability of their installed base to permit production of higher density disks capable of perpendicular recording.

•	Technology Leadership with Modular Next Generation Advanced Platform. In December 2003, we first delivered our latest-generation disk sputtering system, the 200 Lean, which provides enhanced capabilities relative to our installed base of MDP-250 systems. The 200 Lean’s compact design enables more disks to be manufactured per square-foot of factory clean-room space. The flexible design of the 200 Lean allows rapid reconfiguration to accommodate product changeovers and new disk technology. The modular design of the 200 Lean also allows disk manufacturers to add additional process stations, as advanced magnetic disk technologies, such as perpendicular recording, are introduced. We believe the Intevac 200 Lean system accounts for the majority of installed production capacity of next generation perpendicular-capable systems.

•	Long-Term Commitment to Hard Disk Drive Industry. We have been a hard disk drive equipment provider since 1991. We continue to develop new technologies, and introduced the 200 Lean disk sputtering system to meet the need for additional process stations necessary to economically produce magnetic disks capable of perpendicular recording. In addition, our headquarters and our support centers in Singapore, China and Malaysia are located in close proximity to many of our customers’ hard disk drive development centers and manufacturing facilities.

Based on these competitive strengths, we believe that we are well positioned to maintain our market leading position in the magnetic disk sputtering equipment market.

Our Equipment Strategy

We believe we can leverage our leadership position in disk sputtering equipment to increase our sales to magnetic disk manufacturers and apply our technology to new markets. The key elements of our strategy are as follows:

•	Be a Preferred Solutions Provider in the Magnetic Disk Industry. Our goal is to be a preferred solutions provider to magnetic disk manufacturers. We believe that our 200 Lean provides our customers with an advanced modular platform that can address their future disk sputtering needs. We believe we are also the leading provider of disk lubrication equipment, which is used to apply ultra-thin coatings of lubricant to magnetic disks after sputtering.

•	Leverage Existing Technology into New Markets. In addition to expansion within our existing customer base, we are targeting other markets where we can apply our expertise in complex manufacturing equipment. Our expertise includes the ability to design and manufacture complex, highly automated vacuum manufacturing systems. We are currently developing a new manufacturing system that addresses the etch segment of the semiconductor manufacturing market. We are devoting a significant portion of our business development and technical resources to developing this new product, and we plan to deliver evaluation units for this new system to multiple customers during 2007. We expect our initial customers will test evaluation systems for as long as twelve months before deciding whether to purchase production systems. Accordingly, we do not expect to recognize revenues from the sale of this new system until 2008.

•	Deliver Highest Customer Value Proposition. Our goal is to maintain our leadership in complex manufacturing equipment by providing flexible, extendable equipment having the lowest cost of ownership. For example, the 200 Lean’s modular design provides customers the ability to reconfigure their disk manufacturing systems for rapid technology shifts and evolving technology roadmaps, and its compact footprint and increased throughput relative to the legacy MDP-250 systems enable increased output per square foot of factory clean-room space.

•	Expand Consumables, Spare Parts and Service Offerings. We plan to increase the sale of disk sputtering equipment consumables, spare parts and service in order to increase our revenue opportunity per customer. This will enable us to deepen and enhance our customer relationships. We believe that the close proximity of our service centers in Singapore, Shenzhen, China and Kulim, Malaysia to our customers’ facilities gives us a competitive advantage. We plan to add additional support centers as required in order to maintain close proximity to our customers’ operations.

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

The key features of the 200 Lean include:

•	Modular Design. The 200 Lean’s modular design allows our customers to accommodate any number of disk manufacturing process steps required by their evolving technology roadmaps. The 200 Lean consists of a front-end robotic module that loads and unloads disks to and from the system, combined with any number of four-station process modules. Typical configurations of the 200 Lean have five of these four-station process modules, which results in systems capable of up to 20 process steps. Additional process modules can be easily added to already installed systems.

•	Easy to Reconfigure. Magnetic disk manufacturers produce many different designs that have short product life cycles, leading to frequent reconfiguration of disk sputtering equipment. The mechanical design and software control system of the 200 Lean allow rapid reconfiguration of systems by our customers. The 200 Lean is also easily reconfigured to process disks with glass or aluminum substrates of varying diameters and thicknesses.

•	Higher Throughput with Smaller Footprint. The 200 Lean offers higher throughput (up to 800 disks per hour) and more process stations in a more compact package than our legacy MDP-250 system. We believe that the 200 Lean has the highest disk throughput per square foot of factory space for a system capable of manufacturing perpendicular media.

•	High Availability. The 200 Lean is designed to operate seven days a week, 24 hours a day with high availability. The 200 Lean can be run continuously for a week or more between preventative maintenance cycles.

•	Single Disk Processing. The 200 Lean processes each individual disk sequentially through a series of single-disk, vacuum-isolated, process chambers. “Single-disk” processing assures that each individual disk follows an identical path through the system, which leads to disk-to-disk uniformity, since each disk sees the same process conditions.

•	High-Vacuum Capability. The 200 Lean operates at significantly better vacuum levels compared to the installed base of MDP-250s. Better vacuum levels generally lead to improved magnetic media performance.

•	Suite of Process Station Options. The 200 Lean offers a wide range of process stations, providing capabilities such as metal deposition, heating, cooling and carbon overcoating onto both aluminum and glass disks.

DLS-100 Disk Lubrication System

Disk lubrication is the manufacturing step that immediately follows deposition. During lubrication, a microscopic layer of lubricant is applied to the disk’s surface to improve durability and reduce surface friction between the disk and the read/write head assembly.

The Intevac DLS-100 is a disk lubrication system for uniformly lubricating disks in a temperature controlled, low vibration and contamination free environment.

Equipment Business Sales and Marketing

Our Equipment business sales are made primarily through our direct sales force, although in Japan, we sell our products through a distributor, Matsubo. The selling process for our equipment products is a multi-level and long-term process, involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making sample disks for the prospective customer and responding to its needs for moderate levels of machine customization. Customers often require a significant number of product presentations and demonstrations before making a purchasing decision.

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

The production of large complex systems requires us to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. In some cases we manufacture subsystems and/or complete systems prior to receipt of a customer order to smooth our production flow and/or reduce our lead time. We maintain inventories of spare parts in Santa Clara, Singapore and other locations to support our customers. We typically require our customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances pending revenue recognition.

Equipment Business Customers

Our disk sputtering equipment customers include magnetic disk manufacturers such as Fuji Electric and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology and Seagate. The majority of our customers’ product development programs are located in the United States and Japan. Our customers’ manufacturing facilities are primarily located in California, China, Japan, Malaysia and Singapore.

Our customers’ businesses tend to be cyclical, with their peak sales occurring during the second half of the year. As a result, our customers have a tendency to order equipment for delivery and installation by midyear, so that they have new capacity in place for their peak production period. However, during both 2005 and 2006 our customers were capacity constrained, demand did not follow normal seasonal patterns, and we realized our highest revenues during the fourth fiscal quarter.

Equipment Business Customer Support

We provide process and applications support, customer training, installation, start-up assistance and emergency service support to our equipment customers. We conduct training classes for our customers’ process engineers, machine operators and machine service personnel. Additional training is also given to our customers during the machine installation. We have a subsidiary in Singapore and field offices in China, Malaysia and Japan to support our customers in Asia. We are planning to add additional support centers to maintain close proximity to our customers’ factories as they deploy our systems.

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

Equipment Business Competition

The principal competitive factors affecting the markets for our equipment products include price, product performance and functionality, integration and manageability of products, customer support and service, reputation and reliability. We have historically experienced intense competition worldwide for magnetic disk sputtering equipment from competitors including Anelva Corporation, Ulvac and Oerlikon, formerly Unaxis Holdings, Ltd., each of which has sold substantial numbers of systems worldwide. Anelva, Ulvac and Oerlikon all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. To our knowledge, Intevac, Anelva and Oerlikon are the only companies that have delivered products that economically address the sputtering requirements for manufacture of advanced perpendicular magnetic disks. However, there can be no assurance that any of our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features or that new competitors will not enter our markets and develop such enhanced products. In addition, as we enter the semiconductor equipment market, we anticipate that we will experience competition from competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd.

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

Imaging Business

Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision or analytical detection in extreme low light situations. The majority of our imaging revenue to date has been derived from contracts related to the development of electro-optical sensors, cameras and systems and funded by the U.S. Government, its agencies and contractors.

Imaging Industry Overview

Imaging is the capture and display of an image by collecting light or heat emitted or reflected from an object. Low light imaging involves the capture and display of light at intensities of approximately one millionth, or less, of daytime light levels.

Low light imaging technology that provides superior vision in nighttime creates a significant tactical combat advantage. Accordingly, the U.S. military has funded the development of various night vision technologies, which have evolved to today’s widely deployed “Generation-III” night vision tubes. Typically, Generation-III night vision tubes are placed in front of a user’s eyes, like a pair of binoculars, and produce a direct-view, “green glow” image. The U.S. military is now funding the development of compact digitally enhanced night vision goggles that incorporate imagery from both low light and thermal sensors.

The commercial sector has taken a different approach to extreme low light imaging than the military. The initial extreme low light cameras for the commercial sector were based on charged coupled device, or CCD, technology, which is able to directly produce a digital output. CCD technology has been applied in a wide variety of applications requiring low light level detection or imaging such as astronomy, spectroscopy, life sciences and industrial products monitoring.

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

Advanced Photocathode Technology — A photocathode is a semiconductor compound with the ability to convert light into electrons. We manufacture a family of photocathodes designed to optimize sensitivity at specific wavelengths ranging from the visible (0.40 microns) to the near infrared (1.65 microns). Our photocathodes are extremely sensitive to incoming light. Some of our detectors incorporating such photocathodes can detect incoming light at levels of a single photon, the ultimate level of sensitivity.

Use of Low Power CMOS Imaging Chips — Complementary Metal Oxide Semiconductor, or CMOS sensors, which are generally lower cost and require less power than comparable CCD sensors, have been developed for consumer imaging applications. We have developed proprietary technologies and capabilities to incorporate CMOS sensors into our products to take advantage of these improvements. We have also developed proprietary CMOS devices optimized for use in our night vision sensors. As a result, we believe we will be able to offer cost effective, compact, low power, extreme low light imaging sensors.

Increased Silicon Sensor Sensitivity — We have developed proprietary technology to enable CMOS and CCD sensors to efficiently capture electrons emitted from the photocathode. Increasing the electron capture efficiency directly increases extreme low light imaging performance.

Compact Ultra-High Vacuum Sensor Packaging — Our compact ultra-high vacuum sensor package enables us to combine an imaging chip with a photocathode in a thin package, which is particularly well suited for portable applications where size and weight are critical.

Low Light Imaging Market Opportunity

Head Mounted Night Vision Systems — Generation-III based night vision goggles, which have excellent extreme low light imaging performance, were widely deployed by the U.S. military for use by soldiers during the 1990’s. In 2005 the U.S. military awarded contracts for procurement of up to $3.2 billion of Generation-III night vision equipment over a five-year period. However, these goggles lack video output. Additionally, potential adversaries are now deploying Generation-II+ goggles manufactured outside the United States with performance levels approaching that of Generation-III. Accordingly, the U.S. Army has developed a roadmap to maintain extreme low light imaging dominance for the individual soldier. The roadmap includes developing the Digital Enhanced Night Vision Goggle (“DENVG”), a compact head mounted system, that integrates a visible imager, an infrared imager and a video display. This approach allows the low light and the infrared imagery to be viewed individually, or to be overlaid on each other (“fused”) at the option of the soldier, and also enables connectivity to a wireless network for distribution of the imagery and other information. The U.S. Army plans to begin production of this type of system in 2010.

Long Range Target Identification — Current long-range military nighttime surveillance systems are based on expensive thermal imaging camera systems, which image the thermal profile of a target. Long-range thermal systems are relatively large, which is a disadvantage for airborne and portable applications. Accordingly, there is a need for a cost effective, compact, long-range imaging solution that identifies targets at a distance that is greater than an adversary’s detection range capability.

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

Life Sciences — The life sciences market focuses on increasing the understanding of biology at the cellular level to improve health and quality of life. To image single living cells, this market needs extreme low light cameras that operate at speeds significantly higher than cameras that are available today.

Our Imaging Strategy

Collaborate with Leading Development Organizations — We collaborate with and receive significant funding from leading government research organizations for the development of our extreme low light technology. These organizations strongly influence development and procurement of advanced technologies by the U.S. military. For example, we have collaborated with the U.S. Army Night Vision Labs, the world leader in night vision technology, to facilitate the development and adoption of our night vision technology.

Become Leading Provider of Extreme Low Light Imaging Sensor, Camera, and System Products for the Military — We are actively marketing our extreme low light imaging technology-based products to the military.

•	Night Vision Camera Modules — Our extreme low-light sensor technology was selected in 2004 for use in a digital head-mounted and rifle-sight system for the military of a NATO ally. During 2006, we completed the development of a night-vision sensor and camera module for this application and entered into a purchasing agreement with our NATO customer to deliver 32,000 camera modules over seven years, valued in excess of $50 million over the term of the agreement. Orders under this agreement may be released annually. We expect to deliver pilot production units in 2007 and volume production units in 2008.

•	Digitally Enhanced Night Vision Goggles (“DENVG”) — We are jointly developing, with DRS Technologies, DENVG night vision goggle prototypes for the U.S. Army. These compact digital systems are being designed to display the imagery from our low-light night vision sensors in combination with imagery from DRS Technology’s thermal imaging sensors. In 2007, we expect to deliver prototypes to the U.S. Army for field-testing and to pursue additional contracts to fund further development of this product.

•	Laser Illuminated Viewing and Ranging (“LIVAR”) — Our LIVAR target identification system can be used to identify targets at distances of up to twenty kilometers and has been incorporated into U.S. weapons development programs such as the Airborne Laser (“ABL”), the Cost Effective Targeting System (“CETS”), and the Long-Range Identification System (“LRID”) programs. We expect to begin volume production deliveries of LIVAR cameras late in 2007.

•	Intensified Photodiodes — We are developing devices that enable single photon detection at extremely high data rates and are designed for use in target identification and other military applications.

Become Leading Provider of Camera and Systems Products, based on Proprietary Sensor Technology, to Address Emerging Commercial Markets — We are also using our extreme low-light imaging expertise in sensor and camera technology to develop products for commercial markets. We believe the modular design of our camera electronics and software, coupled with use of our proprietary CMOS chips in configurable sensors, will help decrease development time and cost.

•	MOSIR Near Infrared Cameras — We began shipping our MOSIR line of commercial cameras during 2006. This camera provides previously unavailable high sensitivity in the near infrared portion of the spectrum and is well suited for low-light spectroscopy applications. We plan to continue to enlarge our product offerings of high-performance cameras for physical science, life science and industrial applications within the commercial imaging market.

•	Raman Spectrometers — On February 1, 2007, we completed an acquisition of the assets and certain liabilities of DeltaNu, LLC, a company that pioneered development of miniature Raman spectrometer systems. Raman spectroscopy systems are used to identify materials by illuminating the material with a laser and measuring the characteristic spectrum of light scattered from the material. The process enables real-

time, non-destructive identification of liquids and solids outside of the laboratory and is well suited to applications such as hazmat, forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance.

•	Near Infrared Raman Spectrometers — Raman spectrometers typically use lasers in the visible spectrum, which can lead to excessive background noise, or fluorescence, as well as potential eye-safety issues. These limitations can now be significantly reduced by using near infrared lasers in combination with our proprietary near infrared sensor technology. We plan to develop a new class of high-performance Raman spectrometer systems that integrate Intevac’s near infrared sensors with DeltaNu’s low cost Raman spectrometers.

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

Imaging Sales and Marketing

Sales of our products for military applications are primarily made to the end user through our direct sales force. In cases where our products are enabling technology for more complex systems, we also sell to leading defense contractors such as Boeing, Lockheed Martin Corporation and Northrop Grumman Corporation. To date, the majority of our Imaging revenue has been derived from research and development contracts, rather than product sales. During 2006, revenue from product sales grew to $1.7 million from $888,000 in 2005. We expect that product sales will contribute an increasing percentage of Imaging revenue over the next several years.

We are subject to long sales cycles because many of our products, such as our LIVAR system, typically must be designed into our customers’ products, which are often complex and state-of-the-art. These development cycles are often multi-year, and our sales are contingent on our customer successfully integrating our product into its product, completing development of its product and then obtaining production orders for its product. Sales of these products are also often dependent on ongoing government funding of defense programs by the U.S. government and its allies. Additionally, sales to international customers are subject to issuance of export licenses by the United States government, which cannot always be obtained.

Sales of our commercial products, which have not been significant to date, will be made through a combination of direct sales, system integrators, distributors and value added resellers and can also be subject to long sales cycles.

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

Imaging Business Competition

The principal competitive factors affecting our Imaging products include price, extreme low light sensitivity, power consumption, resolution, size, integratability, reliability, reputation and customer support and service. We face substantial competition for our Imaging products, and many of our competitors have greater resources than we do.

In the military market, ITT Industries and Northrop Grumman, who are large and well-established defense contractors, are the primary U.S. manufacturers of image intensifier tubes used in Generation-III night vision devices and their derivative products. Our extreme low light cameras are intended to displace Generation-III night vision based products, and we expect that ITT and Northrop Grumman will continue to enhance the performance of their products and aggressively promote their sales. Furthermore, CMC Electronics, DRS, FLIR Systems and Raytheon manufacture cooled infrared sensors and cameras which are presently used in long-range target identification systems, with which our LIVAR target identification sensors and cameras compete. In the commercial markets, companies such as Andor, E2V, Hamamatsu, Texas Instruments and Roper Scientific offer competitive sensor and camera products, and companies such as Ahura, B&W Tek, Horiba — Jobin Yvon, InPhotonics, Ocean Optics and Smiths Detection offer competitive portable Raman spectrometer products.

Manufacturing

We manufacture our Equipment products at our facilities in Santa Clara, California and Singapore. Our Equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of sputter sources, and system assembly, alignment and testing. We make extensive use of the local supplier infrastructure serving the semiconductor equipment business. We purchase vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry, and custom mechanical parts made by forging, machining and welding. We also have our own small fabrication center that supports our engineering departments and makes some of the machined parts used in our products.

We manufacture our Imaging products at our facilities in Santa Clara, California and Fremont, California. Imaging business manufacturing includes production of advanced photo-cathodes and sensors, lasers, cameras and integrated camera systems. We make extensive use of advanced manufacturing techniques and equipment, and our operations include vacuum, electromechanical and optical system assembly. We make use of the supplier infrastructure serving the semiconductor, camera and optics manufacturing industries. In manufacturing our sensors, we purchase wafers, components, processing supplies and chemicals. In manufacturing our camera systems, we purchase printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers. With the acquisition of DeltaNu early in 2007, our Raman Spectrometer System products will be manufactured at our facility in Laramie, Wyoming.

Intellectual Property

We currently hold approximately 34 patents issued in the United States and approximately 63 patents issued in foreign countries, and have additional patent applications pending in the United States and foreign countries. Of the 34 U.S. patents, 17 relate to our Equipment business, and 17 relate to our Imaging business. Of the foreign patents, 30 relate to our Equipment business, and 33 relate to our Imaging business. In addition, we have the right to utilize certain patents under licensing arrangements with Litton Industries, Stanford University, The Charles Stark Draper Laboratory and Alum Rock Technology. We hold substantial trade secrets in the Imaging area related to photocathode fabrication and processing and to silicon chip packaging for vacuum compatibility and high electron sensitivity. We also have significant process integration intellectual property related to vacuum packaging of a photocathode and a silicon semiconductor chip.

Customer Concentration

Historically, a significant portion of our revenue in any particular period has been attributable to sales to a limited number of customers. In 2006, Seagate, our Japanese equipment distributor, Matsubo, and Hitachi Global Storage Technology each accounted for more than 10% of our revenues, and in aggregate accounted for 93% of revenues. In 2005, Seagate, Matsubo, Hitachi Global Storage Technology and Maxtor each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2004, Seagate and Matsubo each accounted for more than 10% of our revenues, and in aggregate accounted for 73% of revenues. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.

Foreign sales accounted for 90% of revenue in 2006, 71% of revenues in 2005, and 68% of revenues in 2004. The majority of our foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. We anticipate that sales to these international customers will continue to be a significant portion of our Equipment revenues.

Employees

At December 31, 2006, we had 540 employees, including 157 contract employees. Of these 540 employees, 129 were in research and development, 334 in manufacturing, and 77 in administration, customer support and marketing. Of the 540 employees, 446 were in the Equipment business, 58 were in the Imaging business, and 36 were in Corporate.

Compliance with Environmental Regulations

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocate the cost of these activities to all functions, except where the cost of these activities can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in Santa Clara, California and Fremont, California are rigorous and set a high standard of compliance. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in Santa Clara, California and Fremont, California.

Item 1A.	Risk Factors

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last 8 quarters, our revenues per quarter have fluctuated between $10.6 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (41%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders;

•	changes in the demand, due to seasonality, cyclicality and other factors, for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; and

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	new products, services or technological innovations by us or our competitors.

Additionally, because our systems are priced in the millions of dollars and we sell a relatively small number of systems, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2006, one of our customers accounted for 52% of our revenues, and three customers in the aggregate accounted for 93% of our revenues. The same three customers, in the aggregate, accounted for 86% of our net accounts receivable at December 31, 2006. During 2006, Seagate acquired Maxtor, which further consolidated our customer base. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2006 revenues ranged between $49.6 million in the first quarter and $95.9 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our revenues in both fiscal 2006 and fiscal 2005 were from sales of our 200 Lean disk sputtering system, which was first delivered in December 2003. When first introduced, advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specifications in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

We are making a substantial investment to develop a new manufacturing system for semiconductor manufacturing. We spent a substantial portion of our research and development costs on this new product in 2006 and expect to increase our level of spending on this project in 2007. Intevac has not developed or sold products for this market previously. Failure to correctly assess the size of the market, to successfully develop a cost effective product to address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

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

We have developed a night-vision sensor and camera module for use in a NATO customer’s digital head-mounted and rifle-sight system. In 2006, we entered into a purchasing agreement with our customer to deliver 32,000 camera modules over seven years. We cannot guarantee that we will achieve the yield improvements and cost reductions necessary for this program to be successful. Shipments under this program are subject to export approval from the U.S. government.

Our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products in our Imaging business. None of our Imaging products are currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We may not succeed in these activities or generate significant sales of these new products. In 2006, sales of our Imaging products totaled $1.7 million.

Failure of any of these new products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives would have a material adverse effect on our business.

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

The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. We cannot predict with any certainty when these cycles will begin and end.

If the projected growth in demand for hard disk drives does not materialize and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

From mid-1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with over-capacity and were not investing in new disk sputtering equipment. By 2003, however, over-capacity had diminished, and orders for our 200 Lean began to increase.

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

Our Imaging business is also subject to long sales cycles because many of our products, such as our LIVAR system, often must be designed into our customers’ products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.

As a result, we may not recognize revenue from our products for extended periods of time after we have completed development, and made initial shipments of our products, during which time we may expend substantial funds and management time and effort with no assurance that a sale will result.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of Canon, and Oerlikon, each of which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment, we expect to experience competition from competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. In the market for our military Imaging products, we experience competition from companies such as ITT Industries, Inc. and Northrop Grumman Corporation, the primary U.S. manufacturers of Generation-III night vision devices and their derivative products. In the markets for our commercial Imaging products, we compete with companies such as Andor, E2V, Hamamatsu, Texas Instruments and Roper Scientific for sensor and camera products, and with companies such as Ahura, B&W Tek, Horiba — Jobin Yvon, InPhotonics, Ocean Optics, and Smiths Detection for portable Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Our future growth may require significant additional resources, given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, growth in the number of orders received in our Equipment business may require additional physical space and headcount, and our ability to fulfill such orders may be constrained if we are unable to effectively grow our business. If we are unable to manage our growth effectively or if we experience a shortfall in resources, our results of operations will be harmed.

Our Imaging business depends heavily on government contracts, which are subject to immediate termination and are funded in increments. The termination of or failure to fund one or more of these contracts could have a negative impact on our operations.

We sell many of our Imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $10.2 million, $6.9 million, and $8.2 million in 2006, 2005, and 2004, respectively. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which we or our customers operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors.

Furthermore, the funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. The loss of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could increase our overall costs of doing business.

In addition, sales to the U.S. government and its prime contractors may be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad. The influence of any of these factors, which are beyond our control, could also negatively impact our financial condition. We also may experience problems associated with advanced designs required by the government, which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties or occurrence of cost overruns would have a material adverse effect on our business.

We may not be successful in maintaining and obtaining the necessary export licenses to conduct operations abroad, and the United States government may prevent proposed sales to foreign customers.

Many of our Imaging products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Traffic in Arms Regulations. This limits the potential market for our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Export to countries which are not considered by the United States Government to be allies is likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain, delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience un-reimbursed cost overruns.

A portion of our revenue is derived from fixed-price development and production contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. We are required to recognize the total estimated impact of cost overruns in the period in which they are first identified. Such cost overruns would have a material adverse effect on our results of operation and financial condition.

Our sales of disk sputtering systems are dependent on substantial capital investment by our customers, far in excess of the cost of our products.

Our customers must make extremely large capital expenditures in order to purchase our systems and other related equipment and facilities. These costs are far in excess of the cost of our systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they be willing to invest that capital over long periods of time to be able to purchase our equipment. The magnetic disk manufacturing industry has made significant additions to its production capacity in the last few years. Our customers may not be willing or able to continue this level of capital investment, especially during a downturn in either the overall economy or the hard disk drive industry.

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. During 2006, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $13.42 per share to a high of $30.60 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future tax rates could be affected by changes in the applicable tax laws, composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

Our effective tax rate in both 2006 and 2005 was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits. We are currently projecting an effective tax rate of 32% for 2007.

Our future success depends on international sales and the management of global operations

In 2006, approximately 90% of our revenues came from regions outside the United States. We currently have international customer support offices in Singapore, China, Malaysia, Korea and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We adopted SFAS 123R in the first quarter of fiscal year 2006. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, which was effective January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 may have a material impact on our consolidated financial position, results of operations and cash flows.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. During the 2004 audit, our external auditors brought to our attention a need to increase the internal controls in certain areas of our operation, including revenue calculations in the Imaging business, determination of inventory reserve requirements, approval of changes to perpetual inventory records and segregation of duties. In 2005, we devoted significant resources to remediation of these and other findings and to improvement of our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the material weaknesses previously reported by us, we are continuing to work to improve our internal controls.

Our dependence on suppliers for certain parts, some of them sole-sourced, makes us vulnerable to manufacturing interruptions and delays, which could affect our ability to meet customer demand.

We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and sub-assemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries or increased costs to expedite deliveries or develop alternative suppliers. Development of alternative suppliers could require redesign of our products.

Our business depends on the integrity of our intellectual property rights and failure to protect our intellectual property rights adequately could have a material adverse effect on our business.

The success of our business depends upon integrity of our intellectual property rights, and we cannot assure you that:

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

We may be subject to claims of intellectual property infringement.

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

Difficulties in integrating past or future acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history and we recently announced the acquisition of certain assets of DeltaNu, LLC. We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.

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

We could be involved in litigation

From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in July 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. alleging infringement by Unaxis of a patent relating to our 200 Lean system. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks, because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of our principal properties are listed below. We lease all of our properties and do not own any real estate.

	Square	Lease
Location	Footage	Expire	Principal Use

Santa Clara, CA	179,583	Mar 2012	Corporate Headquarters; Marketing, Manufacturing, Engineering and Customer Support for Equipment and Imaging
Fremont, CA	9,505	Feb 2013	Imaging Sensor Fabrication
Laramie, WY	4,000	Feb 2008	Imaging Raman Spectrometer Manufacturing
Singapore	31,947	Jun 2010	Manufacturing and Customer Support for Equipment
Korea	1,558	May 2007	Customer Support for Equipment
Malaysia	1,291	Aug 2008	Customer Support for Equipment
Japan	1,507	Nov 2008	Customer Support for Equipment
Shenzhen, China	1,934	Jul 2008	Customer Support for Equipment

We consider these properties adequate to meet our current and future requirements. We regularly assess the size, capability and location of our global infrastructure and periodically make adjustments based on these assessments.

Item 3.	Legal Proceedings

Patent Infringement Complaint against Unaxis

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001 which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims, and we intend to pursue them vigorously.

On September 12, 2006, Unaxis filed a response to our lawsuit in which it asserted non-infringement, invalidity of our patent, inequitable conduct by Intevac, patent misuse by Intevac, and lack of jurisdiction by the court as defenses. Additionally, Unaxis requested a declaratory judgment of patent non-infringement, invalidity and unenforceability; asserted our violation of the California Business and Professional Code; requested that we be enjoined from engaging in any unfair competition; and requested that we be required to pay Unaxis’ attorney fees. We believe such claims lack merit, and we intend to defend ourselves vigorously.

We replied to Unaxis’ response on October 3, 2006, denying the assertions of non-infringement, invalidity and unenforceability of the Intevac patent, and denying any unfair competition. With the approval of the Court, we amended our complaint on February 6, 2007 to assert an additional ground for our infringement claim and to add a request for a declaratory judgment of infringement. Unaxis filed a response on February 21, 2007, in which it repeated the assertions of its September 12, 2006 response.

On March 9, 2007, Unaxis filed a motion requesting that the court stay the litigation pending action by the U.S. Patent Office on their February 27, 2007 request for a re-examination of United States Patent 6,919,001.

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

Item 4.	Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

Certain information about Intevac’s executive officers as of March 15, 2007 is listed below:

Name	Age	Position

Executive Officers:
Norman H. Pond	68	Chairman of the Board
Kevin Fairbairn	53	President and Chief Executive Officer
Michael Barnes	48	Vice President and Chief Technical Officer
Kimberly Burk	41	Sr. Director, Human Resources
Charles B. Eddy III	56	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Ralph Kerns	60	Vice President, Business Development, Equipment Products
Luke Marusiak	44	Chief Operating Officer
Joseph Pietras	52	Vice President and General Manager, Imaging
Other Key Officers:
Verle Aebi	52	Chief Technology Officer, Imaging
James Birt	42	Vice President, Customer Support, Equipment Products
Terry Bluck	47	Vice President, Technology, Equipment Products
Timothy Justyn	44	Vice President, Manufacturing, Equipment Products
Dave Kelly	44	Vice President, Engineering, Imaging

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

Dr. Barnes joined Intevac as Vice President and Chief Technical Officer in February 2006. Before joining Intevac, Dr. Barnes was General Manager of the High Density Plasma Chemical Vapor Deposition Business Unit at Novellus Systems from March 2004 to February 2006. From January 2004 to March 2004, he was Vice President, Technology at Nanosys, and from August 2003 to January 2004, he was Vice President, Engineering at OnWafer Technologies. Dr. Barnes was employed by Applied Materials from April 1998 to August 2003, first as a Managing Director and subsequently as Vice President, Etch Engineering and Technology. Dr. Barnes holds a BS, MS and PhD in electrical engineering from the University of Michigan.

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

Mr. Kerns joined Intevac as Vice President, Business Development of the Equipment Products Division in August 2003. Before joining Intevac, Mr. Kerns was employed by Applied Materials from April 1997 to November 2002, most recently as Managing Director for Business Development for the Process Modules Group. Previously, Mr. Kerns was General Manager of Applied Materials’ Metal Etch Division from 2000 to 2002. From 1998 to 2000, Mr. Kerns was Senior Director for Applied Materials’ North America Multinational Accounts and from 1997 to 1998, he was General Manager of Applied Materials’ Dielectric Etch Division. Mr. Kerns holds a BS in chemistry from the University of Idaho and a PhD in theoretical chemistry from Princeton University.

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

Mr. Pietras joined Intevac as Vice President and General Manager of the Imaging Business in August 2006. Before joining Intevac, Mr. Pietras was employed by the Sarnoff Corporation from March 2005 to July 2006 as General Manager of Sarnoff Imaging Systems. From September 1998 to March 2005, he was employed by Roper Scientific as Vice President, Operations. Mr. Pietras holds a BS in Physics from the Stevens Institute of Technology and a MA and PhD in Physics from Columbia University.

Mr. Aebi has served as Chief Technology Officer of our Imaging business since August 2006. Previously, Mr. Aebi served as President of the Photonics Division from July 2000 to July 2006 and as General Manager of the Photonics Division since May 1995. Mr. Aebi was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of our night vision business, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

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

Mr. Kelly joined Intevac in December 2006 as Vice President, Engineering of the Imaging business. Before joining Intevac, Mr. Kelly was employed by Redlake MASD LLC, a division of Roper Industries from January 2004 to December 2006, most recently as Vice President, Engineering and Custom Service. From November 2000 to December 2003, he was employed by Fast Technology AG as Vice President, Engineering. Mr. Kelly holds a BS and a MS in mechanical engineering from the University of Michigan.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on The Nasdaq National Market under the symbol “IVAC.” As of February 28, 2007, there were approximately 127 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2005:
First Quarter	$9.81	$7.06
Second Quarter	12.00	8.42
Third Quarter	14.94	9.75
Fourth Quarter	13.95	8.88
Fiscal 2006:
First Quarter	$28.80	$13.42
Second Quarter	30.60	18.86
Third Quarter	25.35	14.81
Fourth Quarter	27.94	16.29

Dividend Policy

We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.

Performance Graph

The following graph compares the cumulative total shareholder return on the Common Stock of Intevac with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested December 31, 2001 in our Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2001
AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND
NASDAQ COMPUTER MANUFACTURERS TOTAL RETURN INDEX

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Intevac, Inc.	$100	$128	$451	$242	$422	$829
Nasdaq Stock Market Total Return Index	100	69	103	113	115	126
Nasdaq Computer Manufacturers Total Return Index	100	66	92	120	123	126

Item 6.	Selected Consolidated Financial Data

The following table presents our selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of Intevac, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenues:
Systems and components	$250,158	$130,168	$61,326	$27,738	$27,625
Technology development	9,717	7,061	8,289	8,556	6,159

Total net revenues	259,875	137,229	69,615	36,294	33,784
Cost of net revenues:
Systems and components	151,287	87,525	45,528	19,689	20,009
Technology development	6,102	5,253	6,856	6,032	5,150
Inventory provisions	1,527	873	1,375	743	1,316

Total cost of net revenues	158,916	93,651	53,759	26,464	26,475

Gross profit	100,959	43,578	15,856	9,830	7,309
Operating expenses:
Research and development	30,036	14,384	11,580	12,037	10,846
Selling, general and administrative	22,924	14,477	9,525	8,448	7,752

Total operating expenses	52,960	28,861	21,105	20,485	18,598

Operating income (loss)	47,999	14,717	(5,249)	(10,655)	(11,289)
Interest income	3,501	1,303	634	269	284
Other income (expense), net	277	552	381	(1,879)	13,187

Income (loss) before income taxes	51,777	16,572	(4,234)	(12,265)	2,182
Provision for (benefit from) income taxes	5,079	421	110	38	(6,592)

Net income (loss)	$46,698	$16,151	$(4,344)	$(12,303)	$8,774

Basic earnings (loss) per share:
Net income (loss)	$2.22	$0.79	$(0.22)	$(0.95)	$0.73
Shares used in per share calculations	21,015	20,462	19,749	12,948	12,077
Diluted earnings (loss) per share:
Net income (loss)	$2.13	$0.76	$(0.22)	$(0.95)	$0.66
Shares used in per share calculations	21,936	21,202	19,749	12,948	15,262
Consolidated Balance Sheet Data:
Cash, cash equivalents and short investments	$95,035	$49,731	$42,034	$19,507	$28,457
Working capital	118,061	77,353	53,100	22,638	31,309
Total assets	206,003	130,444	79,622	55,975	60,298
Long-term debt	—	—	—	—	30,568
Total shareholders’ equity	144,310	87,874	69,375	30,869	10,545

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our operations include two businesses, Equipment and Imaging. The Equipment business designs, manufactures, markets and services complex capital equipment that deposits highly engineered thin films of material onto disks used in hard disk drives and we are developing equipment that we plan sell to semiconductor manufacturers. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations. The vast majority of our revenue is currently derived from our Equipment business, and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

Equipment Business

In the early 1990s we developed a system, the MDP-250, to deposit magnetic films and protective overcoats onto magnetic disks used in hard disk drives. This system gained wide acceptance and by the late 1990s was being used to manufacture approximately half of the disks used in hard disk drives worldwide. In late 2003, we introduced a new system, the 200 Lean. We believe that there are a total of approximately 111 MDP-250 and 80 200 Lean systems currently available for use in production and research and development applications at magnetic disk and hard disk drive manufacturers worldwide. The hard disk drive industry has gone through significant consolidation, and there are now only seven significant manufacturers of magnetic disks, some of whom also manufacture hard disk drives. As a result of the small number of customers and the high average selling price of our products, our Equipment revenues tend to be volatile from quarter to quarter. In addition, our Equipment business has historically been subject to capital spending cycles. For example, in the period from 1995 through the middle of 1998, we sold $300 million of disk manufacturing equipment. In the period from the middle of 1998 thru 2003, our disk equipment revenues averaged approximately $20 million per year and consisted of the sale of a limited number of systems, technology upgrades, parts and service for the installed base of our systems. In 2006, our sales of disk manufacturing equipment grew to $248 million in annual revenues.

We believe there is significant potential for magnetic disk manufacturers to continue adding capacity. We believe that the introduction of high density disks based on perpendicular recording techniques will also require disk manufacturers to significantly upgrade the technical capability of their installed base of manufacturing equipment to accommodate the additional number of process steps predicted to be required by perpendicular recording technology roadmaps.

In the past we also manufactured both deposition and rapid thermal processing equipment used in the manufacture of flat panel displays. In late 2002, we sold our rapid thermal processing product line and stopped actively marketing our deposition product line. From 2000 through 2004, cumulative revenues from sales of flat panel display manufacturing systems totaled $36.8 million. 2005 revenues included $5 million related to selling a license to one of our flat panel patents and recognizing revenue on the last flat panel system we shipped.

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

Developing advanced products for the military involves long development cycles, as products move through successive multi-year stages of technology demonstration, engineering and manufacturing product development, prototype production and then product deployment. Each stage in this process requires ongoing government funding. To date, substantially all of our Imaging business revenues has been derived from contract research and development, rather than product sales. In July 2002, in order to shorten the time to market and to increase the number of markets for our imaging products, we began to fund development of imaging products for commercial markets. In early 2007, we acquired DeltaNu, LLC, a manufacturer of Raman spectrometers. Although product revenues from these activities have not yet been significant, we expect revenues from product shipments to significantly increase as a percentage of 2007 Imaging revenues.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005 and 2006. Most of the systems in backlog at December 31, 2006 are for customers where we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment for those systems.

In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.

In certain cases, we sell limited rights to our intellectual property. Revenue from the sale of any intellectual property license is generally recognized at the inception of the license term.

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

Inventories

Inventories are priced using average actual costs, which approximate first-in, first-out, and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by the difference between its cost and the estimated market value based on assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation. A cost-to-market reserve is established for work-in-progress and finished goods inventories when the value of the inventory plus the estimated cost to complete exceeds the net realizable value of the inventory.

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms, and for our systems, the warranty typically ranges between 12 and 24 months from customer acceptance. We use estimated repair or replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Based on our history of losses through 2004, our deferred tax asset was fully offset by a valuation allowance as of December 31, 2005. During 2006, the deferred tax asset and the related valuation allowance were both reduced due to the usage of our remaining NOL and credit carry-forwards. As of December 31, 2006, $4.6 million of the deferred tax asset was valued on the balance sheet, net of a valuation allowance of $2.8 million. This represents the amount of the deferred tax asset from which we expect to realize a benefit. We cannot predict with certainty when, or if, we will realize the benefit of the portion of the deferred tax asset currently offset with a valuation allowance.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter, to 10.0% at the end of the third quarter and to 12% at the end of the fourth quarter.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Net revenues

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Equipment net revenues	$248,482	$129,280	$60,490	92%	114%
Imaging net revenues	11,393	7,949	9,125	43%	(13)%

Total net revenues	$259,875	$137,229	$69,615	89%	97%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, equipment used to manufacture flat panel displays, related equipment and system components; flat panel equipment technology license fees; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.

The increase in Equipment revenues in 2006 was the result of the sale of forty-six 200 Lean systems, thirteen disk lubrication systems and a significant increase in revenue from disk equipment technology upgrades and spare parts. During 2005, we sold twenty-three 200 Lean systems, six MDP-250 systems and fourteen disk lubrication systems. 2005 revenues also included $5.0 million of flat panel equipment and license sales. During 2004, we sold eleven 200 Lean systems and two MDP-250 systems.

The magnetic disk manufacturing industry consists of a small number of large manufacturers. In 2006 Seagate acquired Maxtor, which further concentrates our customer base. We believe that the majority of our active customers utilize most of their capacity and that there is significant potential for these customers to both continue adding capacity and to upgrade the technical capability of their installed base to permit production of high density disks for perpendicular recording rather than the current longitudinal technology. We currently have twenty-five 200 Lean systems in backlog, which are scheduled for revenue recognition during the first half of 2007.

Imaging revenues increased by 43% to $11.4 million in 2006, which consisted of $1.7 million of product revenue and $9.7 million of contract research and development revenue. The $7.9 million in 2005 Imaging revenues consisted of $888,000 of product revenue and $7.0 million of contract research and development revenue. The increase in product revenue resulted from higher sales of LIVAR systems and commercial products. The increase in contract research and development revenue was the result of a better mix of fully funded vs. partially funded programs. The decrease in Imaging revenues in 2005 as compared to 2004 was the result of a reduction in the level of orders received for funded development programs. In 2007, we expect the Imaging business revenue to grow significantly, with increases in both contract research and development revenue and product revenue. Although we do not anticipate our Imaging business to be profitable in 2007, we expect the loss to be reduced from 2006. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at December 31, 2006 was $125.0 million, as compared to a December 31, 2005 backlog of $84.5 million. The $125.0 million of backlog at December 31, 2006 consisted of $119.4 million of Equipment backlog and $5.6 million of Imaging backlog. The $84.5 million of backlog at December 31, 2005 consisted of $81.7 million of Equipment backlog and $2.8 million of Imaging backlog. The increase in Equipment backlog was primarily the result of orders for 200 Lean disk sputtering systems.

Significant portions of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2006 sales to Seagate, our Japanese distributor, Matsubo, and Hitachi Global Storage Technologies each accounted for more than 10% of our revenues, and in aggregate accounted for 93% of revenues. In 2005, Seagate, Matsubo, Hitachi Global Storage Technologies and Maxtor each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2004, Seagate and Matsubo each accounted for more than 10% of our revenues, and in aggregate accounted for 74% of revenues. Our largest customers tend to change from period to period.

International sales totaled $233.4 million, $97.5 million and $47.1 million, in 2006, 2005 and 2004, respectively, accounting for 90%, 71% and 68% of net revenues. The increase in international sales in 2006 and in 2005 was primarily due to an increase in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customers in each period.

Gross margin.

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Equipment gross profit	$97,161	$42,623	$15,016	128%	184%
% of Equipment net revenues	39.1%	33.0%	24.8%
Imaging gross profit	$3,798	$955	$840	298%	14%
% of Imaging net revenues	33.3%	12.0%	9.2%
Total gross profit	$100,959	$43,578	$15,856	132%	175%
% of net revenues	38.8%	31.8%	22.8%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for 2006 included $428,000 of equity-based compensation expense.

Equipment gross margin improved to 39.1% in 2006 from 33.0% in 2005. Our product mix, increased average selling prices, cost reduction programs and increased volume all contributed to the higher gross margin for the year. 2005 Equipment gross margin improved over the gross margin achieved in 2004 due primarily to lower manufacturing costs and a higher average selling price for 200 Lean systems. The flat panel manufacturing system recognized for revenue in 2005 was originally shipped in 2003 and contributed minimal gross profit. Equipment gross margin in 2004 was adversely impacted by costs incurred during the rapid production, installation and start-up of the initial production run of 200 Lean systems, by costs for scrap, rework and inventory obsolescence related primarily to design changes on our 200 Lean system, and by favorable pricing offered to our first 200 Lean customer. We expect the gross margin for the Equipment business to improve in 2007, primarily as a result of continued cost reduction efforts undertaken on the 200 Lean system. Gross margins in the Equipment business will vary depending on a number of factors, including product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging gross margin improved to 33.3% in 2006 from 12.0% in 2005. The increase in Imaging gross margin resulted from a higher percentage of contract research and development revenue being derived from fully funded contracts, favorable adjustments related to closing out prior year government rate audits and increased product shipments. The improvement in Imaging gross margin in 2005 as compared to 2004 was primarily due to a reduction in cost-shared research and development contracts. Imaging gross margin in 2004 was negatively impacted by our military head-mounted display development program, the initial phase of which was partially funded by the U.S. Government and our NATO customer.

Research and development

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Research and development expense	$30,036	$14,384	$11,580	109%	24%
% of net revenues	11.6%	10.5%	16.6%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk manufacturing equipment, flat panel manufacturing equipment and Imaging products.

Research and development spending increased in both Equipment and in Imaging during 2006 as compared to 2005 and in 2005 as compared to 2004. The increase in Equipment was due primarily to spending on the development of a new product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. The increase in Imaging was due to both spending on the design of a proprietary CMOS sensor for use in our military low light level cameras and spending on the development of our commercial Imaging products. Engineering headcount has grown from 68 at the end of 2004, to 89 at the end of 2005, and to 129 at the end of 2006. Included in research and development spending for 2006 was $1.4 million of equity-based compensation expense. We expect that research and development spending will increase again in 2007 due primarily to expenditures related to our new semiconductor equipment product line, and the addition of key engineering personnel.

Research and development expenses do not include costs of $6.1 million, $5.3 million, and $6.9 million in 2006, 2005, and 2004, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative.

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Selling, general and administrative expense	$22,924	$14,477	$9,525	58%	52%
% of net revenues	8.8%	10.5%	13.7%

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

The increase in selling, general and administrative spending in 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business, legal expenses associated with the Unaxis litigation and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for 2006 was $1.5 million of equity-based compensation expense. Our selling, general and administrative headcount increased from 63 at the end of 2005 to 77 at the end of 2006. The increase in 2005 over 2004 was primarily the result of increases in costs related to customer service and support in the Equipment business, provisions for employee profit sharing and bonus plans and costs related to Sarbanes-Oxley compliance activities. We expect that selling, general and administrative expenses will increase in 2007 over the amount spent in 2006 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development and administrative personnel and increasing legal expenses.

Interest income and other, net.

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Interest income and other, net	$3,778	$1,855	$1,015	104%	83%

Interest income and other, net in 2006 consisted of $390,000 of dividends from 601 California Avenue LLC, $3.5 million of interest income on investments and $113,000 in net other expense. The increase in interest income in 2006 was driven by higher interest rates on our investments and a higher average invested balance. Interest income and other, net in 2005 consisted of $390,000 of dividends from 601 California Avenue LLC, $1.3 million of interest income on investments and $155,000 of foreign currency gains and losses and other income. Interest income and other, net in 2004 consisted of $390,000 of dividends from 601 California Avenue LLC, $634,000 of interest income on investments and $46,000 of other income. We expect interest income and other, net to increase in 2007 due to higher interest income generated from our investments.

Provision for income taxes.

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Provision for income taxes	$5,079	$421	$110	1106%	283%

In 2006, we accrued income tax using an effective tax rate of 12% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits. At the end of 2006, we reversed $831,000 of the deferred tax asset valuation allowance, reflecting the amount of the deferred tax asset from which we expect to realize the benefit in 2007. Our deferred tax asset of $7.4 million is partially offset by a valuation allowance, resulting in a net deferred tax asset of $4.6 million at December 31, 2006. We expect our effective tax rate to significantly increase in 2007 due to the utilization of our remaining net operating loss carry-forwards in 2006.

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

Liquidity and Capital Resources

At December 31, 2006, we had $103.0 million in cash, cash equivalents, and investments compared to $49.7 million at December 31, 2005. During fiscal 2006, cash and cash equivalents increased by $24.2 million, due to the cash provided by operating and financing activities, partially offset by the net purchase of investments and fixed assets.

Cash provided by operating activities in 2006 totaled $55.2 million compared to $1.4 million in 2005. The increase in cash provided from operating activities was due primarily to the net income earned in 2006, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to increases in accounts payable, accrued payroll and other accrued liabilities. Accounts receivable totaled $40.0 million at December 31, 2006 compared to $42.9 million at December 31, 2005. The decrease of $2.9 million in the receivable balance was due to the year-end collection of customer advances billed in the fourth quarter of 2006. At the end of 2005, $10.8 million of receivables were outstanding related to products that had not shipped. Net inventories increased by $13.1 million during 2006 due primarily to an increase in raw materials and work-in-progress, which will be used to support the December 31, 2006 backlog of $125.0 million. Accounts payable totaled $16.0 million at December 31, 2006 compared to $7.0 million at December 31, 2005. The increase of $9.0 million relates to the increase in inventory purchases and the general growth of our business. Accrued payroll and related liabilities increased by $6.3 million during 2006 due to increases in our headcount and accruals for bonuses and employee profit-sharing. Other accrued liabilities totaled $7.7 million at December 31, 2006 compared to $6.9 million at December 31, 2005. The increase of $5.1 million relates primarily to accruals for our warranty obligations. Customer advances increased by $3.1 million during 2006. The increase was due to advances billed or received for orders that will be shipped during 2007.

Investing activities in 2006 used cash of $37.3 million. Purchases of investments, net of proceeds from sales and maturities, totaled $28.9 million. Capital expenditures in 2006 totaled $8.4 million. Our investing activities in 2005 used cash of $5.9 million as the result of the net purchase of investments and $4.1 million in capital expenditures.

Financing activities provided cash of $6.2 million in 2006 due to the sale of Intevac common stock to our employees through our employee benefit plans and tax benefits from equity-based compensation. Financing activities provided cash of $2.3 million in 2005 due to the sale of Intevac common stock to our employees through our employee benefit plans.

We have generated operating income for the last two years, after incurring annual operating losses from 1998 through 2004. We expect our Equipment business to be profitable again in 2007. We also expect to continue to invest in Imaging during 2007, but with lower losses than in 2006.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $15 million in capital expenditures during the next 12 months.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of December 31, 2006 are shown in the table below. More information on the operating lease obligations is available in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$12,617	$2,700	$4,525	$4,612	$780
Purchase obligations	19,433	19,433	—	—	—

Total	$32,050	$22,133	$4,525	$4,612	$780

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Short-term investments typically consist of investments in A1/P1 rated commercial paper, auction rate securities and debt instruments issued by the U.S. government and its agencies.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at December 31, 2006.

						Fair
	2007	2008	2009	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$2,680	—	—	—	$2,680	$2,680
Weighted-average rate	5.26%
Variable rate amounts	$11,484				$11,484	$11,482
Weighted-average rate	5.25%	—	—	—
Short-term investments
Fixed rate amounts	$55,596	—	—	—	$55,596	$55,596
Weighted-average rate	5.24%	—	—	—
Long-term investments
Fixed rate amounts	—	$8,000	—	—	$8,000	$7,989
Weighted-average rate	—	5.28%	—	—
Total investment portfolio	$69,760	$8,000	—	—	$77,760	$77,747

Due to the short-term nature of the substantial portion of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At December 31, 2006, we had no foreign currency forward exchange contracts.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intevac, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing requirements applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intevac, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Jose, California
March 15, 2007

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$39,440	$15,255
Short-term investments	55,595	34,476
Trade and other accounts receivable, net of allowances of $143 and $154 at December 31, 2006 and 2005	39,927	42,847
Inventories, including $5,765 and $3,464 held at customer locations at December 31, 2006 and 2005	37,942	24,837
Prepaid expenses and other current assets	2,506	1,814
Deferred tax assets	3,269	—

Total current assets	178,679	119,229
Property, plant and equipment, at cost:
Leasehold improvements	11,062	7,587
Machinery and equipment	23,926	20,834

	34,988	28,421
Less accumulated depreciation and amortization	21,442	20,441

	13,546	7,980
Long-term investments	8,000	—
Investment in 601 California Avenue LLC	2,431	2,431
Other long term assets	3,347	804

Total assets	$206,003	$130,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,994	$7,049
Accrued payroll and related liabilities	11,769	5,509
Other accrued liabilities	6,612	6,182
Customer advances	26,243	23,136

Total current liabilities	60,618	41,876
Other long-term liabilities	1,075	694
Shareholders’ equity:
Undesignated preferred stock, no par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 50,000
Issued and outstanding shares — 21,188 and 20,669 at December 31, 2006 and 2005, respectively	99,468	95,978
Additional paid-in-capital	7,319	1,187
Accumulated other comprehensive income	354	238
Retained earnings (accumulated deficit)	37,169	(9,529)

Total shareholders’ equity	144,310	87,874

Total liabilities and shareholders’ equity	$206,003	$130,444

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$250,158	$130,168	$61,326
Technology development	9,717	7,061	8,289

Total net revenues	259,875	137,229	69,615
Cost of net revenues:
Systems and components	151,287	87,525	45,528
Technology development	6,102	5,253	6,856
Inventory provisions	1,527	873	1,375

Total cost of net revenues	158,916	93,651	53,759
Gross profit	100,959	43,578	15,856
Operating expenses:
Research and development	30,036	14,384	11,580
Selling, general and administrative	22,924	14,477	9,525

Total operating expenses	52,960	28,861	21,105

Operating income (loss)	47,999	14,717	(5,249)
Interest income	3,501	1,303	634
Other income	277	552	381

Income (loss) before income taxes	51,777	16,572	(4,234)
Provision for income taxes	5,079	421	110

Net income (loss)	$46,698	$16,151	$(4,344)

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	116	(15)	30

Total comprehensive income (loss)	$46,814	$16,136	$(4,314)

Basic income (loss) per share:
Net income (loss)	$2.22	$0.79	$(0.22)
Shares used in per share amounts	21,015	20,462	19,749
Diluted income (loss) per share:
Net income (loss)	$2.13	$0.76	$(0.22)
Shares used in per share amounts	21,936	21,202	19,749

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated	Retained
				Other	Earnings	Total
	Common Stock		Additional	Comprehensive	(Accumulated -	Shareholders’
	Shares	Amount	Paid-In Capital	Income	Deficit)	Equity
	(In thousands)

Balance at December 31, 2003	16,953	$50,814	$1,168	$223	$(21,336)	$30,869
Shares issued in connection with:
Exercise of stock options	178	856	—	—	—	856
Employee stock purchase plan	82	403	—	—	—	403
Secondary public offering	2,969	41,561	—	—	—	41,561
Foreign currency translation adjustment	—	—	—	30	—	30
Net loss	—	—	—	—	(4,344)	(4,344)

Balance at December 31, 2004	20,182	$93,634	$1,168	$253	$(25,680)	$69,375
Shares issued in connection with:
Exercise of stock options	358	1,856	—	—	—	1,856
Employee stock purchase plan	129	488	—	—	—	488
Compensation expense in the form of stock options	—	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net income	—	—	—	—	16,151	16,151

Balance at December 31, 2005	20,669	$95,978	$1,187	$238	$(9,529)	$87,874
Shares issued in connection with:
Exercise of stock options	360	2,666	—	—	—	2,666
Employee stock purchase plan	159	824	—	—	—	824
Income tax benefits realized from activity in employee stock plans	—	—	2,707	—	—	2,707
Stock-based compensation expense	—	—	3,425	—	—	3,425
Foreign currency translation adjustment	—	—	—	116	—	116
Net income	—	—	—	—	46,698	46,698

Balance at December 31, 2006	21,188	$99,468	$7,319	$354	$37,169	$144,310

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net income (loss)	$46,698	$16,151	$(4,344)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	2,846	2,150	2,031
Amortization of debt offering costs	—	—	1
Net amortization (accretion) of investment premiums and discounts	(264)	(55)	233
Inventory provisions	1,527	873	1,375
Equity-based compensation	3,425	19	—
Deferred income taxes	(4,581)	—	—
Tax benefit from equity-based compensation	(2,707)	—	—
Loss on disposal of equipment	39	4	86
Changes in assets and liabilities:
Accounts receivable	2,928	(38,081)	9,261
Inventory	(14,590)	(10,354)	(4,309)
Prepaid expenses and other assets	(1,903)	(1,661)	161
Accounts payable	8,904	5,402	(1,749)
Accrued payroll and other accrued liabilities	9,762	7,645	449
Customer advances	3,107	19,303	(12,599)

Total adjustments	8,493	(14,755)	(5,060)

Net cash and cash equivalents provided by (used in) operating activities	55,191	1,396	(9,404)
Investing activities
Purchase of investments	(152,280)	(100,140)	(45,864)
Proceeds from sales and maturities of investments	123,425	98,350	13,000
Proceeds from sale of equipment	—	—	10
Purchase of equipment	(8,423)	(4,140)	(1,620)

Net cash and cash equivalents used in investing activities	(37,278)	(5,930)	(34,474)
Financing activities
Proceeds from issuance of common stock	3,490	2,344	42,820
Tax benefit from equity-based compensation	2,707	—	—
Payoff of convertible notes due 2004	—	—	(1,025)

Net cash and cash equivalents provided by financing activities	6,197	2,344	41,795
Effect of exchange rate changes on cash	75	(10)	31

Net increase (decrease) in cash and cash equivalents	24,185	(2,200)	(2,052)
Cash and cash equivalents at beginning of period	15,255	17,455	19,507

Cash and cash equivalents at end of period	$39,440	$15,255	$17,455

Cash paid for:
Interest	$—	$—	$33
Income taxes	5,722	2	2
Other non-cash changes:
Inventories transferred to property, plant and equipment	$—	$—	$706

See accompanying notes.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Nature of Operations

We are the world’s leading provider of disk sputtering equipment to manufacturers of magnetic media used in hard disk drives and a developer and provider of leading technology for extreme low light imaging sensors, cameras and systems. We operate two businesses: Equipment and Imaging.

Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These disks are created in a sophisticated manufacturing process involving a variety of many steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are also utilizing our expertise in complex manufacturing equipment to develop new manufacturing products that address the semiconductor market.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The deliverables under each CPFF or FFP contract range from providing reports to providing hardware. In the majority of the contracts there is no obligation for either party to continue the program once the funds have been expended. The efforts can be terminated at any time for convenience, in which case we would be reimbursed for our actual incurred costs, plus fee, if applicable, for the completed effort. We own the entire right, title and interest to each invention discovered under the contract, unless we specifically give up that right. The U.S. Government has a paid-up license to use any invention or intellectual property developed under government funded contracts for government purposes only. In addition, we have, from time to time, negotiated with third parties to fund a portion of our costs in return for granting them a joint interest in the technology rights developed pursuant to the contract.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in trade receivables are unbilled receivables related to government contracts of $1.0 million at both December 31, 2006 and December 31, 2005.

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable life. We use estimated or replacement costs along with our actual warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates.

On the consolidated balance sheet, the short-term portion of the warranty provision is included in Other Accrued Liabilities, while the long-term portion is included in Other Long-Term Liabilities.

The following table displays the activity in the warranty provision account for 2006 and 2005:

	2006	2005
	(In thousands)

Beginning balance	$3,399	$1,116
Expenditures incurred under warranties	(3,695)	(1,428)
Accruals for product warranties issued during the reporting period	4,354	3,422
Adjustments to previously existing warranty accruals	1,225	289

Ending balance	$5.283	$3,399

The following table displays the balance sheet classification of the warranty provision account at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Other accrued liabilities	$4,208	$2,705
Other long-term liabilities	1,075	694

Total warranty provision	$5,283	$3,399

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than not that a portion of the deferred tax asset will not be realized. Based on our history of losses through 2004, our deferred tax asset was fully offset by a valuation allowance as of December 31, 2005. During 2006, the deferred tax asset and the related valuation allowance were both reduced due to the usage of our remaining NOL and credit carry-forwards. As of December 31, 2006, $4.6 million of the deferred tax asset was valued on the balance sheet, net of a valuation allowance of $2.8 million. This represents the amount of the deferred tax asset from which we expect to realize a benefit. We cannot predict with certainty when, or if, we will realize the benefit of the portion of the deferred tax asset currently offset with a valuation allowance.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter, to 10.0% at the end of the third quarter and to 12% at the end of the fourth quarter.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $17.1 million and $10.6 million at December 31, 2006 and 2005, respectively.

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

We account for our investments in debt securities and auction rate securities in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities, consisting solely of Auction Rate Securities, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Auction Rate Securities have long-term underlying maturities (ranging from 20 to 40 years), however the market is highly liquid and the interest rates reset every 7 or 28 days. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. Our practice is to invest in these securities for higher yields compared to cash equivalents. Held-to-maturity securities are carried at amortized cost. We have no trading securities. The cost of investment securities sold is determined by the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sales securities are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and auction rate securities.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2006	2005
	(In thousands)

Amortized Principal Amount:
Debt securities issued by U.S. government agencies	$8,000	$10,991
Auction rate securities	53,595	15,000
Corporate debt securities	2,000	8,485

Total investments in debt securities	$63,595	$34,476

Short-term investments	$55,595	$34,476
Long-term investments	8,000	—

Total investments in debt securities	$63,595	$34,476

Approximate fair value of investments in debt securities	$63,585	$34,408

The decline in the fair value of our investments is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Cash and cash equivalents represent cash accounts and money market funds. Cash balances held in foreign bank accounts totaled $1.6 million and $1.3 million at December 31, 2006 and December 31, 2005, respectively. Included in accounts payable is $2.4 million and $988,000 of book overdraft at December 31, 2006 and December 31, 2005, respectively.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006 and 2005, we had no foreign currency forward exchange contracts outstanding.

Foreign Currency Translation

The functional currency of our foreign subsidiaries, with the exception of Hong Kong, is the local currency of the country in which the respective subsidiary operates. Hong Kong’s functional currency is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in shareholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Other income” in the determination of net income. Losses from foreign currency transactions were $59,000, $17,000 and $39,000 in 2006, 2005 and 2004, respectively.

Financial Instruments

The carrying amount of the short-term financial instruments (cash and cash equivalents, short-term investments, accounts receivable and certain other liabilities) approximates fair value due to the short-term maturity of those instruments.

Inventories

Inventories are priced using average actual costs, which approximates cost under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)

Raw materials	$19,906	$15,070
Work-in-progress	12,271	6,303
Finished goods	5,765	3,464

	$37,942	$24,837

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $9.1 million and $11.0 million at December 31, 2006 and 2005, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

During the year ended December 31, 2006, $1.5 million was added to inventory reserves based on the quarterly analyses and $3.4 million was disposed of and charged to the reserve. We also added $10,000 to inventory reserves to provide for the loss or refurbishment of Imaging products consigned to our customers for demonstrations.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on foreign currency translation adjustments, which prior to the adoption were reported separately in shareholders’ equity, to be included in other comprehensive income. As of December 31, 2006, the $354,000 balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

Employee Stock Plans

We have adopted equity-based compensation plans that provide for the grant to employees of equity-based awards, including incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. In addition, these plans provide for the grant of non-statutory stock options to non-employee directors and consultants. We also have an Employee Stock Purchase Plan, which provides our employees with the opportunity to purchase Intevac common stock. See Note 3 for a complete description of these plans and their accounting treatment.

Financial Presentation

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2006 presentation. The reclassifications had no material effect on total assets, liabilities, equity, net income (loss) or comprehensive income (loss) previously reported.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per share

The following table sets forth the computation of basic and diluted income (loss) per share:

	2006	2005	2004
	(In thousands)

Numerator:
Numerator for diluted earnings (loss) per share — income (loss) available to common stockholders	$46,698	$16,151	$(4,344)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares	21,015	20,462	19,749
Effect of dilutive securities:
Employee stock options(2)	921	740	—
6 1/2% convertible notes(1)	—	—	—

Dilutive potential common shares	921	740	—

Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	21,936	21,202	19,749

(1)	Diluted EPS for the twelve-month period ended December 31, 2004 excludes “as converted” treatment of the convertible notes, as their inclusion would be anti-dilutive. The number of “as converted” shares excluded from the twelve-month period ended December 31, 2004 was 8,568. The $1.0 million balance of the notes was repaid in March 2004.

(2)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS if their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2006, 2005, and 2004 was 426,606, 226,804, and 1,605,593 respectively.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be effective beginning January 1, 2007. We are currently evaluating this interpretation, however, at the present time we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. We do not expect the implementation of this standard to have a material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an effect on our consolidated financial position, results of operations and cash flows.

3.	Stock-Based Compensation

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the twelve months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2006 was $3.4 million, which consisted of stock-based compensation expense related to the grant of stock options under the 2004 Plan and stock purchase rights under the ESPP. There was $19,000 of stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the twelve months ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statement of Income over the requisite service period using the graded vesting attribution method. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Income, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Income for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated annual forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2004 Equity Incentive Plan

In 2004, our Board of Directors and our shareholders approved adoption of the 2004 Plan. The 2004 Plan serves as the successor equity incentive program to our 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Upon adoption of the 2004 Plan, all shares available for issuance under the 1995 Plan were transferred to the 2004 Plan.

Our 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2006, 2,640,585 shares of common stock were authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

During the year ended December 31, 2006, we granted 942,600 stock options with an estimated total grant-date fair value of $10.6 million.

2003 Employee Stock Purchase Plan

In 2003, our shareholders approved adoption of the ESPP which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. Our ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 10% of their base earnings withheld to purchase our common stock. Under the ESPP and its predecessor, we sold 158,859, 129,217 and 82,184 shares to employees in 2006, 2005 and 2004, respectively. As of December 31, 2006, 387,937 shares remained reserved for issuance under the 2003 ESPP.

During the year months ended December 31, 2006, we granted purchase rights with an estimated total grant-date value of $1.6 million.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the year ended December 31, 2006 was as follows:

Stock-based compensation by type of award:
Stock options	$2,803
Employee stock purchase plan	622
Amounts capitalized as inventory	(69)

Total stock-based compensation	3,356
Tax effect on stock-based compensation	(403)

Net effect on net income	$2,953

Effect on earnings per share:
Basic	$0.14
Diluted	$0.13

Approximately $69,000 of stock-based compensation is included in inventory as of December 31, 2006. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.

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

In connection with the adoption of SFAS 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes Merton valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated fair value of employee stock options granted during the twelve months ended December 31, 2006 was $11.22 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the twelve months ended December 31, 2006 was $9.68 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted-average assumptions:

		Employee Stock
	Stock Options	Purchase Plan

Expected volatility	74.44%	59.25%
Risk free interest rate	4.68%	4.67%
Expected term of options and purchase rights (in years)	4.71	1.92
Dividend yield	None	None

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting schedules. The expected life of purchase rights is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and the assumption of not paying dividends in the future.

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2005	1,867,570	$7.19	7.55	$11,482,717
Options granted	942,600	$18.13
Options forfeited	(95,577)	$8.72
Options exercised	(360,378)	$7.39
Options outstanding at December 31, 2006	2,354,215	$11.47	7.93	$34,107,462
Vested and expected to vest at December 31, 2006	2,005,688	$10.96	7.33	$30,088,807
Options exercisable at December 31, 2006	915,450	$7.25	6.38	$17,120,100

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $25.95 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The options outstanding and currently exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted	Number	Weighted
	Number of Shares	Contractual Term	Average	Vested and	Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 2.63 - $ 3.51	294,370	5.03	$2.72	289,703	$2.72
$ 3.63 - $ 6.75	294,420	6.18	$4.65	172,647	$4.79
$ 7.22 - $ 7.84	300,900	7.88	$7.63	33,625	$7.65
$ 7.93 - $10.01	297,200	7.90	$9.00	187,400	$9.62
$10.69 - $15.81	399,575	8.31	$13.96	232,075	$12.76
$16.13 - $16.13	374,750	9.66	$16.13	—	$—
$16.87 - $28.55	393,000	9.44	$20.99	—	$—

$ 2.63 - $28.55	2,354,215	7.93	$11.47	915,450	$7.25

As of December 31, 2006, the unrecognized deferred stock-based compensation balance related to stock options was $9.3 million and will be recognized over an estimated weighted average amortization period of 1.9 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Employee Stock Purchase Plan

During the twelve months ended December 31, 2006, 158,859 shares were purchased at an average per share price of $5.18. At December 31, 2006, there were 387,937 shares available to be issued under the ESPP.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net income (loss) and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004
	(In thousands, except
	per share amounts)

Net income (loss), as reported	$16,151	$(4,344)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,907)	(1,378)

Pro forma net income (loss)	$13,244	$(5,722)

Earnings (loss) per share:
Basic — as reported	$0.79	$(0.22)
Basic — pro forma	$0.65	$(0.29)
Diluted — as reported	$0.76	$(0.22)
Diluted — pro forma	$0.62	$(0.29)

The weighted-average fair value of stock options granted was $6.58 and $6.19 for the years ended December 31, 2005 and 2004, respectively. The weighted-average fair value of purchase rights granted was $5.14 and $2.95 for the years ended December 31, 2005 and 2004, respectively. The fair value of each option grant and purchase right was estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted average assumptions:

Stock Options

	2005	2004

Expected volatility	92.30%	94.62%
Risk free interest rate	4.30%	3.60%
Expected term of options and purchase rights (in years)	5.99	5.60
Dividend yield	None	None

Employee Stock Purchase Plan

	2005	2004

Expected volatility	91.74%	95.20%
Risk free interest rate	3.89%	2.37%
Expected term of options and purchase rights (in years)	1.27	1.92
Dividend yield	None	None

On October 27, 2005, our Board of Directors approved accelerating the vesting of approximately 306,000 “out-of-the-money” unvested common stock options previously awarded to employees and officers under our stock option plans. Vesting was accelerated for stock options that had exercise prices greater than or equal to $9.06 per

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, which was the closing price of our common stock on October 27, 2005. In connection with the modification of the terms of these options to accelerate their vesting, approximately $1.5 million is reflected as a non-cash compensation expense on a pro-forma basis in accordance with SFAS 123 in the pro-forma table above for the year ended December 31, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R.

4.	Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, accounts receivable and foreign exchange forward contracts. We generally invest our excess cash in money market funds, auction rate securities, commercial paper and in debt securities of the U.S. government and its agencies, which each have contracted maturities of 25 months or less and an average maturity in aggregate of one year or less. By policy, our investments in commercial paper, auction rate securities, certificates of deposit, Eurodollar time deposits, or banker’s acceptances are rated AAA or better, and we limit the amount of credit exposure to any one issuer. Our accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2006, three customers accounted for 39%, 34%, and 13% respectively of our accounts receivable and in aggregate accounted for 86% of net accounts receivable. At December 31, 2005, four customers accounted for 33%, 22%, 20% and 18% respectively of our accounts receivable and in aggregate accounted for 93% of net accounts receivable.

Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2006, three customers accounted for 52%, 22% and 19%, respectively of our consolidated net revenues and in aggregate accounted for 93% of net revenues. In 2005, four customers accounted for 41%, 24%, 14% and 11%, respectively of our consolidated net revenues and in aggregate accounted for 90% of net revenues. In 2004, two customers accounted for 62% and 11%, respectively of our consolidated net revenues and in aggregate accounted for 73% of net revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

Disk manufacturing products contributed a significant portion of our revenues in 2006, 2005 and 2004. We expect that our ability to maintain or expand our current levels of revenues in the future will depend upon continuing market demand for our products; our success in enhancing our existing systems and developing and manufacturing competitive disk manufacturing equipment, such as our 200 Lean; our success in developing both military and commercial products based on our low light technology; and our success in utilizing our expertise in complex manufacturing equipment to develop new equipment products for semiconductor manufacturing.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Commitments and Contingencies

Leases

We lease certain facilities under non-cancelable operating leases that expire at various times up to February 2013. Certain of our leases contain provisions for rental adjustments, including a provision based on increases in the Bay Area Consumer Price Index. The facility leases require Intevac to pay for all normal maintenance costs.

Future minimum rental payments under these leases at December 31, 2006 are as follows (in thousands):

2007	$2,706
2008	2,238
2009	2,295
2010	2,302
2011	2,310
Beyond	780

Total	$12,631

Gross rental expense was approximately $2,726,000, $2,454,000, and $2,550,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001 which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims, and we intend to pursue them vigorously.

On September 12, 2006, Unaxis filed a response to our lawsuit in which it asserted non-infringement, invalidity of our patent, inequitable conduct by Intevac, patent misuse by Intevac, and lack of jurisdiction by the court as defenses. Additionally, Unaxis requested a declaratory judgment of patent non-infringement, invalidity and unenforceability; asserted our violation of the California Business and Professional Code; requested that we be enjoined from engaging in any unfair competition; and requested that we be required to pay Unaxis’ attorney fees. We believe such claims lack merit, and we intend to defend ourselves vigorously.

We replied to Unaxis’ response on October 3, 2006, denying the assertions of non-infringement, invalidity and unenforceability of the Intevac patent, and denying any unfair competition. With the approval of the Court, we amended our complaint on February 6, 2007 to assert an additional ground for our infringement claim and to add a request for a declaratory judgment of infringement. Unaxis filed a response on February 21, 2007, in which it repeated the assertions of its September 12, 2006 response.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 9, 2007, Unaxis filed a motion requesting that the court stay the litigation pending action by the U.S. Patent Office on their February 27, 2007 request for a re-examination of United States Patent 6,919,001.

7.	Employee Benefit Plan

Employee Savings and Retirement Plan

In 1991, we established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. We made cash contributions of $437,000, $327,000, and $280,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Employees may choose among twelve investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

We have various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of our employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to our executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $8.3 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively. Charges were not material for the year ended December 31, 2004.

8.	Segment Reporting

Segment Description

We have two reportable operating segments: Equipment and Imaging. Our Equipment business designs, manufactures, markets and services complex capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks which are used in hard disk drives and is developing a system for the semiconductor manufacturing market. Our Imaging business develops and manufactures electro-optical sensors, cameras and systems that permit highly sensitive detection of photons in the visible and near infrared portions of the spectrum, allowing vision in extreme low light situations.

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

Business Segment Net Revenues

	2006	2005	2004
		(In thousands)

Equipment	$248,482	$129,280	$60,490
Imaging	11,393	7,949	9,125

Total	$259,875	$137,229	$69,615

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Profit (Loss)

	2006	2005	2004
	(In thousands)

Equipment(1)	$52,223	$20,413	$(377)
Imaging(2)	(4,826)	(5,798)	(4,114)
Corporate activities	602	102	(758)

Operating income (loss)	47,999	14,717	(5,249)
Interest income	3,501	1,303	634
Other income and expense, net	277	552	381

Income (loss) before income taxes	$51,777	$16,572	$(4,234)

(1)	Includes inventory provisions of $1,403,000, $782,000, and $1,263,000 in 2006, 2005, and 2004, respectively.

(2)	Includes inventory provisions of $124,000, $91,000, and $112,000 in 2006, 2005, and 2004, respectively.

Business Segment Assets

	2006	2005
	(In thousands)

Equipment	$84,366	$68,672
Imaging	7,379	7,665
Corporate activities	115,847	54,107

Total assets	$207,592	$130,444

Business Segment Property, Plant & Equipment

Additions	2006	2005
	(In thousands)

Equipment	$5,702	$2,184
Imaging	979	934
Corporate activities	1,742	1,022

Total additions	$8,423	$4,140

Depreciation	2006	2005	2004
	(In thousands)

Equipment	$1,120	$822	$561
Imaging	1,217	1,054	1,188
Corporate activities	509	274	282

Total depreciation	$2,846	$2,150	$2,031

Geographic Breakdown	2006	2005
	(In thousands)

United States	$12,690	$7,773
Asia	856	207

Net property, plant & equipment	$13,546	$7,980

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	2006	2005	2004
	(In thousands)

United States	$26,473	$39,754	$22,545
Asia	233,158	96,694	46,452
Europe	244	781	618

Total revenues	$259,875	$137,229	$69,615

Revenues are attributable to the geographic area in which our customers are located.

9.	Income Taxes

The provision for (benefit from) income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal:
Current	$9,479	$392	$—
Deferred	(3,750)	—	—

	5,729	392	—
State:
Current	2	9	115
Deferred	(831)	—	—

	(829)	9	115
Foreign:
Current	179	20	(5)

Total	$5,079	$421	$110

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

U.S.	$51,004	$16,319	$(4,312)
Foreign	773	253	78

	$51,777	$16,572	$(4,234)

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduced taxes currently payable for 2006 by $2.7 million. Such benefits were credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS No. 109 are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Vacation, rent, warranty and other accruals	$2,090	$1,581
Depreciation	44	1,409
Inventory valuation	3,135	3,893
Deferred income	248	544
Equity-based compensation	1,084	—
Research and other tax credit carry-forwards	590	637
Federal and State NOL carry-forwards	—	6,502
Other	234	466

	7,425	15,032
Valuation allowance for deferred tax assets	(2,844)	(15,032)

Net deferred tax assets	$4,581	$—

As reported on the balance sheet:
Current assets
Deferred tax assets	$4,488	$4,424
Valuation allowance for deferred tax assets	(1,219)	(4,424)

Net current deferred tax assets	3,269	—
Other long term assets
Deferred tax assets	2,937	10,608
Valuation allowance for deferred tax assets	(1,625)	(10,608)

Net non-current deferred tax assets	1,312	—

Net deferred tax assets	$4,581	$—

The valuation allowance decreased by $12.2 million during 2006 due to the utilization of deferred tax assets and the partial release of the allowance. The remaining valuation allowance is attributable to deferred tax assets not realizable for 2006.

A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Income taxes (benefit) at the federal statutory rate	$18,122	$5,795	$(1,472)
State income taxes, net of federal benefit	(539)	6	75
Effect of foreign operations taxes at various rates	(93)	(39)	—
Research tax credits	(2,128)	—	—
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	(38)	(430)	(1,751)
Stock-based compensation	1,943	—	—
Change in valuation allowance	(12,188)	(4,911)	3,258

Total	$5,079	$421	$110

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Liabilities

	December 31,
	2006	2005
	(In thousands)

Accrued product warranties	$4,208	$2,705
Accrued taxes	1,533	2,000
Deferred income	573	1,254
Other	298	223

Total other accrued liabilities	$6,612	$6,182

11.	Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended
	April 1,	July 1,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

Net sales	$49,620	$59,542	$54,829	$95,884
Gross profit	17,306	21,262	23,280	39,111
Net income	7,011	9,333	9,013	21,341
Basic income per share	$0.34	$0.44	$0.43	$1.01
Diluted income per share	0.32	0.42	0.41	0.97

		Three Months Ended
	April 2,	July 2,	Oct. 1,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)

Net sales	$10,605	$30,418	$43,507	$52,699
Gross profit	1,995	9,661	13,554	18,368
Net income (loss)	(3,897)	3,927	6,191	9,930
Basic income (loss) per share	$(0.19)	$0.19	$0.30	$0.48
Diluted income (loss) per share	(0.19)	0.19	0.29	0.46

12.	Subsequent Events

On January 31, 2007 we completed the acquisition of the assets and certain liabilities of DeltaNu, LLC, a Laramie, Wyoming company specializing in small footprint and handheld Raman spectroscopy instruments. The total acquisition price was $6 million, with $2 million due at the close of the acquisition and $2 million due on each of January 31, 2008 and January 31, 2009. DeltaNu’s business and employees will be integrated into Intevac’s Imaging organization.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Assessment of Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in, reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on the financial statements.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, we concluded that, as of December 31, 2006, Intevac Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report which is included at page 65 herein.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of fiscal 2006, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Intevac’s internal control over financial reporting.

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-K for the fiscal year ended December 31, 2005, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2006, that Intevac, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intevac, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intevac, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Intevac, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intevac Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

San Jose, CA
March 15, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding our code of ethics, audit committee and shareholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.  The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans at December 31, 2006.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
Plan Category	Warrants and Rights	Warrants and Rights
(1)

Equity compensation plans approved by security holders(2)	2,354,215	$11.47	674,307
Equity compensation plans not approved by security holders	—	$—	—

Total	2,354,215	$11.47	674,307

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 387,937 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2006” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Grant Thornton LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

2. Financial Statement Schedules.

The following financial statement schedule of Intevac, Inc. is filed in Part IV, Item 15(a) of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant
3	.2(5)	Amended and Restated Bylaws of the Registrant
10	.1+(1)	The Registrant’s 1991 Stock Option/Stock Issuance Plan
10	.2+(1)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.3+(1)	The Registrant’s Employee Stock Purchase Plan, as amended
10	.4+(2)	The Registrant’s 2004 Equity Incentive Plan
10.5		Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, as amended
10	.7(1)	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
10	.8+(1)	The Registrant’s 401(k) Profit Sharing Plan
10	.9+(3)	The Registrant’s 2005 Executive Incentive Plan

Exhibit
Number		Description

10	.10+(4)	The Registrant’s Executive Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 65)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed March 31, 2004

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2006

(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 1, 2006

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	March 15, 2007

/s/ CHARLES B. EDDY III (Charles B. EDDY III)	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2007

/s/ DAVID DURY (David Dury)	Director	March 15, 2007

/s/ STANLEY J. HIL (Stanley J. Hill)	Director	March 15, 2007

/s/ ROBERT LEMOS (Robert Lemos)	Director	March 15, 2007

Signature	Title	Date

/s/ ARTHUR L. MONEY (Arthur L. Money)	Director	March 15, 2007

/s/ PING YANG (Ping Yang)	Director	March 15, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
	Balance at	Charged (Credited)	Charged (Credited)			Balance at
	Beginning	to Costs and	to Other			End
Description	of Period	Expenses	Accounts	Deductions - Describe		of Period
	(In thousands)

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$22	$218	$(23)	$—		$217
Inventory provisions	10,192	1,375	(121)	1,583	(2)	9,863
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$217	$211	$(268)	$6	(1)	$154
Inventory provisions	9,863	873	376	124	(2)	10,988
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$154	$(14)	$3	$—		$143
Inventory provisions	10,988	1,527	(32)	3,355	(2)	9,128

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant
3	.2(5)	Amended and Restated Bylaws of the Registrant
10	.1+(1)	The Registrant’s 1991 Stock Option/Stock Issuance Plan
10	.2+(1)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.3+(1)	The Registrant’s Employee Stock Purchase Plan, as amended
10	.4+(2)	The Registrant’s 2004 Equity Incentive Plan
10.5		Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, as amended
10	.7(1)	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
10	.8+(1)	The Registrant’s 401(k) Profit Sharing Plan
10	.9+(3)	The Registrant’s 2005 Executive Incentive Plan
10	.10+(4)	The Registrant’s Executive Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 65)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(2)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed March 31, 2004

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2006

(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 1, 2006

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K