Form 10-Q
period 2007-03-31
INTEVAC INC
filed 2007-05-10
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(408) 986-9888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 7, 2007, 21,394,023 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$30,796	$39,440
Short-term investments	71,700	55,595
Trade and other accounts receivable, net of allowances of $149 and $143 at March 31, 2007 and December 31, 2006	33,298	39,927
Inventories	33,926	37,942
Prepaid expenses and other current assets	2,134	2,506
Deferred tax assets	4,100	3,269

Total current assets	175,954	178,679
Property, plant and equipment, net	14,511	13,546
Long-term investments	12,000	8,000
Investment in 601 California Avenue LLC	2,431	2,431
Goodwill	5,434	—
Other intangible assets, net	299	—
Deferred income taxes and other long term assets	3,666	3,347

Total assets	$214,295	$206,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,921	$—
Accounts payable	16,287	15,994
Accrued payroll and related liabilities	5,189	11,769
Other accrued liabilities	9,796	6,612
Customer advances	20,404	26,243

Total current liabilities	53,597	60,618
Other long-term liabilities	1,062	1,075
Long-term notes payable	1,830	—
Shareholders’ equity:
Common stock, no par value	101,096	99,468
Additional paid-in capital	9,321	7,319
Accumulated other comprehensive income	375	354
Retained earnings	47,014	37,169

Total shareholders’ equity	157,806	144,310

Total liabilities and shareholders’ equity	$214,295	$206,003

Note: Amounts as of December 31, 2006 are derived from the December 31, 2006 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$73,593	$48,074
Technology development	2,781	1,546

Total net revenues	76,374	49,620
Cost of net revenues:
Systems and components	42,129	31,340
Technology development	1,507	952
Inventory provisions (reversal of reserve)	(44)	22

Total cost of net revenues	43,592	32,314

Gross profit	32,782	17,306
Operating expenses:
Research and development	12,192	5,561
Selling, general and administrative	7,513	5,114

Total operating expenses	19,705	10,675

Operating income	13,077	6,631
Interest expense	(46)	(4)
Interest income and other, net	1,366	602

Income before income taxes	14,397	7,229
Provision for income taxes	4,552	218

Net income	$9,845	$7,011

Other comprehensive income:
Foreign currency translation adjustments	21	29

Total comprehensive income	$9,866	$7,040

Basic income per share:
Net income	$0.46	$0.34
Shares used in per share amounts	21,293	20,832
Diluted income per share:
Net income	$0.44	$0.32
Shares used in per share amounts	22,188	21,920

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Unaudited)
	(In thousands)

Operating activities
Net income	$9,845	$7,011
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,163	601
Inventory provisions (reversal of reserve)	(44)	22
Equity-based compensation	1,357	460
Loss on disposal of equipment	—	1
Changes in operating assets and liabilities	5,258	(12,863)

Total adjustments	3,351	(11,779)

Net cash and cash equivalents provided by (used in) operating activities	13,196	(4,768)
Investing activities
Purchases of investments	(43,700)	(33,631)
Proceeds from sales and maturities of investments	23,500	38,500
Acquisition of DeltaNu LLC, net of cash acquired	(5,803)	—
Purchases of leasehold improvements and equipment	(1,856)	(1,152)

Net cash and cash equivalents provided by (used in) investing activities	(27,859)	3,717
Financing activities
Net proceeds from issuance of common stock	1,645	1,708
Issuance of notes payable	3,738	—
Tax benefit from equity-based compensation	645	—

Net cash and cash equivalents provided by financing activities	6,028	1,708

Effect of exchange rate changes on cash	(9)	19

Net increase (decrease) in cash and cash equivalents	(8,644)	676
Cash and cash equivalents at beginning of period	39,440	15,255

Cash and cash equivalents at end of period	$30,796	$15,931

Supplemental Schedule of Cash Flow Information
Cash paid for:
Income taxes	$1,500	$—

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

The vast majority of our revenue is currently derived from our Equipment business and we expect that the majority of our revenues for at least the next several years will continue to be derived from our Equipment business.

The financial information at March 31, 2007 and for the three-month periods ended March 31, 2007 and April 1, 2006 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The results for the three-month period ended March 31, 2007 are not considered indicative of the results to be expected for any future period or for the entire year.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact of adopting SFAS 157.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. The implementation of this standard did not have a material effect on our financial position or results of operations.

4.	Inventories

Inventories are priced using average actual costs, which approximate cost under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Raw materials	$20,501	$19,906
Work-in-progress	13,054	12,271
Finished goods	371	5,765

	$33,926	$37,942

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $8.5 million and $9.1 million at March 31, 2007 and December 31, 2006, respectively. Each quarter, we analyze our inventory (raw materials, WIP and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

The following table displays the activity in the inventory reserve account for the three-month periods ending March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Beginning balance	$9,128	$10,988
New provisions (reversal of reserve) in cost of sales	(44)	22
New provisions for refurbishment of consigned products	6	5
Disposals of inventory	(547)	(70)

Ending balance	$8,543	$10,945

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stock-Based Compensation

At March 31, 2007, we had stock-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Our shareholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended March 31, 2007, we granted 73,500 stock options with an estimated total grant-date fair value of $1.2 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $374,000.

The ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended March 31, 2007, we granted purchase rights with an estimated total grant-date value of $158,000.

Compensation Expense

The effect of recording stock-based compensation for the three-month periods ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	April 1, 2006

Stock-based compensation by type of award:
Stock options	$1,145	$344
Employee stock purchase plan	213	116
Amounts capitalized as inventory	(4)	(32)

Total stock-based compensation	1,354	428
Tax effect on stock-based compensation	(428)	(13)

Net effect on net income	$926	$415

Effect on earnings per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Approximately $73,000 and $32,000 of stock-based compensation was capitalized as inventory at March 31, 2007 and April 1, 2006, respectively.

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

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2007 and April 1, 2006 was $15.91 per share and $11.89 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended March 31, 2007 and April 1, 2006 was $10.54 and $5.16 per share, respectively. The fair value of each option and

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	April 1,
	2007	2006

Stock Options:
Expected volatility	67.42%	77.04%
Risk free interest rate	4.49%	4.83%
Expected term of options (in years)	4.5	4.8
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	63.48%	61.47%
Risk free interest rate	4.84%	4.64%
Expected term of purchase rights (in years)	1.5	0.5
Dividend yield	None	None

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at December 31, 2006	2,354,215	$11.47	7.93	$34,107,462
Options granted	73,500	$28.14
Options forfeited	(9,016)	$11.72
Options exercised	(158,517)	$6.14

Options outstanding at March 31, 2007	2,260,182	$12.39	7.90	$31,776,661
Vested and expected to vest at March 31, 2007	1,931,137	$11.87	7.42	$28,120,443
Options exercisable at March 31, 2007	844,310	$8.47	6.48	$15,113,902
Available to grant at March 31, 2007	221,886

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $26.37 as of March 30, 2007, which would have been received by the option holders had all options holders exercised their options as of that date.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $9.0 million and will be recognized over an estimated weighted average recognition period of 1.8 years. The recognition period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

During the three months ended March 31, 2007, 39,069 shares were purchased at an average per share price of $17.17. At March 31, 2007, there were 348,868 shares available to be issued under the ESPP.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to purchase rights was $1.1 million and will be recognized over an estimated weighted average recognition period of 1.3 years. The recognition period is based on the expected term of the option, which is defined as the period from grant date to expiration of the offering period.

6.	Business Combinations

On January 31, 2007, we completed the acquisition of the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a total purchase price of $6 million. The purchase price was comprised of $2 million cash due at the close of the acquisition and $2 million due on each of January 31, 2008 and January 31, 2009, which is in the form of a note. DeltaNu is a Laramie, Wyoming company specializing in small footprint and handheld Raman spectrometry instruments. We believe that the combination of DeltaNu’s miniature Raman spectrometer designs with our capabilities in near-infrared sensors will enable a new class of portable instruments with greatly enhanced chemical detection capabilities.

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our allocation of the purchase price is summarized below (in thousands):

Net liabilities assumed, net of cash of $4	$(31)
Goodwill	5,434
Backlog	120
Trademarks/names	120
Customer relationships	60
Non-compete agreements	100

Total	$5,803

The $5.8 million allocated purchase price consists of $2.0 million paid in cash, $3.7 million in notes payable (present value at January 31, 2007) and $87,000 in acquisition-related expenses. The estimated useful economic lives of the identified intangible assets acquired are two years for the customer relationships and non-compete agreements and approximately four months for the backlog. The trademark/names asset has an indefinite life. Future amortization of the identified intangible assets will be $193,000 in 2007, $80,000 in 2008 and $7,000 in 2009.

The results of operations for the acquired business have been included in our condensed consolidated statements of operations for the period subsequent to our acquisition of DeltaNu. DeltaNu’s results of operations for periods prior to this acquisition were not material to our condensed consolidated statement of operations and, accordingly, pro forma financial information has not been presented.

7.	Warranty

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

The following table displays the activity in the warranty provision account for the three-month periods ending March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Beginning balance	$5,283	$3,399
Expenditures incurred under warranties	(1,235)	(1,123)
Accruals for product warranties issued during the reporting period	1,074	965
Adjustments to previously existing warranty accruals	107	332

Ending balance	$5,229	$3,573

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the balance sheet classification of the warranty provision account at March 31, 2007 and at December 31, 2006:

	March 31,	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities	$4,167	$4,208
Other long-term liabilities	1,062	1,075

Total warranty provision	$5,229	$5,283

8.	Guarantees

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

9.	Cash, Cash Equivalents and Investments in Debt Securities

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$12,000	$8,000
Auction rate securities	71,700	53,595
Corporate debt securities	—	2,000

Total investments in debt securities	$83,700	$63,595

Short-term investments	$71,700	$55,595
Long-term investments	12,000	8,000

Total investments in debt securities	$83,700	$63,595

Approximate fair value of investments in debt securities	$83,699	$63,585

The decline in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Cash and cash equivalents represent cash accounts and money market funds. Cash balances held in foreign bank accounts totaled $2.0 million and $1.6 million at March 31, 2007 and December 31, 2006, respectively. Included in accounts payable is $5.2 million and $2.4 million of book overdraft at March 31, 2007 and December 31, 2006, respectively.

10.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$9,845	$7,011

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,293	20,832
Effect of dilutive securities:
Employee stock options(1)	895	1,088

Dilutive potential common shares	895	1,088

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	22,188	21,920

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 31, 2007 and April 1, 2006 was 249,850 and 65,753 respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Reporting

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

Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and investments, deferred tax assets and other assets.

Segment Profit or Loss and Segment Assets

We evaluate performance and allocate resources based on a number of factors, including profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Equipment	$72,446	$47,573
Imaging	3,928	2,047

Total	$76,374	$49,620

Business Segment Profit & Loss

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

Equipment	$14,989	$8,480
Imaging	(1,600)	(1,869)
Corporate activities	(312)	20

Operating income	13,077	6,631
Interest expense	(46)	(4)
Interest income	1,238	492
Other income and expense, net	128	110

Income before income taxes	$14,397	$7,229

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Assets

	March 31,	December 31,
	2007	2006
	(In thousands)

Equipment	$72,071	$84,366
Imaging	15,657	7,379
Corporate activities	126,567	114,258

Total	$214,295	$206,003

Geographic Area Net Trade Revenues

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)

United States	$7,000	$8,556
Asia	69,004	41,064
Europe	370	—

Total	$76,374	$49,620

12.	Income Taxes

For the three months ended March 31, 2007, we accrued income tax using an effective tax rate of 31.6% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at March 31, 2007.

For the three months ended April 1, 2006, we accrued income tax using an effective tax rate of 3.0% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have an effect on our financial condition, or results of operation.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2000.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probably that future expenditures will be made and such expenditures can be reasonably estimated.

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims, and we intend to pursue them vigorously.

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

On March 29, 2007, the court denied a motion filed by Unaxis requesting a stay of the litigation pending action by the U.S. Patent Office on their February 27, 2007 request for a reexamination of United States Patent 6,919,001. Unaxis renewed the stay motion on May 1, 2007 after the U.S. Patent Office granted the reexamination request and issued an initial office action rejecting the claims of the ‘001 patent. Intevac had no input to the initial determination by the U.S. Patent Office, but will now participate in the reexamination.

14.	Capital Transactions

During the three-month period ending March 31, 2007, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 197,000 shares were issued under these plans, for which Intevac received $1.6 million.

15.	Financial Presentation

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2007 presentation. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income (loss) or comprehensive income (loss) previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, cash balances and financial results in 2007; our projected customer requirements for new capacity and for technology upgrades for their installed base of our thin-film disk sputtering equipment, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2007, Form 10-Q’s and Form 8-K’s.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005, 2006 and 2007 to date. Most of the systems in backlog at March 31, 2007 are for customers where we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment for those systems.

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

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter, to 10.0% at the end of the third quarter and to 12% at the end of the fourth quarter. The current estimate of the annual effective income tax rate for 2007 is 31.6%.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Three Months Ended March 31, 2007 and April 1, 2006.

Net revenues

	Three Months Ended		Change Over
	March 31,	April 1,	Prior Period
	2007	2006	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$72,446	$47,573	$24,873	52%
Imaging net revenues	3,928	2,047	1,881	92%

Total net revenues	$76,374	$49,620	$26,754	54%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.

Equipment revenue for the three months ending March 31, 2007 included revenue recognition for thirteen 200 Lean systems, and a significant quarter over quarter increase in revenue from disk equipment technology upgrades and spare parts. We also sold a D-Star® flat panel technology license for $1.3 million. Revenue for the three months ended April 1, 2006 included revenue recognition of nine 200 Lean systems. We expect Equipment revenues in the first half of 2007 will be higher than in the first half of 2006, but revenues in the second half of 2007 will be lower than the comparable period of 2006.

Imaging revenue for the three months ending March 31, 2007 consisted of $2.8 million of research and development contract revenue and $1.1 million of product sales. Revenue for the three months ended April 1, 2006 consisted of $1.5 million of contract research and development revenue and $501,000 of product sales. The increase in contract research and development revenue was the result of a better mix of fully funded vs. partially funded programs. Product revenue included contributions from our new DeltaNu subsidiary, which was acquired on January 31, 2007. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at March 31, 2007 was $92.8 million, as compared to $125.0 million at December 31, 2006 and $124.8 million at April 1, 2006. The decrease in backlog was primarily the result of the recognition for revenue of thirteen disk sputtering systems in the quarter. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.

International sales increased by 69% to $69.4 million for the three months ended March 31, 2007 from $41.1 million for the three months ended April 1, 2006. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems and disk equipment technology upgrades and spare parts. Substantially all of our international sales are to customers in Asia. International sales constituted 91% of net revenues for the three months ended March 31, 2007 and 83% of net revenues for the three months ended April 1, 2006. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customer in each period.

Gross margin

	Three Months Ended
	March 31,	April 1,
	2007	2006	% Change
	(In thousands, except percentages)

Equipment gross profit	$31,345	$16,769	87%
% of Equipment net revenues	43.3%	35.2%
Imaging gross profit	$1,437	$537	168%
% of Imaging net revenues	36.6%	26.2%
Total gross profit	$32,782	$17,306	89%
% of net revenues	42.9%	34.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended March 31, 2007 and April 1, 2006 included $173,000 and $46,000, respectively, of equity-based compensation expense.

Equipment gross margin improved to 43.3% in the three months ended March 31, 2007 from 35.3% in the three months ended April 1, 2006. The increase in gross margin was due to the flat panel license fee, cost reduction programs, increased volume and product mix. We expect the gross margin for the Equipment business in 2007 to be better than 2006, primarily as a result of continued cost reduction efforts undertaken on the 200 Lean system. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging gross margin improved to 36.6% in the three months ended March 31, 2007 from 26.2% in the three months ended April 1, 2006. The increase in gross margin resulted primarily from higher margins on development contracts and favorable adjustments related to contract closeouts. We expect Imaging gross margin in 2007 to be improved over 2006, due primarily to an increase in both product revenue and revenue from fully funded research and development contracts.

Research and development

	Three Months Ended		Change Over
	March 31,	April 1,	Prior Period
	2007	2006	Amount %
	(In thousands, except percentages)

Research and development expense	$12,192	$5,561	$6,631	119%
% of net revenues	16.0%	11.2%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and Imaging products. Research and development expense for the three months ended March 31, 2007 and April 1, 2006 included $502,000 and $204,000, respectively, of equity-based compensation expense.

Research and development spending increased in both Equipment and in Imaging during the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. The increase in Equipment was due primarily to spending on the development of a new product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to increased spending on the development of our commercial Imaging products. Engineering headcount increased from 94 at April 1, 2006 to 137 at March 31, 2007. We expect that research and development spending will increase in 2007 due primarily to expenditures related to our new semiconductor equipment product line and the addition of key engineering personnel.

Research and development expenses do not include costs of $1,439,000 and $952,000 for the three-month periods ended March 31, 2007 and April 1, 2006, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three Months Ended		Change Over
	March 31,	April 1,	Prior Period
	2007	2006	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$7,513	$5,114	$2,399	47%
% of net revenues	9.8%	10.3%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support our equipment customers in Asia. Selling, general and administrative expense for the three months ended March 31, 2007 and April 1, 2006 included $679,000 and $178,000, respectively, of equity-based compensation expense.

The increase in selling, general and administrative spending in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and legal expenses associated with the Unaxis litigation. Our selling, general and administrative headcount increased from 66 at April 1, 2006 to 87 at March 31, 2007. We expect that selling, general and administrative expenses will increase in 2007 over the amount spent in 2006 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development and administrative personnel and increasing legal expenses.

Interest income and other, net

	Three Months Ended		Change Over
	March 31,	April 1,	Prior Period
	2007	2006	Amount %
	(In thousands, except percentages)

Interest income and other, net	$1,320	$598	$722	121%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended March 31, 2007 was driven by higher interest rates on our investments and a higher average invested balance. We expect interest income and other, net to increase in 2007 due to a higher average level of investments.

Provision for income taxes

	Three Months Ended		Change Over
	March 31,	April 1,	Prior Period
	2007	2006	Amount	%
	(In thousands, except percentages)

Provision for income taxes	$4,552	$218	$4,334	1988	%

For the three months ended March 31, 2007, we accrued income tax using an effective tax rate of 31.6% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at March 31, 2007.

For the three months ended April 1, 2006, we accrued income tax using an effective tax rate of 3.0% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

Stock-Based Compensation

During the three months ended March 31, 2007 and April 1, 2006, we recorded stock-based compensation expense related to stock options of $1.1 million and $344,000, respectively. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $9.0 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

The compensation cost associated with the employee stock purchase plan for the three months ended March 31, 2007 and April 1, 2006 was $213,000 and $116,000, respectively. There were 39,069 shares purchased under the employee stock purchase plan during the three months ended March 31, 2007.

Approximately $73,000 and $69,000 of stock-based compensation was capitalized as inventory at March 31, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources

During the first fiscal quarter of 2007, cash, cash equivalents and short-term investments decreased by $8.6 million, from $39.4 million as of December 31, 2006 to $30.8 million as of March 31, 2007.

Operating activities provided cash of $13.2 million in the first quarter of 2007. The cash provided from operating activities was due primarily to net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to decreases in accounts receivable and inventories. This was partially offset by decreases in customer advances and accrued payroll. Accounts receivable totaled $33.3 million at March 31, 2007, compared to $39.9 million at December 31, 2006. The decrease of $6.6 million in the receivable balance was due primarily to collections related to the record revenue generated in the fourth quarter of 2006. Net inventories decreased by $4.0 million during the first quarter of 2007 due to a decrease in finished goods inventory. Accounts payable increased $293,000 to $16.3 million at March 31, 2007. Accrued payroll and related liabilities decreased by $6.6 million during the three months ended March 31, 2007 due primarily to bonuses and profit sharing payments. Other accrued liabilities totaled $9.8 million at March 31, 2007 compared to $6.6 million at December 31, 2006. The increase of $3.2 million is due primarily to income tax accruals. Customer advances decreased by $5.8 million during the first quarter of 2007, due to both the number of systems shipped in the first quarter and to the systems accepted during the quarter.

Investing activities in the first three months of 2007 used cash of $27.9 million. Purchases of investments, net of proceeds from sales and maturities, totaled $20.2 million and our acquisition of DeltaNu, LLC used cash of $5.8 million during the first quarter of 2007. Capital expenditures for the three months ended March 31, 2007 were $1.9 million.

Financing activities provided cash of $6.0 million during the three months ended March 31, 2007 due primarily to the issuance of $3.7 million in notes payable related to the acquisition of DeltaNu, LLC. We also sold $1.6 million of Intevac common stock to our employees through our employee benefit plans and recognized $645,000 in tax benefits from equity-based compensation.

We have generated operating income for the last two years, after incurring annual operating losses from 1998 through 2004. We expect our Equipment business to be profitable again in 2007. We also expect to continue to invest in Imaging during 2007, but with lower losses than in 2006.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $14 million in capital expenditures during the remainder of 2007.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of March 31, 2007 are shown in the table below.

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$11,672	$2,228	$4,632	$4,617	$195
Purchase obligations	22,333	22,333	—	—	—

Total	$34,005	$24,561	$4,632	$4,617	$195

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at March 31, 2007.

	2007	2008	2009	Beyond	Total	Fair Value
	(In thousands, except percentages)

Cash equivalents
Fixed rate amounts	$5,176	—	—	—	$5,176	$5,176
Weighted-average rate	5.26%
Variable rate amounts	$10,961	—	—	—	$10,961	$10,961
Weighted-average rate	5.24%
Short-term investments
Fixed rate amounts	$71,700	—	—	—	$71,700	$71,700
Weighted-average rate	5.24%
Long-term investments
Fixed rate amounts	—	$8,000	$4,000	—	$12,000	$11,999
Weighted-average rate		5.28%	5.48%
Total investment portfolio	$87,837	$8,000	$4,000	—	$99,837	$99,836

Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At March 31, 2007, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 31, 2007, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Patent Infringement Complaint against Unaxis

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims, and we intend to pursue them vigorously.

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

On March 29, 2007, the court denied a motion filed by Unaxis requesting a stay of the litigation pending action by the U.S. Patent Office on their February 27, 2007 request for a reexamination of United States Patent 6,919,001. Unaxis renewed the stay motion on May 1, 2007 after the U.S. Patent Office granted the reexamination request and issued an initial office action rejecting the claims of the ‘001 patent. Intevac had no input to the initial determination by the U.S. Patent Office, but will now participate in the reexamination.

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

Our customers have experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with lower capacity, smaller form factor disk drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications like personal media players, these competitors have recently announced products for notebook and enterprise compute applications. If alternative technologies, such as flash memory, replace hard disk drives as a primary method of digital storage, demand for our products would decrease.

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last 9 quarters, our revenues per quarter have fluctuated between $10.6 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (41%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand, due to seasonality, cyclicality and other factors, for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; and

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	our business is inherently subject to fluctuations in revenue from quarter to quarter due to factors such as timing of orders, acceptance of new systems by our customers or cancellation of those orders;

•	new products, services or technological innovations by our competitors or us.

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

Many of our Imaging products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Traffic in Arms Regulations. This limits the potential market for our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Export to countries, which are not considered by the United States Government to be allies, is likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain, delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

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

We sell many of our Imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $10.2 million, $6.9 million, and $8.2 million in 2006, 2005, and 2004, respectively. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which our customers or we operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors.

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

A portion of our revenue is derived from fixed-price development and production contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. We are required to recognize the total estimated impact of cost overruns in the period in which they are first identified. Such cost overruns could have a material adverse effect on our results of operation and financial condition.

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq

National Market, fluctuated from a low of $14.81 per share to a high of $30.60 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Our effective tax rate in both 2006 and 2005 was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits. We are currently projecting an effective tax rate of 31.6% for 2007.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which replaces SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We adopted SFAS 123R in the first quarter of fiscal year 2006. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, which was effective January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We adopted FIN 48 in the first quarter of fiscal year 2007.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

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

Date: May 10, 2007

By:	/s/ CHARLES B. EDDY III
Charles B. Eddy III
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: May 10, 2007

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