Form 10-Q
period 2007-06-30
INTEVAC INC
filed 2007-08-09
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26946

INTEVAC, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3125814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 3, 2007, 21,540,539 shares of the Registrant’s Common Stock, no par value, were outstanding.

INTEVAC, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$30,442	$39,440
Short term investments	74,993	55,595
Trade and other accounts receivable, net of allowances of $152 and $143 at June 30, 2007 and December 31, 2006	38,981	39,927
Inventories	27,870	37,942
Prepaid expenses and other current assets	2,044	2,506
Deferred tax assets	4,100	3,269

Total current assets	178,430	178,679
Property, plant and equipment, net	15,004	13,546
Long-term investments	12,000	8,000
Investment in 601 California Avenue LLC	2,431	2,431
Goodwill	5,434	—
Other intangible assets, net of amortization of $153	247	—
Deferred income taxes and other long term assets	3,497	3,347

Total assets	$217,043	$206,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,945	$—
Accounts payable	9,815	15,994
Accrued payroll and related liabilities	8,541	11,769
Other accrued liabilities	7,467	6,612
Customer advances	15,387	26,243

Total current liabilities	43,155	60,618
Other long-term liabilities	934	1,075
Long-term notes payable	1,853	—
Shareholders’ equity:
Common stock, no par value	101,346	99,468
Additional paid in capital	10,825	7,319
Accumulated other comprehensive income	364	354
Retained earnings	58,566	37,169

Total shareholders’ equity	171,101	144,310

Total liabilities and shareholders’ equity	$217,043	$206,003

Note: Amounts as of December 31, 2006 are derived from the December 31, 2006 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$69,603	$56,843	$143,196	$104,917
Technology development	2,502	2,699	5,283	4,245

Total net revenues	72,105	59,542	148,479	109,162
Cost of net revenues:
Systems and components	39,808	35,838	81,937	67,178
Technology development	1,383	1,909	2,890	2,861
Inventory provisions	87	533	43	555

Total cost of net revenues	41,278	38,280	84,870	70,594

Gross profit	30,827	21,262	63,609	38,568
Operating expenses:
Research and development	9,648	6,290	21,840	11,851
Selling, general and administrative	7,839	5,004	15,352	10,118

Total operating expenses	17,487	11,294	37,192	21,969

Operating profit	13,340	9,968	26,417	16,599
Interest income and other, net	1,538	729	2,858	1,327

Income before income taxes	14,878	10,697	29,275	17,926
Provision for income taxes	3,326	1,364	7,878	1,582

Net income	$11,552	$9,333	$21,397	$16,344

Other comprehensive income:
Foreign currency translation adjustments	(11)	34	10	63

Total comprehensive income	$11,541	$9,367	$21,407	$16,407

Basic income per share:
Net income	$0.54	$0.44	$1.00	$0.78
Shares used in per share amounts	21,396	20,987	21,345	20,910
Diluted income per share:
Net income	$0.52	$0.42	$0.97	$0.75
Shares used in per share amounts	22,146	21,972	22,167	21,883

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(Unaudited)
	(In thousands)

Operating activities
Net income	$21,397	$16,344
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,187	1,240
Inventory provisions	43	555
Equity-based compensation	2,739	1,180
Loss on disposal of equipment	—	5
Changes in operating assets and liabilities	(9,127)	(3,584)

Total adjustments	(4,158)	(604)

Net cash and cash equivalents provided by operating activities	17,239	15,740
Investing activities
Purchases of investments	(71,661)	(81,303)
Proceeds from maturities of investments	48,200	70,550
Acquisition of DeltaNu LLC, net of cash acquired	(5,803)	—
Purchases of leasehold improvements and equipment	(3,406)	(2,196)

Net cash and cash equivalents used in investing activities	(32,670)	(12,949)
Financing activities
Net proceeds from issuance of common stock	1,861	2,223
Issuance of notes payable	3,798	—
Tax benefit from equity-based compensation	767	—

Net cash and cash equivalents provided by financing activities	6,426	2,223
Effect of exchange rate changes on cash	7	52

Net increase (decrease) in cash and cash equivalents	(8,998)	5,066
Cash and cash equivalents at beginning of period	39,440	15,255

Cash and cash equivalents at end of period	$30,442	$20,321

Supplemental Schedule of Cash Flow Information
Cash paid for:
Income taxes	$6,544	$2,723

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

Our Equipment business designs, manufactures, markets and services high-productivity manufacturing systems. We are the leading supplier of capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks, which are used in hard disk drives. Hard disk drives are the primary storage medium for digital data and function by storing data on magnetic disks. These disks are created in a sophisticated manufacturing process involving a variety of steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We are developing products for semiconductor manufacturing. In July 2007 we announced our new “Lean Etch” semiconductor manufacturing system for the dielectric etch market.

Our Imaging business develops, manufactures and markets high-sensitivity imaging products and miniature Raman instruments. We provide sensors, cameras and systems for military applications such as night vision and long-range target identification and we provide cameras and Raman spectrometers to the industrial, physical science and life science markets.

Most of our revenue is derived from our Equipment business, and we expect that the majority of our revenues for at least the next several years will continue to be derived from our Equipment business.

The financial information at June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and July 1, 2006 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The results for the three- and six-month periods ended June 30, 2007 are not considered indicative of the results to be expected for any future period or for the entire year.

“Intevac®,” “LIVAR®,” “D-STAR®,” “Lean Etchtm” and “200 Lean®” are trademarks of Intevac, Inc.

2.	Concentrations

Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.

We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

3.	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this standard.

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

Inventories are priced using average actual costs, which approximate costs under the first-in, first-out method, and are stated at the lower of cost or market. Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Raw materials	$17,361	19,906
Work-in-progress	8,311	12,271
Finished goods	2,198	5,765

	$27,870	$37,942

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above balances were $7.6 million and $9.1 million at June 30, 2007 and December 31, 2006, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecasted demand for the next 12 months. Raw materials with no forecasted requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity in the inventory provision account for the six-month periods ending June 30, 2007 and July 1, 2006:

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands)

Beginning balance	$9,128	$10,988
New provisions in cost of sales	43	555
New provisions for refurbishment of consigned products	23	7
Disposals of inventory	(1,636)	(2,058)

Ending balance	$7,558	$9,492

5.	Stock-Based Compensation

At June 30, 2007, we had stock-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Our shareholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the six months ended June 30, 2007, we granted 175,000 stock options with an estimated total grant-date fair value of $2.3 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $625,000.

The ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended June 30, 2007, we granted purchase rights with an estimated total grant-date value of $158,000.

Compensation Expense

The effect of recording stock-based compensation for the three- and six-month periods ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Stock-based compensation by type of award:
Stock options	$1,169	$552	$2,314	$896
Employee stock purchase plan	214	167	427	283
Amounts capitalized as inventory	(68)	(24)	(72)	(56)

Total stock-based compensation	1,315	695	2,669	1,123
Tax effect on stock-based compensation	(290)	(61)	(718)	(99)

Net effect on net income	1,025	634	1,951	1,024

Effect on earnings per share:
Basic	$0.05	$0.03	$0.09	$0.05
Diluted	$0.05	$0.03	$0.09	$0.04

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option- pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2007 and July 1, 2006 was $11.49 per share and $15.93 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2007 and July 1, 2006 was $13.35 per share and $12.65 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended June 30, 2007 and July 1, 2006 was $10.54 and $5.16 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended June 30, 2007 or July 1, 2006. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Stock Options:
Expected volatility	68.30%	81.71%	67.93%	77.91%
Risk free interest rate	4.67%	5.09%	4.59%	4.88%
Expected term of options (in years)	4.4	5.8	4.5	5.0
Dividend yield	None	None	None	None

	Six Months Ended
	June 30,	July 1,
	2007	2006

Stock Purchase Rights:
Expected volatility	63.48%	61.47%
Risk free interest rate	4.84%	4.64%
Expected term of purchase rights (in years)	1.5	0.5
Dividend yield	None	None

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience, which we believe to be indicative of our future experience.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Options outstanding at December 31, 2006	2,354,215	$11.47	7.93	$34,107,462
Options granted	175,000	$23.52
Options forfeited	(78,966)	$17.98
Options exercised	(184,564)	$6.45
Options outstanding at June 30, 2007	2,265,685	$12.59	7.51	$20,551,997
Vested and expected to vest at June 30, 2007	1,871,807	$11.98	7.27	$18,015,062
Options exercisable at June 30, 2007	834,513	$8.71	5.66	$10,514,679
Available to grant at June 30, 2007	1,090,336

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $21.26 as of June 29, 2007, which would have been received by the option holders had all options holders exercised their options as of that date.

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $8.7 million and will be recognized over an estimated weighted average recognition period of 1.6 years. The recognition period is based on the vesting period of the option.

2003 Employee Stock Purchase Plan

During the six months ended June 30, 2007, 39,069 shares were purchased at an average per share price of $17.17. At June 30, 2007, there were 348,868 shares available to be issued under the ESPP.

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to purchase rights was $935,000 and will be recognized over an estimated weighted average recognition period of 0.6 years. The recognition period is based on the expected term of the purchase right, which is defined as the period from grant date to expiration of the offering period.

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

We accounted for the acquisition as a taxable purchase transaction and, accordingly, the purchase price has been allocated to tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over the respective useful lives. Our allocation of the purchase price is summarized below (in thousands):

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

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. We use estimated repair or replacement costs along with our historical warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates.

On the condensed consolidated balance sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statement of income.

The following table displays the activity in the warranty provision account for the three- and six-month periods ending June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Beginning balance	$5,229	$3,573	$5,283	$3,399
Expenditures incurred under warranties	(1,189)	(720)	(2,424)	(1,844)
Accruals for product warranties issued during the reporting period	674	1,102	1,748	2,077
Adjustments to previously existing warranty accruals	(156)	89	(49)	412

Ending balance	$4,558	$4,044	$4,558	$4,044

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the balance sheet classification of the warranty provision account at June 30, 2007 and at December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities	$3,624	$4,208
Other long-term liabilities	934	1,075

Total warranty provision	$4,558	$5,283

8.	Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$12,000	$8,000
Auction rate securities	72,000	53,595
Corporate debt securities	2,993	2,000

Total investments in debt securities	$86,993	$63,595

Short-term investments	$74,993	$55,595
Long-term investments	12,000	8,000

Total investments in debt securities	$86,993	$63,595

Approximate fair value of investments in debt securities	$86,983	$63,585

The decline in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Cash and cash equivalents represent cash accounts and money market funds. Cash balances held in foreign bank accounts totaled $1.5 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively. Included in accounts payable is $2.3 million and $2.4 million of book overdraft at June 30, 2007 and December 31, 2006, respectively.

10.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$11,552	$9,333	$21,397	$16,344

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,396	20,987	21,345	20,910
Effect of dilutive securities:
Employee stock options(1)	750	985	822	973

Dilutive potential common shares	750	985	822	973

Denominator for diluted earnings per share — adjusted	22,146	21,972	22,167	21,883

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 30, 2007 and July 1, 2006 was 455,217 and 196,000, respectively, and the number of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock options excluded for the six-month periods ended June 30, 2007 and July 1, 2006 was 352,534 and 196,640, respectively.

11.	Segment Reporting

Segment Description

We have two reportable operating segments: Equipment and Imaging. Our reportable segments are business units that offer different products and are each managed separately, under the direction of our Chief Executive Officer. Our Equipment business designs, manufactures, markets and services high-productivity manufacturing systems used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks, which are used in hard disk drives and is developing products for semiconductor manufacturing. In July 2007 we announced our new “Lean Etch” semiconductor manufacturing system for the dielectric etch market. Our Imaging business develops, manufactures and markets high-sensitivity imaging products and miniature Raman instruments. We provide sensors, cameras and systems for military applications such as night vision and long-range target identification and we provide cameras and Raman spectrometers to the industrial, physical science and life science markets.

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

Business Segment Net Revenues

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1
	2007	2006	2007	2006
	(In thousands)

Equipment	$68,519	$56,465	$140,965	$104,038
Imaging	3,586	3,077	7,514	5,124

Total	$72,105	$59,542	$148,479	$109,162

Business Segment Profit & Loss

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

Equipment	$15,842	$10,974	$30,831	$19,454
Imaging	(1,515)	(1,159)	(3,115)	(3,028)
Corporate activities	(987)	153	(1,299)	173

Operating income	13,340	9,968	26,417	16,599
Interest income and other, net	1,538	729	2,858	1,327

Income before income taxes	$14,878	$10,697	$29,275	$17,926

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Assets

	June 30,	December 31,
	2007	2006
	(In thousands)

Equipment	$71,944	$84,366
Imaging	15,143	7,379
Corporate activities	129,956	114,258

Total	$217,043	$206,003

The portion of our long-lived assets maintained outside of the United States is immaterial.

Geographic Area Net Trade Revenues

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)

United States	$8,941	$8,073	$15,941	$16,629
Asia	63,068	51,452	132,072	92,516
Europe	96	17	466	17

Total	$72,105	$59,542	$148,479	$109,162

International revenues include products shipped to overseas operations of U.S. companies.

12.	Income Taxes

For the six months ended June 30, 2007, we accrued income tax using an effective tax rate of 26.9% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at June 30, 2007.

For the six months ended July 1, 2006, we accrued income tax using an effective tax rate of 8.8% of pretax income. Our tax rate differed from applicable statutory rate due to the utilization of net operating loss carry-forwards and deferred credits.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there are no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have a material effect on our financial condition, or results of operation.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that would bar Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. We believe we have meritorious claims, and we intend to pursue them vigorously.

On September 12, 2006, Unaxis filed a response to our lawsuit in which it asserted non-infringement, invalidity of our patent, inequitable conduct by Intevac, patent misuse by Intevac, and lack of jurisdiction by the Court as defenses. Additionally, Unaxis requested a declaratory judgment of patent non-infringement, invalidity and unenforceability; asserted that Intevac violated the California Business and Professional Code; requested that we be enjoined from engaging in any unfair competition; and requested that we be required to pay Unaxis’ attorney fees. We believe such claims lack merit, and we intend to defend ourselves vigorously.

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

On May 21, 2007, the Court granted Unaxis’ request to stay the litigation pending reexamination of United States Patent 6,919,001, after the U.S. Patent Office granted Unaxis’ February 27, 2007 reexamination request and issued an initial office action rejecting the claims of the patent. The Court also ordered the parties to file a joint report every 120 days to keep it informed of the reexamination status. Intevac had no input to the initial determination by the U.S. Patent Office.

On June 20, 2007, we filed a reply to the initial office action in reexamination. Our reply addresses the rejections of the original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis has the opportunity to respond, after which the U.S. Patent Office will consider both parties’ submissions. During the reexamination process, the patent remains valid.

14.	Capital Transactions

During the six-month period ending June 30, 2007, we sold stock to our employees under Intevac’s Equity Incentive and Employee Stock Purchase Plans. A total of 223,000 shares were issued under these plans, for which Intevac received $1.9 million.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2007; projected customer requirements for our new and existing products,, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue; legal proceedings; and internal controls. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2007, Form 10-Q’s and Form 8-K’s.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean system were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005, 2006 and 2007 to date. Most of the systems in backlog at June 30, 2007 are for customers where we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment for those systems.

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

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter, to 10.0% at the end of the third quarter and to 12% at the end of the fourth quarter. Similarly, as we reduced our projected level of earnings for 2007, we decreased our effective tax rate at the end of the second quarter of 2007 to 26.9% from 31.6% at the end of the first quarter of 2007.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Three Months Ended June 30, 2007 and July 1, 2006.

Net revenues

			Change Over
	Three Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$68,519	$56,465	$12,054	21%
Imaging net revenues	3,586	3,077	509	17%

Total net revenues	$72,105	$59,542	$12,563	21%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.

Equipment revenues for the three months ended June 30, 2007 included revenue recognition for twelve 200 Lean systems, and a significant quarter over quarter increase in revenue from disk equipment technology upgrades and spare parts. Revenue for the three months ended July 1, 2006 included revenue recognition of eleven 200 Lean systems and seven disk lubrication systems. We expect Equipment revenues in the second half of 2007 will be significantly lower than the comparable period of 2006, due to a slowdown in orders for new 200 Lean systems.

Imaging revenue for the three months ending June 30, 2007 consisted of $2.5 million of research and development contract revenue and $1.1 million of product sales. Revenue for the three months ended July 1, 2006 consisted of $2.7 million of contract research and development revenue and $378,000 of product sales. Product revenue included contributions from our new DeltaNu subsidiary, which was acquired on January 31, 2007. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at June 30, 2007 was $57.5 million, as compared to $125.0 million at December 31, 2006, $92.8 million at March 31, 2007 and $96.2 million at July 1, 2006. The decrease in backlog during the quarter was primarily the result of the recognition for revenue of twelve disk sputtering systems while orders for only two systems were received. Our outlook for orders for new systems over the remainder of 2007 has been negatively impacted by Western Digital’s announced acquisition of Komag and the use of legacy systems for the production of first generation perpendicular media. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.

International sales increased by 23% to $63.2 million for the three months ended June 30, 2007 from $51.5 million for the three months ended July 1, 2006. International revenues include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems, disk equipment technology upgrades and spare parts. Substantially all of our international sales are to customers in Asia. International sales constituted 88% of net revenues for the three months ended June 30, 2007 and 86% of net revenues for the three months ended July 1, 2006.

Gross margin

	Three Months Ended
	June 30,	July 1,
	2007	2006	% Change
	(In thousands, except percentages)

Equipment gross profit	$29,433	$20,528	43%
% of Equipment net revenues	43.0%	36.4%
Imaging gross profit	$1,394	$782	78%
% of Imaging net revenues	38.9%	25.4%
Total gross profit	$30,827	$21,262	45%
% of net revenues	42.8%	35.7%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended June 30, 2007 and July 1, 2006 included $120,000 and $93,000, respectively, of equity-based compensation expense.

Equipment gross margin improved 43.0% in the three months ended June 30, 2007 from 36.4% in the three months ended July 1, 2006. The increase in gross margin was due primarily to cost reduction programs and product mix. We expect the gross margin for the Equipment business in 2007 to be better than 2006, primarily as a result of continued cost reduction efforts undertaken on the 200 Lean system. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging gross margin improved to 38.9% in the three months ended June 30, 2007 from 25.4% in the three months ended June 30, 2006. The increase in gross margin resulted primarily from higher margins on development contracts and favorable adjustments related to contract closeouts. We expect Imaging gross margin in 2007 to improve over 2006, due primarily to an increase in both product revenue and revenue from fully funded research and development contracts.

Research and development

	Three Months Ended		Change Over
	July 1,	July 2,	Prior Period
	2006	2005	Amount %
	(In thousands, except percentages)

Research and development expense	$9,648	$6,290	$3,358	53%
% of net revenues	13.4%	10.6%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and Imaging products. Research and development expense for the three months ended June 30, 2007 and July 1, 2006 included $448,000 and $328,000, respectively, of equity-based compensation expense.

Research and development spending increased in Equipment during the three months ended June 30, 2007 as compared to the three months ended July 1, 2006, while spending in Imaging was flat quarter over quarter. The increase in Equipment was due primarily to spending on the development of our Lean Etchtm product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. Engineering headcount increased from 107 at July 1, 2006 to 133 at June 30, 2007. We expect that research and development spending will increase from 2006 to 2007 due primarily to expenditures related to our new semiconductor equipment product line and the addition of key engineering personnel.

Research and development expenses do not include costs of $1.4 million and $1.9 million for the three-month periods ended June 30, 2007 and July 1, 2006, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative.

			Change Over
	Three Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$7,839	$5,004	$2,835	57%
% of net revenues	10.9%	8.4%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have offices in China, Japan, Korea, Malaysia, and Singapore to support our equipment customers in Asia. Selling, general and administrative expense for the three months ended June 30, 2007 and July 1, 2006 included $748,000 and $274,000, respectively, of equity-based compensation expense.

The increase in selling, general and administrative spending in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business and legal expenses associated with the Unaxis litigation. Our selling, general and administrative headcount increased from 66 at July 1, 2006 to 95 at June 30, 2007. We expect that selling, general and administrative expenses will increase in 2007 over the amount spent in 2006 due primarily to a projected increase in costs related to customer service and support for the Equipment business, the addition of key business development and administrative personnel and increasing legal expenses.

Interest income and other, net

			Change Over
	Three Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Interest income and other, net	$1,538	$729	$809	111%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended June 30, 2007 was driven by higher interest rates on our investments and a higher average invested balance. We expect interest income and other, net to increase in from 2006 to 2007 due to a higher average level of investments.

Provision for income taxes.

			Change Over
	Three Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Provision for income taxes	$3,326	$1,364	$1,962	144%

For the three months ended June 30, 2007, we accrued income tax using an effective tax rate of 22.4% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on our projected level of earnings, the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at June 30, 2007.

For the three months ended July 1, 2006, we accrued income tax using an effective tax rate of 12.8% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

Six Months Ended June 30, 2007 and June 1, 2006.

Net revenues

			Change Over
	Six Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$140,965	$104,038	$36,927	35%
Imaging net revenues	7,514	5,124	2,390	47%

Total net revenues	$148,479	$109,162	$39,317	36%

The increase in Equipment revenue was the result of higher sales of disk sputtering systems, disk equipment technology upgrades and spare parts. We recognized revenue on twenty-five 200 Leans systems in the six months ended June 30, 2007. The increase in Imaging revenues was the result of both increased contract research and development work and a 153% increase in product sales.

International sales increased by 43% to $132.5 million for the six months ended June 30, 2007 from $92.5 million for the six months ended July 1, 2006. The increase in international sales was due to higher shipments of disk sputtering systems, disk equipment technology upgrades and spare parts to customers in Asia. International sales constituted 89% of net revenues for the six months ended June 30, 2007 and 85% of net revenues for the six months ended July 1, 2006. International revenues include products shipped to overseas operations of US companies.

Gross margin

	Six Months Ended
	June 30,	July 1,
	2007	2006	% Change
	(In thousands, except percentages)

Equipment gross profit	$60,778	$37,297	63%
% of Equipment net revenues	43.1%	35.8%
Imaging gross profit	$2,831	$1,319	115%
% of Imaging net revenues	37.7%	25.7%
Total gross profit	$63,609	$38,568	65%
% of net revenues	42.8%	35.3%

Gross margin in Equipment for the six months ended June 30, 2007 increased relative to the comparable 2006 period primarily due to cost reduction programs, increased volume and product mix. The increase in Imaging was primarily a result of higher margins on development contracts and favorable adjustments related to contract closeouts. Cost of net revenues for the six months ended June 30, 2007 and July 1, 2006 included $293,000 and $139,000, respectively, of equity-based compensation expense.

Research and development

			Change Over
	Six Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Research and development expense	$21,840	$11,851	$9,989	84%
% of net revenues	14.7%	10.9%

Research and development spending increased in both Equipment and in Imaging during the six months ended June 30, 2007 as compared to the six months ended July 1, 2006. The increase in Equipment was due primarily to spending on the development of our Lean Etchtm product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. The increase in Imaging was due primarily to spending on the development of our commercial Imaging products. Research and development spending for the six months ended June 30, 2007 and July 1, 2006 included $950,000 and $532,000, respectively of equity-based compensation expense.

Research and development expenses do not include costs of $2.9 million in both of the six-month periods ended June 30, 2007 and July 1, 2006 related to Imaging contract research and development. These expenses are included in cost of net revenues.

Selling, general and administrative

			Change Over
	Six Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$15,352	$10,118	$5,234	52%
% of net revenues	10.3%	9.3%

The increase in selling, general and administrative expense for the six months ending June 30, 2007 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business, legal expenses associated with the Unaxis litigation and provisions for employee profit sharing and bonus plans. Included in selling, general and administrative spending for the six months ended June 30, 2007 and July 1, 2006 was $1,427,000 and $452,000, respectively, of equity-based compensation expense.

Interest income and other, net

			Change Over
	Six Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Interest income and other, net	$2,858	$1,327	$1,531	115%

Interest income and other, net in both 2007 and 2006 consisted primarily of interest and dividend income on investments. The increase in the six months ended June 30, 2007 was the driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes.

			Change Over
	Six Months Ended		Prior Period
	June 30,	July 1,
	2007	2006	Amount %
	(In thousands, except percentages)

Provision for income taxes	$7,878	$1,582	$6,296	398%

For the six months ended June 30, 2007, we accrued income tax using an effective tax rate of 26.9% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

For the six months ended July 1, 2006, we accrued income tax using an effective tax rate of 8.8% of pretax income.

Stock-Based Compensation

During the three and six months ended June 30, 2007, we recorded stock-based compensation expense related to stock options of $1.2 million and $2.3 million respectively. As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $8.7 million and will be recognized over an estimated weighted average amortization period of 1.6 years.

The compensation cost associated with the employee stock purchase plan for the three and six months ended June 30, 2007 was $214,000 and $427,000 respectively. There were 39,069 shares purchased under the employee stock purchase plan during the six months ended June 30, 2007.

Approximately $72,000 and $69,000 of stock-based compensation was capitalized as inventory at June 30, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources

During the first six months of 2007, cash and cash equivalents decreased by $9.0 million, from $39.4 million at December 31, 2006 to $30.4 million as of June 30, 2007.

Operating activities provided cash of $17.2 million during the six months ended June 30, 2007. The cash provided from operating activities was due primarily to net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to a decrease in inventories. This was partially offset by decreases in customer advances and accrued payroll. Accounts receivable totaled $39.0 million at June 30, 2007, compared to $39.9 million at December 31, 2006, a decrease of $0.9 million. Net inventories decreased by $10.0 million during the six months ended June 30, 2007 due to a reduction in material receipts and production levels in anticipation of a slower second half of 2007. Accounts payable decreased $6.2 million to $9.8 million at June 30, 2007. The decrease was a result of the lower level of material receipts in the quarter. Accrued payroll and related liabilities decreased by $3.2 million during the six months ended June 30, 2007 due primarily to bonuses and profit sharing payments. Other accrued liabilities totaled $7.5 million at June 30, 2007 compared to $6.6 million at December 31, 2006. The increase of $0.9 million is due primarily to income tax accruals. Customer advances decreased by $10.9 million during the six months ended June 30, 2007, due to the number of systems shipped and accepted during the first six months of the year.

Investing activities in the first six months of 2007 used cash of $32.7 million. Purchases of investments, net of proceeds from sales and maturities, totaled $23.5 million and our acquisition of DeltaNu, LLC used cash of $5.8 million during the first half of 2007. Capital expenditures for the six months ended June 30, 2007 were $3.4 million.

Financing activities provided cash of $6.4 million during the six months ended June 30, 2007 due primarily to the issuance of $3.8 million in notes payable related to the acquisition of DeltaNu, LLC. We also sold $1.9 million of Intevac common stock to our employees through our employee benefit plans and recognized $767,000 in tax benefits from equity-based compensation.

We have generated operating income for the last two years, after incurring annual operating losses from 1998 through 2004. We expect our Equipment business to be profitable again in 2007. We also expect to continue to invest in Imaging during 2007, but with lower losses than in 2006.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $7.0 million in capital expenditures during the remainder of 2007.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of June 30, 2007 are shown in the table below.

	Payments Due by Period
	Total	< 1 Year	1 3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$11,108	$2,244	$4,659	$4,063	$142
Purchase obligations	9,204	9,204	—	—	—

Total	$20,312	$11,448	$4,659	$4,063	$142

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at June 30, 2007.

						Fair
	2007	2008	2009	Beyond	Total	Value

Cash equivalents Fixed rate amounts	$13,894	—	—	—	$13,894	$13,894
Weighted-average rate	5.28%
Variable rate amounts	$5,434	—	—	—	$5,434	$5,434
Weighted-average rate	5.23%
Short-term investments Fixed rate amounts	$74,993	—	—	—	$74,993	$74,993
Weighted-average rate	5.24%
Long-term investments Fixed rate amounts	—	$6,000	$6,000	—	$12,000	$11,990
Weighted-average rate		5.23%	5.29%
Total investment portfolio	$94,321	$6,000	$6,000	—	$106,321	$106,311

Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At June 30, 2007, we had no foreign currency forward exchange contracts.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 30, 2007, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Infringement Complaint against Unaxis

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that would bar Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. We believe we have meritorious claims, and we intend to pursue them vigorously.

On September 12, 2006, Unaxis filed a response to our lawsuit in which it asserted non-infringement, invalidity of our patent, inequitable conduct by Intevac, patent misuse by Intevac, and lack of jurisdiction by the Court as defenses. Additionally, Unaxis requested a declaratory judgment of patent non-infringement, invalidity and unenforceability; asserted that Intevac violated the California Business and Professional Code; requested that we be enjoined from engaging in any unfair competition; and requested that we be required to pay Unaxis’ attorney fees. We believe such claims lack merit, and we intend to defend ourselves vigorously.

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

On May 21, 2007, the Court granted Unaxis’ request to stay the litigation pending reexamination of United States Patent 6,919,001, after the U.S. Patent Office granted Unaxis’ February 27, 2007 reexamination request and issued an initial office action rejecting the claims of the patent. The Court also ordered the parties to file a joint report every 120 days to keep it informed of the reexamination status. Intevac had no input to the initial determination by the U.S. Patent Office.

On June 20, 2007, we filed a reply to the initial office action in reexamination. Our reply addresses the rejections of the original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis has the opportunity to respond, after which the U.S. Patent Office will consider both parties’ submissions. During the reexamination process, the patent remains valid.

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

The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered and scheduled for delivery in 2007 is lower than the number of systems delivered in 2006, which may indicate a slowing in the cycle or a downturn in the market. We cannot predict with any certainty when these cycles will begin and end.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2006, one of our customers accounted for 52% of our revenues, and three customers in the aggregate accounted for 93% of our revenues. The same three customers, in the aggregate, accounted for 86% of our net accounts receivable at December 31, 2006. During 2006, Seagate acquired Maxtor, and in June 2007, Western Digital announced the acquisition of Komag. This consolidation in the industry limits the potential customers for our products. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2006 revenues ranged between $49.6 million in the first quarter and $95.9 million in the fourth quarter. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last 10 quarters, our revenues per quarter have fluctuated between $10.6 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (41%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

We are making a substantial investment to develop our new Lean Etch system for semiconductor manufacturing. We spent a substantial portion of our research and development costs on this new product in 2006 and expect to increase our level of spending on this project in 2007. Intevac has not developed or sold products for this market previously. Failure to correctly assess the size of the market, to successfully develop a cost effective product to address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

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

The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of our company and numerous product presentations and demonstrations for our prospective customers. Our sales process for these systems also commonly includes production of samples, customization of our product and installation of evaluation systems in the factories of our prospective customers. We do not enter into long-term contracts with our customers and therefore until an order is actually submitted by a customer there is no binding commitment to purchase our systems.

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

Our sales of equipment products are dependent on substantial capital investment by our customers, far in excess of the cost of our products.

Our customers must make extremely large capital expenditures in order to purchase our systems and other related equipment and facilities. These costs are far in excess of the cost of our systems alone. The magnitude of such capital expenditures requires that our customers have access to large amounts of capital and that they be willing to invest that capital over long periods of time to be able to purchase our equipment. The magnetic disk and semiconductor manufacturing industries have made significant additions to their production capacity in the last few years. Our customers may not be willing or able to continue this level of capital investment, especially during a downturn in the overall economy, the hard disk drive industry, or the semiconductor industry.

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $14.69 per share to a high of $30.57 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Our effective tax rate in both 2006 and 2005 was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits. We are currently projecting an effective tax rate of 26.9% for 2007.

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

Our U.S. operations are primarily located in Santa Clara, California and Fremont, California, where the cost of living and recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with similar industries, such as the semiconductor industry, for the same pool of skilled employees. If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

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

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay a change in control, which could negatively impact the value of our common stock by discouraging a favorable merger or acquisition of us.

Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares, without any further vote or action by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares. In addition, provisions of Delaware law and our bylaws could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

We could be involved in litigation

From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in July 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. alleging infringement by Unaxis of a patent relating to our 200 Lean system. See Part II, Item 1 of this Form 10-Q for further information regarding this lawsuit. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security-Holders

Our annual meeting of shareholders was held May 15, 2007. The following actions were taken at this meeting:

					Abstentions
		Affirmative	Negative	Votes	and Broker
		Votes	Votes	Withheld	Non-Votes

(a)	Election of Directors
	Norman H. Pond	17,711,149	—	1,578,154	2,093,525
	Kevin Fairbairn	18,338,660	—	950,643	2,093,525
	David S. Dury	18,341,787	—	947,516	2,093,525
	Stanley J. Hill	18,341,787	—	947,516	2,093,525
	Robert Lemos	17,829,673	—	1,459,630	2,093,525
	Ping Yang	17,829,573	—	1,459,730	2,093,525
(b)	Proposal to approve the reincorporation of the Company from California to Delaware by means of a merger with and into a wholly owned Delaware subsidiary	14,734,284	1,621,571	—	2,933,448
(c)	Proposal to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 900,000 shares	12,846,633	3,431,595	—	3,011,075
(d)	Ratification of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2007	19,230,987	50,988	—	7,328

Item 5.	Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 9, 2007	By: /s/ KEVIN FAIRBAIRN Kevin Fairbairn President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2007	By: /s/ CHARLES B. EDDY III Charles B. Eddy III Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to U.S.C. 1350 adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002