Form 10-Q
period 2007-09-29
INTEVAC INC
filed 2007-11-08
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 2, 2007, 21, 574,832 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$34,412	$39,440
Short term investments	98,490	55,595
Trade and other accounts receivable, net of allowances of $67 and $143 at September 29, 2007 and December 31, 2006	18,553	39,927
Inventories	16,394	37,942
Prepaid expenses and other current assets	2,099	2,506
Deferred tax assets	4,100	3,269

Total current assets	174,048	178,679
Property, plant and equipment, net	14,929	13,546
Long term investments	14,000	8,000
Investment in 601 California Avenue LLC	2,431	2,431
Goodwill	5,434	—
Other intangible assets, net of amortization of $173	227	—
Deferred income taxes and other long term assets	3,328	3,347

Total assets	$214,397	$206,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,968	$—
Accounts payable	5,468	15,994
Accrued payroll and related liabilities	9,238	11,769
Other accrued liabilities	5,868	6,612
Customer advances	6,017	26,243

Total current liabilities	28,559	60,618
Other long-term liabilities	622	1,075
Long-term notes payable	1,875	—
Shareholders’ equity:
Common stock and capital in excess of par value	103,085	99,468
Additional paid in capital	12,880	7,319
Accumulated other comprehensive income	446	354
Retained earnings	66,930	37,169

Total shareholders’ equity	183,341	144,310

Total liabilities and shareholders’ equity	$214,397	$206,003

Note:  Amounts as of December 31, 2006 are derived from the December 31, 2006 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$46,082	$52,089	$189,278	$157,006
Technology development	4,522	2,740	9,805	6,985

Total net revenues	50,604	54,829	199,083	163,991
Cost of net revenues:
Systems and components	23,183	29,755	105,120	96,933
Technology development	2,425	1,673	5,315	4,534
Inventory provisions	381	121	424	676

Total cost of net revenues	25,989	31,549	110,859	102,143

Gross profit	24,615	23,280	88,224	61,848
Operating expenses:
Research and development	9,437	8,571	31,277	20,422
Selling, general and administrative	7,062	5,565	22,414	15,683

Total operating expenses	16,499	14,136	53,691	36,105

Operating profit	8,116	9,144	34,533	25,743
Interest income and other, net	1,797	1,113	4,655	2,440

Income before income taxes	9,913	10,257	39,188	28,183
Provision for income taxes	1,549	1,244	9,427	2,826

Net income	$8,364	$9,013	29,761	25,357

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	82	(6)	92	57

Total comprehensive income	$8,446	$9,007	$29,853	$25,414

Basic income per share:
Net income	$0.39	$0.43	$1.39	$1.21
Shares used in per share amounts	21,519	21,082	21,403	20,967
Diluted income per share:
Net income	$0.38	$0.41	$1.34	$1.16
Shares used in per share amounts	22,130	21,899	22,155	21,888

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Sept. 29,	Sept. 30,
	2007	2006
	(Unaudited)
	(In thousands)

Operating activities
Net income	$29,761	$25,357
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,242	1,881
Inventory provisions	424	676
Equity-based compensation	4,608	2,119
Loss on disposal of equipment	—	30
Changes in operating assets and liabilities	7,537	12,311

Total adjustments	15,811	17,017

Net cash and cash equivalents provided by operating activities	45,572	42,374
Investing activities
Purchases of investments	(111,571)	(135,275)
Proceeds from maturities of investments	62,700	89,925
Acquisition of DeltaNu LLC, net of cash acquired	(5,803)	—
Purchases of leasehold improvements and equipment	(4,366)	(5,462)

Net cash and cash equivalents used in investing activities	(59,040)	(50,812)
Financing activities
Net proceeds from issuance of common stock	3,591	3,028
Issuance of notes payable	3,843	—
Tax benefit from equity-based compensation	953	—

Net cash and cash equivalents provided by financing activities	8,387	3,028
Effect of exchange rate changes on cash	53	45

Net decrease in cash and cash equivalents	(5,028)	(5,365)
Cash and cash equivalents at beginning of period	39,440	15,255

Cash and cash equivalents at end of period	$34,412	$9,890

Supplemental Schedule of Cash Flow Information
Cash paid for:
Income taxes	$8,044	$4,222

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

Our Imaging business develops, manufactures and markets leading-edge, high-sensitivity imaging products and miniature Raman instruments. We provide sensors, cameras and systems for military applications such as night vision and long-range target identification and we provide cameras and Raman spectrometers to the industrial, physical science and life science markets.

Most of our revenue is derived from our Equipment business, and we expect that the majority of our revenues for at least the next several years will continue to be derived from our Equipment business.

The financial information at September 29, 2007 and for the three- and nine-month periods ended September 29, 2007 and September 30, 2006 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The results for the three- and nine-month periods ended September 29, 2007 are not considered indicative of the results to be expected for any future period or for the entire year.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories are priced using average actual costs, which approximate cost under the first-in, first-out method and are stated at the lower of cost or market. Inventories consist of the following:

	September 29,	December 31,
	2007	2006
	(In thousands)

Raw materials	$11,935	$19,906
Work-in-progress	3,858	12,271
Finished goods	601	5,765

	$16,394	$37,942

Finished goods inventory consists primarily of completed systems awaiting shipment to customer sites for installation and acceptance testing.

Inventory reserves included in the above numbers were $7.6 million and $9.1 million at September 29, 2007 and December 31, 2006, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity in the inventory provision account for the nine-month periods ending September 29, 2007 and September 30, 2006:

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)

Beginning balance	$9,128	$10,988
New provisions in cost of sales	424	676
New provisions for refurbishment of consigned products	89	7
Disposals of inventory	(2,070)	(2,873)
Miscellaneous adjustments	78	(42)

Ending balance	$7,649	$8,756

5.	Stock-Based Compensation

At September 29, 2007, we had stock-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Our shareholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of the grant. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to 5 years. Options currently expire no later than ten years from the date of grant. During the nine months ended September 29, 2007, we granted 618,550 stock options with an estimated total grant-date fair value of $6.3 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $1.4 million.

The ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the nine months ended September 29, 2007, we granted purchase rights with an estimated total grant-date value of $2.0 million.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

The effect of recording stock-based compensation for the three- and nine-month periods ended September 29, 2007 and September 30, 2006 was as follows:

			Nine Months
	Three Months Ended		Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Stock-based compensation by type of award:
Stock options	$1,677	$791	$3,991	$1,687
Employee stock purchase plan	191	148	619	432
Amounts capitalized as inventory	(32)	(61)	(105)	(85)

Total stock-based compensation expense	1,836	878	4,505	2,034
Tax effect on stock-based compensation expense	(285)	(106)	(1,081)	(203)

Net effect on net income	$1,551	$772	$3,424	$1,831

Effect on earnings per share:
Basic	$0.07	$0.04	$0.16	$0.09
Diluted	$0.07	$0.04	$0.15	$0.08

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

The weighted-average estimated value of employee stock options granted during the three months ended September 29, 2007 and September 30, 2006 was $9.01 per share and $9.77 per share, respectively. The weighted-average estimated value of employee stock options granted during the nine months ended September 29, 2007 and September 30, 2006 was $10.24 per share and $11.05 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended September 29, 2007 and September 30, 2006 was $8.24 and $9.94 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the nine months ended September 29, 2007 and September 30, 2006 was $8.23 and $9.68 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Stock Options:
Expected volatility	66.51%	72.34%	66.91%	74.82%
Risk free interest rate	4.13%	4.54%	4.26%	4.69%
Expected term of options (in years)	4.51	4.55	4.49	4.73
Dividend yield	None	None	None	None

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Nine Months
	Three Months Ended		Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Stock Purchase Rights:
Expected volatility	63.14%	59.12%	63.15%	59.25%
Risk free interest rate	3.92%	4.67%	3.94%	4.67%
Expected term of options (in years)	2.00	2.00	1.97	1.92
Dividend yield	None	None	None	None

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

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2006	2,354,215	$11.47	7.93	$34,107,462
Options granted	618,550	$18.25
Options forfeited	(163,858)	$16.25
Options exercised	(273,794)	$8.10
Options outstanding at September 29, 2007	2,535,113	$13.18	7.85	$9,156,996
Vested and expected to vest at September 29, 2007	2,156,082	$12.72	7.68	$8,522,932
Options exercisable at September 29, 2007	913,384	$9.06	6.23	$6,023,691
Available to grant at September 29, 2007	731,678

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $15.20 as of September 28, 2007, which would have been received by the option holders had all options holders exercised their options as of that date.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 29, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $11.0 million and will be recognized over an estimated weighted average recognition period of 1.8 years. The recognition period is based on the vesting periods of the options.

2003 Employee Stock Purchase Plan

During the nine months ended September 29, 2007, 90,018 shares were purchased at an average per share price of $15.27. At September 29, 2007, there were 297,919 shares available to be issued under the ESPP.

As of September 29, 2007, the unrecorded deferred stock-based compensation balance related to purchase rights was $1.8 million and will be recognized over an estimated weighted average recognition period of 1.2 years. The recognition period is based on the expected term of the purchase right, which is defined as the period from grant date to expiration of the offering period.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. We use estimated repair or replacement costs along with our historical warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. We also provide for estimated retrofit costs, which typically relate to design changes or improvements we identify. On a case-by-case basis, we determine whether or not to retrofit systems in the field at no charge to the customer.

On the condensed consolidated balance sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statement of income.

The following table displays the activity in the warranty provision account for the three- and nine-month periods ending September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
		(In thousands)

Beginning balance	$4,558	$4,044	$5,283	$3,399
Expenditures incurred under warranties	(983)	(776)	(3,406)	(2,619)
Accruals for product warranties issued during the reporting period	243	888	1,990	2,974
Adjustments to previously existing warranty accruals	17	(20)	(32)	382

Ending balance	$3,835	$4,136	$3,835	$4,136

The following table displays the balance sheet classification of the warranty provision account at September 29, 2007 and at December 31, 2006:

	September 29,	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities	$3,213	$4,208
Other long-term liabilities	622	1,075

Total warranty provision	$3,835	$5,283

8.	Guarantees

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

9.  Cash, Cash Equivalents and Investments

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

	September 29,	December 31,
	2007	2006
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$19,000	$8,000
Auction rate securities	81,750	53,595
Corporate debt securities	11,740	2,000

Total investments in debt securities	$112,490	$63,595

Short-term investments	$98,490	$55,595
Long-term investments	14,000	8,000

Total investments in debt securities	$112,490	$63,595

Approximate fair value of investments in debt securities	$112,504	$63,585

The change in the fair value of our investments from the principal amount is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at September 29, 2007.

Cash and cash equivalents represent cash accounts, money market funds and investments with a duration of 90 days or less at purchase. Cash balances held in foreign bank accounts totaled $2.8 million and $1.6 million at September 29, 2007 and December 31, 2006, respectively. Included in accounts payable is $1.7 million and $2.4 million of book overdraft at September 29, 2007 and December 31, 2006, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Net Income Per Share

The following table sets forth the data used in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
		(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$8,364	$9,013	$29,761	$25,357

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,519	21,082	21,403	20,967
Effect of dilutive securities:
Employee stock options(1)	611	817	752	921

Dilutive potential common shares	611	817	752	921

Denominator for diluted earnings per share — adjusted	22,130	21,899	22,155	21,888

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 29, 2007 and September 30, 2006 was 1,151,016 and 566,079, respectively, and the number of employee stock options excluded for the nine-month periods ended September 29, 2007 and September 30, 2006 and was 619,884 and 319,786, respectively.

11.	Segment Reporting

We have two reportable operating segments: Equipment and Imaging. Our reportable segments are business units that offer different products and are each managed separately, under the direction of our Chief Executive Officer. Our Equipment business designs, manufactures, markets and services capital equipment used in the sputtering, or deposition, of highly engineered thin-films of material onto magnetic disks, which are used in hard disk drives. The Equipment business is also developing products for semiconductor manufacturing. In July 2007 we announced our new “Lean Etch” semiconductor manufacturing system for the dielectric etch market. Our Imaging business, which includes the acquisition of DeltaNu, develops, manufactures and markets leading-edge, high-sensitivity imaging products and miniature Raman instruments. We provide sensors, cameras and systems for military applications such as night vision and long-range target identification and we provide cameras and Raman spectrometers to the industrial, physical science and life science markets.

Included in corporate activities are general corporate expenses, less an allocation of corporate expenses to operating units equal to 3% of net revenues. Assets of corporate activities include unallocated cash and short-term investments, deferred income tax assets and other assets.

Segment Profit or Loss and Segment Assets

We evaluate performance and allocate resources based on a number of factors including profit or loss from operations and future revenue potential. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
		(In thousands)

Equipment	$44,920	$51,625	$185,885	$155,663
Imaging	5,684	3,204	13,198	8,328

Total	$50,604	$54,829	$199,083	$163,991

Business Segment Profit & Loss

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
		(In thousands)

Equipment	$8,477	$9,833	$39,308	$29,287
Imaging	35	(673)	(3,080)	(3,701)
Corporate activities	(396)	(16)	(1,695)	157

Operating income	8,116	9,144	34,533	25,743
Interest income and other, net	1,797	1,113	4,655	2,440

Income before income taxes	$9,913	$10,257	$39,188	$28,183

Business Segment Assets

	September 29,	December 31,
	2007	2006
	(In thousands)

Equipment	$38,281	$84,366
Imaging	17,453	7,379
Corporate activities	158,663	114,258

Total	$214,397	$206,003

Geographic Area Net Trade Revenues

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept.29,	Sept. 30,
	2007	2006	2007	2006
		(In thousands)

United States	$15,558	$5,665	$31,460	$22,294
Asia	34,692	48,937	166,764	141,453
Europe	350	227	816	244
Rest of World	4	—	43	—

Total	$50,604	$54,829	$199,083	$163,991

12.	Income Taxes

For the nine months ended September 29, 2007, we accrued income tax using an effective tax rate of 24.0% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at September 29, 2007.

For the nine months ended September 30, 2006, we accrued income tax using an effective tax rate of 10.0% of pretax income. Our tax rate differed from applicable statutory rate due primarily to the utilization of net operating loss carry-forwards and deferred credits.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 21, 2007, the Court granted Unaxis’ request to stay the litigation pending reexamination of our United States Patent 6,919,001, after the U.S. Patent Office granted Unaxis’ February 27, 2007 reexamination request and issued an initial office action rejecting the claims of the patent. The Court also ordered the parties to file a joint report every 120 days to keep it appraised of the reexamination status. Intevac had no input to the initial office action determination by the U.S. Patent Office.

On June 20, 2007, we filed a reply to the initial office action reexamination. Our reply addresses the office action’s rejections of the patent’s original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis has the opportunity to respond, after which the U.S. Patent Office will consider both parties’ submissions. During the reexamination process, the patent remains valid.

14.	Capital Transactions

During the nine-month period ending September 29, 2007, we sold stock to our employees under Intevac’s Stock Option and Employee Stock Purchase Plans. A total of 363,000 shares were issued under these plans, for which Intevac received $3.6 million.

15.	Financial Presentation

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2007 presentation. The reclassifications had no effect on total assets, liabilities, equity, revenue, net income or comprehensive income as previously reported.

16.	Subsequent Events

On October 29, 2007 we signed a definitive asset purchase agreement to acquire Creative Display Systems, LLC (“CDS”), a Carlsbad, California company that specializes in high-performance micro-display products for near-eye and portable applications in defense and commercial markets. CDS will be operated as a division of Intevac based in Carlsbad, California. The transaction, which is subject to certain closing conditions, is anticipated to close within 30 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2007; projected customer requirements for our new and existing products, and when, and if, our customers will place orders for these products; Imaging’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue; legal proceedings; and internal controls. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2007, Form 10-Q’s and Form 8-K’s.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean System were recognized for revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005, 2006 and 2007 to date. The system in backlog at September 29, 2007 is for a customer where we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment for this system.

In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.

Revenue from technology upgrades, spare parts, consumables and products built by the Imaging business are typically recognized when title passes to our customer. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, we recognize revenue for the fair market value of the parts upon shipment and transfer of title, and recognize revenue for the fair market value of installation services when those services are completed.

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

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings increased throughout 2006, we increased the annual effective tax rate from 3.0% at the end of the first quarter, to 8.8% at the end of the second quarter, to 10.0% at the end of the third quarter and to 12% at the end of the fourth quarter. Similarly, as we reduced our projected level of earnings for 2007, we decreased our effective tax rate at the end of the third quarter of 2007 to 24.0% from 26.9% at the end of the second quarter of 2007 and from 31.6% at the end of the first quarter of 2007.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Three Months Ended September 29, 2007 and September 30, 2006.

Net revenues

			Change over
	Three Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$44,920	$51,625	$(6,705)	(13)%
Imaging net revenues	5,684	3,204	2,480	77%

Total net revenues	$50,604	$54,829	$(4,225)	(8)%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.

Equipment revenues for the three months ended September 29, 2007 included revenue recognition for four 200 Lean systems and a significant quarter over quarter increase in revenue from disk equipment technology upgrades and spare parts. Revenue for the three months ended September 30, 2006 included revenue recognition of nine 200 Lean systems and three disk lubrication systems. We expect Equipment revenues in the fourth quarter of 2007 will be significantly lower than the comparable period of 2006, due primarily to a slowdown in orders for new 200 Lean systems. Additionally, shipments of disk equipment technology upgrades are expected to decline relative to the third quarter. We have limited visibility into 2008.

Imaging revenue for the three months ending September 29, 2007 consisted of $4.5 million of research and development contract revenue and $1.2 million of product sales. Revenue for the three months ended September 30, 2006 consisted of $2.7 million of contract research and development revenue and $465,000 of product sales. Product revenue included contributions from our new DeltaNu subsidiary, which was acquired on January 31, 2007. Substantial growth in future Imaging revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at September 29, 2007 was $31.2 million, as compared to $57.5 million at June 30, 2007 and $129.7 million at September 30, 2006. Backlog as of September 29, 2007 includes one 200 Lean system, as compared to four on June 30, 2007 and twenty-four on September 30, 2006. Our outlook for orders for new systems in the second half of 2007 has been negatively impacted by Western Digital’s announced acquisition of Komag and the decision of one of our customers to use legacy systems for the production of first generation perpendicular media. We include in backlog the value of purchase orders for our products that have scheduled delivery dates. We do not recognize revenue on this backlog until we have met the criteria contained in our revenue recognition policy, including customer acceptance of newly developed systems.

International sales decreased by 29% to $35.0 million for the three months ended September 29, 2007 from $49.2 million for the three months ended September 30, 2006. International revenues include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in Asia. International sales constituted 69% of net revenues for the three months ended September 29, 2007 and 90% of net revenues for the three months ended September 30, 2006.

Gross margin

	Three Months Ended
	Sept. 29,	Sept. 30,
	2007	2006	% Change
	(In thousands, except percentages)

Equipment gross profit	$21,988	$21,916	0%
% of Equipment net revenues	48.9%	42.5%
Imaging gross profit	$2,529	$1,316	92%
% of Imaging net revenues	44.5%	41.1%
Total gross profit	$24,615	$23,280	6%
% of net revenues	48.6%	42.5%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended September 29, 2007 and September 30, 2006 included $168,000 and $70,000, respectively, of equity-based compensation expense.

Equipment gross margin improved to 48.9% in the three months ended September 29, 2007 from 42.5% in the three months ended September 30, 2006. The increase in gross margin was due primarily to cost reduction programs and product mix. We expect the gross margin for the Equipment business in the fourth quarter of 2007 to be lower than in the third quarter and the comparable quarter of 2006, primarily as a result of lower revenue. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging gross margin improved to 44.5% in the three months ended September 29, 2007 from 41.1% in the three months ended September 30, 2006. The increase in gross margin resulted primarily from higher margins on development contracts, favorable adjustments related to contract closeouts and contributions from our DeltaNu subsidiary. We expect Imaging gross margin in the fourth quarter of 2007 will be higher than in the fourth quarter of 2006, but lower than in the third quarter due primarily due the elimination of one-time adjustments recognized in the three months ended September 29, 2007.

Research and development

			Change over
	Three Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Research and development expense	$9,437	$8,571	$866	10%
% of net revenues	18.6%	15.6%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and Imaging products. Research and development expense for the three months ended September 29, 2007 and September 30, 2006 included $556,000 and $376,000, respectively, of equity-based compensation expense.

Research and development spending increased in Equipment during the three months ended September 29, 2007 as compared to the three months ended September 30, 2006, while spending in Imaging declined quarter over quarter. The increase in Equipment was due primarily to spending on the development of our Lean EtchTM product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. Engineering headcount increased from 115 at September 30, 2006 to 135 at September 29, 2007. We expect that research and development spending in the fourth quarter of 2007 will be at approximately the same level as incurred in the third quarter.

Research and development expenses do not include costs of $2.4 million and $1.7 million for the three-month periods ended September 29, 2007 and September 30, 2006, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

			Change over
	Three Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$7,062	$5,565	$1,497	27%
% of net revenues	14.0%	10.1%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have offices in China, Japan, Korea, Malaysia, and Singapore to support our equipment customers in Asia. Selling, general and administrative expense for the three months ended September 29, 2007 and September 30, 2006 included $1,112,000 and $432,000, respectively, of equity-based compensation expense.

The increase in selling, general and administrative spending in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 was primarily the result of increases in costs related to business development, customer service and support in both the Equipment and Imaging businesses and higher equity-based compensation expense. Our selling, general and administrative headcount increased from 71 at September 30, 2006 to 97 at September 29, 2007. We expect that selling, general and administrative expenses will be lower in the fourth quarter of 2007 due primarily to lower provisions for employee profit-sharing and bonus plans, as a result of our decreased profits.

Interest income and other, net

			Change over
	Three Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Interest income and other, net	$1,797	$1,113	$684	61%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended September 29, 2007 was driven by higher interest rates on our investments and a higher average invested balance. We expect this trend to continue in the fourth quarter of 2007, resulting in increased interest income and other, net over the fourth quarter of 2006.

Provision for income taxes

			Change over
	Three Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Provision for income taxes	$1,549	$1,244	$305	25%

For the three months ended September 29, 2007, we accrued income tax using an effective tax rate of 15.5% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on our projected level of earnings, the availability of tax credits and the geographic composition of our worldwide earnings. Our deferred tax asset is partially offset by a valuation allowance, resulting in a net deferred tax asset of $5.4 million at September 29, 2007.

For the three months ended September 30, 2006, we accrued income tax using an effective tax rate of 12.1% of pretax income. Our tax rate differs from the applicable statutory rates due to the utilization of net operating loss carry-forwards and deferred credits.

Nine Months Ended September 29, 2007 and September 30, 2006

Net revenues

			Change over
	Nine Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$185,885	$155,663	$30,222	19%
Imaging net revenues	13,198	8,328	4,870	58%

Total net revenues	$199,083	$163,991	$35,092	21%

The increase in Equipment revenue was the result of higher sales of disk equipment technology upgrades and spare parts. We recognized revenue on twenty-nine 200 Leans systems in both the nine-month periods ended September 29, 2007 and September 30, 2006. The increase in Imaging revenues was the result of both increased contract research and development work and a 153% increase in product sales, partly attributable to our acquisition of DeltaNu in the first quarter of 2007.

International sales increased by 18% to $167.6 million for the nine months ended September 29, 2007 from $141.7 million for the nine months ended September 30, 2006. The increase in international sales was due to higher shipments of disk equipment technology upgrades and spare parts to customers in Asia. International sales constituted 84% of net revenues for the nine months ended September 29, 2007 and 86% of net revenues for the nine months ended September 30, 2006. International revenues include products shipped to overseas operations of US companies.

Gross margin

	Nine Months Ended
	Sept. 29,	Sept. 30,
	2007	2006	% Change
	(In thousands, except percentages)

Equipment gross profit	$82,842	$59,213	40%
% of Equipment net revenues	44.6%	38.0%
Imaging gross profit	$5,382	$2,635	104%
% of Imaging net revenues	40.8%	31.6%
Total gross profit	$88,224	$61,848	43%
% of net revenues	44.3%	37.7%

Gross margin in Equipment for the nine months ended September 29, 2007 increased relative to the comparable 2006 period primarily due to cost reduction programs, increased volume and product mix. The increase in Imaging was primarily a result of higher margins on development contracts, favorable adjustments related to contract closeouts and increased product sales. Cost of net revenues for the nine months ended September 29, 2007 and September 30, 2006 included $460,000 and $242,000, respectively, of equity-based compensation expense.

Research and development

			Change over
	Nine Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Research and development expense	$31,277	$20,422	$10,855	53%
% of net revenues	15.7%	12.5%

Research and development spending increased in Equipment and was essentially flat in Imaging during the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006. The increase in Equipment was due primarily to spending on the development of our Lean EtchTM product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. Research and development spending for the nine months ended September 29, 2007 and September 30, 2006 included $1,506,000 and $908,000, respectively of equity-based compensation expense.

Research and development expenses do not include costs of $5.3 million and $4.5 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

			Change over
	Nine Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Selling, general and administrative expense	$22,414	$15,683	$6,731	43%
% of net revenues	11.3%	9.6%

The increase in selling, general and administrative expense for the nine months ending September 29, 2007 was primarily the result of increases in costs related to business development, customer service and support in both the Equipment and Imaging businesses and legal expenses associated with the Unaxis litigation. Included in selling, general and administrative spending for the nine months ended September 29, 2007 and September 30, 2006 was $2,539,000 and $883,000, respectively, of equity-based compensation expense.

Interest income and other, net

			Change over
	Nine Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Interest income and other, net	$4,655	$2,440	$2,215	91%

Interest income and other, net in both 2007 and 2006 consisted primarily of interest and dividend income on investments. The increase in the nine months ended September 29, 2007 was the driven by higher interest rates on our investments and a higher average invested balance.

Provision for income taxes

			Change over
	Nine Months Ended		Prior Period
	Sept. 29,	Sept. 30,
	2007	2006	Amount %
	(In thousands, except percentages)

Provision for income taxes	$9,427	$2,826	$6,601	234%

For the nine months ended September 29, 2007, we accrued income tax using an effective tax rate of 24.0% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Our effective tax rate is highly dependent on our projected level of earnings, the availability of tax credits and the geographic composition of our worldwide earnings.

For the nine months ended September 30, 2006, we accrued income tax using an effective tax rate of 10.0% of pretax income.

Stock-Based Compensation

During the three and nine months ended September 29, 2007, we recorded stock-based compensation expense related to stock options of $1.7 million and $4.0 million, respectively. As of September 29, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $11.0 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

The compensation cost associated with the employee stock purchase plan for the three and nine months ended September 29, 2007 was $191,000 and $619,000, respectively. There were 90,018 shares purchased under the employee stock purchase plan during the nine months ended September 29, 2007.

Approximately $105,000 and $69,000 of stock-based compensation was capitalized as inventory at September 29, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources

During the first nine months of 2007, cash and cash equivalents decreased by $5.0 million, from $39.4 million at December 31, 2006 to $34.4 million as of September 29, 2007.

Operating activities provided cash of $45.6 million during the nine months ended September 29, 2007. The cash provided from operating activities was due primarily to net income, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to decreases in accounts receivable and inventories. This was partially offset by decreases in accounts payable, customer advances and accrued payroll. Accounts receivable totaled $18.0 million at September 29, 2007, compared to $39.9 million at December 31, 2006, a decrease of $21.9 million. This was due to collections of $65 million during the three months ended September 29, 2007 and lower billings resulting from a reduction in sales compared to the first two quarters of 2007. Net inventories decreased by $21.5 million during the nine months ended September 29, 2007 due to a reduction in material receipts and production levels in anticipation of a slower second half of 2007. Accounts payable decreased $10.5 million to $5.5 million at September 29, 2007. The decrease was a result of the lower level of material receipts in the quarter. Accrued payroll and related liabilities decreased by $2.5 million during the nine months ended September 29, 2007 due primarily to bonuses and profit sharing payments. Other accrued liabilities totaled $5.8 million at September 29, 2007 compared to $6.6 million at December 31, 2006. The decrease of $0.8 million is due to a reduction in accrued warranty, partially offset by an increase in income tax accruals. Customer advances decreased by $20.2 million during the nine months ended September 29, 2007, due to the number of systems shipped and accepted during the first nine months of the year.

Investing activities in the first nine months of 2007 used cash of $59.0 million. Purchases of investments, net of proceeds from sales and maturities, totaled $48.9 million and our acquisition of DeltaNu, LLC used cash of $5.8 million during the first three quarters of 2007. Capital expenditures for the nine months ended September 29, 2007 were $4.4 million.

Financing activities provided cash of $8.4 million during the nine months ended September 29, 2007 due in part to the issuance of $3.8 million in notes payable related to the acquisition of DeltaNu, LLC. We also sold $3.6 million of Intevac common stock to our employees through our employee benefit plans and recognized $953,000 in tax benefits from equity-based compensation.

We have generated operating income since the second quarter of 2005, after incurring annual operating losses from 1998 through 2004. We currently expect to lose money in the fourth quarter of 2007. Our level of profitability in 2008 is highly dependent on the capacity expansion plans of our disk sputtering equipment customers.

We believe that our existing cash, cash equivalents and short-term investments, combined with the cash we anticipate generating from operating activities will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $9 million to $11 million in capital expenditures during the next twelve months.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase obligations. The expected future cash flows required to meet these obligations as of September 29, 2007 are shown in the table below.

		Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$10,563	$2,277	$4,639	$3,558	$89
Purchase obligations	10,133	10,133	—	—	—

Total	$20,696	$12,410	$4,639	$3,558	$89

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at September 29, 2007.

						Fair
	2007	2008	2009	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$8,971	—	—	—	$8,971	$8,971
Weighted-average rate	5.37%
Variable rate amounts	$8,322	—	—	—	$8,322	$8,322
Weighted-average rate	5.24%
Short-term investments
Fixed rate amounts	$91,689	$6,801	—	—	$98,490	$98,490
Weighted-average rate	5.95%	5.24%
Long-term investments
Fixed rate amounts	—	$6,000	$8,000	—	$14,000	$14,014
Weighted-average rate		5.23%	5.40%
Total investment portfolio	$108,982	$12,801	$8,000	—	$129,783	$129,797

Due to the short-term nature of the substantial portion of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At September 29, 2007, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 29, 2007, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2007.

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

On May 21, 2007, the Court granted Unaxis’ request to stay the litigation pending reexamination of our United States Patent 6,919,001, after the U.S. Patent Office granted Unaxis’ February 27, 2007 reexamination request and issued an initial office action rejecting the claims of the patent. The Court also ordered the parties to file a joint report every 120 days to keep it appraised of the reexamination status. Intevac had no input to the initial office action determination by the U.S. Patent Office.

On June 20, 2007, we filed a reply to the initial office action reexamination. Our reply addresses the office action’s rejections of the patent’s original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis has the opportunity to respond, after which the U.S. Patent Office will consider both parties’ submissions. During the reexamination process, the patent remains valid.

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

The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered or scheduled for delivery in the second half of 2007 is significantly lower than the number of systems delivered in the first half of the year, which may indicated a slowing in the cycle or a downturn in the market. We cannot predict with any certainty when these cycles will begin and end.

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

Sales of our 200 Lean disk sputtering systems are also dependent on obsolescence and replacement of the installed base of disk sputtering equipment. If technological advancements are developed that extend the useful life of the installed base of systems, then sales of our 200 Lean will be limited to the capacity expansion needs of our customers, which would significantly decrease our revenue. For example, during 2007 one of our customers decided to use legacy systems for the production of first generation perpendicular media, which delayed the purchase of new 200 Lean systems.

Our customers have experienced competition from companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with lower capacity, smaller form factor disk drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications like personal media players, these competitors have recently announced products for notebook and enterprise computer applications. If alternative technologies, such as flash memory, replace hard disk drives as a primary method of digital storage, demand for our products would decrease.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2006, one of our customers accounted for 52% of our revenues, and three customers in the aggregate accounted for 93% of our revenues. The same three customers, in the aggregate, accounted for 86% of our net accounts receivable at December 31, 2006. During 2006, Seagate acquired Maxtor, and in June 2007, Western Digital announced the acquisition of Komag. This consolidation in the industry limits the potential customers for our products. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. The concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us, and makes us more vulnerable to any changes in demand by a given customer. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2006 revenues ranged between $49.6 million in the first quarter and $95.9 million in the fourth quarter.

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last 11 quarters, our revenues per quarter have fluctuated between $10.6 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (41%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand, due to seasonality, cyclicality and other factors, for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems;

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	timing of orders, acceptance of new systems by our customers or cancellation of those orders; and

•	new products, services or technological innovations by our competitors or us.

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

We are making a substantial investment to develop our new Lean Etch system for semiconductor manufacturing. We spent a substantial portion of our research and development costs on this new product in 2006 and increased our level of spending on this project in 2007. Intevac has not developed or sold products for this market previously. Failure to correctly assess the size of the market, to successfully develop a cost effective product to address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, including loss of the Company’s entire investment in the project.

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

We have developed a night-vision sensor and camera module for use in a NATO customer’s digital head-mounted and rifle-sight system. In 2006, we entered into a purchasing agreement with our customer to deliver up to 32,000 camera modules over seven years. We cannot guarantee that we will achieve the yield improvements and cost reductions necessary for this program to be successful. Shipments under this program are subject to export approval from the U.S. government.

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

Our business has grown significantly in recent years in both operations and headcount, and this growth or continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $13.23 per share to a high of $30.57 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Our effective tax rate in both 2006 and 2005 was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits. We are currently projecting an effective tax rate of 24.0% for 2007.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

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

From time to time, we have received claims that we are infringing third parties’ intellectual property rights or seeking to invalidate our rights. We cannot assure you that third parties will not in the future claim that we have infringed current or future patents, trademarks or other proprietary rights relating to our products. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us.

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

We have completed a number of acquisitions during our operating history. In early 2007, we announced the acquisition of certain assets of DeltaNu, LLC, and we recently announced the acquisition of certain assets of Creative Display Systems, LLC, subject to normal closing conditions. We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.

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
Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2007

By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: November 8, 2007

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