Form 10-K
period 2007-12-31
INTEVAC INC
filed 2008-03-17
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26946

INTEVAC, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3125814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Bassett Street
Santa Clara, California 95054
(Address of principal executive office, including Zip Code)
Registrant’s telephone number, including area code: (408) 986-9888
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($0.001 par value)	The Nasdaq Stock Market LLC (NASDAQ Global Select)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 30, 2007 was approximately $356,923,914 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2008, 21,676,698 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Except for historical information contained in this Form 10-K, certain statements set forth herein, including statements regarding growth in industry shipments of hard disk drives; trends in semiconductor manufacturing equipment including line width dimensions, wafer size and market size; timing of shipment and revenue recognition for our new semiconductor equipment products; projected growth in Imaging Instrumentation product sales as a percentage of Imaging Instrumentation revenues; timing of volume production for our night-vision sensor modules for rifle sights and our LIVAR® cameras; the expectation that a significant portion of our revenue will continue to be concentrated with a small number of international customers; continued government and internal funding for development of Digital Enhanced Night Vision Goggles; the estimated cost of compliance with environmental regulations; projected reduction in new 200 Lean® shipments in 2008 relative to 2007; expected fluctuations in our quarterly and annual revenues and operating margins; and our expectation that we will continue to retain our earnings, rather then paying dividends are forward- looking statements that are dependant on certain risks and uncertainties including such factors, among others, as hard disk drive industry conditions; our ability to forecast and meet the equipment needs of semiconductor manufacturers and deliver our Lean Etch systems as planned; our ability to design and market new Imaging Instrumentation products and sell increasing levels of those products to military and commercial customers; our ability to continue to raise external funding and provide internal funding for development of our Imaging Instrumentation products; our ability to maintain compliance with environmental regulations on a cost-effective basis; our ability to cost-effectively manage significant fluctuations in our business levels from quarter to quarter and other factors described below. Therefore, actual outcomes and result may differ materially from what is expressed or forecast in such forward-looking statements. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward looking statements. See “Risk Factors” in the “Business” section of this Annual Report on Form 10-K for a more thorough list of potential risks and uncertainties.

PART I

Item 1.	Business

Overview

Intevac’s business consists of two reportable segments:

Equipment:  Intevac is a leader in the design, manufacture and marketing of high-productivity “lean” manufacturing systems and has been producing “Lean Thinking” platforms since 1994. We are the leading supplier of magnetic media sputtering equipment to the hard disk drive industry and offer leading-edge, high-productivity etch systems to the semiconductor industry.

Imaging Instrumentation:  Intevac is a leader in the development of compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. We provide sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification.

Intevac was incorporated in October 1990 in California and completed a leveraged buyout of a number of divisions of Varian Associates in February 1991. Intevac was reincorporated in Delaware in 2007. Our principal executive offices are located at 3560 Bassett Street, Santa Clara, California 95054, and our phone number is (408) 986-9888.

Equipment Segment

Hard Disk Drive Equipment Market

We design, manufacture, market and service complex capital equipment used to deposit, or sputter, thin films of material onto magnetic disks that are used in hard disk drives, and also equipment to lubricate these disks. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering and lubrication. We believe our systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Our systems are used by manufacturers such as Fuji Electric, Hitachi Global Storage Technologies, Seagate Technology and Western Digital.

Hard disk drives are a primary storage medium for digital data and are used in products and applications such as personal computers, enterprise data storage, streaming video, personal audio and video players and video game platforms. We believe that hard disk drive shipments will continue to grow, driven by these products, by other new and emerging applications, by the proliferation of personal computers into emerging markets in Asia and Eastern Europe and by technology advances in the industry. As a result of these and other factors, TrendFocus has projected that hard disk drive unit shipments will increase from 435 million units in 2006 to 785 million units in 2011, equivalent to a 12.5% cumulative annual growth rate. Continued growth in hard disk drive shipments is a key factor in determining demand for magnetic disks used in hard disk drives. TrendFocus also has projected that unit shipments of magnetic disks for hard disk drives will increase from 786 million units in 2006 to 1.2 billion units in 2011, equivalent to a 9.3% cumulative annual growth rate.

Demand for our disk manufacturing products is driven by a number of factors, including demand for hard disk drives, market share, the average number of magnetic disks used in each hard drive, utilization and productivity of disk manufacturers’ installed base of magnetic disk manufacturing equipment, and obsolescence of the installed base as new recording technologies are introduced. The introduction of perpendicular recording technology by disk manufacturers in recent years had a significant impact on the equipment market, and has increased demand both for new equipment, such as our 200 Lean® disk sputtering system, and for technology upgrades to the installed base of our legacy MDP-250 systems. However, in 2007, relative to 2006, shipments of new systems declined, while technology upgrades became a larger percentage of our Equipment revenues.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

The 200 Lean is our latest generation disk sputtering system. The first 200 Lean shipped in late 2003, and the installed base totaled 110 systems as of the end of 2007. We believe approximately 90% of these systems are used in production, and the balance are used in research and development. The 200 Lean was designed to provide enhanced capabilities relative to our MDP-250 system and to lower overall cost of ownership for disk manufacturers. The 200 Lean provides higher disk throughput from a smaller footprint, which enables more disks to be manufactured per square-foot of factory floor space. The 200 Lean’s modular architecture enables our customers to incorporate any number of disk manufacturing process steps required by their evolving technology roadmaps. Most 200 Leans have been delivered with the capability to perform up to 20 process steps versus the 12 process step maximum on the MDP-250. The 200 Lean also allows rapid reconfiguration to accommodate varying process recipes, disk sizes and disk materials.

We shipped approximately 110 of our previous generation MDP-250 disk sputtering systems from 1994 through 2005. We believe approximately 65% of these systems were still being used for production as of the end of 2007 and that the balance were in storage, in use in research and development or permanently retired from service.

Disk Lubrication Systems

Disk lubrication is the manufacturing step that immediately follows deposition of magnetic films. During lubrication, a microscopic layer of lubricant is applied to the disk’s surface to improve durability and reduce surface friction between the disk and the read/write head assembly.

The Intevac AccuLubertm disk lubrication system lubricates disks by depositing a thin film of lubricant on the disk while it is under vacuum. This eliminates the use of large amounts of solvents during the lubrication process, which are environmentally hazardous and are expensive to procure, store and dispose of. The AccuLuber’s vapor process capability creates a uniform lubricant coating, and two lubricating process chambers provide high throughput and redundancy. The first AccuLuber was shipped and accepted by the customer during 2007, and production units are expected to begin shipping in 2008.

The Intevac DLS-100 disk lubrication system provides our customers with an alternate lubrication process by dipping disks into a lubricant/solvent mixture. Intevac has been manufacturing dip lubrication systems similar to the DLS-100 since 1996.

Non-Systems Business

We also provide installation, maintenance and repair services, technology upgrades, spare parts and consumables to our system customers. An increased level of technology upgrades caused non-systems business to increase significantly from 2006 to 2007, both in absolute terms and as a percentage of Equipment revenues.

Semiconductor Equipment Market

A wide range of manufacturing equipment is used to fabricate semiconductor chips including: atomic layer deposition (“ALD”), chemical vapor deposition (“CVD”), physical vapor deposition (“PVD”), electrochemical plating (“ECP”), etch, ion implantation, rapid thermal processing (“RTP”), chemical mechanical planarization (CMP), wafer wet cleaning, wafer metrology and inspection, and systems that etch, measure and inspect circuit patterns on masks used in the photolithography process.

Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and selectively remove successive film layers. Similar processes are then used to build the layers of wiring structures on the wafer.

Most chips are currently fabricated using 65 nanometer (nm) and larger linewidth dimensions. Over time, we believe the 45 nm, and then 32 nm, are likely to be the next line width “nodes” to be implemented as manufacturers work to squeeze more and more components onto each chip. As the density of the circuit components increases to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating more process steps to form smaller structures and more intricate wiring schemes.

Over time, the semiconductor industry has also migrated to increasingly larger wafers to build chips. The predominant wafer size used for volume production today is 200 millimeter (mm), or eight-inch, wafers, but a substantial number of advanced fabrications now use 300mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. The majority of new fabrication capacity is 300mm.

We are utilizing our expertise in the design, manufacturing, marketing and support of complex manufacturing equipment and the prior experience of our management team in the semiconductor manufacturing equipment business to develop products for the semiconductor manufacturing market, which we believe is substantially larger than the hard disk drive equipment market that we currently serve.

Semiconductor Manufacturing Products

We announced our new etch semiconductor manufacturing system, the Lean Etchtm, during 2007. The Lean Etch is a 300 mm system designed to address the need for significant productivity improvement and provide enabling etch technology at 45 nanometer nodes and below. We plan to deliver evaluation systems to customers during 2008 and begin production shipments during 2009. We do not expect to recognize any revenue from Lean Etch shipments until 2009.

Imaging Instrumentation Segment

Imaging Instrumentation Market

We develop, manufacture and sell compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. We provide sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. The majority of our imaging revenue has historically been derived from contracts related to the development of electro-optical sensors, cameras and systems and funded by the U.S. Government, its agencies and contractors. However, the percentage of Imaging Instrumentation revenue derived from product sales grew from 15% in 2006 to 27% in 2007 and is expected to continue to increase in 2008.

Imaging Instrumentation Products

Raman Spectrometers — On January 31, 2007, we completed an acquisition of the assets and certain liabilities of DeltaNu, LLC, a Laramie, Wyoming company that pioneered development of miniature Raman spectrometer systems. Raman spectrometer systems are used to identify materials by illuminating the material with a laser and measuring the characteristic spectrum of light scattered from the material. The process enables real-time, non-destructive identification of liquids and solids outside of the laboratory, and is well suited to applications such as hazmat, forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance. DeltaNu’s products include the Advantage Series of low-cost, high-performance bench-top spectrometers, the Inspector series of hand-held field analysis spectrometers, the ExamineRtm high-performance Raman microscope, and a new series of near-infrared Raman instruments which incorporate our core technology in near-infrared sensors into the Advantage and ExamineR product lines.

Near Infrared Cameras — Our MOSIR® line of cameras provide previously unavailable high sensitivity in the near infrared portion of the spectrum and are well suited for low-light spectroscopy, physical science, life science and industrial applications within the commercial imaging market.

Near-Eye Display Systems — On November 9, 2007, we completed an acquisition of the assets and certain liabilities of Creative Display Systems, LLC, (“CDS”) a Carlsbad, California company that specializes in high-performance, micro-display products for near-eye and portable viewing of video in defense and commercial markets. CDS’s portfolio of intellectual property includes key patent applications relating to CDS’s innovative eyeglass-mounted display systems, which provide high definition and a wide field-of-view in miniaturized light-weight and portable designs.

Low-Light Cameras — Our CMOS-based cameras include our NightVista® line of day/night digital video cameras for low light level surveillance applications and our MicroVista® line of cameras for microscopy, medical imaging, and inspection applications between wavelengths of 200 and 1100 nanometers.

Night Vision Rifle Sights — In 2007, we completed development and began pilot production of night vision sensor modules for use in a digital rifle-sight system by the military of a NATO country. We expect to begin volume production deliveries during 2008.

Head Mounted Night Vision Systems — The U.S. military has funded development of various night vision technologies at multiple companies, which has evolved to today’s widely deployed “Generation-III” night vision tubes. The U.S. military is now funding development of a compact head mounted digital imaging system, or Digital Enhanced Night Vision Goggle (“DENVG”). DENVG integrates a visible imager, an infrared imager and a video display. This approach allows low light and infrared imagery to be viewed individually, or to be overlaid (“digitally fused”), and also enables connectivity to a wireless network for distribution of the imagery and other information. The U.S. Army plans to begin production of this type of system in 2011. During 2007, we completed joint development, with DRS Technologies, Inc. (“DRS”), of a prototype DENVG night vision goggle for the U.S. Army. The prototype used our low-light night vision sensors in combination with a DRS thermal imaging sensor. We have delivered multiple prototype units and have completed extensive field testing with the Army. We expect to continue funded development of DENVG technology during 2008, and we expect to deliver enhanced-performance prototypes for field testing within the year.

Long-Range Target Identification — Current long-range military nighttime surveillance systems are based on expensive thermal imaging camera systems. These systems are relatively large, which is a disadvantage for airborne and portable applications. Accordingly, there is a need for a cost-effective, compact, long-range imaging solution that identifies targets at a distance greater than an adversary’s detection range capability. Our Laser Illuminated Viewing and Ranging (“LIVAR®”) system can be used to identify targets at distances of up to twenty kilometers and has been incorporated into U.S. weapons development programs, such as the Airborne Laser, the Cost Effective Targeting System, and the Long-Range Identification System programs. We expect to deliver pre-production LIVAR cameras for both land-based and airborne applications during 2008, and we expect initial production deliveries to commence in late 2008.

Intensified Photodiodes — We have developed, under a number of research and development contracts, intensified photodiode technology that enables single photon detection at extremely high data rates, which is designed for use in target identification and other military applications.

Backlog

Our backlog of orders at December 31, 2007 was $34.2 million, as compared to a December 31, 2006 backlog of $125.0 million. The $34.2 million of backlog at December 31, 2007 consisted of $28.4 million of Equipment backlog and $5.8 million of Imaging Instrumentation backlog. The $125.0 million of backlog at December 31, 2006 consisted of $119.4 million of Equipment backlog and $5.6 million of Imaging Instrumentation backlog. The decrease in Equipment backlog was primarily the result of reduced orders for 200 Lean disk sputtering systems. Backlog at December 31, 2007 includes two 200 Lean systems, as compared to twenty-four 200 Lean systems in backlog at December 31, 2006. Backlog includes only customer orders with scheduled delivery dates that are not subject to any customer contingencies.

Customer Concentration

Historically, a significant portion of our revenue in any particular period has been attributable to sales to a small number of customers. In 2007, Seagate; Matsubo, our Japanese equipment distributor; Fuji Electric and Hitachi Global Storage Technology each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2006, Seagate, Matsubo, and Hitachi Global Storage Technology each accounted for more than 10% of our revenues, and in aggregate accounted for 93% of revenues. In 2005, Seagate, Matsubo, Hitachi Global Storage Technology and Maxtor each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.

Foreign sales accounted for 82% of revenue in 2007, 90% of revenue in 2006 and 71% of revenues in 2005. The majority of our foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. We anticipate that sales to these international customers will continue to be a significant portion of our Equipment revenues. Our disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric, and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology and Seagate. Our customers’ manufacturing facilities are primarily located in California, China, Japan, Malaysia and Singapore.

Our Equipment customers’ businesses tend to be cyclical, with their peak sales occurring during the second half of the year. As a result, our customers have a tendency to order equipment for delivery and installation by midyear, so that they have new capacity in place for their peak production period. However, while this pattern applied during 2007, during both 2005 and 2006 our customers were capacity constrained, demand did not follow normal seasonal patterns, and we realized our highest revenues during the fourth fiscal quarter.

Competition

The principal competitive factors affecting the markets for our equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. We have historically experienced intense competition worldwide for magnetic disk sputtering equipment from competitors including Anelva Corporation, Ulvac and Oerlikon, (formerly Unaxis Holdings, Ltd.), each of which has sold substantial numbers of systems worldwide. In addition, as we enter the semiconductor equipment market, we anticipate that we will experience competition from competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. Our Equipment competitors all have substantially greater financial, technical, marketing, manufacturing and other resources than we do. There can be no assurance that any of our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, or that new competitors will not enter our markets and develop such enhanced products.

The principal competitive factors affecting our Imaging Instrumentation products include price, extreme low light level sensitivity, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. We face substantial competition for our Imaging Instrumentation products, and many of our competitors have greater resources than we do. In the military market, ITT Industries, Inc. and Northrop Grumman Corporation, who are large and well-established defense contractors, are the primary U.S. manufacturers of image intensifier tubes used in Generation-III night vision devices and their derivative products. Our low-light digital cameras are intended to displace Generation-III night vision based products. We expect that ITT, Northrop

Grumman, BAE and other companies will develop digital night vision products and aggressively promote their sales. Furthermore, CMC Electronics, DRS, FLIR Systems and Raytheon manufacture cooled infrared sensors and cameras which are presently used in long-range target identification systems, and with which our LIVAR target identification sensors and cameras compete. In the commercial markets, companies such as Andor, E2V, Goodrich, Hamamatsu, Texas Instruments and Roper Scientific offer competitive sensor and camera products, and companies such as Ahura, B&W Tek, Horiba — Jobin Yvon, InPhotonics, Ocean Optics, Renishaw and Smiths Detection offer competitive portable Raman spectrometer products.

Marketing and Sales

Equipment sales are made through our direct sales force, with the exception of in Japan and Malaysia, where we sell our products through our distributor, Matsubo. The selling process for our Equipment products is multi-level and long-term, involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making sample disks or wafers for the prospective customer and responding to their needs for moderate levels of machine customization. Customers often require a significant number of product presentations and demonstrations before making a purchasing decision.

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

The production of large complex systems requires us to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. In some cases we manufacture subsystems and/or complete systems prior to receipt of a customer order to smooth our production flow and/or reduce our lead time. We maintain inventories of spare parts in California, Singapore and Shenzhen, China to support our customers. We often require our customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances, which are released into revenue in accordance with our revenue recognition policy.

We provide process and applications support, customer training, installation, start-up assistance and emergency service support to our equipment customers. We conduct training classes for our customers’ process engineers, machine operators and machine service personnel. Additional training is also given to our customers during equipment installation. We have field offices in Singapore, China, Korea, Malaysia and Japan to support our customers in Asia. We generally add additional support centers as necessary to maintain close proximity to our customers’ factories as they deploy our systems.

Warranty for our equipment typically ranges between 12 and 24 months from customer acceptance. During this warranty period any necessary non-consumable parts are supplied and installed without charge. Our employees provide field service support in the United States, Singapore, Malaysia, China and Japan. In Japan, field service support is also supplemented by our distributor, Matsubo.

Sales of our Imaging Instrumentation products for military applications are primarily made to the end user through our direct sales force. In cases where our products are enabling technology for more complex systems, we also sell to leading defense contractors such as Boeing, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon, DRS Technologies and Sagem.

We are subject to long sales cycles in our Imaging Instrumentation segment because many of our products, such as our night vision systems, typically must be designed into our customers’ products, which are often complex and state-of-the-art. These development cycles are often multi-year, and our sales are contingent on our customer successfully integrating our product into its product, completing development of its product and then obtaining production orders for its product. Sales of these products are also often dependent on ongoing funding of defense programs by the U.S. government and its allies. Additionally, sales to international customers are subject to issuance of export licenses by the United States government, which cannot always be obtained.

Sales of our commercial Imaging Instrumentation products are made through a combination of direct sales, system integrators, distributors and value added resellers and can also be subject to long sales cycles.

Imaging Instrumentation generally invoices its research and development customers either as costs are incurred, or as program milestones are achieved, depending upon the particular contract terms. As a government contractor, we invoice customers using estimated annual rates approved by the Defense Contracts Audit Agency (“DCAA”). A majority of our contracts are Cost Plus Fixed Fee (“CPFF”) contracts. On any CPFF contract, 15% of the fee is withheld pending completion of the program and DCAA’s annual audit of our actual rates. The withheld portion of the fee is included in revenue and in unbilled accounts receivable until paid.

Research and Development and Intellectual Property

Our long-term growth strategy requires continued development of new products. We work closely with our global customers to design products that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States and Singapore.

We invested $40.1 million (18.6% of net sales) for fiscal 2007, $30.0 million (11.6% of net sales) for fiscal 2006, and $14.4 million (10.5% of net sales) for fiscal 2005 for product development and engineering programs to create new products and to improve existing technologies and products. We have spent an average of 15.0% of net sales on product development and engineering over the last five years.

We believe our competitive position significantly depends on our research, development, engineering, manufacturing and marketing capabilities, and not just on our patent position. However, protection of Intevac’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, our practice is to file patent applications in the United States and other countries for inventions that we consider important. We have a substantial number of patents in the United States and other countries, and additional applications are pending for new inventions. Although we do not consider our business materially dependent upon any one patent, the rights of Intevac and the products made and sold under our patents along with other intellectual property, including trademarks, know-how, trade secrets and copyrights, taken as a whole, are a significant element of our business.

We enter into patent and technology licensing agreements with other companies when management determines that it is in our best interest to do so. We pay royalties under existing patent license agreements for use, in several of our products, of certain patented technologies. We also receive, from time to time, royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been, and are not expected to be, material to our consolidated results of operations.

In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If we are not able to resolve or settle claims, obtain necessary licenses and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely effected.

Manufacturing

We manufacture our Equipment products at our facilities in California and Singapore. Our Equipment manufacturing operations include electromechanical assembly, mechanical and vacuum assembly, fabrication of sputter sources, and system assembly, alignment and testing. We make extensive use of the local supplier infrastructure serving the semiconductor equipment business. We purchase vacuum pumps, valves, instrumentation and fittings, power supplies, printed wiring board assemblies, computers and control circuitry, and custom mechanical parts made by forging, machining and welding. We also have our own small fabrication center that supports our engineering departments and makes some of the machined parts used in our products.

We manufacture our Imaging Instrumentation products at our facilities in California and Wyoming. Imaging Instrumentation manufacturing includes production of advanced photo-cathodes and sensors, lasers, cameras, integrated camera systems, compact Raman spectrometry instruments and micro-displays. We make extensive use of advanced manufacturing techniques and equipment, and our operations include vacuum, electromechanical and optical system assembly. We make use of the supplier infrastructure serving the semiconductor, camera and optics manufacturing industries. In manufacturing our sensors, we purchase wafers, components, processing supplies and chemicals. In manufacturing our camera systems, we purchase printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers.

Employees

At December 31, 2007, we had 480 employees, including 38 contract employees. Of these 480 employees, 141 were in research and development, 228 in operations, and 111 in administration, customer support and marketing. Of the 480 employees, 338 were in the Equipment segment, 101 were in the Imaging Instrumentation segment, and 41 were in Corporate.

Compliance with Environmental Regulations

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocate the cost of these activities to all functions, except where the cost can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in Santa Clara, California, Fremont, California and Singapore are rigorous and set a high standard of compliance. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in Santa Clara, California, Fremont, California and Singapore.

Executive Officers of the Registrant

Certain information about our executive officers as of March 14, 2008 is listed below:

Name	Age	Position

Executive Officers:
Norman H. Pond	69	Chairman of the Board
Kevin Fairbairn	54	President and Chief Executive Officer
Jeffrey Andreson	46	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Michael Barnes	49	Vice President and Chief Technical Officer
Kimberly Burk	42	Sr. Director, Human Resources
Ralph Kerns	61	Vice President, Business Development, Equipment Products
Luke Marusiak	45	Chief Operating Officer
Joseph Pietras	53	Vice President and General Manager, Imaging Instrumentation
Other Key Officers:
Verle Aebi	53	Chief Technology Officer, Imaging Instrumentation
James Birt	43	Vice President, Customer Support, Equipment Products
Terry Bluck	48	Vice President, Technology, Equipment Products
Jerry Carollo	55	Vice President and General Manager, Creative Display Systems
Keith Carron	49	Managing Director and General Manager, DeltaNu
Timothy Justyn	45	Vice President, Manufacturing, Equipment Products
Dave Kelly	45	Vice President, Engineering, Imaging Instrumentation

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

Mr. Andreson joined Intevac in June 2007 and has served as Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary since August 2007. Before joining Intevac Mr. Andreson served as managing director and controller of Applied Materials, Inc.’s Global Services product group. Since joining Applied Materials in 1995, Mr. Andreson held a number of senior financial positions, including managing director, Global Financial Planning and Analysis; Controller, Metron subsidiary; controller, North American Sales and Service; and Controller, Volume Manufacturing. From 1989 through 1995, Mr. Andreson held various roles at Measurex Corporation. Mr. Andreson holds an M.B.A. from Santa Clara University and a B.S. in Finance from San Jose State University.

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

Ms. Burk has served as Human Resources Director since May 2000. Prior to joining Intevac, Ms. Burk served as Human Resources Manager of Moen, Inc. from 1999 to 2000 and as Human Resources Manager of Lawson Mardon from 1994 to 1999. Ms. Burk holds a BS in sociology from Northern Illinois University.

Mr. Kerns joined Intevac as Vice President, Business Development of the Equipment Products Division in August 2003. Before joining Intevac, Mr. Kerns was employed by Applied Materials from April 1997 to November 2002, most recently as Managing Director for Business Development for the Process Modules Group. Previously, Mr. Kerns was General Manager of Applied Materials’ Metal Etch Division from 2000 to 2002. From 1998 to 2000, Mr. Kerns was Senior Director for Applied Materials’ North America Multinational Accounts, and from 1997 to 1998, he was General Manager of Applied Materials’ Dielectric Etch Division. Mr. Kerns holds a BS in chemistry from the University of Idaho and a PhD in theoretical chemistry from Princeton University.

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

Mr. Pietras joined Intevac as Vice President and General Manager of the Imaging Instrumentation Business in August 2006. Before joining Intevac, Mr. Pietras was employed by the Sarnoff Corporation from March 2005 to July 2006 as General Manager of Sarnoff Imaging Systems. From September 1998 to March 2005, he was employed by Roper Scientific as Vice President, Operations. Mr. Pietras holds a BS in Physics from the Stevens Institute of Technology and a MA and PhD in Physics from Columbia University.

Mr. Aebi has served as Chief Technology Officer of our Imaging Instrumentation business since August 2006. Previously, Mr. Aebi served as President of the Photonics Division from July 2000 to July 2006 and as General Manager of the Photonics Division since May 1995. Mr. Aebi was elected as a Vice President of the Company in

September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the night vision business we acquired from Varian Associates in 1991, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

Mr. Birt joined Intevac as Vice President, Customer Support of the Equipment Products Division in September 2004. Before joining Intevac, Mr. Birt was employed by Applied Materials from July 1992 to September 2004, most recently as Director, Field Operations/Quality North America. Mr. Birt holds a BS in electrical engineering from Texas A&M University.

Mr. Bluck rejoined Intevac as Vice President, Technology of the Equipment Products Division in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002, and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

Mr. Carollo joined Intevac in November 2007 as Vice President and General Manager of Intevac’s Creative Display Systems subsidiary. Prior to joining Intevac, Mr. Carollo was founder, president and CEO of Creative Display Systems. Prior to founding Creative Display Systems Mr. Carollo worked for Rockwell-Collins Optronics Electro-Optics from 1993 to 2006 where his most recent position was General Manager. Mr. Corollo holds numerous patents in the area of optics, display systems and optical communications, a MS in Optics from the University of Rochester and a BS in Physics from the State University of New York.

Dr. Carron joined Intevac in January 2007 as Managing Director and General Manager of Intevac’s DeltaNu, Inc. subsidiary. Prior to joining Intevac, Dr. Carron was the CEO of DeltaNu, LLC from March 2002 until January 2007. Dr. Carron was also a professor of Chemistry at the University of Wyoming from 1988 to 2006. Dr. Carron holds a BA in Chemistry from Washington University and a PhD in Chemistry from Northwestern University.

Mr. Justyn has served as Vice President, Equipment Manufacturing since April 1997. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

Mr. Kelly joined Intevac in December 2006 as Vice President, Engineering of the Imaging Instrumentation business. Before joining Intevac, Mr. Kelly was employed by Redlake MASD LLC, a division of Roper Industries from January 2004 to December 2006, most recently as Vice President, Engineering and Custom Service. From November 2000 to December 2003, he was employed by Fast Technology AG as Vice President, Engineering. Mr. Kelly holds a BS and a MS in mechanical engineering from the University of Michigan.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on or through our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC. Our Internet home page is located at www.intevac.com; however, the information in, or that can be accessed through, our home page is not part of this report.

Trade Marks

“200 Lean®”, “AccuLuberTM”, “ExaminerRTM”, “Lean Etchtm”, “LIVAR®”, “MicroVista®” , “NightVista®” and “MOSIR®,” among others, are our trademarks.

Item 1A.	Risk Factors

Demand for capital equipment is cyclical, which subjects our business to long periods of depressed revenues interspersed with periods of unusually high revenues.

Our Equipment business sells equipment to capital-intensive industries, which sell commodity products such as disk drives and semiconductors. When demand for these commodity products exceeds capacity, demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of these commodity products exceeds demand, the demand for new capital equipment such as ours tends to be depressed. For example, the hard disk drive industry has been historically subject to multi-year cycles because of the long lead times and high costs involved in adding capacity, and to seasonal cycles driven by consumer purchasing patterns, which tend to be heaviest in the third and fourth quarters of each year.

The cyclical nature of the capital equipment industry means that in some years we will have unusually high sales of new systems, and that in other years our sales of new systems will be severely depressed. The timing, length and volatility of these cycles are difficult to predict. These cycles have affected the timing and amounts of our customers’ capital equipment purchases and investments in new technology. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered or scheduled for delivery in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and we are projecting that new system shipments will be significantly lower in 2008 than 2007. We cannot predict with any certainty when these cycles will begin or end.

If demand for hard disk drives does not continue to grow and our customers do not replace or upgrade their installed base of disk sputtering systems, then future sales of our disk sputtering systems will suffer.

From mid-1998 until mid-2003, there was very little demand for new disk sputtering systems, as magnetic disk manufacturers were burdened with over-capacity and were not investing in new disk sputtering equipment. By 2003, however, over-capacity had diminished, and orders for our 200 Lean began to increase. From 2004 through the end of 2006, there was strong demand for new disk sputtering systems.

Sales of our equipment for capacity expansions are dependent on the capacity expansion plans of our customers and upon whether our customers select our equipment for their capacity expansions. We have no control over our customers’ expansion plans, and we cannot be sure that they will select our equipment if they do expand their capacity. Our customers may not implement capacity expansion plans, or we may fail to win orders for equipment for those capacity expansions, which could have a material adverse effect on our business and our operating results. In addition, some manufacturers may choose to purchase used systems from other manufacturers or customers rather than purchasing new systems from us.

Sales of our 200 Lean disk sputtering systems are also dependent on obsolescence and replacement of the installed base of disk sputtering equipment. If technological advancements are developed that extend the useful life of the installed base of systems, then sales of our 200 Lean will be limited to the capacity expansion needs of our customers, which would significantly decrease our revenue. For example, during 2007 some of our customers decided to use legacy systems for the production of first generation perpendicular media, which delayed the replacement of such legacy systems with new 200 Lean systems.

Our customers have experienced competition from companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with lower capacity, smaller form factor disk drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications like personal media players, these competitors have recently announced products for notebook and enterprise computer applications. If alternative technologies, such as flash memory, replace hard disk drives as a primary method of digital storage, then demand for our products would likely decrease.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2007, one of our customers accounted for 31% of our revenues, and four customers in the aggregate accounted for 90% of our revenues. The same four customers, in the aggregate, accounted for 31% of our net accounts receivable at December 31, 2007. During 2006, Seagate acquired Maxtor, and in June 2007, Western Digital announced the acquisition of Komag. This consolidation in the industry limits the number of potential customers for our products. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. In addition, the concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us, and makes us more vulnerable to any changes in demand by a given customer. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2007 revenues ranged between $76.4 million in the first quarter and $16.8 million in the fourth quarter.

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last eight quarters, our revenues per quarter have fluctuated between $16.8 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (42%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand, due to seasonality, cyclicality and other factors in the markets, for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems;

•	delays or problems in the introduction and acceptance of our new products, or delivery of existing products;

•	timing of orders, acceptance of new systems by our customers or cancellation of those orders; and

•	new products, services or technological innovations by our competitors or us.

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

We have invested heavily, and continue to invest, in the development of new products, especially our new Lean Etch system. Our success in developing and selling new products depends upon a variety of factors, including our ability to predict future customer requirements accurately, technological advances, total cost of ownership of our systems, our introduction of new products on schedule, our ability to manufacture our products cost-effectively and the performance of our products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales.

The majority of our revenues in both fiscal 2007 and fiscal 2006 were from sales of our 200 Lean disk sputtering system and related parts and services. The 200 Lean was first delivered in December 2003. When first introduced, advanced vacuum manufacturing equipment, such as the 200 Lean, is subject to extensive customer acceptance tests after installation at the customer’s factory. These acceptance tests are designed to validate reliable operation to specifications in areas such as throughput, vacuum level, robotics, process performance and software features and functionality. These tests are generally more comprehensive for new systems than for mature systems, and are designed to highlight problems encountered with early versions of the equipment. For example, initial builds of the 200 Lean experienced high production and warranty costs in comparison to our more established product lines. Failure to promptly address any of the problems uncovered in these tests could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated product rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit.

We are making a substantial investment to develop our new Lean Etch system for semiconductor manufacturing. We spent a substantial portion of our research and development costs on this new product in 2006 and increased our level of spending on this project in 2007. We may experience problems with the Lean Etch similar to the startup problems encountered with the 200 Lean. Moreover, we have not developed or sold products for this market previously. Failure to correctly assess the size of the market, to successfully develop a cost effective product to address the market, or to establish effective sales and support of the new product would have a material adverse effect on our future revenues and profits, and could include loss of our entire investment in the project.

We are jointly developing a next generation head mounted night-vision system with another defense contractor. This system is planned for sale to the U.S. military and will compete with head-mounted systems developed by our competitors. The U.S. military does not intend to initiate production of this system until 2011. We plan to make a significant investment in this type of product and cannot be assured when, or if, we will be awarded any production contracts for these night vision systems.

We have developed a night-vision sensor and camera module for use in a NATO customer’s digital rifle-sight system. We cannot guarantee that we will achieve the yield improvements and cost reductions necessary for this program to be successful. Shipments under this program are subject to export approval by the U.S. government.

Products based on our LIVAR target identification and low light level camera technologies are designed to offer significantly improved capability to military customers. We are also developing commercial products in our Imaging Instrumentation business. None of our Imaging Instrumentation products are currently being manufactured in high volume, and we may encounter unforeseen difficulties when we commence volume production of these products. Our Imaging Instrumentation business will require substantial further investment in sales and marketing, in product development and in additional production facilities in order to expand our operations. We may not succeed in these activities or generate significant sales of these new products. In 2007, sales of our Imaging Instrumentation products were $5.2 million out of a total of $19.1 million of Imaging Instrumentation revenues.

Failure of any of these new products to perform as intended, to penetrate their markets and develop into profitable product lines or to achieve their production cost objectives would have a material adverse effect on our business.

Our sales cycle is long and unpredictable, which requires us to incur high sales and marketing expenses with no assurance that a sale will result.

The sales cycle for our Equipment systems can be a year or longer, involving individuals from many different areas of our company and numerous product presentations and demonstrations for our prospective customers. Our sales process for these systems also commonly includes production of samples, customization of our product and installation of evaluation systems in the factories of our prospective customers. We do not enter into long-term contracts with our customers, and therefore until an order is actually submitted by a customer there is no binding commitment to purchase our systems.

Our Imaging Instrumentation business is also subject to long sales cycles because many of our products, such as our LIVAR system, often must be designed into our customers’ products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.

As a result, we may not recognize revenue from our products for extended periods of time after we have completed development and made initial shipments of our products, during which time we may expend substantial funds and management time and effort with no assurance that a sale will result.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of Canon, and Oerlikon, each of which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment, we expect to experience competition from competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. In the market for our military Imaging Instrumentation products, we experience competition from companies such as ITT Industries, Inc., Northrop Grumman Corporation and BAE. In the markets for our commercial Imaging Instrumentation products, we compete with companies such as Andor, E2V, Hamamatsu, Texas Instruments and Roper Scientific for sensor and camera products, and with companies such as Ahura, B&W Tek, Horiba — Jobin Yvon, InPhotonics, Ocean Optics, Renishaw, and Smiths Detection for portable Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot assure you that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

We may not be successful in maintaining and obtaining the necessary export licenses to conduct operations abroad, and the United States government may prevent proposed sales to foreign customers.

Many of our Imaging Instrumentation products require export licenses from United States Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Traffic in Arms Regulations. This limits the potential market for our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. Export to countries which are not considered by the United States Government to be allies is likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain, delays in obtaining, or revocation of previously issued licenses would prevent us from selling our products outside the United States, may subject us to fines or other penalties, and would have a material adverse effect on our business, financial condition and results of operations.

Our products are complex, constantly evolving and often must be customized to individual customer requirements.

The systems we manufacture and sell in our Equipment business have a large number of components and are complex, which requires us to make substantial investments in research and development. This is especially true with the new Lean Etch system. If we were to fail to develop, manufacture and market new systems or to enhance existing systems, that failure would have an adverse effect on our business. We may experience delays and technical and manufacturing difficulties in future introduction, volume production and acceptance of new systems or enhancements. In addition, some of the systems that we manufacture must be customized to meet individual customer site or operating requirements. In some cases, we market and commit to deliver new systems, modules and components with advanced features and capabilities that we are still in the process of designing. We have limited manufacturing capacity and engineering resources and may be unable to complete the development, manufacture and shipment of these products, or to meet the required technical specifications for these products, in a timely manner. Failure to deliver these products on time, or failure to deliver products that perform to all contractually committed specifications, could have adverse effects on our business, including rescheduling of backlog, failure to achieve customer acceptance and therefore revenue recognition as anticipated, unanticipated rework and warranty costs, penalties for non-performance, cancellation of orders, or return of products for credit. In addition, we may incur substantial unanticipated costs early in a product’s life cycle, such as increased engineering, manufacturing, installation and support costs, that we may be unable to pass on to the customer and that may affect our gross margins. Sometimes we work closely with our customers to develop new features and products. In connection with these transactions, we sometimes offer a period of exclusivity to these customers.

Our Imaging Instrumentation business depends heavily on government contracts, which are subject to immediate termination and are funded in increments. The termination of or failure to fund one or more of these contracts could have a negative impact on our operations.

We sell many of our Imaging Instrumentation products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled

$14.1 million, $10.2 million, and $6.9 million in 2007, 2006, and 2005, respectively. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot assure you that one or more of the government contracts under which our customers or we operate will not be terminated under these circumstances. Also, we cannot assure you that we or our customers would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we assure you that we or our customers will continue to remain in good standing as federal contractors.

Furthermore, the funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. The loss of funding for a government program would result in a loss of future revenues attributable to that program.

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

A portion of our revenue is derived from fixed-price development and production contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, reduced production volumes, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. We are required to recognize the total estimated impact of cost overruns in the period in which they are first identified. Such cost overruns could have a material adverse effect on our results of operation and financial condition.

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. During 2007, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $13.23 per share to a high of $30.57 per share. More recently, our stock price has closed as low as $10.14 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

In addition, the general economic, political, stock market and industry conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

The liquidity of our Auction Rate Securities may be impaired, which may impact our ability to meet our cash requirements and require additional debt funding.

At December 31, 2007, we held $81.5 million of Auction Rate Securities. These securities have long-term underlying maturities (ranging from 20 to 40 years), but the market has historically been highly liquid and the interest rates reset every 7 or 28 days. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to sell the securities as needed to provide liquidity. Beginning in mid-February of 2008, certain of these Auction Rate Securities failed auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. We do not know when, or if, one of these circumstances will occur. All of our Auction Rate Securities are student loan structured issues, where the loans have been originated under the Department of Education’s Federal Family Education Loan Program and the principal and interest is 97% reinsured by the U.S. Department of Education. At this time, there has been no change in the AAA rating of these securities, but we cannot be certain that no change will occur in the future. We may also be required to reclassify all or a part of these securities from short-term to long-term investments. If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record an other-than-temporary impairment charge. We have entered into a line of credit with Citigroup Global Markets Inc. under which approximately $20 million is available to us to help secure our ability to fund our cash requirements until we are able to liquidate our Auction Rate Securities, but if we are unable to maintain the line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the Auction Rate Securities becomes liquid again and we may have to seek additional debt funding to finance our operations.

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

Our effective tax rate in both 2007 was well below the applicable statutory rates due primarily to permanent differences and the utilization of research and development credits. In 2006, our effective tax rate was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits.

We have experienced significant growth and contraction in our business and operations and if we do not appropriately manage this growth and contraction, now and in the future, then our operating results will be negatively affected.

Our business has both grown and contracted significantly in recent years, in both operations and headcount, and this growth and contraction causes significant strain on our infrastructure, internal systems and managerial resources. To manage our growth and contraction effectively, we must continue to improve and enhance our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

Our current and future success depends on international sales and the management of global operations.

In 2007, approximately 82% of our revenues came from regions outside the United States. Substantially all of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have international customer support offices in Singapore, China, Malaysia, Korea and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our manufacturing facilities and suppliers are also located outside the United States. Managing our global operations presents challenges including, but not limited to, those arising from:

•	varying regional and geopolitical business conditions and demands;

•	global trade issues;

•	variations in protection of intellectual property and other legal rights in different countries;

•	rising raw material and energy costs;

•	variations in the ability to develop relationships with suppliers and other local businesses;

•	changes in laws and regulations of the United States (including export restrictions) and other countries, as well as their interpretation and application;

•	fluctuations in interest rates and currency exchange rates, particularly with the recent decline in the value of the U.S. dollar;

•	the need to provide sufficient levels of technical support in different locations;

•	political instability, natural disasters (such as earthquakes, hurricanes or floods), pandemics, terrorism or acts of war where we have operations, suppliers or sales;

•	cultural differences; and

•	shipping delays.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form 10-K has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control.

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

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

The success of our business depends upon the integrity of our intellectual property rights, and we cannot assure you that:

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

Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel, and has made companies increasingly protective of prior employees. It may be difficult for us to locate employees who are not subject to non-competition agreements and other restrictions.

The majority of our U.S. operations are located in Santa Clara, California and Fremont, California, where the cost of living and of recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with similar industries, such as the semiconductor industry, for the same pool of skilled employees. If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

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

We have completed a number of acquisitions during our operating history. In early 2007, we completed the acquisition of certain assets of DeltaNu, LLC, and in the fourth quarter of 2007 we completed the acquisition of certain assets of Creative Display Systems, LLC. We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Any future acquisitions may also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.

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

Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares, without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of your shares. In addition, provisions of Delaware law and our bylaws could make it more difficult for a third party to acquire a majority of our outstanding voting stock by discouraging a hostile bid, or delaying or deterring a merger, acquisition or tender offer in which our stockholders could receive a premium for their shares or a proxy contest for control of our company or other changes in our management.

We could be involved in litigation.

From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in July 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. alleging infringement by Unaxis of a patent relating to our 200 Lean system. See Part I, Item 3 of this Form 10-K for further information regarding this lawsuit. Litigation is expensive and can require significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

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

Location	Square Footage	Lease Expire	Principal Use

Santa Clara, CA	169,583	Mar 2012	Corporate Headquarters; Equipment and Imaging Instrumentation Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	9,505	Feb 2013	Imaging Instrumentation Sensor Fabrication
Laramie, WY	4,000	Feb 2009	Imaging Instrumentation Raman Spectrometer Mfg
Carlsbad, CA	10,360	May 2010	Imaging Instrumentation Micro Display Product Mfg
Chicago, IL	120	Aug 2008	Imaging Instrumentation Micro Display Product Sales
Singapore	31,947	Jun 2010	Equipment Manufacturing and Customer Support
Korea	1,558	May 2008	Equipment Customer Support
Malaysia	1,291	Aug 2008	Equipment Customer Support
Japan	1,507	Nov 2008	Equipment Customer Support
Shenzhen, China	2,568	Jul 2008	Equipment Customer Support

We consider these properties adequate to meet our current and future requirements. We regularly assess the size, capability and location of our global infrastructure and periodically make adjustments based on these assessments.

Item 3.	Legal Proceedings

Patent Infringement Complaint against Unaxis

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. (a wholly owned subsidiary of Oerlikon) and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent 6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that bars Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. In the suit, we seek damages and a permanent injunction for infringement of the same patent. We believe we have meritorious claims, and we intend to pursue them vigorously.

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

On June 20, 2007, we filed a reply to the initial office action reexamination. Our reply addresses the office action’s rejections of the patent’s original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis responded to our reply, and the U.S. Patent Office is now considering both parties’ submissions. During the reexamination process, the patent remains valid.

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

Item 4.	Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on The Nasdaq National Market (NASDAQ Global Select) under the symbol “IVAC.” As of March 10, 2008, there were approximately 124 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2006:
First Quarter	$28.80	$13.42
Second Quarter	30.60	18.86
Third Quarter	25.35	14.81
Fourth Quarter	27.94	16.29
Fiscal 2007:
First Quarter	$30.57	$22.00
Second Quarter	26.77	18.92
Third Quarter	22.37	13.23
Fourth Quarter	18.12	14.01

Dividend Policy

We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested on December 31, 2002 in our Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2002
AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND
NASDAQ COMPUTER MANUFACTURERS TOTAL RETURN INDEX

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Intevac, Inc.	$100	$353	$190	$331	$650	$364
Nasdaq Stock Market Total Return Index	100	150	163	166	183	198
Nasdaq Computer Manufacturers Total Return Index	100	139	181	185	189	277

Item 6.	Selected Consolidated Financial Data

The following table presents our selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of Intevac, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each appearing elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenues:
Systems and components	$202,292	$250,158	$130,168	$61,326	$27,738
Technology development	13,542	9,717	7,061	8,289	8,556

Total net revenues	215,834	259,875	137,229	69,615	36,294
Cost of net revenues:
Systems and components	111,514	151,287	87,525	45,528	19,689
Technology development	7,415	6,102	5,253	6,856	6,032
Inventory provisions	862	1,527	873	1,375	743

Total cost of net revenues	119,791	158,916	93,651	53,759	26,464

Gross profit	96,043	100,959	43,578	15,856	9,830
Operating expenses:
Research and development	40,137	30,036	14,384	11,580	12,037
Selling, general and administrative	28,470	22,924	14,477	9,525	8,448

Total operating expenses	68,607	52,960	28,861	21,105	20,485

Operating income (loss)	27,436	47,999	14,717	(5,249)	(10,655)
Interest income	6,544	3,501	1,303	634	269
Other income (expense), net	1,598	277	552	381	(1,879)

Income (loss) before income taxes	35,578	51,777	16,572	(4,234)	(12,265)
Provision for (benefit from) income taxes	8,233	5,079	421	110	38

Net income (loss)	$27,345	$46,698	$16,151	$(4,344)	$(12,303)

Basic earnings (loss) per share:
Net income (loss)	$1.28	$2.22	$0.79	$(0.22)	$(0.95)
Shares used in per share calculations	21,447	21,015	20,462	19,749	12,948
Diluted earnings (loss) per share:
Net income (loss)	$1.23	$2.13	$0.76	$(0.22)	$(0.95)
Shares used in per share calculations	22,150	21,936	21,202	19,749	12,948
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term Investments	$138,658	$95,035	$49,731	$42,034	$19,507
Working capital	154,630	118,061	77,353	53,100	22,638
Total assets	215,413	206,003	130,444	79,622	55,975
Long-term debt	1,898	—	—	—	—
Total stockholders’ equity	185,163	144,310	87,874	69,375	30,869

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our projected revenue, gross margin, operating expense, profitability, income tax expense, effective tax rate, capital spending and cash balances; the adequacy of our cash balances to fund our operations; projected volatility in our financial results; projected customer requirements for new capacity and technology upgrades for our installed base of magnetic disk manufacturing equipment and when, and if, our customers will place orders for these products; projected change from period to period in the customers, and location of customers, that constitute the majority of our revenues; the length of development, marketing and deployment cycles for military customers; Imaging Instrumentation’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial products; and the timing of delivery and/or acceptance of our backlog for revenue. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

Overview

Intevac’s business consists of two reportable segments:

Equipment:  Intevac is a leader in the design, manufacture and marketing of high-productivity “lean” manufacturing systems and has been producing “Lean Thinking” platforms since 1994. We are the leading supplier of magnetic media sputtering equipment to the hard disk drive industry and offer leading-edge, high-productivity etch systems to the semiconductor industry.

Imaging Instrumentation:  Intevac is a leader in the development of compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. We provide sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification.

Equipment Business

In the early 1990s we developed a system, the MDP-250, to deposit magnetic films and protective overcoats onto magnetic disks used in hard disk drives. This system gained wide acceptance and by the late 1990s was being used to manufacture approximately half of the disks used in hard disk drives worldwide. In late 2003, we introduced a new system, the 200 Lean. The hard disk drive industry has gone through significant consolidation, and there are now only seven significant manufacturers of magnetic disks, some of whom also manufacture hard disk drives. As a result of the small number of customers and the high average selling price of our products, our Equipment revenues tend to be volatile from quarter to quarter. In addition, our Equipment business has historically been subject to capital spending cycles. For example, in the period from 1995 through the middle of 1998, we sold $300 million of disk manufacturing equipment. In the period from the middle of 1998 thru 2003, our disk equipment revenues averaged approximately $20 million per year and consisted of the sale of a limited number of systems, technology upgrades, parts and service for the installed base of our systems. In 2006, our sales of disk manufacturing equipment grew to $248 million in annual revenues. In 2007, shipments of new disk sputtering systems declined and our revenue from sales of disk manufacturing equipment dropped to $197 million.

In the past we also manufactured both deposition and rapid thermal processing equipment used in the manufacture of flat panel displays. In late 2002, we sold our rapid thermal processing product line and stopped actively marketing our flat panel deposition product line. From 2000 through 2004, cumulative revenues from sales of flat panel display manufacturing systems totaled $36.8 million. 2005 revenues included $5 million from selling a license to one of our flat panel patents and recognizing revenue on the last flat panel system we shipped.

Imaging Instrumentation Business

Developing advanced products for the military involves long development cycles, as products move through successive multi-year stages of technology demonstration, engineering and manufacturing product development, prototype production and then product deployment. Each stage in this process requires ongoing government funding. Historically, much of our Imaging Instrumentation business revenues have been derived from contract research and development, rather than product sales. In 2002, in order to shorten the time to market and to increase the number of markets for our imaging products, we began to fund development of imaging products for commercial markets. In January 2007, we completed the acquisition of the assets and certain liabilities of DeltaNu, LLC, a company that pioneered development of miniature Raman spectrometer systems. In November 2007 we completed and acquisition of the assets and certain liabilities of Creative Display Systems, LLC, a company that specializes in high-performance, micro-display products for near-eye and portable applications in defense and commercial markets. As a result of these activities and the internal development of new products for military and commercial applications, the percentage of Imaging Instrumentation revenues derived from product sales grew from 15% in 2006 to 27% in 2007 and is expected to continue to increase in 2008.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in our consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in the section above entitled “Risk Factors.” Nonetheless, based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.

We believe the following critical accounting policies affect the more significant judgments and estimates we make in preparing our consolidated financial statements. We also have other key accounting policies and accounting estimates related to the collectibility of trade receivables, customer advances, cash, cash equivalents and investments, and prototype product costs. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or subjective, or are less likely to have a material impact on our reported results of operation for a given period.

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience of the relative cost of such installation and acceptance services. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean System were recognized as revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005, 2006 and 2007. The systems in backlog at December 31, 2007 are for a customer for whom we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment. We anticipate that we will recognize revenue on our newly developed systems in 2008 upon customer acceptance, until such systems meet defined customer acceptance levels.

In some instances, hardware that is not essential to the functioning of the system may be delivered after acceptance of the system. In these cases, we estimate the fair market value of the non-essential hardware as if it had been sold on a stand-alone basis, and defer recognizing revenue on that value until the hardware is delivered.

Revenues for systems without installation and acceptance provisions, as well as revenues from technology upgrades, spare parts, consumables and products built by the Imaging Instrumentation business are recognized when title passes to our customer. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, we recognize revenue for the fair market value of the parts upon shipment and transfer of title, and recognize revenue for the fair market value of installation services when those services are completed.

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

Inventories

Inventories are priced using average actual costs and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated excess and obsolescence by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering changes and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments would be required, which could have a material adverse effect on our business, financial condition and results of operation. A cost-to-market reserve is established for work-in-progress and finished goods inventories when the value of the inventory plus the estimated cost to complete exceeds the net realizable value of the inventory.

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through our distributor, we offer a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. We use estimated repair or replacement costs along with our historical warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. We also provide for estimated retrofit costs, which typically relate to design changes or improvements we identify. On a case-by-case basis, we determine whether or not to retrofit systems in the field at no charge to the customer. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2007, $7.3 million of the deferred tax asset was valued on the balance sheet, net of a valuation allowance of $2.7 million. This represents the amount of the deferred tax asset from which we expect to realize a benefit. We cannot predict with certainty when, or if, we will realize the benefit of the portion of the deferred tax asset currently offset with a valuation allowance.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings changed throughout 2007 and we benefited from various tax planning strategies, we decreased the annual effective tax rate from 31.6% at the end of the first quarter, to 26.9% at the end of the second quarter, to 24.0% at the end of the third quarter and to 23.1% at the end of the fourth quarter.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

Results of Operations

Net revenues

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Equipment net revenues	$196,686	$248,482	$129,280	(21)%	92%
Imaging Instrumentation net revenues	19,148	11,393	7,949	68%	43%

Total net revenues	$215,834	$259,875	$137,229	(17)%	89%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; flat panel equipment technology license fees; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.

The decrease in Equipment revenues in 2007 was due primarily to a reduction in the number of 200 Lean systems delivered. In 2007 we delivered twenty-nine 200 Lean systems versus forty-six 200 Lean systems delivered in 2006. Equipment revenue in 2007 also included four disk lubrication systems and a significant increase in revenue from disk equipment technology upgrades and spare parts. We sold a D-Star® flat panel technology license for $1.3 million. During 2006, we also sold thirteen disk lubrication systems and had significant sales of disk equipment technology upgrades and spare parts. During 2005, we sold twenty-three 200 Lean systems, six MDP-250 systems and fourteen disk lubrication systems. 2005 revenues also included $5.0 million of flat panel equipment and license sales.

The magnetic disk manufacturing industry consists of a small number of large manufacturers. In 2006 Seagate acquired Maxtor, and in June 2007, Western Digital announced the acquisition of Komag, both of which further concentrated our customer base. We currently have seven 200 Lean systems either shipped or in backlog, which are scheduled for revenue recognition during 2008. We expect Equipment revenues in 2008 to be significantly lower than in 2007, due to fewer shipments of 200 Lean systems.

Imaging Instrumentation revenues increased by 68% to $19.1 million in 2007, which consisted of $5.2 million of product revenue and $13.9 million of contract research and development revenue. The $11.4 million in 2006 Imaging Instrumentation revenue consisted of $1.7 million of product revenue and $9.7 million of contract research and development revenue. The increase in product revenue resulted from higher sales of digital night vision camera modules and commercial products. Product revenue included contributions from DeltaNu, which was acquired on January 31, 2007, and Creative Display Systems, which was acquired on November 9, 2007. The increase in contract research and development revenue was the result of a higher volume of contracts and incremental revenue generated from contract close-outs. The $7.9 million in 2005 Imaging Instrumentation revenues consisted of $888,000 of product revenue and $7.0 million of contract research and development revenue. In 2008, we expect the Imaging Instrumentation revenue to grow significantly, due primarily to increased product sales. During 2008, we expect over 50% of our revenue to come from product sales. Substantial growth in future Imaging Instrumentation revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at December 31, 2007 was $34.2 million, as compared to a December 31, 2006 backlog of $125.0 million. The $34.2 million of backlog at December 31, 2007 consisted of $28.4 million of Equipment backlog and $5.8 million of Imaging Instrumentation backlog. The $125.0 million of backlog at December 31, 2006 consisted of $119.4 million of Equipment backlog and $5.6 million of Imaging Instrumentation backlog. Backlog at December 31, 2007 includes two 200 Lean systems, as compared to twenty-four 200 Lean systems in backlog at December 31, 2006. During the first two months of 2008, we have received orders for five additional 200 Lean systems.

Significant portions of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2007 sales to Seagate, our Japanese distributor, Matsubo, Hitachi Global Storage Technologies, and Fuji Electric each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues. In 2006, Seagate, Matsubo, and Hitachi Global Storage Technologies each accounted for more than 10% of our revenues, and in aggregate accounted for 93% of revenues. In 2005, Seagate, Matsubo, Hitachi Global Storage Technologies and Maxtor each accounted for more than 10% of our revenues, and in aggregate accounted for 90% of revenues.

International sales totaled $177.0 million, $233.4 million, and $97.5 million in 2007, 2006, and 2005, respectively, accounting for 82%, 90%, and 71% of net revenues. The decrease in international sales in 2007 was primarily due to a decrease in net revenues from disk sputtering systems. The increase in international sales in 2006 was primarily due to an increase in net revenues from disk sputtering systems. Substantially all of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customers in each period.

Gross margin

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
		(In thousands, except percentages)

Equipment gross profit	$87,885	$97,161	$42,623	(10)%	128%
%of Equipment net revenues	44.7%	39.1%	33.0%
Imaging Instrumentation gross profit	$8,158	$3,798	$955	115%	298%
%of Imaging Inst. net revenues	42.6%	33.3%	12.0%
Total gross profit	$96,043	$100,959	$43,578	(5)%	132%
%of net revenues	44.5%	38.8%	31.8%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for 2007 and 2006 included $638,000 and $428,000 of equity-based compensation expense, respectively.

Equipment gross margin improved to 44.7% in 2007 from 39.1% in 2006. Our product mix, higher average selling prices and cost reduction programs all contributed to the higher gross margin for the year. Equipment gross margin in 2006 improved over the gross margin achieved in 2005 due primarily to product mix, higher average selling prices, cost reduction programs and increased volume. We expect the gross margin for the Equipment business in 2008 to be somewhat lower than in 2007, primarily as a result of a reduction in volume. Gross margins in the Equipment business will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging Instrumentation gross margin improved to 42.6% in 2007 from 33.3% in 2006. The increase in gross margin resulted primarily from higher margins on development contracts, favorable adjustments related to contract closeouts and increased product sales. The improvement in Imaging Instrumentation gross margin in 2006 as compared to 2005 was primarily due to a higher percentage of contract research and development revenue being derived from fully funded contracts, favorable adjustments related to closing out prior year government rate audits and increased product shipments. We expect the gross margin for the Imaging Instrumentation business in 2008 to improve over 2007, primarily as a result of the projected increase in product sales, which typically carry higher gross margins.

Research and development

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Research and development expense	$40,137	$30,036	$14,384	34%	109%
% of net revenues	18.6%	11.6%	10.5%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and Imaging Instrumentation products. Research and development costs for 2007 and 2006 included $2.1 million and $1.4 million of equity-based compensation expense, respectively.

Research and development spending increased in Equipment during 2007 as compared to 2006 and in 2006 as compared to 2005. The increase in Equipment spending was due primarily to spending on the development of our Lean Etchtm product line to serve the semiconductor market and, to a lesser extent, spending for continuing development of our disk sputtering products. Imaging Instrumentation research and development spending declined slightly in 2007 after a significant increase in 2006 as compared to 2005.

Engineering headcount has grown from 89 at the end of 2005 to 129 at the end of 2006, and to 141 at the end of 2007. We expect that research and development spending will decrease slightly in 2008 due primarily to a reduction in expenditures related to the development of our Lean Etchtm product line.

Research and development expenses do not include costs of $7.4 million, $6.1 million, and $5.3 million, in 2007, 2006, and 2005, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Selling, general and administrative expense	$28,470	$22,924	$14,477	24%	58%
% of net revenues	13.2%	8.8%	10.5%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support our equipment customers in Asia. Selling, general and administrative costs for 2007 and 2006 included $3.5 million and $1.5 million of equity-based compensation expense, respectively.

The increase in selling, general and administrative spending in 2007 was primarily the result of increases in costs related to business development, customer service and support in both the Equipment and Imaging Instrumentation businesses, legal expenses associated with the Unaxis litigation and higher equity-based compensation expense. Our selling, general and administrative headcount increased from 63 at the end of 2005 to 77 at the end of 2006, and to 111 at the end of 2007. The increase in selling, general and administrative spending in 2006 was primarily the result of increases in costs related to business development, customer service and support in the Equipment business, legal expenses associated with the Unaxis litigation and provisions for employee profit sharing and bonus plans. We expect that selling, general and administrative expenses will increase in 2008 over the amount spent in 2007 due primarily to a projected increase in costs related to customer service and support for the Equipment business and the addition of key business development personnel in the Imaging Instrumentation business. This will be partially offset by lower provisions for employee profit sharing and bonus plans, resulting from our expectations of lower profits in 2008.

Interest income and other, net

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Interest income and other, net	$8,142	$3,778	$1,855	116%	104%

Interest income and other, net in 2007 included a $1.5 million gain on the redemption of our preferred interest in 601 California Avenue LLC, $6.5 million of interest income on investments and $129,000 in net other income. The increase in interest income in 2007 was driven by higher interest rates on our investments and a higher average invested balance. Interest income and other, net in 2006 consisted of $390,000 of dividends from 601 California Avenue LLC, $3.5 million of interest income on investments and $113,000 in net other expense. Interest income and other, net in 2005 consisted of $390,000 of dividends from 601 California Avenue LLC, $1.3 million of interest income on investments and $155,000 of foreign currency gains and losses and other income. We expect interest income and other, net to decrease in 2008 due to the absence of the one-time real estate gain in 2007 and a reduction in interest income due primarily to a reduction in interest rates.

Provision for income taxes

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In thousands, except percentages)

Provision for income taxes	$8,233	$5,079	$421	62%	1106%

In 2007, we accrued income tax using an effective tax rate of 23.1% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Our deferred tax asset of $10.1 million is partially offset by a valuation allowance, resulting in a net deferred tax asset of $7.3 million at December 31, 2007. The valuation allowance is attributable to state temporary differences and deferred research and development credits that are not realizable in 2008. We expect our effective tax rate to decrease in 2008 due to research and development credits generated in 2008, which will be utilized against a lower level of pre-tax profits.

In 2006, we accrued income tax using an effective tax rate of 12% of pretax income. Our net deferred tax asset totaled $4.6 million at December 31, 2006, net of a valuation allowance of $2.8 million.

For 2005, we accrued income tax using an effective tax rate of 2.5% of pretax income. Our net deferred tax asset totaled zero at December 31, 2005, net of a $15.0 million valuation allowance.

Liquidity and Capital Resources

At December 31, 2007, we had $140.7 million in cash, cash equivalents, and investments compared to $103.0 million at December 31, 2006. During fiscal 2007, cash and cash equivalents decreased by $11.8 million, due to the net purchase of investments and fixed assets, and the acquisitions of the assets and certain liabilities of DeltaNu, LLC and Creative Display Systems, LLC, partially offset by the cash provided by operating and financing activities.

Cash provided by operating activities in 2007 totaled $40.5 million compared to $55.2 million in 2006. The decrease in cash provided from operating activities was due primarily to the reduction in net income in 2007, adjusted to exclude the effect of non-cash charges including depreciation and equity-based compensation, and to decreases in accounts payable and customer advances, partially offset by decreases in accounts receivable and inventory. Accounts receivable totaled $14.1 million at December 31, 2007 compared to $40.0 million at December 31, 2006. The decrease of $25.8 million in the receivable balance was due primarily to the reduction in revenue in the second half of 2007 as compared to 2006. Net inventories decreased by $15.8 million during 2007 due primarily to decreases in both raw materials and work-in-progress. The higher level of net inventory at December 31, 2006 was used to support the twenty-four systems in backlog at that time. Accounts payable totaled $7.7 million at December 31, 2007 compared to $16.0 million at December 31, 2006. The decrease of $8.3 million relates to the decrease in inventory purchases and a slowdown in our business. Accrued payroll and related liabilities decreased by $3.2 million during 2007 due to a decrease in accruals for bonuses and employee profit-sharing. Other accrued liabilities totaled $5.5 million at December 31, 2007 compared to $6.6 million at December 31, 2006. The decrease of $1.2 million relates primarily to reductions in accruals for our warranty and tax obligations. Customer advances decreased by $21.9 million during 2007. The decrease was driven by the reduction in backlog at December 31, 2007.

Investing activities in 2007 used cash of $59.2 million. Purchases of investments, net of proceeds from sales and maturities, totaled $49.2 million, and capital expenditures in 2007 totaled $5.7 million. During 2007, we invested $6.7 million in the acquisitions of DeltaNu, LLC and Creative Display Systems, LLC, and we sold our investment in 601 California Avenue LLC. Our investing activities in 2006 used cash of $37.3 million as the result of the $28.9 million net purchase of investments and $8.4 million in capital expenditures.

Financing activities provided cash of $6.9 million in 2007. The sale of Intevac common stock to our employees through our employee benefit plans provided $3.9 million and we realized tax benefits of $3.0 million from equity-based compensation. Financing activities provided cash of $6.2 million in 2006 due to the sale of Intevac common stock to our employees through our employee benefit plans and tax benefits from equity-based compensation.

We issued $4.0 million in notes payable related to the acquisition of DeltaNu, LLC, which are discounted to $3.9 million on the accompanying Consolidated Balance Sheet. $2 million of the notes are scheduled to be repaid on each of January 31, 2008 and 2009.

We have generated operating income for the last three years, after incurring annual operating losses from 1998 through 2004. We currently expect to incur a slight operating loss in 2008.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $8 million in capital expenditures during the next 12 months.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating lease and purchase orders placed in the normal course of business. The expected future cash flows required to meet these obligations as of December 31, 2007 are shown in the table below. More information on the operating lease obligations is available in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$10,530	$2,534	$4,906	$3,054	$36
Purchase obligations	9,392	9,392	—	—	—

Total	$19,922	$11,926	$4,906	$3,054	$36

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at December 31, 2007.

						Fair
	2008	2009	2010	Beyond	Total	Value

Cash equivalents
Fixed rate amounts	$7,750	—	—	—	$7,750	$7,750
Weighted-average rate	4.28%
Variable rate amounts	$7,973				$7,973	$7,976
Weighted-average rate	4.82%	—	—	—
Short-term investments
Fixed rate amounts	$110,985	—	—	—	$110,985	$111,019
Weighted-average rate	5.53%	—	—	—
Long-term investments
Fixed rate amounts	—	$2,009	—	—	$2,009	$2,010
Weighted-average rate	—	4.43%	—	—
Total investment portfolio	$126,708	$2,009	—	—	$128,717	$128,755

Due to the short-term nature of the substantial portion of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Refer to footnote 13 of Notes To Consolidated Financial Statements for current issues around our investments in Auction Rate Securities.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. We had no foreign currency forward exchange contracts during any of the years ended December 31, 2007, 2006 and 2005.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited the accompanying balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intevac, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Jose, California
March 14, 2008

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$27,673	$39,440
Short-term investments	110,985	55,595
Trade and other accounts receivable, net of allowances of $57 and $143 at December 31, 2007 and 2006, respectively	14,142	39,927
Inventories, including $2,276 and $5,765 held at customer locations at December 31, 2007 and 2006, respectively	22,133	37,942
Prepaid expenses and other current assets	4,162	2,506
Deferred tax assets	3,609	3,269

Total current assets	182,704	178,679
Property, plant and equipment, at cost:
Leasehold improvements	12,631	11,062
Machinery and equipment	27,185	23,926

	39,816	34,988
Less accumulated depreciation and amortization	24,414	21,442

	15,402	13,546
Long-term investments	2,009	8,000
Investment in 601 California Avenue LLC	—	2,431
Goodwill	7,905	—
Other intangible assets, net of amortization of $218	1,805	—
Deferred income taxes and other long term assets	5,588	3,347

Total assets	$215,413	$206,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,992	$—
Accounts payable	7,678	15,994
Accrued payroll and related liabilities	8,610	11,769
Other accrued liabilities	5,454	6,612
Customer advances	4,340	26,243

Total current liabilities	28,074	60,618
Other long-term liabilities	278	1,075
Long-term notes payable	1,898	—
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value at December 31, 2007 and no par value at December 31, 2006:
Authorized shares — 50,000
Issued and outstanding shares — 21,591 and 21,188 at December 31, 2007 and 2006, respectively	22	99,468
Additional paid-in-capital	120,056	7,319
Accumulated other comprehensive income	571	354
Retained earnings	64,514	37,169

Total stockholders’ equity	185,163	144,310

Total liabilities and stockholders’ equity	$215,413	$206,003

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$202,292	$250,158	$130,168
Technology development	13,542	9,717	7,061

Total net revenues	215,834	259,875	137,229
Cost of net revenues:
Systems and components	111,514	151,287	87,525
Technology development	7,415	6,102	5,253
Inventory provisions	862	1,527	873

Total cost of net revenues	119,791	158,916	93,651
Gross profit	96,043	100,959	43,578
Operating expenses:
Research and development	40,137	30,036	14,384
Selling, general and administrative	28,470	22,924	14,477

Total operating expenses	68,607	52,960	28,861

Operating income	27,436	47,999	14,717
Interest income	6,544	3,501	1,303
Other income	1,598	277	552

Income before income taxes	35,578	51,777	16,572
Provision for income taxes	8,233	5,079	421

Net income	$27,345	$46,698	$16,151

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	217	116	(15)

Total comprehensive income	$27,562	$46,814	$16,136

Basic income per share:
Net income	$1.28	$2.22	$0.79
Shares used in per share amounts	21,447	21,015	20,462
Diluted income per share:
Net income	$1.23	$2.13	$0.76
Shares used in per share amounts	22,150	21,936	21,202

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit)	Equity
	(In thousands)

Balance at December 31, 2004	20,182	$93,634	$1,168	$253	$(25,680)	$69,375
Shares issued in connection with:
Exercise of stock options	358	1,856	—	—	—	1,856
Employee stock purchase plan	129	488	—	—	—	488
Compensation expense in form of stock options	—	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net income	—	—	—	—	16,151	16,151

Balance at December 31, 2005	20,669	$95,978	$1,187	$238	$(9,529)	$87,874
Shares issued in connection with:
Exercise of stock options	360	2,666	—	—	—	2,666
Employee stock purchase plan	159	824	—	—	—	824
Income tax benefits realized from activity in employee stock plans	—	—	2,707	—	—	2,707
Stock-based compensation expense	—	—	3,425	—	—	3,425
Foreign currency translation adjustment	—	—	—	116	—	116
Net income	—	—	—	—	46,698	46,698

Balance at December 31, 2006	21,188	$99,468	$7,319	$354	$37,169	$144,310
Shares issued in connection with:
Exercise of stock options	313	2,141	353	—	—	2,494
Employee stock purchase plan	90	671	704	—	—	1,375
Reclassification of par value for
Delaware reincorporation	—	(102,258)	102,258	—	—	—
Income tax benefits realized from activity in employee stock plans	—	—	3,009	—	—	3,009
Stock-based compensation expense	—	—	6,379	—	—	6,379
Foreign currency translation adjustment	—	—	34	217	—	251
Net income	—	—	—	—	27,345	27,345

Balance at December 31, 2007	21,591	$22	$120,056	$571	$64,514	$185,163

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net income	$27,345	$46,698	$16,151
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation & amortization	4,203	2,846	2,150
Net accretion of investment premiums and discounts	(175)	(264)	(55)
Amortization of intangible assets	218	—	—
Inventory provisions	862	1,527	873
Equity-based compensation	6,379	3,425	19
Deferred income taxes	(1,654)	(4,581)	—
Tax benefit from equity-based compensation	(3,009)	(2,707)	—
Loss on disposal of equipment	—	39	4
Changes in assets and liabilities:
Accounts receivable	26,687	2,928	(38,081)
Inventory	15,686	(14,590)	(10,354)
Prepaid expenses and other assets	(2,537)	(1,903)	(1,661)
Accounts payable	(8,841)	8,904	5,402
Accrued payroll and other accrued liabilities	(2,673)	9,762	7,645
Customer advances	(22,027)	3,107	19,303

Total adjustments	13,119	8,493	(14,755)

Net cash and cash equivalents provided by operating activities	40,464	55,191	1,396
Investing activities
Purchase of investments	(175,624)	(152,280)	(100,140)
Proceeds from sales and maturities of investments	126,400	123,425	98,350
Sale of investment in 601 California Avenue LLC	2,431	—	—
Acquisition of DeltaNu, LLC, net of cash acquired	(1,913)	—	—
Acquisition of Creative Display Systems, LLC, net of cash acquired	(4,782)	—	—
Purchase of equipment	(5,735)	(8,423)	(4,140)

Net cash and cash equivalents used in investing activities	(59,223)	(37,278)	(5,930)
Financing activities
Proceeds from issuance of common stock	3,869	3,490	2,344
Tax benefit from equity-based compensation plans	3,009	2,707	—

Net cash and cash equivalents provided by financing activities	6,878	6,197	2,344
Effect of exchange rate changes on cash	114	75	(10)

Net increase (decrease) in cash and cash equivalents	(11,767)	24,185	(2,200)
Cash and cash equivalents at beginning of period	39,440	15,255	17,455

Cash and cash equivalents at end of period	$27,673	$39,440	$15,255

Cash paid (received) for:
Income taxes	$11,644	$5,722	$2
Income tax refund	(259)	—	—
Other non-cash changes:
Notes payable issued for the acquisition of DeltaNu, LLC	$3,890	$—	$—

See accompanying notes.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Nature of Operations

Intevac’s business consists of two reportable segments:

Equipment:  Intevac is a leader in the design, manufacture and marketing of high-productivity “lean” manufacturing systems and has been producing “Lean Thinking” platforms since 1994. We are the leading supplier of magnetic media sputtering equipment to the hard disk drive industry and offer leading-edge, high-productivity etch systems to the semiconductor industry.

Imaging Instrumentation:  Intevac is a leader in the development of compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. We provide sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification.

The majority of our revenue is currently derived from our Equipment business, and we expect that the majority of our revenues for the next several years will continue to be derived from our Equipment business.

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

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of installation and acceptance services based on our actual historical experience of the relative cost of such installation and acceptance services.. For systems that have generally not been demonstrated to meet product specifications prior to shipment, revenue recognition is usually deferred until customer acceptance. In the event that our customer chooses not to complete installation and acceptance, and our obligations under the contract to complete installation, acceptance or any other tasks, with the exception of warranty obligations, have been fully discharged, then we recognize any remaining revenue to the extent that collectibility under the contract is reasonably assured.

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

Other Systems and Non-System Revenue Recognition.  Revenues for systems without installation and acceptance provisions, as well as revenues from technology upgrades, spare parts, consumables and products built by the Imaging Instrumentation business are recognized when title passes to our customer. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, we recognize revenue for the fair market value of the parts upon shipment and transfer of title, and recognize revenue for the fair market value of installation services when those services are completed. Service and maintenance contract revenue, which to date has been insignificant, is recognized ratably over applicable contract periods or as the service is performed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

worthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible.

Included in trade receivables are unbilled receivables related to government contracts of $1.9 million and $1.0 million at December 31, 2007 and December 31, 2006, respectively, which includes $250,000 and $313,000 of fee retention, respectively.

Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through our distributor, we offer a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. We use estimated repair or replacement costs along with our historical warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. We also provide for estimated retrofit costs, which typically relate to design changes or improvements we identify. On a case-by-case basis, we determine whether or not to retrofit systems in the field at no charge to the customer.

On the Consolidated Balance Sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the Consolidated Statement of Income and Comprehensive Income.

The following table displays the activity in the warranty provision account for 2007 and 2006:

	2007	2006
	(In thousands)

Beginning balance	$5,283	$3,399
Expenditures incurred under warranties	(4,158)	(3,695)
Accruals for product warranties issued during the reporting period	2,137	4,354
Adjustments to previously existing warranty accruals	(170)	1,225

Ending balance	$3,092	$5,283

The following table displays the balance sheet classification of the warranty provision account at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities	$2,814	$4,208
Other long-term liabilities	278	1,075

Total warranty provision	$3,092	$5,283

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of our projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on our business, financial condition and results of operations. For example, as our projected level of earnings changed throughout 2007 and we benefitted from various tax planning strategies, we decreased the annual effective tax rate from 31.6% at the end of the first quarter, to 26.9% at the end of the second quarter, to 24.0% at the end of the third quarter and to 23.1% at the end of the fourth quarter.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material effect on our business, financial condition and results of operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $0 and $17.1 million at December 31, 2007 and December 31, 2006, respectively.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investments in debt securities and auction rate securities in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities, consisting solely of Auction Rate Securities, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Auction Rate Securities have long-term underlying maturities (ranging from 20 to 40 years), however the market has historically been highly liquid and the interest rates reset every 7 or 28 days. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. Our practice is to invest in these securities for higher yields compared to cash equivalents. Held-to-maturity securities are carried at amortized cost. We have no trading securities. The cost of investment securities sold is determined by the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sales securities are included in earnings. The table below presents the amortized principal amount, major security type and maturities for our investments in debt securities and Auction Rate Securities.

	December 31,	December 31,
	2007	2006
	(In thousands)

Amortized principal amount:
Debt securities issued by U.S. government agencies	$29,744	$8,000
Auction rate securities	81,450	53,595
Corporate debt securities	1,800	2,000

Total investments in debt securities	$112,994	$63,595

Short-term investments	$110,985	$55,595
Long-term investments	2,009	8,000

Total investments in debt securities	$112,994	$63,595

Approximate fair value of investments in debt securities	$113,029	$63,585

The change in the fair value of our investments is attributable to changes in interest rates and not credit quality. In accordance with EITF 03-01, we have the ability and intent to hold these investments until fair value recovers, which may be maturity, and we do not consider these investments to be other-than-temporarily impaired at December 31, 2006. As of December 31, 2007, fair value of our investments in debt securities exceeds book value, and there is no impairment. In the first quarter of 2008, our Auction Rate Securities have experienced multiple failed auctions. See footnote 13 for further disclosure on the current market situation.

Cash and cash equivalents represent cash accounts, money market funds and investments with a duration of 90 days or less at purchase. Cash balances held in foreign bank accounts totaled $4.3 million and $1.6 million at December 31, 2007 and December 31, 2006, respectively. Included in accounts payable is $2.1 million and $2.4 million of book overdraft at December 31, 2007 and December 31, 2006, respectively.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007 and 2006, we had no foreign currency forward exchange contracts outstanding.

Foreign Currency Translation

The functional currency of our foreign subsidiaries, with the exception of Hong Kong, is the local currency of the country in which the respective subsidiary operates. Hong Kong’s functional currency is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Other income” in the determination of net income. Net gains or (losses) from foreign currency transactions were $62,000, ($55,000) and $7,000 in 2007, 2006 and 2005, respectively.

Financial Instruments

The carrying amount of our short-term financial instruments (cash and cash equivalents, short-term investments, accounts receivable and certain other liabilities) approximates fair value due to the short-term maturity of those instruments.

Inventories

In fiscal 2007, we changed our accounting method for valuing inventory from a standard cost system, which approximated first-in, first-out, to the average actual cost method. The new method of accounting for inventory is deemed preferable as we moved from a system which approximated a GAAP valuation method to a GAAP valuation method. The change in inventory accounting method did not have a material impact on any of the periods presented herein.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2007	2006
	(In thousands)

Raw materials	$13,666	$19,906
Work-in-progress	6,191	12,271
Finished goods	2,276	5,765

	$22,133	$37,942

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $7.8 million and $9.1 million at December 31, 2007 and 2006, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

The following table displays the activity in the inventory provision account for 2007 and 2006:

	2007	2006
	(In thousands)

Beginning balance	$9,128	$10,988
New provisions in cost of sales	862	1,527
New provisions for refurbishment of consigned products	139	10
Disposals of inventory	(2,395)	(3,355)
Miscellaneous adjustments	16	(42)

Ending balance	$7,750	$9,128

Property, Plant and Equipment

Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Gains and losses on dispositions are reflected in the Consolidated Statements of Income and Comprehensive Income.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computers and software	3 years
Machinery and equipment	5 years
Furniture	7 years
Vehicles	4 years
Leasehold improvements	Remaining lease term

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on foreign currency translation adjustments to be included in other comprehensive income. As of December 31, 2007, the $571,000

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

Employee Stock Plans

We have adopted equity-based compensation plans that provide for the grant to employees of equity-based awards, including incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. In addition, these plans provide for the grant of non-statutory stock options to non-employee directors and consultants. We also have an Employee Stock Purchase Plan, which provides our employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 3 for a complete description of these plans and their accounting treatment.

Financial Presentation

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to 2007 presentation. The reclassifications had no material effect on total assets, liabilities, equity, net income (loss) or comprehensive income (loss) previously reported.

Net income per share

The following table sets forth the computation of basic and diluted income per share:

	2007	2006	2005
	(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$27,345	$46,698	$16,151

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,447	21,015	20,462
Effect of dilutive securities:
Employee stock options(1)	703	921	740

Dilutive potential common shares	703	921	740

Denominator for diluted earnings per share — adjusted	22,150	21,936	21,202

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS if their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2007, 2006, and 2005 was 784,684, 426,606, and 226,804 respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and we do not expect SFAS 157 to have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. We will adopt FSP FAS 157-1 beginning in the first quarter of fiscal year 2008 and we do not expect FSP FAS 157-1 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to apply this fair value option to our current financial instruments, and as such, do not expect SFAS 159 to have a material impact on our financial condition, results of operations or cash flows.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS 141R requires recognition of assets and liabilities of non-controlling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141R is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of the impact SFAS 141R will have on our financial condition, results of operations or cash flows.

3.	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including equity awards related to the 2004 Equity Incentive Plan (the “2004 Plan”) and employee stock purchases related to the 2003 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the twelve months ended December 31, 2007 and December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2007 and December 31, 2006 was $6.3 million and $3.4 million, respectively, which consisted of stock-based compensation expense related to the grant of stock options under the 2004 Plan and stock purchase rights under the ESPP. There was $19,000 of stock-based compensation expense related to the grant of stock options or stock purchase rights recognized during the twelve months ended December 31, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Income for the years ended December 31, 2007 and December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated annual forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Descriptions of Plans

2004 Equity Incentive Plan

In 2004, our Board of Directors and our stockholders approved adoption of the 2004 Plan. The 2004 Plan serves as the successor equity incentive program to our 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Upon adoption of the 2004 Plan, all remaining shares available for issuance under the 1995 Plan were transferred to the 2004 Plan.

Our 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2007, 3,227,707 shares of common stock were authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, we granted 750,000 stock options with an estimated total grant-date fair value of $7.4 million, including 3,000 shares granted to a consultant with a grant date fair value of $24,000. Of this amount, we estimated that the stock-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $1.6 million.

2003 Employee Stock Purchase Plan

In 2003, our stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. Our ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 10% of their base earnings withheld to purchase our common stock. Under the ESPP, we sold 90,018, 158,859 and 129,217 shares to employees in 2007, 2006 and 2005, respectively. As of December 31, 2007, 297,919 shares remained available for issuance under the 2003 ESPP.

During the year ended December 31, 2007, we granted purchase rights with an estimated total grant-date value of $2.0 million.

Impact of the Adoption of SFAS 123(R)

The effect of recording stock-based compensation for the years ended December 31, 2007 and December 31, 2006 was as follows (in thousands, except per share data):

	2007	2006

Stock-based compensation by type of award:
Stock options	$5,517	$2,803
Employee stock purchase plan	864	622
Amounts capitalized as inventory	(111)	(69)

Total stock-based compensation	6,270	3,356
Tax effect on stock-based compensation	(1,451)	(403)

Net effect on net income	$4,819	$2,953

Effect on earnings per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.13

Approximately $180,000 and $69,000 of stock-based compensation is included in inventory as of December 31, 2007 and December 31, 2006, respectively. No stock-based compensation was capitalized to inventory prior to our adoption of the provisions of SFAS 123(R) in the first quarter of 2006.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimate the fair value of stock options consistent with the provisions of SFAS 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated fair value of employee stock options granted during the twelve months ended December 31, 2007 and December 31, 2006 was $9.89 per share and $11.22 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the twelve months ended December 31, 2007 and December 31, 2006 was $8.23 per share and $9.68 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted-average assumptions:

	2007	2006

Stock Options:
Expected volatility	66.67%	74.44%
Risk free interest rate	4.05%	4.68%
Expected term of options (in years)	4.49	4.71
Dividend yield	None	None

	2007	2006

Stock Purchase Rights:
Expected volatility	63.15%	59.25%
Risk free interest rate	3.94%	4.67%
Expected term of purchase rights (in years)	1.97	1.92
Dividend yield	None	None

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Options outstanding at December 31, 2006	2,354,215	$11.47	7.93	$34,107,462
Options granted	750,000	$17.73
Options forfeited	(203,483)	$15.74
Options exercised	(312,878)	$7.97
Options outstanding at December 31, 2007	2,587,854	$13.37	7.64	$8,004,456
Vested and expected to vest at December 31, 2007	2,213,972	$12.97	7.50	$7,488,818
Options exercisable at December 31, 2007	894,800	$9.31	6.09	$5,322,412

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $14.54 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. During fiscal years 2007, 2006 and 2005 the aggregate intrinsic value of options exercised under our Equity Incentive Plan was $5.1 million, $4.8 million and $2.1 million, respectively, determined as of the date of option exercise.

The options outstanding and currently exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Number	Weighted
	Number of Shares	Contractual Term	Average	Vested and	Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 2.63 - $ 4.06	316,114	4.51	$2.99	288,530	$2.88
$ 4.12 - $ 7.72	358,175	6.53	$7.04	111,025	$6.28
$ 7.77 - $10.69	275,765	6.88	$9.20	182,665	$9.86
$10.95 - $15.40	280,950	8.45	$14.24	116,250	$12.93
$15.50 - $15.81	157,125	7.95	$15.80	39,000	$15.79
$16.13 - $16.13	720,475	9.01	$16.13	85,080	$16.13
$16.87 - $22.01	283,000	8.60	$19.49	44,000	$19.03
$22.40 - $29.45	196,250	7.94	$25.41	28,250	$23.91

$ 2.63 - $29.45	2,587,854	7.64	$13.37	894,800	$9.31

As of December 31, 2007, the unrecognized deferred stock-based compensation balance related to stock options was $10.3 million and will be recognized over an estimated weighted average amortization period of 1.63 years. The amortization period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Employee Stock Purchase Plan

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Purchase rights outstanding at December 31, 2007	354,816	$11.70	1.04	$1,008,826
Vested and expected to vest at December 31, 2007	313,050	$11.42	0.97	$976,332

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $14.54 as of December 31, 2007, which would have been received by the purchase right holders had all purchase right holders exercised their purchase rights as of that date. During fiscal years 2007, 2006 and 2005 the aggregate intrinsic value of purchase rights exercised under our ESPP was $317,000, $2.1 million and $806,000, respectively, determined as of the date of purchase.

During the twelve months ended December 31, 2007, 90,018 shares were purchased at an average per share price of $15.27. At December 31, 2007, there were 297,919 shares available to be issued under the ESPP.

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to purchase rights was $1.5 million and will be recognized over an estimated weighted average recognition period of 1.04 years. The recognition period is based on the expected term of the purchase right, which is defined as the period from grant date to expiration of the offering period.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Consistent with the disclosure provisions of SFAS 148, our net income (loss) and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

2005

Net income as reported	$16,151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,907)

Pro forma net income	$13,244

Earnings per share:
Basic — as reported	$0.79
Basic — pro forma	$0.65
Diluted — as reported	$0.76
Diluted — pro forma	$0.62

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of stock options granted was $6.58 for the year ended December 31, 2005. The weighted-average fair value of purchase rights granted was $5.14 for the year ended December 31, 2005. The fair value of each option grant and purchase right was estimated on the date of grant using the Black-Scholes Merton option valuation model with the following weighted average assumptions:

	Stock Options	Purchase Rights

Expected volatility	92.30%	91.74%
Risk free interest rate	4.30%	3.89%
Expected term of options and purchase rights (in years)	5.99	1.27
Dividend yield	None	None

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

4.	Business Combinations

Delta Nu, LLC

On January 31, 2007, we completed the acquisition of the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a total purchase price of $6 million. The purchase price was comprised of $2 million cash paid at the close of the acquisition and $2 million due on each of January 31, 2008 and January 31, 2009, which is in the form of a note. These notes do not bear interest. Interest is imputed, and the related Notes Payable are recorded at a discounted in the accompanying Consolidated Balance Sheet. As a result of the discount on the notes, the total allocated purchase price is $5.8 million. DeltaNu is a Laramie, Wyoming company specializing in small footprint and handheld Raman spectrometry instruments.

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

Net liabilities assumed, net of cash of $4	$(31)
Backlog	120
Trademarks/names	120
Customer relationships	60
Non-compete agreements	100

369
Goodwill	5,434

Total	$5,803

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Creative Display Systems, LLC

On November 9, 2007, we completed the acquisition of the assets and certain liabilities of Creative Display Systems, LLC (“CDS”) for a total purchase price of $6 million cash paid at the close of the acquisition. CDS is a Carlsbad, California company specializing in high-performance micro-display products for near-eye and portable applications in defense and commercial markets.

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

Net assets acquired, net of cash of $130	$1,896
Technology — I-Port	375
Technology — Optical Display	515
Backlog	110
Customer relationships	560
Non-compete agreements	40

3,496
Goodwill	2,471

Total	$5,967

The $6.0 million allocated purchase price consists of $6.0 million paid in cash and $97,000 in acquisition-related expenses, less cash acquired of $130,000. The estimated useful economic lives of the identified intangible assets acquired are ten years for the technology, thirteen years for the customer relationships, three years for the non-compete agreements and approximately three months for the backlog.

In accordance with SFAS No. 141, we allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. At December 31, 2007, we had recorded $7.9 million of goodwill on our Consolidated Balance Sheet. In accordance with SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. We did not record any impairment of goodwill during fiscal 2007.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for the year ended December 31, 2007 was $218,000. Future amortization expense for the existing amortizable intangible assets for the years ending December 31, is as follows:

2008	$335,000
2009	152,000
2010	143,000
2011	132,000
2012	132,000
Beyond	768,000

Total	$1,662,000

The results of operations for the acquired businesses have been included in our consolidated statements of operations for the period subsequent to our acquisition of DeltaNu and CDS. The results of operations for DeltaNu and CDS for periods prior to this acquisition were not material to our consolidated statements of operations and, accordingly, pro forma financial information has not been presented.

5.	Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, accounts receivable and foreign exchange forward contracts. We generally invest our excess cash in money market funds, Auction Rate Securities, commercial paper and debt securities of the U.S. government and its agencies, which each have contracted maturities of 25 months or less and an average maturity in aggregate of one year or less. By policy, our investments in commercial paper, Auction Rate Securities, certificates of deposit, Eurodollar time deposits, or banker’s acceptances are rated AAA or better, and we limit the amount of credit exposure to any one issuer.

Our accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2007, three customers accounted for 14%, 12% and 11%, respectively, of our accounts receivable and in aggregate accounted for 38% of net accounts receivable. At December 31, 2006, three customers accounted for 39%, 34% and 13%, respectively, of our accounts receivable and in aggregate accounted for 86% of net accounts receivable. At December 31, 2005, four customers accounted for 33%, 22%, 20% and 18%, respectively, of our accounts receivable and in aggregate accounted for 93% of net accounts receivable.

Our largest customers tend to change from period to period. Historically, a significant portion of our revenues in any particular period have been attributable to sales to a limited number of customers. In 2007, four customers accounted for 31%, 23%, 23% and 13%, respectively, of our consolidated net revenues and in aggregate accounted for 90% of net revenues. In 2006, three customers accounted for 52%, 22% and 19%, respectively, of our consolidated net revenues and in aggregate accounted for 93% of net revenues. In 2005, four customers accounted for 41%, 24%, 14% and 11%, respectively, of our consolidated net revenues and in aggregate accounted for 90% of net revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

Disk manufacturing products contributed a significant portion of our revenues in 2007, 2006, and 2005. We expect that our ability to maintain or expand our current levels of revenues in the future will depend upon continuing market demand for our products; our success in enhancing our existing systems and developing and manufacturing competitive disk manufacturing equipment, such as our 200 Lean; our success in developing both military and

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial products based on our low light technology; and our success in utilizing our expertise in complex manufacturing equipment to develop new equipment products for semiconductor manufacturing.

6.	Equity Investments

601 California Avenue LLC

In 1995, we entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”), with 601 California Avenue LLC (the “LLC”), a California limited liability company formed and owned by Intevac and certain stockholders of Intevac. Under the Operating Agreement we transferred our leasehold interest in the site of our discontinued night vision business in exchange for a Preferred Share in the LLC with a face value of $3.9 million. During 1996, the LLC formed a joint venture with Stanford University (the “Stanford JV”) to develop and lease the property. In December 2007, the Stanford JV sold the property, and LLC redeemed Intevac’s $3.9 million Preferred Share.

We accounted for the investment under the cost method and originally recorded our investment in the LLC at $2,431,000, which represented our historical carrying value of the leasehold interest in the site. The Company received dividends of $292,500, $390,000 and $390,000 in 2007, 2006 and 2005, respectively, from LLC. These dividends and the $1,469,000 gain realized upon redemption of the Preferred Share in December 2007 were included in other income and expense.

7.	Commitments and Contingencies

Leases

We lease certain facilities under non-cancelable operating leases that expire at various times up to February 2013. Certain of our leases contain provisions for rental adjustments, including a provision based on increases in the Bay Area Consumer Price Index. Included in other long term assets on the Consolidated Balance Sheets is $1.8 million of prepaid rent related to the effective rent on our long-term lease for our Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs.

Future minimum rental payments under these leases at December 31, 2007 are as follows (in thousands):

2008	$2,534
2009	2,520
2010	2,386
2011	2,310
2012	744
Beyond	36

Total	$10,530

Gross rental expense was approximately $3,300,000, $2,726,000, and $2,454,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. (a wholly owned subsidiary of Oerlikon) and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6,919,001, which relates to our 200 Lean system. Our complaint seeks monetary damages and an injunction that would bar Unaxis from making, using, offering to sell or selling in the United States, or importing into the United States, Unaxis’ allegedly infringing product. We believe we have meritorious claims, and we intend to pursue them vigorously.

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

On June 20, 2007, we filed a reply to the initial office action reexamination. Our reply addresses the office action’s rejections of the patent’s original claims and proposes amended claims that we believe are supported by the original patent’s specification. Unaxis responded to our reply, and the U.S. Patent Office is now considering both parties’ submissions. During the reexamination process, the patent remains valid.

8.	Employee Benefit Plan

Employee Savings and Retirement Plan

In 1991, we established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. We made cash contributions of $481,000, $437,000 and $327,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Employees may choose among twelve investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

We have various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of our employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to our executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $5.2 million, $8.3 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Segment Reporting

Segment Description

We have two reportable operating segments: Equipment and Imaging Instrumentation. Our Equipment business is a leader in the design, manufacture and marketing of high-productivity “lean” manufacturing systems and has been producing “Lean Thinking” platforms since 1994. We are the leading supplier of magnetic media sputtering equipment to the hard disk drive industry and offer leading-edge, high-productivity etch systems to the semiconductor industry. Our Imaging Instrumentation business is a leader in the development of compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. We provide sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification.

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

Business Segment Net Revenues

	2007	2006	2005
	(In thousands)

Equipment	$196,686	$248,482	$129,280
Imaging Instrumentation	19,148	11,393	7,949

Total	$215,834	$259,875	$137,229

Business Segment Profit (Loss)

	2007	2006	2005
	(In thousands)

Equipment(1)(2)	$32,903	$52,223	$20,413
Imaging Instrumentation(3)(4)	(2,919)	(4,826)	(5,798)
Corporate activities(5)	(2,548)	602	102

Operating income	27,436	47,999	14,717
Interest income	6,544	3,501	1,303
Other income and expense, net	1,598	277	552

Income before income taxes	$35,578	$51,777	$16,572

(1)	Includes inventory provisions of $839,000, $1.4 million and $782,000 in 2007, 2006 and 2005, respectively.

(2)	Includes stock-based compensation expense of $3.0 million and $2.1 million in 2007 and 2006, respectively.

(3)	Includes inventory provisions of $23,000, $124,000 and $91,000 in 2007, 2006 and 2005, respectively.

(4)	Includes stock-based compensation expense of $1.4 million and $525,000 in 2007 and 2006, respectively.

(5)	Includes stock-based compensation expense of $1.7 million and $777,000 in 2007 and 2006, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Assets

	2007	2006
	(In thousands)

Equipment	$36,637	$84,366
Imaging Instrumentation	26,715	7,379
Corporate activities	152,061	114,258

Total assets	$215,413	$206,003

Business Segment Property, Plant & Equipment

Additions	2007	2006
	(In thousands)

Equipment	$2,816	$5,702
Imaging Instrumentation	858	979
Corporate activities	2,061	1,742

Total additions	$5,735	$8,423

Depreciation	2007	2006	2005
	(In thousands)

Equipment	$2,228	$1,120	$822
Imaging Instrumentation	1,274	1,217	1,054
Corporate activities	701	509	274

Total depreciation	$4,203	$2,846	$2,150

Geographic Breakdown	2007	2006
	(In thousands)

United States	$14,368	$12,690
Asia	1,034	856

Net property, plant & equipment	$15,402	$13,546

Geographic Area Net Trade Revenues

	2007	2006	2005
	(In thousands)

United States	$38,801	$26,473	$39,754
Asia	175,907	233,158	96,694
Europe	1,083	244	781
Rest of world	43	—	—

Total revenues	$215,834	$259,875	$137,229

Revenues are attributable to the geographic area in which our customers are located. Net trade revenues in Asia includes shipments to Singapore, China, Japan and Malaysia.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision for income taxes on income from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal:
Current	$9,534	$9,479	$392
Deferred	(1,507)	(3,750)	—

	8,027	5,729	392
State:
Current	3	2	9
Deferred	(147)	(831)	—

	(144)	(829)	9
Foreign:
Current	350	179	20

Total	$8,233	$5,079	$421

Income before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

U.S.	$32,066	$51,004	$16,319
Foreign	3,512	773	253

	$35,578	$51,777	$16,572

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan reduced taxes currently payable for 2007 and 2006 by $3.0 million and $2.7 million, respectively. Such benefits were credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS No. 109 are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Vacation, rent, warranty and other accruals	$1,142	$2,090
Depreciation and amortization	186	44
Inventory valuation	3,217	3,135
Deferred income	99	248
Equity-based compensation	3,003	1,084
Research and other tax credit carry-forwards	2,472	590
Other	(47)	234

	10,072	7,425
Valuation allowance for deferred tax assets	(2,723)	(2,844)

Net deferred tax assets	$7,349	$4,581

As reported on the balance sheet:
Current assets
Deferred tax assets	$4,133	$4,488
Valuation allowance for deferred tax assets	(524)	(1,219)

Net current deferred tax assets	3,609	3,269
Other long term assets
Deferred tax assets	5,939	2,937
Valuation allowance for deferred tax assets	(2,199)	(1,625)

Net non-current deferred tax assets	3,740	1,312

Net deferred tax assets	$7,349	$4,581

The valuation allowance of $2.7 million is attributable to temporary differences and deferred research and development credits that are not realizable in 2008. State research credit carry-forwards of $1.5 million, net of a $1.0 million valuation allowance, do not expire.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision on income from continuing operations at the federal statutory rate of 35% to the income tax provision at the effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income taxes at the federal statutory rate	$12,452	$18,122	$5,795
State income taxes, net of federal benefit	27	(539)	6
Effect of foreign operations taxes at various rates	(879)	(93)	(39)
Research tax credits	(1,800)	(2,128)	—
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	(1,699)	(38)	(430)
Stock-based compensation	—	1,943	—
Change in valuation allowance	(121)	(12,188)	(4,911)
Other	253	—	—

Total	$8,233	$5,079	$421

Included in the above rate reconciliation is $2.7 million of favorable federal and state adjustments related to prior estimates for Domestic Activities Production Deduction, Extra-Territorial Income, research and development credits and deferred tax assets.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $5.3 million of undistributed earnings from non-U.S. operations as of December 31, 2007 because we intend to reinvest such earnings indefinitely outside of the United States. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. We will remit the non-indefinitely reinvested earnings of our non-U.S. subsidiaries where excess cash has accumulated and we determine that it is advantageous for business operations, tax or cash reasons.

We adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined that there would be no material impact on the financial statements for any years still subject to a potential tax audit. We did recognized an immaterial increase in the liability for unrecognized tax benefits. This liability arose due to a change in the state and local reporting methodology, which might affect certain tax attributes.

We did not accrue any interest or penalties related to these unrecognized tax benefits because we have other tax attributes which would offset any potential taxes due.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2004. Presently, there are no active income tax examinations in the jurisdictions where we operates.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Accrued Liabilities

	December 31,
	2007	2006
	(In thousands)

Accrued product warranties	$2,814	$4,208
Accrued taxes	185	1,533
Deferred income	1,541	573
Other	914	298

Total other accrued liabilities	$5,454	$6,612

12.	Quarterly Consolidated Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	Sept. 29,	Dec. 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Net sales	$76,374	$72,105	$50,604	$16,751
Gross profit	32,782	30,827	24,615	7,819
Net income (loss)	9,845	11,552	8,364	(2,416)
Basic income (loss) per share	$0.46	$0.54	$0.39	$(0.11)
Diluted income (loss) per share	0.44	0.52	0.38	(0.11)

	Three Months Ended
	April 1,	July 1,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

Net sales	$49,620	$59,542	$54,829	$95,884
Gross profit	17,306	21,262	23,280	39,111
Net income	7,011	9,333	9,013	21,341
Basic income per share	$0.34	$0.44	$0.43	$1.01
Diluted income per share	0.32	0.42	0.41	0.97

13.	Subsequent Events

Auction Rate Securities

At December 31, 2007, we held $81.5 million of Auction Rate Securities, valued at fair market value, which was equal to cost. Beginning in mid-February, certain of these Auction Rate Securities failed auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. All of our Auction Rate Securities are student loan structured issues, where the loans have been originated under the Department of Education’s Federal Family Education Loan Program and the principal and interest is 97% reinsured by the U.S. Department of Education. At this time, there has been no change in the AAA rating of these securities.

The auction failures for the specific type of Auction Rate Securities in which we invest are so recent that neither valuation models nor secondary markets yet exist. We will continue to monitor the market for our Auction Rate Securities and will analyze the valuation of these investments each reporting period. If the valuation of these investments decline, we may be required to record unrealized losses in other comprehensive income or impairment charges in 2008.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We intend and have the ability to hold these Auction Rate Securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that the cash generated by our operating activities, the scheduled maturities of other investments and the establishment of a standby line of credit will be sufficient to meet our cash requirements until the market for the Auction Rate Securities becomes liquid again.

Standby Line of Credit

On March 5, 2008, we entered into an agreement with Citigroup Global Markets Inc (“Citi”). for a secured revolving loan facility. This loan facility is secured by our Auction Rate Securities held at Citi. Approximately $20 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is Prime minus 1.5%, which is equal to, or less than, the interest we are earning on the Auction Rate Securities whose auctions have failed.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Assessment of Internal Controls Over Financial Reporting

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the framework in Internal Control — Integrated Framework , our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intevac have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Intevac, Inc.

We have audited Intevac, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intevac, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intevac Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Jose, California
March 14, 2008

Item 9B.	Other Information

On February 14, 2008, our Board of Directors approved an updated form of indemnification agreement applicable to our directors and certain of our officers. The form was intended to update the current form for our reincorporation into Delaware and general developments in corporate law since the adoption of our original form of indemnification agreement and was done as part of our ordinary course of corporate governance matters. While we have not yet executed this new form of agreement with our directors and officers, we intend to enter into these agreements in the first quarter of 2008, and a copy of the form of agreement is attached as Exhibit 10.9 to this Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding our code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance “ and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers” under Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.  The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans at December 31, 2007.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders(2)	2,587,854	$13.37	937,772
Equity compensation plans not approved by security holders	—	$—	—

Total	2,587,854	$13.37	937,772

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 297,919 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2007” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following consolidated financial statements of Intevac, Inc. are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Grant Thornton LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

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

3.	Exhibits

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(1)	Bylaws of the Registrant
10	.1+(2)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.2+(2)	The Registrant’s Employee Stock Purchase Plan, as amended
10	.3+(3)	The Registrant’s 2004 Equity Incentive Plan
10	.4(6)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Sixth Amendments
10	.5(2)	601 California Avenue LLC Limited Liability Operating Agreement, dated July 28, 1995
10	.6+(2)	The Registrant’s 401(k) Profit Sharing Plan
10	.7+(5)	The Registrant’s Executive Incentive Plan

Exhibit
Number		Description

10	.8(7)	Loan Facility with Citigroup Global Markets, Inc.
10.9		Director and Officer Indemnification Agreement
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 72)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(3)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed March 31, 2004

(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2005

(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 7, 2006

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed March 16, 2007

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 6, 2008

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

INTEVAC, INC.

By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Fairbairn and Jeffrey Andreson and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	March 14, 2008

/s/ JEFFREY ANDRESON (Jeffrey Andreson)	Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2008

/s/ DAVID DURY (David Dury)	Director	March 14, 2008

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	March 14, 2008

/s/ ROBERT LEMOS (Robert Lemos)	Director	March 14, 2008

/s/ PING YANG (Ping Yang)	Director	March 14, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
	Balance at	Charged (Credited)	Charged (Credited)			Balance at
	Beginning	to Costs and	to Other	Deductions —		End
Description	of Period	Expenses	Accounts	Describe		of Period
	(In thousands)

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$217	$211	$(268)	$6	(1)	$154
Inventory provisions	9,863	873	376	124	(2)	10,988
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$154	$(14)	$3	$—		$143
Inventory provisions	10,988	1,527	(32)	3,355	(2)	9,128
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$143	$(84)	$—	$2	(1)	$57
Inventory provisions	9,128	862	155	2,395	(2)	7,750

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company