Form 10-Q
period 2008-03-29
INTEVAC INC
filed 2008-05-08
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-26946

INTEVAC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3125814 (IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 2, 2008, 21,693,082 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$27,275	$27,673
Short-term investments	18,888	110,985
Trade and other accounts receivable, net of allowances of $57 at both March 29, 2008 and December 31, 2007	22,831	14,142
Inventories	22,203	22,133
Prepaid expenses and other current assets	3,266	4,162
Deferred tax assets	4,450	3,609

Total current assets	98,913	182,704
Property, plant and equipment, net	15,604	15,402
Long-term investments	78,788	2,009
Goodwill	7,905	7,905
Other intangible assets, net	1,714	1,782
Deferred income taxes and other long term assets	6,317	5,611

Total assets	$209,241	$215,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,929	$1,992
Accounts payable	6,825	7,678
Accrued payroll and related liabilities	3,478	8,610
Other accrued liabilities	5,185	5,454
Customer advances	3,910	4,340

Total current liabilities	21,327	28,074
Other long-term liabilities	190	278
Long-term note payable	—	1,898
Shareholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	122,389	120,056
Accumulated other comprehensive income (loss)	(764)	571
Retained earnings	66,077	64,514

Total shareholders’ equity	187,724	185,163

Total liabilities and shareholders’ equity	$209,241	$215,413

Note:  Amounts as of December 31, 2007 are derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$29,014	$73,593
Technology development	4,161	2,781

Total net revenues	33,175	76,374
Cost of net revenues:
Systems and components	15,169	42,129
Technology development	2,474	1,507
Inventory provisions	221	(44)

Total cost of net revenues	17,864	43,592

Gross profit	15,311	32,782
Operating expenses:
Research and development	9,388	12,192
Selling, general and administrative	7,064	7,513

Total operating expenses	16,452	19,705

Operating income (loss)	(1,141)	13,077
Interest expense	(65)	(46)
Interest income and other, net	1,476	1,366

Income before income taxes	270	14,397
Provision for (benefit from) income taxes	(1,293)	4,552

Net income	$1,563	$9,845

Other comprehensive income (loss):
Unrealized losses on securities held as available for sale	(1,567)	—
Foreign currency translation adjustments	232	21

Total comprehensive income	$228	$9,866

Basic income per share:
Net income	$0.07	$0.46
Shares used in per share amounts	21,647	21,293
Diluted income per share:
Net income	$0.07	$0.44
Shares used in per share amounts	22,053	22,188

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Operating activities
Net income	$1,563	$9,845
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,085	1,163
Inventory provisions	221	(44)
Equity-based compensation	1,527	1,357
Deferred income taxes	(298)	—
Changes in operating assets and liabilities	(15,921)	894

Total adjustments	(13,386)	3,370

Net cash and cash equivalents provided by (used in) operating activities	(11,823)	13,215
Investing activities
Purchases of investments	(7,000)	(43,700)
Proceeds from sales and maturities of investments	20,900	23,500
Acquisition of DeltaNu LLC, net of cash acquired	—	(2,084)
Purchases of leasehold improvements and equipment	(1,327)	(1,856)

Net cash and cash equivalents provided by (used in) investing activities	12,573	(24,140)
Financing activities
Net proceeds from issuance of common stock	804	1,645
Payment of note payable	(2,000)	—
Tax benefit from equity-based compensation	—	645

Net cash and cash equivalents provided by (used in) financing activities	(1,196)	2,290

Effect of exchange rate changes on cash	48	(9)

Net decrease in cash and cash equivalents	(398)	(8,644)
Cash and cash equivalents at beginning of period	27,673	39,440

Cash and cash equivalents at end of period	$27,275	$30,796

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Income taxes	$—	$1,500
Income tax refund	(1,135)	—
Other non-cash changes
Notes payable issued for the acquisition of DeltaNu, LLC	$—	$3,719

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

The financial information at March 29, 2008 and for the three-month periods ended March 29, 2008 and March 31, 2007 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that we consider necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The results for the three-month period ended March 29, 2008 are not considered indicative of the results to be expected for any future period or for the entire year.

“Intevac®,” “LIVAR®,” “D-STAR®,” “Lean Etchtm”, “200 Lean®”, “AccuLubertm”, ExamineRtm”, and “MOSIR®”, among others, are our trademarks.

2.	Concentrations

Historically, a significant portion of our revenues in any particular period has been attributable to sales to a limited number of customers. Our largest customers tend to change from period to period.

We evaluate the collectibility of trade receivables on an ongoing basis and provide reserves against potential losses when appropriate.

3.	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”. The adoption of FSP FAS 157-1 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We chose not to apply the provisions of SFAS 159.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS 141R requires recognition of assets and liabilities of non-controlling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141R is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We do not expect the adoption of this standard to have a material impact on our financial condition , results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities. SFAS is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting this standard.

4.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 29,	December 31,
	2008	2007
	(In thousands)

Raw materials	$12,733	$13,666
Work-in-progress	6,181	6,191
Finished goods	3,289	2,276

	$22,203	$22,133

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $7.7 million and $7.8 million at March 29, 2008 and December 31, 2007, respectively. Each quarter, we analyze our inventory (raw materials, work-in-progress and finished goods) against the forecast demand for the next 12 months. Raw materials with no forecast requirements in

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.

The following table displays the activity in the inventory reserve account for the three-month periods ending March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Beginning balance	$7,750	$9,128
Provisions in cost of sales	221	(44)
Provisions for refurbishment of consigned products	66	6
Disposals of inventory	(248)	(547)
Miscellaneous adjustments	(106)	—

Ending balance	$7,683	$8,543

5.	Stock-Based Compensation

At March 29, 2008, we had stock-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Our shareholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended March 29, 2008, we granted 18,250 stock options with an estimated total grant-date fair value of $114,000. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $26,000.

The ESPP provides that eligible employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended March 29, 2008, we granted purchase rights with an estimated total grant-date value of $408,000.

Compensation Expense

The effect of recording stock-based compensation for the three-month periods ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Stock-based compensation by type of award:
Stock options	$1,325	$1,145
Employee stock purchase plan	202	213
Amounts capitalized as inventory (released to cost of sales)	69	(4)

Total stock-based compensation	1,596	1,354
Tax effect on stock-based compensation	(626)	(428)

Net effect on net income	$970	$926

Effect on earnings per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $111,000 and $73,000 of stock-based compensation was capitalized as inventory at March 29, 2008 and March 31, 2007, respectively.

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

The weighted-average estimated value of employee stock options granted during the three months ended March 29, 2008 and March 31, 2007 was $6.25 per share and $15.91 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended March 29, 2008 and March 31, 2007 was $5.61 per share and $10.54 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Stock Options:
Expected volatility	65.18%	67.42%
Risk free interest rate	2.33%	4.49%
Expected term of options (in years)	4.5	4.5
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	61.26%	63.48%
Risk free interest rate	1.5%	4.84%
Expected term of purchase rights (in years)	1.3	1.0
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of our stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends and the assumption of not paying dividends in the future.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Options outstanding at December 31, 2007	2,587,854	$13.37	7.64
Options granted	18,250	$11.79
Options forfeited	(48,774)	$18.97
Options exercised	(7,750)	$8.38
Options outstanding at March 29, 2008	2,549,580	$13.27	7.53	$6,657,122
Vested and expected to vest at March 29, 2008	2,191,776	$12.91	7.37	$6,232,141
Options exercisable at March 29, 2008	969,050	$10.23	6.03	$4,454,637
Available to grant at March 29, 2008	670,377

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.26 as of March 29, 2008, which would have been received by the option holders had all options holders exercised their options as of that date. During the three months ended March 29, 2008 and March 31, 2007 the aggregate intrinsic value of options exercised under our Equity Incentive Plan was $24,000 and $3.6 million, respectively, determined as of the date of option exercise.

As of March 29, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $8.7 million and will be recognized over an estimated weighted average recognition period of 1.49 years. The recognition period is based on the expected term of the option, which is defined as the period from grant date to exercise date.

2003 Employee Stock Purchase Plan

A summary of activity under the above captioned plan is as follows:

Weighted
Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Purchase rights outstanding at March 29, 2008	308,291	$9.72	1.07	$1,091,350

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $13.26 as of March 29, 2008, which would have been received by the purchase right holders had all purchase rights been exercised as of that date. During the three months ended March 29, 2008 and March 31, 2007 the aggregate intrinsic value of shares purchased under our ESPP was $130,000 and $193,000, respectively, determined as of the date of purchase.

During the three months ended March 29, 2008, 79,810 shares were purchased at a price of $9.26 per share. At March 29, 2008, there were 218,109 shares available to be issued under the ESPP.

As of March 29, 2008, the unrecorded deferred stock-based compensation balance related to purchase rights was $1.0 million and will be recognized over an estimated weighted average recognition period of 0.7 years. The

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition period is based on the expected term of the purchase right, which is defined as the period from grant date to expiration of the offering period.

6.	Business Combinations

On January 31, 2007, we completed the acquisition of the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a total purchase price of $6 million. The purchase price was comprised of $2 million cash paid at the close of the acquisition and $2 million due on each of January 31, 2008 and January 31, 2009, which is in the form of a note. These notes do not bear interest. Interest is imputed, and the related Notes Payable is recorded at a discount in the accompanying Condensed Consolidated Balance Sheet. As a result of the discount on the notes, the total allocated purchase price is $5.8 million. DeltaNu is a Laramie, Wyoming company specializing in small footprint and handheld Raman spectrometry instruments.

On November 9, 2007, we completed the acquisition of the assets and certain liabilities of Creative Display Systems, LLC (“CDS”) for a total purchase price of $6 million cash paid at the close of the acquisition. CDS is a Carlsbad, California company specializing in high-performance micro-display products for near-eye and portable applications in defense and commercial markets.

We accounted for both acquisitions as taxable purchase transactions and, accordingly, the purchase prices have been allocated to tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. Purchased intangible assets are amortized on a straight-line basis over their respective useful lives.

In accordance with SFAS No. 141, we allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. At March 29, 2008, we had recorded $7.9 million of goodwill on our Consolidated Balance Sheet. In accordance with SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. We did not record any impairment of goodwill during the three months ended March 29, 2008.

Total amortization expense of purchased intangibles for the three months ended March 29, 2008 was $68,000. Future amortization expense for the existing amortizable intangible assets for the years ending December 31 is as follows:

2008 (remaining 9 months)	$267,000
2009	152,000
2010	143,000
2011	132,000
2012	132,000
Beyond	768,000

Total	$1,594,000

The results of operations for the acquired businesses have been included in our consolidated statements of operations for the periods subsequent to our acquisition of DeltaNu and CDS, respectively. The results of operations for DeltaNu and CDS for periods prior to their acquisition were not material to our consolidated statements of operations and, accordingly, pro forma financial information has not been presented.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Warranty

We provide for the estimated cost of warranty when revenue is recognized. Our warranty is per contract terms and for our systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through our distributor, we offer a 3 month warranty, where the remainder of any warranty period is the responsibility of the distributor. During the warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. We use estimated repair or replacement costs along with our historical warranty experience to determine our warranty obligation. We exercise judgment in determining the underlying estimates. We also provide for estimated retrofit costs, which typically relate to design changes or improvements we identify. On a case-by-case basis, we determine whether or not to retrofit systems in the field at no charge to the customer.

On the Condensed Consolidated Balance Sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the Condensed Consolidated Statement of Income and Comprehensive Income.

The following table displays the activity in the warranty provision account for the three-month periods ending March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Beginning balance	$3,092	$5,283
Expenditures incurred under warranties	(674)	(1,235)
Accruals for product warranties issued during the reporting period	435	1,074
Adjustments to previously existing warranty accruals	(275)	107

Ending balance	$2,578	$5,229

The following table displays the balance sheet classification of the warranty provision account at March 29, 2008 and at December 31, 2007:

	March 29,	December 31,
	2008	2007
	(In thousands)

Other accrued liabilities	$2,413	$2,814
Other long-term liabilities	165	278

Total warranty provision	$2,578	$3,092

8.	Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Cash, Cash Equivalents and Investments

Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Our investments consist principally of highly rated debt instruments with maturities generally between one and twenty-five months. We account for our investments in accordance with Statement of Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses associated with our investments, if any, are reported in stockholder’s equity. Cash balances held in foreign bank accounts totaled $3.5 million and $4.3 million at March 29, 2008 and December 31, 2007, respectively. Included in accounts payable is $1.7 million and $2.1 million of book overdraft at March 29, 2008 and December 31, 2007, respectively. The table below presents the amortized principal amount, major security type and maturities for our investments:

	March 29,	December 31,
	2008	2007
	(In thousands)

Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$20,893	$29,744
Auction rate securities	76,783	81,450
Corporate debt securities	—	1,800

Total investments in debt securities	$97,676	$112,994

Short-term investments	$18,888	$110,985
Long-term investments	78,788	2,009

Total investments in debt securities	$97,676	$112,994

Approximate fair value of investments in debt securities	$97,802	$113,029

As of March 29, 2008, we had $78.4 million par value invested in auction rate securities (“ARS”). All of our ARS are student loan structured issues, where the loans have been originated under the Department of Education’s Federal Family Education Loan Program (“FFELP”). The principal and interest are 97-98% reinsured by the U.S. Department of Education, the collateral ratios range from 103% to 113%, and there have been no changes to the AAA rating of the securities. Beginning in mid-February, these ARS failed auction due to sell orders exceeding buy orders, primarily driven by the decision of the investment banks to not continue participating in the auctions. As of this date, all of our holdings have experienced at least two failed auctions. Our investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured. As a result, we have recorded an unrealized loss for the three months ended March 29, 2008. This unrealized loss was determined in accordance with SFAS 157, which we adopted on January 1, 2008.

As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data or other observable inputs, the value of our ARS and the resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, we arrived at the impairment amount through a model where we compared the expected rate of return on our ARS to similar other rates of return which an investor would demand in the market. We discounted the securities over a three-year period, which is reflective of the length of time we anticipate it may take the ARS to become liquid. Comparing the rate of return generated by our ARS portfolio to the rate of return an investor would demand in the market resulted in a valuation

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 98% for our ARS investments. The reclassification of these securities from current assets to long-term assets was deemed appropriate, as we believe that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 49 years) to realize these investments’ recorded value. We currently believe these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and our ability to hold these securities for the foreseeable future.

Based on our valuation model and an analysis of other-than-temporary impairment factors, we wrote down our ARS investments to an estimated fair value of $76.8 million at March 29, 2008. This write-down resulted in a temporary impairment charge of $1.6 million, which is reflected as unrealized loss within other comprehensive income. We review impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-01 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary.

10.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Numerator:
Numerator for diluted earnings per share — income available to common stockholders	$1,563	$9,845

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,647	21,293
Effect of dilutive securities:
Employee stock compensation(1)	406	895

Dilutive potential common shares	406	895

Denominator for diluted earnings per share — adjusted	22,053	22,188

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 29, 2008 and March 31, 2007 was 1,597,575 and 249,850 respectively.

11.	Segment Reporting

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Segment Net Revenues

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Equipment	$26,973	$72,446
Imaging Instrumentation	6,202	3,928

Total	$33,175	$76,374

Business Segment Profit & Loss

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

Equipment	$496	$14,989
Imaging Instrumentation	(821)	(1,600)
Corporate activities	(816)	(312)

Operating income (loss)	(1,141)	13,077
Interest expense	(65)	(46)
Interest income	1,513	1,238
Other income and expense, net	(37)	128

Income before income taxes	$270	$14,397

Business Segment Net Assets

	March 29,	December 31,
	2008	2007
	(In thousands)

Equipment	$44,614	$36,637
Imaging Instrumentation	25,745	26,715
Corporate activities	138,882	152,061

Total	$209,241	$215,413

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Area Net Trade Revenues

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)

United States	$6,771	$7,000
Asia	25,845	69,004
Europe	559	370

Total	$33,175	$76,374

12.	Income Taxes

For the three months ended March 29, 2008, we accrued income tax using an effective tax rate of (478.9)% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of our worldwide earnings. Due to the fact that an overall tax benefit is projected for the year based on positive pre-tax earnings, the quarterly effective rate is computed by separately applying an estimated U.S. tax rate to U.S. earnings and an estimated foreign tax to foreign earnings to arrive at an overall effective tax rate for the quarter in accordance with FASB Interpretation No. 18 “Accounting for income Taxes in Interim Periods, an interpretations of APB opinion No. 28.” Our deferred tax asset of $11.8 million is partially offset by a valuation allowance, resulting in a net deferred tax asset of $9.1 million at March 29, 2008. The valuation allowance is attributable to state temporary differences and deferred research and development credits that are not realizable in 2008.

For the three months ended March 31, 2007, we accrued income tax using an effective tax rate of 31.6% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our effective tax rate is highly dependent on the availability of tax credits and the geographic composition of our worldwide earnings.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At January 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since January 1, 2007. As a result, the adoption of FIN 48 did not have an effect on our financial condition, or results of operation.

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

13.	Contingencies

On July 7, 2006, we filed a patent infringement lawsuit against Unaxis USA, Inc. (a wholly owned subsidiary of Oerlikon) and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. Our lawsuit against Unaxis asserts infringement by Unaxis of United States Patent

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three-month period ending March 29, 2008, we sold stock to our employees under Intevac’s Equity Incentive and Employee Stock Purchase Plans. A total of 87,560 shares were issued under these plans, for which we received $804,000.

15.	Financial Presentation

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to 2008 presentation. The Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2007 was reclassified to reflect the year-end 2007 presentation of the cash flow impact of the acquisition of DeltaNu, LLC. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income (loss) or comprehensive income (loss) previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to our shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, cash balances and financial results in 2008; our projected customer requirements for new capacity and for technology upgrades for their installed base of our thin-film disk sputtering equipment, and when, and if, our customers will place orders for these products; our Imaging Instrumentation business’ ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise our backlog for revenue; and that the auction rate securities market recovery is delayed. Our actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed in March 2008, and our periodic Form 10-Q’s and Form 8-K’s.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in our consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in Item 1A of Part II below entitled “Risk Factors.” Nonetheless, based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of these policies, management believes that our consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of our financial condition and results of operation.

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

Revenue Recognition

Certain of our system sales with customer acceptance provisions are accounted for as multiple-element arrangements. If we have previously met defined customer acceptance levels with the specific type of system, then we recognize revenue for the fair market value of the system upon shipment and transfer of title, and recognize revenue for the fair market value of installation and acceptance services when those services are completed. We estimate the fair market value of the installation and acceptance services based on our actual historical experience of the relative cost of such installation and acceptance services. For systems that have generally not been demonstrated to meet a particular customer’s product specifications prior to shipment, revenue recognition is typically deferred until customer acceptance. For example, while initial shipments of our 200 Lean System were recognized as revenue upon customer acceptance during 2004, revenue was recognized upon shipment for the majority of 200 Leans shipped in 2005, 2006 and 2007. The systems shipped in the first quarter of 2008 and the five Gen I 200 Lean systems in backlog at March 29, 2008 are for a customer for whom we have met defined customer acceptance levels, and we expect to recognize revenue upon shipment. We anticipate that we will recognize revenue on our newly developed systems in 2008, including the two Gen II 200 Lean systems currently in backlog, upon customer acceptance, until such systems meet defined customer acceptance levels.

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

We perform research and development work under various government-sponsored research contracts. These contracts are a mixture of best efforts cost-plus-fixed-fee (“CPFF”) and firm fixed-price (“FFP”). Revenue on CPFF contracts is recognized in accordance with contract terms, typically as costs are incurred. Revenue on FFP contracts is generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Provisions for estimated losses on government-sponsored research contracts are recorded in the period in which such losses are determined.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2007, $7.3 million of the deferred tax asset was recorded on the balance sheet, net of a valuation allowance of $2.7 million. This represents the amount of the deferred tax asset from which we expect to realize a benefit. We cannot predict with certainty when, or if, we will realize the benefit of the portion of the deferred tax asset currently offset with a valuation allowance.

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

Results of Operations

Three Months Ended March 29, 2008 and March 31, 2007.

Net revenues

			Change over
	Three Months Ended		Prior Period
	March 29,	March 31,
	2008	2007	Amount	%
	(In thousands, except percentages)

Equipment net revenues	$26,973	$72,446	$(45,473)	(63)%
Imaging Instrumentation net revenues	6,202	3,928	2,274	58%

Total net revenues	$33,175	$76,374	$(43,199)	(57)%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; flat panel equipment technology license fees; contract research and development related to the development of electro-optical sensors, cameras and systems; and low light imaging products.

Equipment revenue for the three months ending March 29, 2008 included revenue recognition for two 200 Lean Systems, ten disk lubrication systems, one Acculubertm, which was accepted by the customer, and revenue from disk equipment technology upgrades and spare parts. We shipped our initial Gen II 200 Lean system as a customer evaluation unit. The Gen II system is an upgrade of our Gen I 200 Lean system and features a 25% improvement in throughput, improved uptimes and reduced particle contamination compared to the original 200 lean system. No revenue was recognized on this system during the three months ended March 29, 2008. Equipment revenue for the three months ending March 31, 2007 included revenue recognition for thirteen 200 Lean systems, and revenue from disk equipment technology upgrades and spare parts. We also sold a D-Star® flat panel technology license for $1.3 million during the three months ended March 31, 2007. We expect Equipment revenues in 2008 to be significantly lower than in 2007, due to fewer shipments of 200 Lean systems. The reduction in 200 Lean shipments in 2008 is due primarily to our customers’ use of legacy MDP 250B systems that have been sitting idle for at least a year.

Imaging Instrumentation revenue for the three months ending March 29, 2008 consisted of $4.1 million of research and development contract revenue and a record $2.1 million of product sales. Revenue for the three months ending March 31, 2007 consisted of $2.8 million of research and development contract revenue and $1.1 million of product sales. The increase in product revenue resulted from higher sales of digital night vision camera modules and commercial products. Product revenue included contributions from DeltaNu and Creative Display Systems, both of which were acquired in 2007. The increase in contract research and development revenue was the result of a higher volume of contracts and incremental revenue generated from contract close-outs. We expect Imaging Instrumentation revenue to grow significantly, due primarily to increased product sales, which we expect to represent over 50% of our Imaging Instrumentation revenue in 2008. Substantial growth in future Imaging Instrumentation revenues is dependent on proliferation of our technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Our backlog of orders at March 29, 2008 was $43.5 million, as compared to $34.2 million at December 31, 2007 and $92.8 million at March 31, 2007. The $43.5 million of backlog at March 29, 2008 consisted of $35.1 million of Equipment backlog and $8.4 million of Imaging Instrumentation backlog. The $34.2 million of backlog at December 31, 2007 consisted of $28.4 million of Equipment backlog and $5.8 million of Imaging Instrumentation backlog. Backlog at March 29, 2008 includes seven 200 Lean systems, compared to two at December 31, 2007 and fourteen at March 31, 2007.

International sales decreased by 62% to $26.4 million for the three months ended March 29, 2008 from $69.4 million for the three months ended March 31, 2007. International revenues include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems and disk equipment technology upgrades and spare parts. Substantially all of our international sales are to customers in Asia. International sales constituted 80% of net revenues for the three months ended March 29, 2008 and 91% of net revenues for the three months ended March 31, 2007. Our mix of domestic versus international sales will change from period to period depending on the location of our largest customers in each period.

Gross margin

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In thousands, except percentages)

Equipment gross profit	$12,708	$31,345	(59)%
% of Equipment net revenues	47.1%	43.3%
Imaging instrumentation gross profit	$2,603	$1,437	81%
% of Imaging net revenues	42.0%	36.6%
Total gross profit	$15,311	$32,782	(53)%
% of net revenues	46.2%	42.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended March 29, 2008 and March 31, 2007 included $249,000 and $173,000 of equity-based compensation expense, respectively.

Equipment gross margin improved to 47.1% in the three months ended March 29, 2008 from 43.3% in the three months ended March 31, 2007. The higher gross margin was due primarily to upgrades and spares being a larger portion of our product mix and the impact of our product cost reduction programs. We expect the gross margin for the Equipment business in 2008 to be somewhat lower than in 2007, primarily as a result of a reduction in volume. Gross margins in the Equipment business will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Imaging Instrumentation gross margin improved to 42.0% in the three months ended March 29, 2008 from 36.6% in the three months ended March 31, 2007. The increase in gross margin resulted primarily from higher margins on development contracts and an increased percentage of revenue derived from higher-margin product shipments, including products shipped by DeltaNu and Creative Display Systems, both of which were acquired in 2007. We expect the gross margin for the Imaging Instrumentation business in 2008 to improve over 2007, primarily as a result of the projected increase in product sales, which typically carry higher gross margins.

Research and development

			Change over
	Three Months Ended		Prior Period
	March 29,	March 31,
	2008	2007	Amount	%
	(In thousands, except percentages)

Research and development expense	$9,388	$12,192	$(2,804)	(23)%
% of net revenues	28.2%	16.0%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and Imaging Instrumentation products. Research and development expense for the three months ended March 29, 2008 and March 31, 2007 included $466,000 and $502,000 of equity-based compensation expense, respectively.

Research and development spending decreased in both Equipment and in Imaging Instrumentation during the three months ended March 29, 2008 as compared to the three months ended March 31, 2007. The decrease in Equipment spending was due primarily to a reduction in charges to development projects for purchased parts and other materials, and, to a lesser extent, a reduction in accruals for bonus and employee profit sharing plans. The decrease in Imaging Instrumentation research and development spending was due primarily to labor being directed to research and development contracts, under which the labor is reflected as cost of net revenues. Engineering headcount decreased from 137 at March 31, 2007 to 129 at March 29, 2008. We expect that research and development spending will decrease slightly in 2008 due primarily to a reduction in expenditures related to the initial development of our Lean Etchtm product line.

Research and development expenses do not include costs of $2,474,000 and $1,507,000 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively, which are related to contract research and development and included in cost of net revenues.

Selling, general and administrative

			Change over
	Three Months Ended		Prior Period
	March 29,	March 31,
	2008	2007	Amount	%
	(In thousands, except percentages)

Selling, general and administrative expense	$7,064	$7,513	$(449)	(6)%
% of net revenues	21.3%	9.8%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by our Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. We also have subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support our equipment customers in Asia. Selling, general and administrative expense for the three months ended March 29, 2008 and March 31, 2007 included $881,000 and $679,000, of equity-based compensation expense, respectively.

The decrease in selling, general and administrative spending in the three months ended March 29, 2008 was primarily the result of decreases in costs related to business development, customer service and support in the Equipment business, a reduction in legal expenses associated with the Unaxis litigation and a reduction in accruals for bonus and employee profit sharing plans, partially offset by the added expense associated with the two companies acquired in 2007. Our selling, general and administrative headcount increased from 87 at March 31, 2007 to 111 at March 29, 2008. We expect that selling, general and administrative expenses will increase in 2008 over the amount spent in 2007 due primarily to a projected increase in costs related to customer service and support for the Equipment business and the addition of key business development personnel in the Imaging Instrumentation business. This will be partially offset by lower provisions for employee profit sharing and bonus plans, resulting from our expectations of lower profits in 2008.

Interest income and other, net

			Change over
	Three Months Ended		Prior Period
	March 29,	March 31,
	2008	2007	Amount	%
	(In thousands, except percentages)

Interest income and other, net	$1,411	$1,320	$91	7%

Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The increase in the three months ended March 29, 2008 was driven by a higher average balance of investments, partially offset by foreign currency losses. We expect interest income and other, net to decrease in 2008 due to the sale of our real estate investment in the fourth quarter of 2007 and a reduction in interest income due primarily to a reduction in interest rates.

Provision for income taxes

			Change over
	Three Months Ended		Prior Period
	March 29,	March 31,
	2008	2007	Amount	%
	(In thousands, except percentages)

Provision for income taxes	$(1,293)	$4,552	$(5,845)	N/A

For the three months ended March 29, 2008, we accrued income tax using an effective tax rate of (478.9)% of pretax income. This rate is based on an estimate of our annual tax rate calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Our tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of our worldwide earnings. Due to the fact that an overall tax benefit is projected for the year based on positive pre-tax earnings, the quarterly effective rate is computed by separately applying an estimated U.S. tax rate to U.S. earnings and an estimated foreign tax to foreign earnings to arrive at an overall effective tax rate for the quarter in accordance with FASB Interpretation No. 18 “Accounting for income Taxes in Interim Periods, an interpretations of APB opinion No. 28.” Our deferred tax asset of $11.8 million is partially offset by a valuation allowance, resulting in a net deferred tax asset of $9.1 million at March 29, 2008. The valuation allowance is attributable to state temporary differences and deferred research and development credits that are not realizable in 2008.

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

Stock-Based Compensation

During the three months ended March 29, 2008 and March 31, 2007, we recorded stock-based compensation expense related to stock options of $1.3 million and $1.1 million, respectively. As of March 29, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $8.7 million and will be recognized over an estimated weighted average recognition period of 1.49 years.

The compensation cost associated with the employee stock purchase plan for the three months ended March 29, 2008 and March 31, 2007 was $202,000 and $213,000, respectively. There were 79,810 shares purchased under the employee stock purchase plan during the three months ended March 29, 2008.

Approximately $111,000 and $73,000 of stock-based compensation was capitalized as inventory at March 29, 2008 and March 31, 2007, respectively.

Liquidity and Capital Resources

At March 29, 2008, we had $125.0 million in cash, cash equivalents, and investments compared to $140.7 million at December 31, 2007. During the first fiscal quarter of 2008, cash and cash equivalents decreased by $398,000, due primarily to the cash used by operating activities, purchase of fixed assets and a scheduled payment to the owners of DeltaNu, LLC, which was only partially offset by the net sale of investments.

Operating activities used cash of $11.8 million in the first quarter of 2008 and provided cash of $13.2 million in the first quarter of 2007. The decrease in cash provided by operating activities was due primarily to the reduction in net income in the first quarter of 2008, an increase in accounts receivable, and a decrease in accrued payroll during the first quarter of 2008.

Accounts receivable totaled $22.8 million at March 29, 2008, compared to $14.2 million at December 31, 2007. The increase of $8.6 million in the receivable balance was due primarily to the 200 Lean systems recognized for revenue in the first quarter and billings for customer advances related to the Gen II 200 Lean order received in the quarter. Total net inventories were essentially unchanged during the first quarter of 2008. Accounts payable decreased $853,000 to $6.8 million at March 29, 2008. Accrued payroll and related liabilities decreased by $5.1 million during the three months ended March 29, 2008 due primarily to bonuses and profit sharing payments. Other accrued liabilities declined by $382,000 to $5.4 million. Customer advances decreased by $430,000 during the first quarter of 2008, as liquidations related to revenue recognition were slightly higher than new advances billed to our customers.

Investing activities in the first three months of 2008 provided cash of $10.6 million. Proceeds from the sale and maturities of investments, net of new purchases, totaled $13.9 million. Capital expenditures for the three months ended March 29, 2008 were $1.3 million.

Financing activities provided cash of $804,000 during the three months ended March 29, 2008 due to the sale of Intevac common stock to our employees through our employee benefit plans. We made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which we acquired in the first quarter of 2007.

We have generated operating income for the last three fiscal years, after incurring annual operating losses from 1998 through 2004. We currently expect to incur a slight operating loss in 2008, due to the reduction in Equipment revenue as compared to 2007.

As of March 29, 2008, we had $78.4 million par value invested in auction rate securities (“ARS”). During the three months ended March 29, 2008, we recorded an unrealized loss of $1.6 million due to the failure of the auctions associated with these securities. We have determined this reduction in fair value to be temporary. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements and Item 1A Risk Factors for further details regarding our investments in ARS.

We have entered into a line of credit with Citigroup Global Markets Inc. under which approximately $20 million is available to us. We intend to use this line to help secure our ability to fund our cash requirements until we are able to liquidate our ARS holdings.

We believe that our existing cash, cash equivalents, short-term investments and credit facility will be sufficient to meet our cash requirements for the foreseeable future. We intend to undertake approximately $6 to $7 million in capital expenditures during the remainder of 2008.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that will be settled in cash. These obligations consist primarily of operating leases and purchase orders placed in the normal course of business. The expected future cash flows required to meet these obligations as of March 29, 2008 are shown in the table below.

		Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$10,393	$2,553	$5,044	$2,737	$59
Purchase obligations	17,086	17,086	—	—	—

Total	$27,479	$19,639	$5,044	$2,737	$59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at March 29, 2008.

						Fair
	2008	2009	2010	Beyond	Total	Value
		(In thousands, except percentages)

Cash equivalents
Fixed rate amounts	$5,991	—	—	—	$5,991	$5,995
Weighted-average rate	3.32%
Variable rate amounts	$8,569	—	—	—	$8,569	$8,569
Weighted-average rate	1.30%
Short-term investments
Fixed rate amounts	$18,888	—	—	—	$18,888	$19,005
Weighted-average rate	4.25%
Long-term investments
Fixed rate amounts	—	$2,005	—	—	$2,005	$2,014
Weighted-average rate		4.43%
Variable rate amounts	—	—	—	$76,783	$76,783	$76,783
Weighted-average rate				3.78%
Total investment portfolio	$33,448	$2,005	—	$76,783	$112,236	$112,366

Due to the short-term nature of the substantial portion of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In the first quarter of 2008, our Auction Rate Securities have experienced multiple failed auctions. Based on our valuation model and an analysis of other-than-temporary impairment factors, we wrote down our ARS investments to an estimated fair value of $76.8 million at March 29, 2008. This write-down resulted in a temporary impairment charge of $1.6 million, which is reflected as unrealized loss within other comprehensive income. We review impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-01 and

FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such as unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.

Foreign exchange risk.  From time to time, we enter into foreign currency forward exchange contracts to economically hedge certain of our anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on our operating results. At March 29, 2008, we had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 29, 2008, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2008.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2007, one of our customers accounted for 31% of our revenues, and four customers in the aggregate accounted for 90% of our revenues. The same four customers, in the aggregate, accounted for 31% of our net accounts receivable at December 31, 2007. During 2006, Seagate acquired Maxtor, and during 2007 Western Digital acquired Komag. This consolidation in the industry limits the number of potential customers for our products. Orders from a relatively limited number of magnetic disk manufacturers have accounted for, and likely will continue to account for, a substantial portion of our revenues. The loss of, or delays in purchasing by, any one of our large customers would significantly reduce potential future revenues. In addition, the concentration of our customer base may enable customers to demand pricing and other terms unfavorable to us, and makes us more vulnerable to any changes in demand by a given customer. Furthermore, the concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, during 2007 revenues ranged between $76.4 million in the first quarter and $16.8 million in the fourth quarter.

Our operating results fluctuate significantly from quarter to quarter, which may cause the price of our stock to decline.

Over the last nine quarters, our revenues per quarter have fluctuated between $16.8 million and $95.9 million. Over the same period our operating income (loss) as a percentage of revenues has fluctuated between approximately 23% and (42%) of revenues. We anticipate that our revenues and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

Our stock price is volatile.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. Over the last 12 months, the closing price of our common stock, as traded on The Nasdaq National Market, fluctuated from a low of $10.14 per share to a high of $26.77 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

The liquidity of our Auction Rate Securities is currently impaired, which may impact our ability to meet our cash requirements and require additional debt funding.

At March 29, 2008, we held $78.4 million of Auction Rate Securities (“ARS”). The market for these securities has historically been highly liquid, even though our ARS have underlying maturities ranging from 23 to 40 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days, depending on the terms of the individual security, in which the interest paid on each security was reset to current market rates.. We did not previously intend to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Beginning in mid-February of 2008, our ARS began incurring failed auctions due to sell orders exceeding buy orders, primarily driven by the decision of the investment banks to not continue participating in the auctions. As of March 29, 2008, all of our holdings have experienced at least two failed auctions. The funds associated with failed auctions will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured. We do not know when, or if, one of these circumstances will occur. All of our ARS are student loan structured issues, where the loans have been originated under the Department of Education’s Federal Family Education Loan Program and the principal and interest is 97-98% reinsured by the U.S. Department of Education. At this time, there has been no change in the AAA ratings of these securities, but there is no assurance that the AAA ratings will be maintained in the future.

At March 29, 2008, we analyzed the fair value of our ARS using the guidance of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” Based on our analysis, we concluded that our ARS holdings had a valuation equal to 98% of par value. We further concluded that the fair value impairment was temporary and recorded an unrealized loss equal to 2% of par value or $1.6 million. Since we could not be certain that the liquidity issues would be resolved within twelve months, we reclassified all of these securities from short-term to long-term investments. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for further details regarding our investments in ARS. If the issuer of the ARS is unable to successfully close future auctions; or does not redeem the ARS; or the United States government fails to support its guaranty of the obligations; or the United States Department of Education fails to support its guarantee of the obligations; or these or any other valuation metrics or processes change, then we may be required to further adjust the carrying value of our ARS and/or record an other-than-temporary impairment charge.

At March 29, 2008 after reclassifying our ARS from short-term to long-term investments, we held $46.2 million of cash and short-term investments. In order to increase our liquidity we entered into a line of credit with Citigroup Global Markets Inc., under which approximately $20 million is available to us, secured by $57.9 million of our ARS. If we are unable to maintain the line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the Auction Rate Securities becomes liquid again and we may have to seek additional debt funding to finance our operations.

Failure to liquidate our portfolio of auction rate securities or otherwise convert them into liquid assets could have a material and adverse effect on our business, financial condition and results of operations.

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

Our effective tax rate in 2007 was well below the applicable statutory rates due primarily to permanent differences and the utilization of research and development credits. In 2006, our effective tax rate was well below the applicable statutory rates due primarily to the utilization of net operating loss carry-forwards and deferred credits.

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

Date: May 8, 2008

By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: May 8, 2008

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