Form 10-Q
period 2008-06-28
INTEVAC INC
filed 2008-08-07
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
On August 1, 2008, 21,791,135 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,960	$27,673
Short-term investments	11,948	110,985
Trade and other accounts receivable, net of allowances of $88 at June 28, 2008 and $57 at December 31, 2007	29,111	14,142
Inventories	25,730	22,133
Prepaid expenses and other current assets	3,189	4,162
Deferred income taxes	4,981	3,609

Total current assets	100,919	182,704
Property, plant and equipment, net	15,404	15,402
Long-term investments	78,195	2,009
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $362 at June 28, 2008 and $218 at December 31, 2007	1,638	1,782
Deferred income taxes and other long term assets	6,750	5,611

Total assets	$210,811	$215,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	$1,952	$1,992
Accounts payable	6,155	7,678
Accrued payroll and related liabilities	4,971	8,610
Other accrued liabilities	4,912	5,454
Customer advances	3,858	4,340

Total current liabilities	21,848	28,074
Other long-term liabilities	271	278
Long-term note payable	—	1,898
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid in capital	124,153	120,056
Accumulated other comprehensive income (loss)	(623)	571
Retained earnings	65,140	64,514

Total stockholders’ equity	188,692	185,163

Total liabilities and stockholders’ equity	$210,811	$215,413

Note: Amounts as of December 31, 2007 are derived from the December 31, 2007 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$28,126	$69,603	$57,140	$143,196
Technology development	4,006	2,502	8,167	5,283

Total net revenues	32,132	72,105	65,307	148,479
Cost of net revenues:
Systems and components	16,597	39,895	31,987	81,980
Technology development	2,402	1,383	4,876	2,890

Total cost of net revenues	18,999	41,278	36,863	84,870

Gross profit	13,133	30,827	28,444	63,609
Operating expenses:
Research and development	8,418	9,648	17,806	21,840
Selling, general and administrative	7,413	7,839	14,477	15,352

Total operating expenses	15,831	17,487	32,283	37,192

Operating profit (loss)	(2,698)	13,340	(3,839)	26,417
Interest income and other, net	806	1,538	2,217	2,858

Income (loss) before income taxes	(1,892)	14,878	(1,622)	29,275
Provision (benefit) for income taxes	(955)	3,326	(2,248)	7,878

Net income (loss)	$(937)	$11,552	$626	$21,397

Other comprehensive income (loss):
Unrealized gain (loss) on securities held as available for sale	12	—	(1,555)	—
Foreign currency translation adjustments	129	(11)	361	10

Total comprehensive income (loss)	$(796)	$11,541	$(568)	$21,407

Basic income (loss) per share:
Net income (loss)	$(0.04)	$0.54	$0.03	$1.00
Shares used in per share amounts	21,691	21,396	21,669	21,345
Diluted income (loss) per share:
Net income (loss)	$(0.04)	$0.52	$0.03	$0.97
Shares used in per share amounts	21,691	22,146	22,115	22,167
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 28,	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities
Net income	$626	$21,397
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,252	2,187
Equity-based compensation	3,238	2,738
Deferred income taxes	(2,800)	—
Changes in operating assets and liabilities	(23,359)	(9,005)

Total adjustments	(20,669)	(4,080)

Net cash and cash equivalents (used in) provided by operating activities	(20,043)	17,317
Investing activities
Purchases of investments	(7,000)	(71,661)
Proceeds from maturities of investments	28,500	48,200
Acquisition of DeltaNu LLC, net of cash acquired	—	(2,083)
Purchases of leasehold improvements and equipment	(2,263)	(3,406)

Net cash and cash equivalents provided by (used in) investing activities	19,237	(28,950)
Financing activities
Net proceeds from issuance of common stock	940	1,861
Repayment of note payable	(2,000)	—
Excess tax benefit from equity-based compensation	—	767

Net cash and cash equivalents (used in) provided by financing activities	(1,060)	2,628
Effect of exchange rate changes on cash	153	7

Net decrease in cash and cash equivalents	(1,713)	(8,998)
Cash and cash equivalents at beginning of period	27,673	39,440

Cash and cash equivalents at end of period	$25,960	$30,442

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Income taxes	$—	$6,544
Income tax refund	$(1,135)	$—
Other non-cash changes
Notes payable issued for the acquisition of DeltaNu, LLC	$—	$3,720
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1. Basis of Presentation
Basis of Presentation
     In the opinion of management, the unaudited interim consolidated condensed financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2007 (2007 Form 10-K). Intevac’s results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the 2008 presentation. The Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2007 was reclassified to reflect the year-end 2007 presentation of the cash flow impact of the acquisition of DeltaNu, LLC. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income or comprehensive income previously reported.
2. New Accounting Pronouncements
     In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective sixty days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. Intevac is currently evaluating the potential impact of the implementation of SFAS 162 on its financial position and results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Intevac is currently evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities. SFAS is effective for fiscal years and interim periods beginning after November 15, 2008. Intevac is currently evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.
     In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS 141R requires recognition of assets and liabilities of non-controlling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS 141R is effective for annual reporting periods beginning after December 15, 2008 and will be applied prospectively. Intevac is currently evaluating the potential impact of the implementation of SFAS 141R on its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early implementation is prohibited. Intevac must implement these new requirements in its first quarter of fiscal 2009. Intevac is currently evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Intevac chose not to apply the provisions of SFAS 159.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Intevac implemented the measurement and disclosure requirements related to financial assets and financial liabilities in the first quarter of fiscal 2008. The implementation of this standard did not have a material impact on Intevac’s financial condition, results of operations or cash flows.
     In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
     Inventories are priced using average actual costs and are stated at the lower of cost or market. Inventories consist of the following:

	June 28,	December 31,
	2008	2007
	(In thousands)
Raw materials	$10,888	$13,666
Work-in-progress	9,123	6,191
Finished goods	5,719	2,276

	$25,730	$22,133

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above balances were $8.2 million and $7.8 million at June 28, 2008 and December 31, 2007, respectively. Each quarter, Intevac analyzes its inventory (raw materials, work-in-progress and finished goods) against the forecasted demand for the next twelve months. Raw materials with no forecasted requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
4. Equity-Based Compensation
     At June 28, 2008, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the six months ended June 28, 2008, Intevac granted 161,000 stock options with an estimated total grant-date fair value of $1.1 million. Of this amount, estimated awards of $222,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended June 28, 2008, Intevac granted purchase rights with an estimated total grant-date value of $408,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation Expense
     The effect of recording equity-based compensation for the three- and six-month periods ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Equity-based compensation by type of award:
Stock options	$1,325	$1,169	$2,649	$2,314
Employee stock purchase plan	297	214	500	427
Amounts (capitalized as inventory) released to cost of sales	20	1	89	(3)

Total equity-based compensation	1,642	1,384	3,238	2,738
Tax effect on equity-based compensation	(640)	(305)	(1,264)	(737)

Net effect on net income	1,002	1,079	1,974	2,001

Effect on earnings per share:
Basic	$0.05	$0.05	$0.09	$0.09
Diluted	$0.05	$0.05	$0.09	$0.09
Valuation Assumptions
     The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.
     The weighted-average estimated value of employee stock options granted during the three months ended June 28, 2008 and June 30, 2007 was $7.09 per share and $11.49 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended June 28, 2008 and June 30, 2007 was $6.99 per share and $13.35 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended June 28, 2008 and June 30, 2007 was $5.61 and $10.54 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended June 28, 2008 and June 30, 2007. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Stock Options:
Expected volatility	65.16%	68.30%	65.16%	67.93%
Risk free interest rate	3.13%	4.67%	3.04%	4.59%
Expected term of options (in years)	4.4	4.4	4.4	4.5
Dividend yield	None	None	None	None

	Six Months Ended
	June 28, 2008	June 30, 2007
Stock Purchase Rights:
Expected volatility	61.26%	63.48%
Risk free interest rate	1.5%	4.84%
Expected term of purchase rights (in years)	1.3	1.5
Dividend yield	None	None
     The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.
     As the equity-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures were estimated based on Intevac’s historical experience, which Intevac believes to be indicative of Intevac’s future experience.
5. Business Combinations
     On November 9, 2007, Intevac acquired the assets and certain liabilities of Creative Display Systems, LLC (“CDS”) for a purchase price of $6.0 million in cash, net of cash acquired. The acquired business is a supplier of high-performance micro-display products for near-eye and portable applications in defense and commercial markets. In connection with this acquisition, Intevac recorded goodwill of $2.5 million and intangible assets of $1.6 million. Of the $1.6 million of acquired intangible assets, $890,000 was assigned to purchased technology (to be amortized over 10 years), $560,000 was assigned to customer relationships (to be amortized over 13 years), $110,000 was assigned to acquired backlog (to be amortized over 1 year), and $40,000 was assigned to covenants not to compete (to be amortized over 3 years).
     On January 31, 2007, Intevac acquired the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a purchase price of $5.8 million of which $2 million was paid in cash at the close of the acquisition, $2 million was paid on January 31, 2008 and $2 million is payable on January 31, 2009, which is in the form of a non interest-bearing note. Interest is imputed, and the related note payable is recorded at a discount in the accompanying Condensed Consolidated Balance Sheets. The acquired business is a supplier of small footprint and handheld Raman spectrometry instruments. In connection with this acquisition, Intevac recorded goodwill of $5.4 million, an

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indefinite-life tradename of $120,000 and amortizable intangible assets of $280,000 which are comprised of customer relationships, covenants not to compete and backlog to be amortized over their respective useful lives of 1-2 years.
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
     At June 28, 2008, Intevac had recorded a total of $7.9 million of goodwill and $120,000 of unamortized intangible assets, from the acquisitions described above, all of which was attributable to the Intevac Photonics segment. Goodwill and unamortized intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and unamortized intangible assets may be impaired. Intevac did not record any impairment of goodwill and intangible assets during the six months ended June 28, 2008.
     Total amortization expense of purchased intangibles for the three months and six months ended June 28, 2008 was $68,000 and $145,000, respectively. As of June 28, 2008, future amortization expense is expected to be $191,000 for the remainder of 2008, $152,000 for 2009, $143,000 for 2010, $132,000 for 2011, $132,000 for 2012 and $768,000 thereafter.
6. Warranty
     Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for Intevac’s systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through Intevac’s distributor, Intevac offers a 3 month warranty, where the remainder of any warranty period is the responsibility of the distributor. During the warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Estimated repair or replacement costs are used along with Intevac’s historical warranty experience to determine Intevac’s warranty obligation. Management exercises judgment in determining the underlying estimates. Intevac also provides for estimated retrofit costs, which typically relate to design changes or improvements we identify. On a case-by-case basis, management determines whether or not to retrofit systems in the field at no charge to the customer.
     On the Condensed Consolidated Balance Sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the Condensed Consolidated Statement of Operations and Comprehensive Income.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table displays the activity in the warranty provision account for the three- and six-month periods ending June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$2,578	$5,229	$3,092	$5,283
Expenditures incurred under warranties	(537)	(1,189)	(1,211)	(2,424)
Accruals for product warranties issued during the reporting period	430	674	790	1,748
Adjustments to previously existing warranty accruals	(335)	(156)	(535)	(49)

Ending balance	$2,136	$4,558	$2,136	$4,558

     The following table displays the balance sheet classification of the warranty provision account at June 28, 2008 and at December 31, 2007:

	June 28,	December 31,
	2008	2007
	(In thousands)
Other accrued liabilities	$1,915	$2,814
Other long-term liabilities	221	278

Total warranty provision	$2,136	$3,092

7. Guarantees
     Intevac has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that Intevac believes are customary in the industry. These guarantees generally require Intevac to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents Intevac from making a reasonable estimate of the maximum potential amount Intevac could be required to pay its customers and suppliers. Historically, Intevac has not made any significant indemnification payments under such agreements, and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.
8. Cash, Cash Equivalents and Investments in Debt Securities
     Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains and losses associated with Intevac’s investments, if any, are reported in stockholders’ equity. Included in accounts payable is $1.7 million and $2.1 million of book overdraft at June 28, 2008 and December 31, 2007, respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents the amortized principal amount and major security type for Intevac’s investments:

	June 28,	December 31,
	2008	2007
	(in thousands)
Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$13,948	$29,744
Auction rate securities	76,195	81,450
Corporate debt securities	—	1,800

Total investments in debt securities	$90,143	$112,994

Short-term investments	$11,948	$110,985
Long-term investments	78,195	2,009

Total investments in debt securities	$90,143	$112,994

Approximate fair value of investments in debt securities	$90,186	$113,029

     As of June 28, 2008, Intevac’s investment portfolio included $77.8 million par value in auction rate securities (“ARS”). All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”). The principal and interest are 97-98% reinsured by the U.S. Department of Education, the collateral ratios range from 103% to 113%, and there have been no changes to the AAA rating of the securities. Beginning in mid-February 2008, these ARS failed auction due to sell orders exceeding buy orders, primarily driven by the decision of the investment banks to not continue participating in the auctions. As of this date, all of the holdings have experienced at least 5 failed auctions. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
      As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data or other observable inputs, the value of Intevac’s ARS and the resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the impairment amount was arrived at through a model which compared the expected rate of return on Intevac’s ARS to similar other rates of return which an investor would demand in the market. The securities were discounted over a three-year period, which is reflective of the length of time anticipated to take the ARS to become liquid. Comparing the rate of return generated by the ARS portfolio to the rate of return an investor would demand in the market resulted in a valuation of 98% for the ARS investments. The reclassification of these securities from current assets to long-term assets was deemed appropriate, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 49 years) to realize these investments’ recorded value. Management currently believes these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future.
     Based on the valuation model and an analysis of other-than-temporary impairment factors, Intevac wrote down the ARS investments to an estimated fair value of $76.8 million at March 29, 2008. This write-down resulted in a temporary impairment charge of $1.6 million, which is reflected as unrealized loss within other comprehensive income. Intevac reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-01 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 28, 2008. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

Investment securities at January 1, 2008	$81,450
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	(1,567)
Purchases and settlements	(3,100)

Investment securities at March 29, 2008	76,783

Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	12
Purchases and settlements	(600)

Investment securities at June 28, 2008	$76,195

Net change in unrealized gains and losses relating to instruments still held at June 28, 2008	$1,555

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup Global Markets Inc (“Citi”) for a secured revolving loan facility. This loan facility is secured by Intevac’s Auction Rate Securities held at Citi. Approximately $20 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is Prime minus 1.5 percent. No amounts were outstanding under this credit facility at June 28, 2008.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Net Income (loss) Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)
Numerator:
Numerator for diluted earnings per share – income (loss) available to common stockholders	$(937)	$11,552	$626	$21,397

Denominator:
Denominator for basic earnings per share – weighted-average shares	21,691	21,396	21,669	21,345

Effect of dilutive securities:

Employee stock options (1)	—	750	446	822

Dilutive potential common shares	—	750	446	822

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	21,691	22,146	22,115	22,167

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 28, 2008 and June 30, 2007 was 2,592,022 and 455,217, respectively, and the number of employee stock options excluded for the six-month periods ended June 28, 2008 and June 30, 2007 was 1,603,924 and 352,534, respectively.
11. Segment Reporting
     Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 28, 2008 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
     Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.
     Intevac derives the segment results from its internal management reporting system. The accounting policies Intevac uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net revenues and operating income. Management uses these results to evaluate the performance of, and to

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assign resources to, each of the reportable segments. Intevac manages certain operating expenses separately at the corporate level. Intevac allocates certain of these corporate expenses to the segments in an amount equal to 3% of net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.
     The Equipment segment designs, manufactures and markets magnetic media sputtering equipment to the hard disk drive industry and offers leading-edge, high-productivity etch systems to the semiconductor industry. The majority of Intevac’s revenue is currently derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.
     The Intevac Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification.
     Information for each reportable segment for the three and six months ended June 28, 2008 and June 30, 2007 is as follows:
Net Revenues

	Three Months Ended		Six Months Ended
	June 28,	June 30	June 28	June 30,
	2008	2007	2008	2007
	(in thousands)
Equipment	$25,730	$68,519	$52,703	$140,965
Intevac Photonics	6,402	3,586	12,604	7,514

Total segment net revenues	$32,132	$72,105	$65,307	$148,479

Profit & Loss

	Three Months Ended		Six Months Ended
	June 28,	June 30	June 28	June 30,
	2008	2007	2008	2007
	(in thousands)
Equipment	$(633)	$15,842	$(137)	$30,831
Intevac Photonics	(1,070)	(1,515)	(1,891)	(3,115)

Total segment operating profit (loss)	(1,703)	14,327	(2,028)	27,716

Unallocated costs	(995)	(987)	(1,811)	(1,299)

Operating profit (loss)	(2,698)	13,340	(3,839)	26,417
Interest income and other, net	806	1,538	2,217	2,858

Income (loss) before income taxes	$(1,892)	$14,878	$(1,622)	$29,275

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total assets for each reportable segment as of June 28, 2008 and December 31, 2007 are as follows:
Assets

	June 28,	December 31,
	2008	2007
	(in thousands)
Equipment	$50,202	$31,814
Intevac Photonics	26,087	25,609

Total segment assets	76,289	57,423
Cash and investments	116,103	140,667
Deferred income taxes	10,149	7,349
Other current assets	2,897	4,162
Common property, plant and equipment	3,819	3,964
Other assets	1,554	1,848

Consolidated total assets	$210,811	$215,413

12. Income Taxes
     Intevac’s effective income tax rate for the three and six months ended June 28, 2008 was 50.5% and 138.6%, respectively. Intevac’s effective income tax rate for the three and six months ended June 30, 2007 was 22.4% and 26.9%, respectively. The effective tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. The quarterly effective rate is computed by separately applying an estimated U.S. tax rate to U.S. earnings and an estimated foreign tax to foreign earnings to arrive at an overall effective tax rate for the quarter in accordance with FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods, an interpretation of APB opinion No. 28.” Intevac’s effective tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     Intevac is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2000.
13. Contingencies
     From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
     As described in previous filings, on July 7, 2006, Intevac filed a patent infringement lawsuit against Unaxis USA, Inc., a wholly owned subsidiary of OC Oerlikon Balzers Ltd. (Oerlikon) and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd., in the United States District Court for the Central District of California. On July 14, 2008, as part of the acquisition of certain assets of Oerlikon which is described below, Intevac entered into a settlement agreement which dismissed all claims in the litigation.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Subsequent Event
     On July 14, 2008, Intevac purchased certain assets purchase assets of Oerlikon’s magnetic media equipment business in Switzerland for an undisclosed amount. Intevac’s acquisition of Oerlikon’s magnetic media equipment assets and intellectual property enables Intevac to utilize Oerlikon’s developed technology and product solutions on Intevac systems. The acquisition will be reported in the Equipment segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2007; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents filed from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2008, Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive and semiconductor industries as well as sensitive electro-optical devices used in high-performance digital cameras for military and commercial applications. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, and liquid crystal displays, as well as medical, scientific and security companies and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. Product development and manufacturing activities occur in North America and Asia. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force.
     Intevac’s results are driven primarily by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, streaming video, personal audio and video players and video game platforms. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, chips, and other electronic devices, as well as other factors, such as global economic conditions and technological advances in fabrication processes. Intevac believes it entered into a cycle of depressed sales in early 2008.
     The following table presents certain significant measurements for the three and six months ended June 28, 2008 and June 30, 2007:

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Net revenues	$32,132	$72,105	(55.4)%	$65,307	$148,479	(56.0)%
Gross margin	$13,133	$30,827	(57.4)%	$28,444	$63,609	(55.3)%
Gross margin percent	40.9%	42.8%	(1.9)%	43.6%	42.8%	0.8%
Net income (loss)	$(937)	$11,552	(108.1)%	$626	$21,397	(97.1)%
Earnings (loss) per diluted share	$(0.04)	$0.52	(107.7)%	$0.03	$0.97	(96.9)%
     Net sales decreased during the second quarter and first six months of fiscal 2008 primarily due to lower equipment sales to disk manufacturers due to slowing worldwide demand, partially offset by increased imaging sales. During the first half of 2008, a major disk manufacturer redeployed legacy Intevac equipment which had previously been decommissioned instead of purchasing new equipment.

     Net income for the second quarter and the first six months of fiscal 2008 decreased compared to the same periods in the prior year due to lower net sales, partially offset by lower operating expenses. The decrease in operating expenses was principally due to continuing focus on operating efficiency and cost controls.
“Intevac®,” “LIVAR®,” “D-STAR®,” “Lean Etchtm”, “200 Lean®”, “AccuLubertm”, ExamineRtm”, and “MOSIR®”, among others, are our trademarks.
Results of Operations
Net revenues

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Equipment	$25,730	$68,519	(62.4)%	$52,703	$140,965	(62.6)%
Intevac Photonics	6,402	3,586	78.5%	12,604	7,514	67.7%

Total net revenues	$32,132	$72,105	(55.4)%	$65,307	$148,479	(56.0)%

     Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment, technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.
     Equipment revenues for the three and six months ended June 28, 2008 decreased over the same periods in the prior year as a result of lower sales of disk sputtering systems, disk equipment technology upgrades and spare parts. During the second quarter of fiscal 2008, Intevac recognized revenue on the initial Gen II 200 Lean system, Intevac’s next-generation disk sputtering system. Intevac recognized revenue on four 200 Lean systems in the three months ended June 28, 2008 as compared to twelve 200 Lean systems in the three months ended June 30, 2007. Intevac recognized revenue on six 200 Lean systems in the six months ended June 28, 2008 as compared to twenty-five 200 Lean systems in the six months ended June 30, 2007. Intevac expects Equipment revenues in the second half of 2008 will be significantly lower than the comparable period of 2007, due to a significant reduction in revenue from technological upgrades and spare parts.
     Intevac Photonics revenues for the three and six months ended June 28, 2008 increased over the same periods in the prior year which was the result of increased contract research and development work and product sales. Intevac Photonics revenues for the three months ending June 28, 2008 consisted of $4.0 million of research and development contract revenue and $2.4 million of product sales as compared $2.5 million of research and development contract revenue and $1.1 million of product sales for the three months ended June 30, 2007. Intevac Photonics revenues for the six months ending June 28, 2008 consisted of $8.2 million of research and development contract revenue and $4.4 million of product sales as compared $5.3 million of research and development contract revenue and $2.2 million of product sales for the six months ended June 30, 2007. The increase in product revenues for all periods presented resulted from higher sales of digital night vision camera modules and commercial products. Product revenue included contributions from DeltaNu and Creative Display Systems, both of which were acquired in 2007. The increase in contract research and development revenue was the result of a higher volume of contracts and incremental revenue generated from contract close-outs. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at June 28, 2008 was $27.7 million, as compared to $34.2 million at December 31, 2007 and $57.5 million at June 30, 2007. The $27.7 million of backlog at June 28, 2008 consisted of $21.5 million of Equipment backlog and $6.2 million of Intevac Photonics backlog. Backlog at June 28, 2008 includes four 200 Lean systems, compared to two at December 31, 2007 and four at June 30, 2007. Lower backlog at June 28, 2008 compared to June 30, 2007 is due to a significant reduction in orders for technological upgrades and spare parts.
     International sales decreased by 60.9% to $24.7 million for the three months ended June 28, 2008 from $63.2 million for the three months ended June 30, 2007 and by 61.4% to $51.1 million for the six months ended June 28, 2008 from $132.5 million for the six months ended June 30, 2007. International revenues include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, disk equipment technology upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 77% of net revenues for the three months ended June 28, 2008 and 88% of net revenues for the three months ended June 30, 2007. International sales constituted 78% of net revenues for the six months ended June 28, 2008 and 89% of net revenues for the six months ended June 30, 2007.
Gross profit

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Equipment gross profit	$10,898	$29,433	(63.0)%	$23,606	$60,778	(61.2)%
% of Equipment net revenues	42.4%	43.0%	(0.6)%	44.8%	43.1%	1.67%
Intevac Photonics gross profit	$2,235	$1,394	60.3%	$4,838	$2,831	70.9%
% of Intevac Photonics net revenues	34.9%	38.9%	(4.0)%	38.4%	37.7%	0.7%
Total gross profit	$13,133	$30,827	(57.4)%	$28,444	$63,609	(55.3)%
% of net revenues	40.9%	42.8%	(1.9)%	43.6%	42.8%	0.8%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three and six months ended June 28, 2008 included $204,000 and $453,000, respectively, of equity-based compensation expense. Cost of net revenues for the three and six months ended June 30, 2007 included $189,000 and $362,000, respectively, of equity-based compensation expense.
     Equipment gross profit was 42.4% in the three months ended June 28, 2008 compared to 43.0% in the three months ended June 30, 2007 and improved to 44.8% in the six months ended June 28, 2008 from 43.1% in the six months ended June 30, 2007. Fluctuations in Equipment gross profit in absolute dollars for the three and six months ended June 28, 2008 to the comparable 2007 periods were due primarily to reduced revenues, lower factory absorption, and product mix, partially offset by cost reduction programs. Higher Equipment gross profit as a percentage of net revenues for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was due primarily to product mix. Gross profit for the Equipment segment in absolute dollars and as a percentage of net revenues in 2008 is expected to be lower than in 2007, primarily as a result of a reduction in volume. Gross profit in the Equipment segment will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross profit was 34.9% in the three months ended June 28, 2008 compared to 38.9% in the three months ended June 30, 2007 and improved to 38.4% in the six months ended June 28, 2008 from 37.7% in the six months ended June 30, 2007. Fluctuations in gross profit reflected increased operating costs from recently-acquired businesses, yield and product mix. Lower Intevac Photonics gross profit as a percentage of net revenues in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 reflected unabsorbed factory costs in Creative Display Systems which was acquired in the fourth quarter of fiscal 2007. Higher Intevac Photonics gross profit for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 reflected changes in product mix to higher-margin product shipments. Gross profit in absolute dollars and as a percentage of net revenues for the Intevac Photonics segment in 2008 is expected to improve over 2007, primarily as a result of the projected increase in product sales, which typically carry higher gross margins.

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Research and development expense	$8,418	$9,648	(12.8)%	$17,806	$21,840	(18.5)%
% of net revenues	26.2%	13.4%		27.3%	14.7%
     Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and imaging products. Research and development expense for the three and six months ended June 28, 2008 included $463,000 and $929,000, respectively, of equity-based compensation expense. Research and development expense for the three and six months ended June 30, 2007 included $448,000 and $950,000, respectively, of equity-based compensation expense.
     Research and development spending decreased in both Equipment and in Intevac Photonics during the three and six months ended June 28, 2008 as compared to same periods in 2007. The decrease in Equipment spending was due primarily to a reduction in charges to development projects for purchased parts and other materials, and, to a lesser extent, a reduction in accruals for bonus and employee profit sharing plans. The decrease in Intevac Photonics research and development spending was due primarily to labor being directed to research and development contracts, under which the labor is reflected as cost of net revenues. Engineering headcount increased from 133 at June 30, 2007 to 152 at June 28, 2008. Research and development spending is expected to decrease in 2008 due primarily to a reduction in expenditures related to the initial development of Intevac’s Lean EtchTM product line.
     Research and development expenses do not include costs of $2.4 million and $4.9 million for the three and six months ended June 28, 2008, respectively, which are related to contract research and development and included in cost of net revenues. Research and development expenses do not include costs of $1.4 million and $2.9 million for the three and six months June 30, 2007, respectively, which are related to contract research and development and included in cost of net revenues.
Selling, general and administrative.

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Selling, general and administrative expense	$7,413	$7,839	(5.4)%	$14,477	$15,352	(5.7)%
% of net revenues	23.1%	10.9%		22.2%	10.3%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by Intevac’s Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. Intevac also has subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support its equipment customers in Asia. Selling, general and administrative expense for the three and six months ended June 28, 2008 included $976,000 and $1.9 million, respectively, of equity-based compensation expense. Selling, general and administrative expense for the three and six months ended June 30, 2007 included $748,000 and $1.4 million, respectively, of equity-based compensation expense.
     The decrease in selling, general and administrative spending in the three and six months ended June 28, 2008 as compared to the same periods in the prior year was primarily the result of decreases in costs related to business development, customer service and support in the Equipment segment, a reduction in legal expenses associated with the Unaxis litigation and a reduction in accruals for bonus and employee profit sharing plans, partially offset by the added expense associated with the two companies acquired in 2007. Intevac’s selling, general and administrative headcount increased from 95 at June 30, 2007 to 119 at June 28, 2008. Selling, general and administrative expenses are expected to increase in 2008 over the amount spent in 2007 due primarily to a projected increase in costs related to customer service and support for the Equipment segment, increased operating costs from recently-acquired businesses, and the addition of key business development personnel in the Intevac Photonics segment. This will be partially offset by lower provisions for employee profit sharing and bonus plans, resulting from Intevac’s expectations of losses in 2008.
Interest income and other, net

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Interest income and other, net	$806	$1,538	(47.6)%	$2,217	$2,858	(22.4)%
     Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The decrease in the three and six months ended June 28, 2008 was driven by a lower average balance of investments and foreign currency losses. Interest income and other, net is expected to decrease in 2008 due to the sale of a real estate investment in the fourth quarter of 2007 and a reduction in interest income due primarily to a reduction in interest rates.
Provision for income taxes.

	Three months ended			Six months ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(955)	$3,326	(128.7)%	$(2,248)	$7,878	(128.5)%
     Intevac’s effective income tax rate for the three and six months ended June 28, 2008 was 50.5% and 138.6%, respectively. Intevac’s effective income tax rate for the three and six months ended June 30, 2007 was of 22.4% and 26.9%, respectively. The effective tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. The quarterly effective rate is computed by separately applying an estimated U.S. tax rate to U.S. earnings and an estimated foreign tax to foreign earnings to arrive at an overall effective tax rate for the quarter in accordance with FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods, an interpretation of APB opinion No. 28.” Intevac’s effective tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.

Liquidity and Capital Resources
     At June 28, 2008, Intevac had $116.1 million in cash, cash equivalents, and investments compared to $140.7 million at December 31, 2007. During the first six months of 2008, cash and cash equivalents decreased by $1.7 million, due primarily to the cash used by operating activities, purchase of fixed assets and a scheduled payment to the owners of DeltaNu, LLC, which was only partially offset by the net sale of investments.
     Operating activities used cash of $20.0 million in the first six months of 2008 and provided cash of $17.3 million during the six months ended June 30, 2007. The decrease in cash provided by operating activities was due primarily to the reduction in net income in the first six months of 2008, an increase in accounts receivable, and a decrease in accrued payroll during the first six months of 2008.
     Accounts receivable totaled $29.1 million at June 28, 2008, compared to $14.1 million at December 31, 2007. The increase of $15.0 million in the receivable balance was due primarily to the 200 Lean systems recognized as revenue in the second quarter. Total net inventories increased to $25.7 million at June 28, 2008, compared to $22.1 million at December 31, 2007. Accounts payable decreased by $1.5 to $6.2 million at June 28, 2008. Accrued payroll and related liabilities decreased by $3.6 million during the six months ended June 28, 2008 due primarily to lower bonuses and profit sharing payments. Other accrued liabilities declined by $542,000 to $4.9 million at June 28, 2008. Customer advances decreased by $482,000 during the first six months of 2008, as liquidations related to revenue recognition were slightly higher than new advances billed to Intevac’s customers.
     Investing activities in the first six months of 2008 generated cash of $19.2 million. Proceeds from sales and maturities of investments, net of purchases, totaled $21.5 million. Capital expenditures for the six months ended June 28, 2008 were $2.3 million.
     Financing activities in the first six months of 2008 used cash of $1.1 million. Intevac generated $940,000 during the six months ended June 28, 2008 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. Intevac made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which Intevac acquired in the first quarter of 2007.
     Subsequent to the second fiscal quarter of 2008, Intevac acquired certain assets of OC Oerlikon Balzers Ltd. for an undisclosed amount. For additional information, see Note 14 of Notes to Condensed Consolidated Financial Statements.
     Intevac has generated operating income for the last three fiscal years, after incurring annual operating losses from 1998 through 2004. Intevac currently expects to incur an operating loss in 2008, due to the reduction in Equipment revenue as compared to 2007.
     As of June 28, 2008, Intevac had $78 million par value invested in auction rate securities (“ARS”). During the quarter ended March 29, 2008, Intevac recorded an unrealized loss of $1.6 million due to the failure of the auctions associated with these securities. Intevac has determined this reduction in fair value to be temporary. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements and Item 1A Risk Factors for further details regarding Intevac’s investments in ARS.
     Intevac has entered into a line of credit with Citigroup Global Markets Inc. under which approximately $20 million is available. Intevac intends to use this line to help secure its ability to fund cash requirements until Intevac is able to liquidate its ARS holdings.
     Intevac believes that its existing cash, cash equivalents, short-term investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5 to $7 million in capital expenditures during the remainder of 2008.

Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
     A critical accounting policy is defined as one that is both material to the presentation of Intevac’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Intevac’s financial conditions and results of operations. Specifically, critical accounting estimates have the following attributes: 1) Intevac is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates Intevac could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on Intevac’s financial condition or results of operations.
     Estimates and assumptions about future events and their effects cannot be determined with certainty. Intevac bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Intevac’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they become known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Many of these uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of Intevac’s accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Intevac’s consolidated financial statements are fairly stated in accordance with US GAAP, and provide a meaningful presentation of Intevac’s financial condition and results of operation.
     For further information about Intevac’s critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2007 Form 10-K. Management believes that there has been no significant change during the six months ended June 28, 2008 to the items identified as critical accounting policies in Intevac’s 2007 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places its investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Investments typically consist of commercial paper, auction rate securities and debt instruments issued by the U.S. government and its agencies.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at June 28, 2008.

						Fair
	2008	2009	2010	Beyond	Total	Value
Cash equivalents
Variable rate amounts	$13,917	—	—	—	$13,917	$13,917
Weighted-average rate	2.33%
Short-term investments
Fixed rate amounts	$11,948	—	—	—	$11,948	$11,991
Weighted-average rate	4.23%
Long-term investments
Fixed rate amounts	—	$2,000	—	—	$2,000	$2,000
Weighted-average rate		4.43%
Variable rate amounts	—	—	—	$76,195	$76,195	$76,195
Weighted-average rate				3.13%
Total investment portfolio	$25,865	$2,000	—	$76,195	$104,060	$104,103
     In the first six months of 2008, Intevac’s Auction Rate Securities have experienced multiple failed auctions. Based on Intevac’s valuation model and an analysis of other-than-temporary impairment factors, the Company wrote down its ARS investments to an estimated fair value of $76.8 million at March 29, 2008. This write-down resulted in a temporary impairment charge of $1.6 million, which is reflected as an unrealized loss within other comprehensive income. Management reviews impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-01 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of Intevac’s anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At June 28, 2008, Intevac had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 28, 2008, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that Intevac’s disclosure controls and procedures were effective as of June 28, 2008.
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
Definition of Disclosure Controls
     Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in Intevac’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to Intevac’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Intevac’s Disclosure Controls include components of Intevac’s internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of Intevac’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of Intevac’s internal control over financial reporting are included within Intevac’s Disclosure Controls, they are included in the scope of Intevac’s quarterly controls evaluation.
Limitations on the Effectiveness of Controls
     Intevac management, including the CEO and CFO, do not expect that Intevac’s Disclosure Controls or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in internal controls over financial reporting
     There were no changes in Intevac’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Intevac’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Patent Infringement Complaint against Unaxis
     As previously described, on July 7, 2006, Intevac filed a patent infringement lawsuit against Unaxis USA, Inc., a wholly owned subsidiary of OC Oerlikon Balzers Ltd. (Oerlikon) and its affiliates, Unaxis Balzers AG and Unaxis Balzers, Ltd. in the United States District Court for the Central District of California. On July 14, 2008, as part of the acquisition of certain assets of Oerlikon, Intevac entered into a settlement agreement which dismissed all claims in the litigation.
Other Legal Matters
     From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. We are not presently party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.
Item 1A. Risk Factors
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity products such as disk drives and semiconductors. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity products exceeds capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered or scheduled for delivery in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and we are projecting that new system shipments will be significantly lower in 2008 than 2007. We cannot predict with any certainty when these cycles will begin or end.
     Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to make large capital expenditures, far in excess of the cost of our systems alone, when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. The magnetic disk and semiconductor manufacturing industries have made significant additions to their production capacity in the last few years. Our customers may not be willing or able to continue this level of capital investment, especially during a downturn in the overall economy, the hard disk drive industry, or the semiconductor industry.
     We must effectively manage our resources and production capacity to meet rapidly changing demand. Our business experiences rapid growth and contraction, which stresses our infrastructure, internal systems and managerial resources. During periods of increasing demand for our products, we must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage our supply chain. During periods of decreasing demand for our products, we must be able to align our cost structure with prevailing market conditions; motivate and retain key employees and effectively manage our supply chain.

Sales of our equipment are primarily dependent on our customers’ upgrade and capacity expansion plans and whether our customers select our equipment.
     We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of the Company and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples, customization of our product and installation of evaluation systems in the factories of our prospective customers. We do not enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems. Intevac Photonics’ business is also subject to long sales cycles because many of its products, such as our military imaging products, often must be designed into the customers’ end products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.
     Sales of new manufacturing systems are also dependent on obsolescence and replacement of the installed base of our customers’ existing equipment with newer, more capable equipment. If upgrades are developed that extend the useful life of the installed base of legacy systems, then we tend to sell more upgrade products for the legacy systems and fewer new systems, which can significantly reduce total revenue. For example, during 2007 and 2008 some of our 200 Lean customers decided to use legacy systems for the production of first generation perpendicular media, which delayed the replacement of such legacy systems with new 200 Lean systems.
     Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. If alternative technologies, such as flash memory, replace hard disk drives as a primary method of digital storage, then demand for our hard disk manufacturing products would decrease.
We are exposed to risks associated with a highly concentrated customer base.
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2007, one of our customers accounted for 31% of total revenues, and four customers in aggregate accounted for 90% of total revenues. The same four customers, in aggregate, accounted for 31% of our net accounts receivable at December 31, 2007. This concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, over the last eight quarters, our revenues per quarter have fluctuated between $16.8 million and $95.9 million.
     Industry consolidation can limit the number of potential customers for our products. For example, Seagate acquired Maxtor in 2006 and Western Digital acquired Komag in 2007. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.
Our growth depends on development of technically advanced new products and processes.
     We have invested heavily, and continue, to invest, in the development of new products, especially our new Lean Etch system. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition we must successfully expand into new or related markets, including the semiconductor market for our Lean Etch system, correctly assessing the size of the markets, developing cost effective products to address the markets, and establishing effective sales and support of the new products.
     Rapid technological change in the hard disk drive, semiconductor and imaging markets require us to rapidly develop new technically advanced products. Our future success depends in part on our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance and payment for new products and additional service and warranty expenses.
Our operating results fluctuate significantly from quarter to quarter, which can lead to volatility in the price of our common stock.
     Over the last eight quarters, our quarterly revenues has fluctuated between $16.8 million and $95.9 million and our operating income (loss) as a percentage of revenues has fluctuated between approximately (42.3%) and 23.2% of revenues. Over the same period, the price of our common stock has fluctuated between $10.14 and $30.57 per share.
     We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets, for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) failure of our operating results to meet the expectations of investment research analysts or investors.
     Any of these, or other factors, could lead to volatility and/or a rapid change in the trading price of our common shares. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against Intevac could result in substantial costs and diversion of management.
The liquidity of our auction rate securities is impaired, which could impact our ability to meet cash requirements and require additional debt financing.
     At June 28, 2008, we held $78 million of auction rate securities. The market for these securities has historically been highly liquid, even though the auction rate securities that we hold have underlying maturities ranging from 23 to 40 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these auction rate securities have failed auction. The auction rate securities will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. All of the auction rate securities continue to be rated AAA, but there is no assurance that AAA ratings will continue in the future. We have reclassified all of these securities from short-term to long-term investments and recorded a temporary impairment charge of $1.6 million. If: (1) the issuers of the auction rate securities are unable to successfully resume auctions; or (2) the issuers do not redeem the auction rate securities; or (3) a liquid market for the auction rate securities does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then the Intevac may be required to further adjust the carrying value of the auction rate securities and/or record an other-than-temporary impairment charge.

     In order to increase its liquidity we entered into of credit with Citigroup Global Markets Inc., secured by $58 million of our auction rate securities. At June 28, 2008, approximately $20 million of credit is available pursuant to the loan facility. If we are unable to maintain the line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting its cash requirements until the market for the auction rate securities becomes liquid again and we could have to seek additional debt funding to finance its operations.
We operate in an intensely competitive marketplace and our competitors have greater resources than we do.
     In the market for our disk sputtering systems, we have experienced competition from competitors such as Anelva Corporation, which is a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment, we expect to experience competition from competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. In the market for our military imaging products, we experience competition from companies such as ITT Industries, Inc., Northrop Grumman Corporation and BAE. In the markets for our commercial imaging products, we compete with companies such as Andor, E2V, Hamamatsu, Texas Instruments and Roper Scientific for sensor and camera products, and with companies such as Ahura, B&W Tek, Horiba - Jobin Yvon, InPhotonics, Ocean Optics, Renishaw, and Smiths Detection for portable Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
We may not be able to obtain export licenses from the U.S. government permitting delivery of our products to international customers.
     Many of our products, and especially Intevac Photonics’ products require, export licenses from U.S. Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Traffic in Arms Regulations. This could limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries, which are not considered by the U.S. Government to be allies, are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain export licenses or delays in obtaining, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could subject us to fines or other penalties.
The Intevac Photonics business is dependent on U.S. government contracts, which are subject to fixed pricing, immediate termination and a number of procurement rules and regulations.
     We sell many of our imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $14.1 million, $10.2 million, and $6.9 million in 2007, 2006, and 2005, respectively. Funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. Sales to the U.S. government and its prime contractors may also be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad. The loss of funding for a government program would result in a loss of future revenues attributable to that program. The influence of any of these factors, which are beyond our control, could negatively impact our results of operations.
     A significant portion of our U.S. government revenue is derived from fixed-price development and production contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in material costs, reduced production volumes, inefficiencies or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. We are required to recognize the total estimated impact of cost overruns in the period in which they are first identified. Such cost overruns could have a material adverse effect on our results of operations.
     Generally, government contracts contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We cannot ensure that one or more of the government contracts under which we, or our customers, operate will not be terminated under these circumstances. Also, we cannot ensure that we, or our customers, would be able to procure new government contracts to offset the revenues lost as a result of any termination of existing contracts, nor can we ensure that we, or our customers, will continue to remain in good standing as federal contractors.
     As a U.S. government contractor we must comply with specific government rules and regulations and are subject to routine audits and investigations by U.S. government agencies. If we fail to comply with these rules and regulations, the results could include: (1) reductions in the value of our contracts; (2) reductions in amounts previously billed and recognized as revenue; (3) contract modifications or termination; (4) the assessment of penalties and fines; and (5) suspension or debarment from government contracting or subcontracting for a period of time or permanently.
Changes to our effective tax rate affect our results of operations.
     As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future effective tax rate could be affected by: (1) changes in tax laws; (2) the allocation of earnings to countries with differing tax rates; (3) changes in worldwide projected annual earnings in current and future years, (4) accounting pronouncements; or (5) changes in the valuation of our deferred tax assets and liabilities. Although we believes our tax estimates are reasonable, there can be no assurance that any final determination will not be different from the treatment reflected in our historical income tax provisions and accruals, which could result in additional payments by Intevac.
Our success depends on international sales and the management of global operations.
     In 2007, approximately 82% of our revenues came from regions outside the United States. Substantially all of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California, Wyoming and Singapore and international customer support offices in Singapore, China, Malaysia, Korea and Japan. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.
     Managing our global operations presents challenges including, but not limited to, those arising from: (1) global trade issues; (2) variations in protection of intellectual property and other legal rights in different countries; (3) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by growing manufacturing business in Asia; (4) fluctuation of interest rates, raw material costs, labor and operating costs, and exchange rates, including the weakening relative position of the U.S. dollar; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in the laws and regulations of the United States, including export restrictions, and other countries, as well as their interpretation and application; (7) the need to provide technical and spares support in different locations; (8) political and economic instability; (9) cultural differences; (10) varying government incentives to promote development; (11) shipping costs and delays; (12) adverse conditions in credit markets; (13) variations in tariffs, quotas, tax codes and other market barriers; and (14) barriers to movement of cash.
     We must regularly assess the size, capability and location of our global infrastructure and make appropriate changes to address these issues.

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
     The majority of our U.S. operations are located in California where the cost of living and of recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with industries, such as the hard disk drive and semiconductor industries, for skilled employees. Failure to retain key personnel, or to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, could have a material and adverse effect our business, financial condition and results of operations.
We are dependent on certain suppliers for parts used in our products.
     We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and sub-assemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries, increased costs to expedite deliveries or develop alternative suppliers, or require redesign of our products to accommodate alternative suppliers.
Our business depends on the integrity of our intellectual property rights
     The success of our business depends upon the integrity of our intellectual property rights, and we cannot ensure that: (1) any of our pending or future patent applications will be allowed or that any of the allowed applications will be issued as patents or will issue with claims of the scope we sought; (2) any of our patents will not be invalidated, deemed unenforceable, circumvented or challenged; (3) the rights granted under our patents will provide competitive advantages to us; (4) other parties will not develop similar products, duplicate our products or design around our patents; or (5) our patent rights, intellectual property laws or our agreements will adequately protect our intellectual property or competitive position.
     From time to time, we have received claims that we are infringing third parties’ intellectual property rights or seeking to invalidate our rights. We cannot ensure that third parties will not in the future claim that we have infringed current or future patents, trademarks or other proprietary rights relating to our products. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us.
We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in July 2006, Intevac filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. alleging infringement by Unaxis of a patent relating to our 200 Lean system. See Part II, Item I of this Form 10-Q for further information regarding this lawsuit, which was dismissed in July 2008. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
Difficulties in integrating past or future acquisitions could adversely affect our business.
     We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC. We have spent and will likely continue to spend significant resources identifying and acquiring businesses and in 2008 acquired certain assets of OC Oerlikon Balzers Ltd. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.
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
     We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) Intevac fails to maintain effective internal control over financial reporting, (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our controls, then we could be subject to: (1) restatement of previously reported financial results, (2) regulatory sanctions and (3) the public’s perception of Intevac may decline, which could have a material and adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security-Holders
     Intevac’s annual meeting of stockholders was held May 15, 2008. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes
(a) Election of Directors
Norman H. Pond	20,200,592	—	422,062	—
Kevin Fairbairn	20,319,850	—	302,804	—
David S. Dury	20,138,398	—	484,256	—
Stanley J. Hill	20,136,736	—	458,918	—
Robert Lemos	20,136,604	—	486,050	—
Ping Yang	20,320,178	—	302,476	—

(b) Proposal to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 500,000 shares	17,114,226	880,890	—	2,627,538

(c) Ratification of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2008	20,372,662	241,872	—	8,120
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

INTEVAC, INC.
Date: August 7, 2008	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)