Form 10-Q
period 2008-09-27
INTEVAC INC
filed 2008-11-06
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 0-26946
INTEVAC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3125814 (I.R.S. Employer Identification No.)
3560 Bassett Street
Santa Clara, California 95054
(Address of principal executive office, including Zip Code)
Registrant’s telephone number, including area code: (408) 986-9888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On November 2, 2008, 21,795,035 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,825	$27,673
Short-term investments	2,981	110,985
Trade and other accounts receivable, net of allowances of $150 at September 27, 2008 and $57 at December 31, 2007	19,352	14,142
Inventories	15,455	22,133
Prepaid expenses and other current assets	3,901	4,162
Deferred income taxes	5,821	3,609

Total current assets	86,335	182,704
Property, plant and equipment, net	15,013	15,402
Long-term investments	73,108	2,009
Goodwill	17,607	7,905
Other intangible assets, net of amortization of $629 at September 27, 2008 and $218 at December 31, 2007	5,181	1,782
Deferred income taxes and other long term assets	7,499	5,611

Total assets	$204,743	$215,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	$1,976	$1,992
Accounts payable	5,045	7,678
Accrued payroll and related liabilities	3,967	8,610
Other accrued liabilities	4,036	4,163
Customer advances	1,707	5,631

Total current liabilities	16,731	28,074
Other long-term liabilities	407	278
Long-term note payable	—	1,898
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid in capital	126,794	120,056
Accumulated other comprehensive income (loss)	(998)	571
Retained earnings	61,787	64,514

Total stockholders’ equity	187,605	185,163

Total liabilities and stockholders’ equity	$204,743	$215,413

Note: Amounts as of December 31, 2007 are derived from the December 31, 2007 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$25,263	$46,082	$82,403	$189,278
Technology development	3,297	4,522	11,464	9,805

Total net revenues	28,560	50,604	93,867	199,083
Cost of net revenues:
Systems and components	17,687	23,564	49,674	105,544
Technology development	1,788	2,425	6,664	5,315

Total cost of net revenues	19,475	25,989	56,338	110,859

Gross profit	9,085	24,615	37,529	88,224
Operating expenses:
Research and development	8,620	9,437	26,426	31,277
Selling, general and administrative	7,341	7,062	21,818	22,414

Total operating expenses	15,961	16,499	48,244	53,691

Operating profit (loss)	(6,876)	8,116	(10,715)	34,533
Interest income and other, net	884	1,797	3,101	4,655

Income (loss) before income taxes	(5,992)	9,913	(7,614)	39,188
Provision (benefit) for income taxes	(2,639)	1,549	(4,887)	9,427

Net income (loss)	$(3,353)	$8,364	$(2,727)	29,761

Other comprehensive income (loss):
Unrealized gain (loss) on securities held as available for sale	63	—	(1,492)	—
Foreign currency translation adjustments	(438)	82	(77)	92

Total comprehensive income (loss)	$(3,728)	$8,446	$(4,296)	$29,853

Basic income (loss) per share:
Net income (loss)	$(0.15)	$0.39	$(0.13)	$1.39
Shares used in per share amounts	21,761	21,519	21,700	21,403
Diluted income (loss) per share:
Net income (loss)	$(0.15)	$0.38	$(0.13)	$1.34
Shares used in per share amounts	21,761	22,130	21,700	22,155
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 27,	September 29,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(2,727)	$29,761
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,734	3,242
Equity-based compensation	5,004	4,579
Deferred income taxes	(4,514)	—
Changes in operating assets and liabilities	(7,498)	8,113

Total adjustments	(3,274)	15,934

Net cash and cash equivalents provided by (used in) operating activities	(6,001)	45,695
Investing activities
Purchases of investments	(7,000)	(111,571)
Proceeds from maturities of investments	42,650	62,700
Acquisition of DeltaNu LLC, net of cash acquired	—	(2,083)
Acquisition of Oerlikon assets, net of cash acquired	(15,093)	—
Purchases of leasehold improvements and equipment	(3,142)	(4,366)

Net cash and cash equivalents provided by (used in) investing activities	17,415	(55,320)
Financing activities
Net proceeds from issuance of common stock	1,803	3,591
Repayment of note payable	(2,000)	—
Excess tax benefit from equity-based compensation	—	953

Net cash and cash equivalents provided by (used in) financing activities	(197)	4,544
Effect of exchange rate changes on cash	(65)	53

Net increase (decrease) in cash and cash equivalents	11,152	(5,028)
Cash and cash equivalents at beginning of period	27,673	39,440

Cash and cash equivalents at end of period	$38,825	$34,412

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Income taxes	$—	$8,044
Income tax refund	( $1,135)	$—
Other non-cash changes:
Notes payable issued for the acquisition of DeltaNu, LLC	$—	$3,720
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Basis of Presentation
     In the opinion of management, the unaudited interim consolidated condensed financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2007 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2007 (2007 Form 10-K). Intevac’s results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (United States) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications
     Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the 2008 presentation. The Condensed Consolidated Statements of Cash Flows for the period ended September 29, 2007 contains reclassifications to reflect the year-end 2007 presentation of the cash flow impact of the note payable in connection with the acquisition of DeltaNu, LLC. The reclassifications had no material effect on total assets, liabilities, equity, revenue, net income or comprehensive income previously reported.
Out of Period Adjustment
     In the third quarter of 2008, Intevac recorded an adjustment to decrease the income tax benefit by $254,000 relating to an immaterial error originating in 1995. The adjustment was due to an understatement of income tax expense in prior years (and an understatement of the related deferred tax liability) resulting from a difference between book and tax basis related to Intevac’s interest in a real estate investment. Intevac determined that the impact of this correction was not material to any of the prior years’ financial statements and recorded the correction in the quarter ended September 27, 2008.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Intevac is currently evaluating the potential impact of the implementation of SFAS 161 on its financial position and results of operations.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2008. The implementation of this standard did not have a material impact on Intevac’s financial condition, results of operations or cash flows.
     In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 . Intevac is currently evaluating the potential impact of the implementation of the FSPs on its financial position and results of operations.
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. Intevac considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 27, 2008, and the impact was not material.
3. Inventories
     Inventories are priced using average actual costs and are stated at the lower of cost or market. Inventories consist of the following:

	September 27,	December 31,
	2008	2007
	(In thousands)
Raw materials	$8,994	$13,666
Work-in-progress	3,040	6,191
Finished goods	3,421	2,276

	$15,455	$22,133

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above balances were $9.0 million and $7.8 million at September 27, 2008 and December 31, 2007, respectively. Each quarter, Intevac analyzes its inventory (raw materials, work-in-progress and finished goods) against the forecasted demand for the next twelve months. Raw materials with no forecasted requirements in that period are considered excess and inventory provisions are established to write those items down to zero net book value. Work-in-progress and finished goods inventories with no forecast requirements in that period are typically written down to the lower of cost or market. During this process, some inventory is identified as having no future use or value to us and is disposed of against the reserves.
4. Equity-Based Compensation
     At September 27, 2008, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended September 27, 2008, Intevac granted 509,000 stock options with an estimated total grant-date fair value of $3.1 million. Of this amount, estimated awards of $693,000 are not expected to vest. During the nine months ended September 27, 2008, Intevac granted 670,000 stock options with an estimated total grant-date fair value of $4.2 million. Of this amount, estimated awards of $915,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the nine months ended September 27, 2008, Intevac granted purchase rights with an estimated total grant-date value of $1.0 million.
Compensation Expense
     The effect of recording equity-based compensation for the three- and nine-month periods ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands, except per share data)
Equity-based compensation by type of award:
Stock options	$1,311	$1,677	$3,960	$3,991
Employee stock purchase plan	478	191	978	619
Amounts (capitalized as inventory) released to cost of sales	(23)	(27)	66	(31)

Total equity-based compensation	1,766	1,841	5,004	4,579
Tax effect on equity-based compensation	(689)	(286)	(1,952)	(1,098)

Net effect on net income	1,077	1,555	3,052	3,481

Effect on earnings per share:
Basic	$0.05	$0.07	$0.14	$0.16
Diluted	$0.05	$0.07	$0.14	$0.16
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
     The weighted-average estimated value of employee stock options granted during the three months ended September 27, 2008 and September 29, 2007 was $6.04 per share and $9.01 per share, respectively. The weighted-average estimated value of employee stock options granted during the nine months ended September 27, 2008 and September 29, 2007 was $6.27 per share and $10.24 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended September 27, 2008 and September 29, 2007 was $5.20 and $7.66 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the nine months ended September 27, 2008 and September 29, 2007 was $5.40 and $7.81 per share, respectively. The fair value of each option and employee stock

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Stock Options:
Expected volatility	65.54%	66.51%	65.40%	66.91%
Risk free interest rate	2.89%	4.13%	2.94%	4.26%
Expected term of options (in years)	4.48	4.51	4.46	4.49
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Stock Purchase Rights:
Expected volatility	64.22%	63.14%	62.65%	63.19%
Risk free interest rate	1.90%	3.92%	1.68%	4.04%
Expected term of options (in years)	1.92	1.60	1.87	1.52
Dividend yield	None	None	None	None
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
5. Business Combinations
          On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through September 27, 2008. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.
     In connection with this acquisition, Intevac recorded goodwill of $9.8 million and intangible assets of $3.8 million. Of the $3.8 million of acquired intangible assets, $2.6 million was assigned to customer relationships (to be amortized over 6 to 9 years), $1.2 million was assigned to purchased technology (to be amortized over 3 to 7 years) and $80,000 was assigned to acquired backlog (to be amortized over 1 year). Future contingent payments will also

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be allocated to goodwill. The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.
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
     On January 31, 2007, Intevac acquired the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a purchase price of $5.8 million of which $2 million was paid in cash at the close of the acquisition, $2 million was paid on January 31, 2008 and $2 million is payable on January 31, 2009, which is in the form of a non interest-bearing note. Interest is imputed, and the related note payable is recorded at a discount in the accompanying Condensed Consolidated Balance Sheets. The acquired business is a supplier of small footprint and handheld Raman spectrometry instruments. In connection with this acquisition, Intevac recorded goodwill of $5.4 million, an indefinite-life tradename of $120,000 and amortizable intangible assets of $280,000 which are comprised of customer relationships, covenants not to compete and backlog to be amortized over their respective useful lives of 1-2 years.
     The results of operations for the acquired businesses have been included in our consolidated statements of operations for the periods subsequent to their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in aggregate, were not material..
     At September 27, 2008, Intevac had recorded a total of $17.6 million of goodwill and $120,000 of indefinite-life intangible assets, from the acquisitions described above. Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and unamortized intangible assets may be impaired. Intevac did not record any impairment of goodwill and intangible assets during the nine months ended September 27, 2008. Goodwill by segment is as follows: Equipment; $9.7 million and Intevac Photonics: $7.9 million.
     Total amortization expense of finite-lived intangibles for the three months and nine months ended September 27, 2008 was $266,000 and $412,000, respectively. As of September 27, 2008, future amortization expense is expected to be $262,000 for the remainder of 2008, $877,000 for 2009, $799,000 for 2010, $677,000 for 2011, $567,000 for 2012 and $1.9 million thereafter. Intangible assets by segment are as follows: Equipment: $3.6 million and Intevac Photonics: $1.6 million.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table displays the activity in the warranty provision account, including estimated provisions for retrofit costs, for the three- and nine-month periods ending September 27, 2008 and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$2,136	$4,558	$3,092	$5,283
Expenditures incurred under warranties	(842)	(983)	(2,053)	(3,406)
Accruals for product warranties issued during the reporting period	409	243	1,199	1,990
Acquired in a business combination	85	—	85	—
Adjustments to previously existing warranty accruals	121	17	(414)	(32)

Ending balance	$1,909	$3,835	$1,909	$3,835

     The following table displays the balance sheet classification of the warranty provision account in the Condensed Consolidated balance sheet at:

	September 27,	December 31,
	2008	2007
	(In thousands)
Other accrued liabilities	$1,552	$2,814
Other long-term liabilities	357	278

Total warranty provision	$1,909	$3,092

7. Guarantees
Officer and Director Indemnifications
     As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at Intevac’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Intevac could be required to make under these indemnification obligations is unlimited; however, Intevac has a director and officer insurance policy that mitigates Intevac’s exposure and enables Intevac to recover a portion of any future amounts paid. As a result of Intevac’s insurance policy coverage, Intevac believes the estimated fair value of these indemnification obligations is not material.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Indemnifications
     As is customary in Intevac’s industry, many of Intevac’s contracts provide remedies to certain third parties such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
8. Cash, Cash Equivalents and Investments in Debt Securities
     Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains and losses associated with Intevac’s investments, if any, are reported in stockholders’ equity. Included in accounts payable is $1.4 million and $2.1 million of book overdraft at September 27, 2008 and December 31, 2007, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	September 27,	December 31,
	2008	2007
	(in thousands)
Amortized Principal Amount:
Debt securities issued by the US government and its agencies	$2,981	$29,744
Auction rate securities	73,108	81,450
Corporate debt securities	—	1,800

Total investments in debt securities	$76,089	$112,994

Short-term investments	$2,981	$110,985
Long-term investments	73,108	2,009

Total investments in debt securities	$76,089	$112,994

Approximate fair value of investments in debt securities	$76,093	$113,029

     As of September 27, 2008, Intevac’s investment portfolio included $74.6 million par value in auction rate securities (“ARS”). All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program (“FFELP”). The principal and interest are 97-98% reinsured by the U.S. Department of Education, the collateral ratios range from 103% to 113%, and there have been no changes to the AAA rating of the securities. Beginning in mid-February 2008, these ARS failed auction due to sell orders exceeding buy orders, primarily driven by the decision of the investment banks to not continue participating in the auctions. As of this date, all of the holdings have experienced at least eight failed auctions. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data or other observable inputs, the value of Intevac’s ARS and the resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS 157, the impairment amount was arrived at through a model which compared the expected rate of return on Intevac’s ARS to similar other rates of return which

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an investor would demand in the market. The securities were discounted over a three-year period, which is reflective of the length of time anticipated to take the ARS to become liquid. Comparing the rate of return generated by the ARS portfolio to the rate of return an investor would demand in the market resulted in a valuation of 98% for the ARS investments. The reclassification of these securities from current assets to long-term assets was deemed appropriate, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value. Management currently believes these securities are not other-than-temporarily impaired, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future.
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
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 27, 2008. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

Investment securities at January 1, 2008	$81,450
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	(1,567)
Purchases and settlements, net	(3,100)

Investment securities at March 29, 2008	76,783

Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	12
Purchases and settlements, net	(600)

Investment securities at June 28, 2008	76,195
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	63
Purchases and settlements, net	(3,150)

Investment securities at September 27, 2008	$73,108

Net change in unrealized gains and losses relating to instruments still held at September 27, 2008	$1,492

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup Global Markets Inc (“Citi”) for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citi and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citi. Approximately $20 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is Prime minus 1.5 percent. No amounts were outstanding under this credit facility at September 27, 2008.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)
Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(3,353)	$8,364	$(2,727)	$29,761

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,761	21,519	21,700	21,403

Effect of dilutive securities:
Employee stock options (1)	—	611	—	752

Dilutive potential common shares	—	611	—	752

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,761	22,130	21,700	22,155

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options and weighted-average unamortized compensation expense, are excluded from the calculation of diluted EPS when their effect is anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 27, 2008 and September 29, 2007 was 2,886,011 and 1,151,016, respectively, and the number of employee stock options excluded for the nine-month periods ended September 27, 2008 and September 29, 2007 was 2,679,915 and 619,884, respectively.
11. Segment Reporting
     Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 27, 2008 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
     Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.
     Intevac derives the segment results from its internal management reporting system. The accounting policies Intevac uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
orders, net revenues and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Intevac manages certain operating expenses separately at the corporate level. Intevac allocates certain of these corporate expenses to the segments in an amount equal to 3% of net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider the unallocated costs in measuring the performance of the reportable segments.
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
     Information for each reportable segment for the three and nine months ended September 27, 2008 and September 29, 2007 is as follows:
Net Revenues

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)

Equipment	$22,855	$44,920	$75,558	$185,885
Intevac Photonics	5,705	5,684	18,309	13,198

Total segment net revenues	$28,560	$50,604	$93,867	$199,083

Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(in thousands)

Equipment	$(4,357)	$8,477	$(4,494)	$39,308
Intevac Photonics	(1,824)	35	(3,715)	(3,080)

Total segment operating profit (loss)	(6,181)	8,512	(8,209)	36,228

Unallocated costs	(695)	(396)	(2,506)	(1,695)

Operating profit (loss)	(6,876)	8,116	(10,715)	34,533
Interest income and other, net	884	1,797	3,101	4,655

Income (loss) before income taxes	$(5,992)	$9,913	$(7,614)	$39,188

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total assets for each reportable segment as of September 27, 2008 and December 31, 2007 are as follows:
Assets

	September 27,	December 31,
	2008	2007
	(in thousands)

Equipment	$44,071	$31,814
Intevac Photonics	25,138	25,609

Total segment assets	69,209	57,423
Cash and investments	114,914	140,667
Deferred income taxes	11,863	7,349
Other current assets	3,665	4,162
Common property, plant and equipment	3,663	3,964
Other assets	1,429	1,848

Consolidated total assets	$204,743	$215,413

12. Income Taxes
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), Intevac is required to adjust its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2008; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its technology into major military weapons programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents filed from time to time with the Securities and Exchange Commission, including Intevac’s Annual Report on Form 10-K filed in March 2008, Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive and semiconductor industries as well as sensitive electro-optical devices used in high-performance digital cameras for military and commercial applications. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, and liquid crystal displays, as well as medical, scientific and security companies and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).
     Product development and manufacturing activities occur in North America and Asia. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. During the third quarter of 2008, Intevac entered into an alliance with a Korean equipment manufacturer and distributor, TES Co., Ltd. (“TES”). Under the agreement TES will manufacture and sell Intevac’s Lean Etch system for the Korean and Chinese markets, and Intevac will manufacture and sell TES’ chemical vapor deposition equipment for customers throughout the rest of the world.
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

     The following table presents certain significant measurements for the three and nine months ended September 27, 2008 and September 29, 2007:

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages and per share amounts)

Net revenues	$28,560	$50,604	(43.6)%	$93,867	$199,083	(52.9)%
Gross margin	$9,085	$24,615	(63.1)%	$37,529	$88,224	(57.5)%
Gross margin percent	31.8%	48.6%	(16.8)%	40.0%	44.3%	(4.3)%
Net income (loss)	$(3,353)	$8,364	(140.1)%	$(2,727)	$29,761	(109.2)%
Earnings (loss) per diluted share	$(0.15)	$0.38	(139.5)%	$(0.13)	$1.34	(109.7)%
     Net sales decreased during the third quarter and first nine months of fiscal 2008 primarily due to lower equipment sales to disk manufacturers due to slowing worldwide demand, partially offset by increased imaging sales. During 2008, a major disk manufacturer redeployed legacy Intevac equipment which had previously been decommissioned instead of purchasing new equipment.
     Net income for the third quarter and the first nine months of fiscal 2008 decreased compared to the same periods in the prior year due to lower net sales, partially offset by lower operating expenses. The decrease in operating expenses was principally due to continuing focus on operating efficiency and cost controls.
     “Intevac®,” “LIVAR®,” “D-STAR®,” “Lean EtchTM”, “200 Lean®”, “AccuLuberTM”, ExamineRTM”, and “MOSIR®”, among others, are our trademarks.
Results of Operations
   Net revenues

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Equipment	$22,855	$44,920	(49.1)%	$75,558	$185,885	(59.4)%
Intevac Photonics	5,705	5,684	0.4%	18,309	13,198	38.7%

Total net revenues	$28,560	$50,604	(43.6)%	$93,867	$199,083	(52.9)%

     Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, related equipment and system components, flat panel equipment, technology license fees, contract research and development related to the development of electro-optical sensors, cameras and systems and low light imaging products.
     Equipment revenues for the three and nine months ended September 27, 2008 decreased over the same periods in the prior year as a result of lower sales of disk sputtering equipment, technology upgrades and spare parts. Fiscal 2008 has been a slow year for new system capacity additions in the hard disk drive market due to the upgrade and reuse of approximately twenty legacy tools previously sitting in storage which have substantially met the incremental capacity requirements of one of our largest customers. Intevac recognized revenue on technology upgrades to allow the legacy systems to be used in the second and third quarters of fiscal 2007 and the first quarter of fiscal 2008, which resulted in the higher upgrade revenues in fiscal 2007 versus fiscal 2008. Intevac recognized revenue on four 200 Lean systems during both the three month periods ended September 27, 2008 and September 29, 2007. Intevac recognized revenue on ten 200 Lean systems in the nine months ended September 27, 2008 as compared to twenty-nine 200 Lean systems in the nine months ended September 29, 2007. Intevac expects fourth quarter 2008 Equipment revenues to be lower than Equipment revenues reported in each of the first three quarters of fiscal 2008.

     Intevac Photonics revenues for the three months ending September 27, 2008 consisted of $3.3 million of research and development contract revenue and $2.4 million of product sales as compared to $4.5 million of research and development contract revenue and $1.2 million of product sales for the three months ended September 29, 2007. Intevac Photonics revenues for the nine months ending September 27, 2008 consisted of $11.5 million of research and development contract revenue and $6.8 million of product sales as compared $9.8 million of research and development contract revenue and $3.4 million of product sales for the nine months ended September 29, 2007. The increase in product revenues for all periods presented resulted from higher sales of lowlight sensors and cameras used in military night vision and surveillance, miniature Raman instruments and, micro-display and image-capture products for head-mounted vision. The decrease in contract research and development revenue for the three months ended September 27, 2008 over the same period in the prior year was the result of lower program activity. The increase in contract research and development revenue for the nine months ended September 27, 2008 over the same period in the prior year was the result of a higher volume of contracts and incremental revenue generated from contract close-outs. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military weapons programs, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at September 27, 2008 was $18.5 million, as compared to $34.2 million at December 31, 2007 and $31.2 million at September 29, 2007. The $18.5 million of backlog at September 27, 2008 consisted of $12.4 million of Equipment backlog and $6.1 million of Intevac Photonics backlog. Backlog at September 27, 2008 includes one 200 Lean system, compared to two at December 31, 2007 and one at September 29, 2007. Lower backlog at September 27, 2008 compared to September 29, 2007 is due to lower orders for technological upgrades and spare parts.
     International sales decreased by 46.8% to $18.6 million for the three months ended September 27, 2008 from $35.0 million for the three months ended September 29, 2007 and by 58.4% to $69.7 million for the nine months ended September 27, 2008 from $167.6 million for the nine months ended September 29, 2007. International revenues include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, disk equipment technology upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 65% of net revenues for the three months ended September 27, 2008 and 69% of net revenues for the three months ended September 29, 2007. International sales constituted 74% of net revenues for the nine months ended September 27, 2008 and 84% of net revenues for the nine months ended September 29, 2007.
     Gross profit

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Equipment gross profit	$7,263	$21,988	(67.0)%	$30,869	$82,842	(62.7)%
% of Equipment net revenues	31.8%	48.9%	(17.1)%	40.9%	44.6%	(3.7)%
Intevac Photonics gross profit	$1,822	$2,529	(28.0)%	$6,660	$5,382	23.7%
% of Intevac Photonics net revenues	31.9%	44.5%	(12.6%)	36.4%	40.8%	(4.4)%
Total gross profit	$9,085	$24,615	(63.1)%	$37,529	$88,224	(57.5)%
% of net revenues	31.8%	48.6%	(16.8)%	40.0%	44.3%	(4.3)%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three and nine months ended September 27, 2008 included $155,000 and $607,000, respectively, of equity-based compensation expense. Cost of net revenues for the three and nine months ended September 29, 2007 included $172,000 and $533,000, respectively, of equity-based compensation expense.
     Equipment gross profit was 31.8% in the three months ended September 27, 2008 compared to 48.9% in the three months ended September 29, 2007 and was 40.9% in the nine months ended September 27, 2008 compared to 44.6% in the nine months ended September 29, 2007. Decreases in Equipment gross profit in absolute dollars and as a percentage of net revenues for the three and nine months ended September 27, 2008 against the comparable 2007 periods were due primarily to reduced revenues, lower factory absorption, and product mix, partially offset by cost reduction programs. Gross profit for the Equipment segment in absolute dollars and as a percentage of net revenues in 2008 is expected to be lower than in 2007, primarily as a result of a reduction in volume and as result of lower absorption of factory costs. Gross profit in the Equipment segment will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross profit was 31.9% in the three months ended September 27, 2008 compared to 44.5% in the three months ended September 29, 2007 and was 36.4% in the nine months ended September 27, 2008 compared to 40.8% in the nine months ended September 29, 2007. Fluctuations in gross profit reflected increased operating costs from recently-acquired businesses, yield and product mix. Lower Intevac Photonics gross profit as a percentage of net revenues in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 reflected excess and obsolete inventory charges, increased warranty costs and unabsorbed factory costs. Intevac Photonics gross profit increased in absolute dollars for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 due to increased revenues. Lower Intevac Photonics gross profit as a percentage of net revenues for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 reflected changes in product mix. Gross profit for the Intevac Photonics segment will vary depending the percentage of revenue derived from higher-margin product shipments versus research and development contracts.
Research and Development

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Research and development expense	$8,620	$9,437	(8.7)%	$26,426	$31,277	(15.5)%
% of net revenues	30.2%	18.6%		28.2%	15.7%
     Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment and imaging products. Research and development expense for the three and nine months ended September 27, 2008 included $507,000 and $1.4 million, respectively, of equity-based compensation expense. Research and development expense for the three and nine months ended September 29, 2007 included $556,000 and $1.5 million, respectively, of equity-based compensation expense.
     Research and development spending decreased in Equipment during the three and nine months ended September 27, 2008 as compared to the same periods in 2007. The decrease in Equipment spending was due primarily to a reduction in charges to development projects for purchased parts and other materials, and, to a lesser extent, a reduction in accruals for bonus and employee profit sharing plans. Equipment research and development spending is expected to decrease in 2008 due primarily to a reduction in expenditures related to the initial development of Intevac’s Lean EtchTM product line. Research and development spending increased in Intevac Photonics during the three months ended September 27, 2008 as compared to the same period in 2007. Intevac Photonics increased research and development spending levels for yield improvements, sensor development and digital night vision goggle development. Intevac Photonics research and development spending during the nine months ended September 27, 2008 was flat compared to the same period in 2007. Engineering headcount increased from 135 at September 29, 2007 to 157 at September 27, 2008.

     Intevac Photonics research and development expenses do not include costs of $1.8 million and $6.7 million for the three and nine months ended September 27, 2008, respectively, related to contract research and development and which are included in cost of net revenues. Intevac Photonics research and development expenses do not include costs of $2.4 million and $5.3 million for the three and nine months September 29, 2007, respectively, related to contract research and development and which are included in cost of net revenues.
   Selling, general and administrative.

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Selling, general and administrative expense	$7,341	$7,062	4.0%	$21,818	$22,414	(2.7)%
% of net revenues	25.7%	14.0%		23.2%	11.3%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by Intevac’s Japanese distributor, Matsubo, who provides services such as sales, installation, warranty and customer support. Sales of Intevac’s Lean Etch system will be made by TES, Intevac’s alliance partner, in Korea and China. Intevac also has subsidiaries in Singapore and in Hong Kong, along with field offices in Japan, Malaysia, Korea and Shenzhen, China to support its equipment customers in Asia. Selling, general and administrative expense for the three and nine months ended September 27, 2008 included $1.1 million and $3.0 million, respectively, of equity-based compensation expense. Selling, general and administrative expense for the three and nine months ended September 29, 2007 included $1.1 million and $2.5 million, respectively, of equity-based compensation expense.
     The increase in selling, general and administrative spending in the three months ended September 27, 2008 as compared to the same period in the prior year was primarily the result of incremental costs from recently-acquired businesses. The decrease in selling, general and administrative spending in the nine months ended September 27, 2008 as compared to the same period in the prior year was primarily the result of decreases in costs related to business development, customer service and support in the Equipment segment, a reduction in legal expenses associated with the recently-settled Unaxis litigation and a reduction in accruals for bonus and employee profit sharing plans, partially offset by the added expense associated with the two businesses acquired in 2007. Intevac’s selling, general and administrative headcount increased from 97 at September 29, 2007 to 123 at September 27, 2008. Selling, general and administrative expenses are expected to increase in 2008 over the amount spent in 2007 due primarily to increased operating costs from recently-acquired businesses and the addition of key business development personnel in the Intevac Photonics segment. This will be partially offset by lower provisions for employee profit sharing and bonus plans, resulting from Intevac’s expectations of losses for 2008.

Interest income and other, net

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Interest income and other, net	$884	$1,797	(50.8)%	$3,101	$4,655	(33.4)%
     Interest income and other, net consists primarily of interest and dividend income on investments and foreign currency gains and losses. The decrease in the three and nine months ended September 27, 2008 was driven by a lower average balance of investments and fluctuations in foreign currency gains and losses. Interest income and other, net has decreased in 2008 due to the sale of a real estate investment in the fourth quarter of 2007 and a reduction in interest income due primarily to a reduction in interest rates and lower investment portfolio balances.
Provision for income taxes.

	Three months ended			Nine months ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)

Provision (benefit) for income taxes	$(2,639)	$1,549	(270.4)%	$(4,887)	$9,427	(151.8)%
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), Intevac is required to adjust its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
Liquidity and Capital Resources
     At September 27, 2008, Intevac had $114.9 million in cash, cash equivalents, and investments compared to $140.7 million at December 31, 2007. During the first nine months of 2008, cash and cash equivalents and investments decreased by $25.8 million due primarily to cash used by operating activities, the purchase of certain assets of Oerlikon, purchases of fixed assets and a scheduled payment to the owners of DeltaNu, LLC, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash-equivalents and investments consist of the following:

	September 27,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents	$38,825	$27,673
Short-term investments	2,981	110,985
Long-term investments	73,108	2,009

Total cash, cash-equivalents and investments	$114,914	$140,667

     Operating activities used cash of $6.0 million in the first nine months of 2008 and provided cash of $45.7 million during the nine months ended September 29, 2007. The decrease in cash provided by operating activities was due primarily to the reduction in net income, uses of working capital, and non-cash changes in deferred taxes during the first nine months of 2008.

     Accounts receivable totaled $19.4 million at September 27, 2008, compared to $14.1 million at December 31, 2007. The increase of $5.2 million in the receivable balance was due primarily to the 200 Lean systems recognized as revenue in the third quarter. Total net inventories decreased to $15.5 million at September 27, 2008, compared to $22.1 million at December 31, 2007 primarily as a result of lower business levels. Accounts payable decreased by $2.6 to $5.0 million at September 27, 2008. Accrued payroll and related liabilities decreased by $4.6 million during the nine months ended September 27, 2008 due primarily to bonus and profit sharing payments. Customer advances decreased by $3.9 million during the first nine months of 2008, as liquidations related to revenue recognition were higher than new advances received from Intevac’s customers.
     Investing activities in the first nine months of 2008 generated cash of $17.4 million. Proceeds from maturities of investments, net of purchases, totaled $35.7 million. During the third quarter of 2008, Intevac acquired certain assets of OC Oerlikon Balzers Ltd. for $15.1 million, net of cash acquired. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements. Capital expenditures for the nine months ended September 27, 2008 were $3.1 million.
     Financing activities in the first nine months of 2008 used cash of $197,000. Intevac generated $1.8 million during the nine months ended September 27, 2008 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. Intevac made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which Intevac acquired in the first quarter of 2007.
     Intevac has generated operating income for the last three full fiscal years, after incurring annual operating losses from 1998 through 2004. Intevac currently expects to incur an operating loss in 2008, due to the reduction in Equipment revenue as compared to 2007.
     As of September 27, 2008, Intevac’s available-for-sale securities represented approximately $74.6 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of approximately $1.5 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive income and did not affect Intevac’s earnings for the nine months ended September 27, 2008. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. Intevac does not anticipate that any potential lack of liquidity in these ARS, even for an extended period of time, will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. During the nine months ended September 27, 2008, approximately $3.2 million of ARS were redeemed at par. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, Intevac uses discounted cash flow models to measure the fair value of its ARS. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. In measuring the fair value of the ARS, Intevac uses a model which compares the expected rate of return on Intevac’s ARS to rates that an investor would expect in today’s market. Intevac’s key assumptions are determined from widely-published interest rate quotes, conversations with its investment manager and annual discount assumptions provided by a third-party investment bank. All three of these assumptions would be considered significant unobservable inputs. Changes in these inputs could change Intevac’s valuation of the ARS and have a material impact on Intevac’s financial condition or results of operations. As the key assumptions used in measuring the fair value of the ARS are significant unobservable inputs, ARS are classified as a Level 3 asset in accordance with the SFAS 157 hierarchy.

     Intevac has entered into a line of credit with Citigroup Global Markets Inc. under which approximately $20 million is available. Intevac intends to use this line to help secure its ability to fund cash requirements until Intevac is able to liquidate its ARS holdings. For additional information on this borrowing facility, see Note 9 of Notes to Condensed Consolidated Financial Statements.
     Intevac believes that its existing cash, cash equivalents, short-term investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $8 to $12 million in capital expenditures during the next five quarters.
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
     For further information about Intevac’s critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2007 Form 10-K. Management believes that there has been no significant change during the nine months ended September 27, 2008 to the items identified as critical accounting policies in Intevac’s 2007 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of auction rate securities and debt instruments issued by the U.S. government and its agencies.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at September 27, 2008.

						Fair
	2008	2009	2010	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Variable rate amounts	$5,927	—	—	—	$5,927	$5,927
Weighted-average rate	1.99%
Cash equivalents
Fixed rate amounts	$12,000	—	—	—	$12,000	$12,000
Weighted-average rate	0.84%
Short-term investments
Fixed rate amounts	$2,981	—	—	—	$2,981	$2,985
Weighted-average rate	3.99%
Long-term investments
Variable rate amounts	—	—	—	$73,108	$73,108	$73,108
Weighted-average rate				3.74%
Total investment portfolio	$20,908	—	—	$73,108	$94,016	$94,020
     At September 27, 2008, Intevac held investments in auction rate securities. With the liquidity issues experienced in global credit and capital markets, Intevac’s auction rate securities have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the auction rate securities held by Intevac are no longer at par. As of September 27, 2008, Intevac had $73.1 million in auction rate securities in the consolidated balance sheet, which is net of an unrealized loss of $1.5 million. The unrealized loss is included in other comprehensive income as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values.
     Intevac continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an impairment charge in 2008.
     Intevac intends and has the ability to hold these auction rate securities until the market recovers. Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of Intevac’s anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At September 27, 2008, Intevac had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
   Evaluation of disclosure controls and procedures.
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 27, 2008, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that Intevac’s disclosure controls and procedures were effective as of September 27, 2008.
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
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity products such as disk drives and semiconductors. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and we are projecting that new system shipments will be significantly lower in 2008 than 2007. We cannot predict with any certainty when these cycles will begin or end, although we believe we entered into a downturn in the cycle in late 2007.
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
     We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples, customization of our product and installation of evaluation systems in the factories of our prospective customers. We do not enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems. Intevac Photonics’ business is also subject to long sales cycles because many of its products, such as our military imaging products, often must be designed into the customers’ end products, which are often complex state-of-the-art products. These development cycles are often multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.
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
     Rapid technological change in the hard disk drive, semiconductor and imaging markets requires us to rapidly develop new technically advanced products. Our future success depends in part on our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance and payment for new products and additional service and warranty expenses.

Our operating results fluctuate significantly from quarter to quarter, which can lead to volatility in the price of our common stock.
     Over the last eight quarters, our quarterly revenues have fluctuated between $16.8 million and $95.9 million and our operating income (loss) as a percentage of revenues has fluctuated between approximately (42.3%) and 23.2% of revenues. Over the same period, the price of our common stock has fluctuated between $9.50 and $30.57 per share.
     We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) failure of our operating results to meet the expectations of investment research analysts or investors.
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
     At September 27, 2008, we held $75 million of auction rate securities. The market for these securities has historically been highly liquid, even though the auction rate securities that we hold have underlying maturities ranging from 23 to 39 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these auction rate securities have failed auction. The auction rate securities will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. All of the auction rate securities continue to be rated AAA, but there is no assurance that AAA ratings will continue in the future. We have reclassified all of these securities from short-term to long-term investments and recorded a temporary impairment charge of $1.5 million. If: (1) the issuers of the auction rate securities are unable to successfully resume auctions; or (2) the issuers do not redeem the auction rate securities; or (3) a liquid market for the auction rate securities does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the auction rate securities and/or record an other-than-temporary impairment charge.
     In order to increase our liquidity we entered into a line of credit with Citigroup Global Markets Inc., secured by $57 million of our auction rate securities. At September 27, 2008, approximately $20 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citi and amounts outstanding are payable on demand. If we are unable to maintain the line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the auction rate securities becomes liquid again and we could have to seek additional debt funding to finance our operations.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access financing.
     While we intend to finance operations with existing cash, cash flow from operations and, if necessary, borrowing under our existing credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial terms to which we are subject under our existing credit agreement.
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
     Many of our products, and especially Intevac Photonics’ products, require export licenses from U.S. Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 and the International Traffic in Arms Regulations. This could limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Recently, heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. Government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain export licenses or delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could subject us to fines or other penalties.
The Intevac Photonics business is dependent on U.S. government contracts, which are subject to fixed pricing, immediate termination and a number of procurement rules and regulations.
     We sell many of our imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $14.1 million, $10.2 million, and $6.9 million in 2007, 2006, and 2005, respectively. Funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations. Sales to the U.S. government and its prime contractors may also be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad, including the results of the upcoming national election. The loss of funding for a government program would result in a loss of future revenues attributable to that program. The influence of any of these factors, which are beyond our control, could negatively impact our results of operations.

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
     As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future effective tax rate could be affected by: (1) changes in tax laws; (2) the allocation of earnings to countries with differing tax rates; (3) changes in worldwide projected annual earnings in current and future years: (4) accounting pronouncements; or (5) changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be different from the treatment reflected in our historical income tax provisions and accruals, which could result in additional payments by Intevac.
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
     Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. For example, an executive recently left the Company and we have not found a replacement. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel, and has made companies increasingly protective of prior employees. It may be difficult for us to locate employees who are not subject to non-competition agreements and other restrictions.
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

We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in July 2006, Intevac filed a patent infringement lawsuit against Unaxis USA, Inc. and its affiliates Unaxis Balzers AG and Unaxis Balzers, Ltd. alleging infringement by Unaxis of a patent relating to our 200 Lean system. This lawsuit was dismissed in July 2008. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
Difficulties in integrating past or future acquisitions could adversely affect our business.
     We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC and in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd. We have spent and will likely continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.
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
     Our operations are vulnerable to interruption by fire, earthquake or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by business interruptions, but there is no certainty that our efforts will prove successful.

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
     We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) Intevac fails to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our controls, then we could be subject to: (1) restatement of previously reported financial results, (2) regulatory sanctions and (3) a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.
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

INTEVAC, INC.
Date: November 6, 2008	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)