Form 10-Q
period 2009-03-28
INTEVAC INC
filed 2009-05-01
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Registrant’s telephone number, including area code: (408) 986-9888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On May 01, 2009, 21,925,526 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,876	$39,201
Short-term investments	5,993	—
Trade and other accounts receivable, net of allowances of $117 at March 28, 2009 and $145 at December 31, 2008	9,217	15,014
Inventories	17,178	17,674
Prepaid expenses and other current assets	4,803	4,806
Deferred income tax assets	3,801	3,204

Total current assets	68,868	79,899
Property, plant and equipment, net	14,417	14,886
Long-term investments	66,961	66,328
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $834 at March 28, 2009 and $693 at December 31, 2008	3,813	4,054
Deferred income taxes and other long-term assets	18,429	16,097

Total assets	$180,393	$189,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	$—	$2,000
Accounts payable	4,305	4,214
Accrued payroll and related liabilities	2,927	3,395
Other accrued liabilities	2,504	3,175
Customer advances	1,071	2,807

Total current liabilities	10,807	15,591
Other long-term liabilities	384	509
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	130,485	128,686
Accumulated other comprehensive loss	(4,701)	(4,808)
Retained earnings	43,396	49,169

Total stockholders’ equity	169,202	173,069

Total liabilities and stockholders’ equity	$180,393	$189,169

Note: Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 28,	March 29,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share amounts)

Net revenues:
Systems and components	$8,677	$29,014
Technology development	3,631	4,161

Total net revenues	12,308	33,175
Cost of net revenues:
Systems and components	6,057	15,390
Technology development	1,986	2,474

Total cost of net revenues	8,043	17,864

Gross profit	4,265	15,311
Operating expenses:
Research and development	8,030	9,388
Selling, general and administrative	5,709	7,064

Total operating expenses	13,739	16,452

Loss from operations	(9,474)	(1,141)
Interest income and other, net	430	1,411

Income (loss) before income taxes	(9,044)	270
Income tax benefit	3,271	1,293

Net income (loss)	$(5,773)	$1,563

Basic income (loss) per share:
Net income (loss)	$(0.26)	$0.07
Shares used in per share amounts	21,882	21,647
Diluted income (loss) per share:
Net income (loss)	$(0.26)	$0.07
Shares used in per share amounts	21,882	22,053
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 28,	March 29,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(5,773)	$1,563
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,336	1,085
Equity-based compensation	1,397	1,596
Deferred income taxes	(3,059)	(298)
Changes in operating assets and liabilities	3,103	(15,769)

Total adjustments	2,777	(13,386)

Net cash and cash equivalents used in operating activities	(2,996)	(11,823)
Investing activities
Purchases of investments	(5,993)	(7,000)
Proceeds from sales and maturities of investments	100	20,900
Purchases of leasehold improvements and equipment	(779)	(1,327)

Net cash and cash equivalents provided by (used in) investing activities	(6,672)	12,573
Financing activities
Proceeds from issuance of common stock	453	804
Payment of note payable	(2,000)	(2,000)

Net cash and cash equivalents used in financing activities	(1,547)	(1,196)

Effect of exchange rate changes on cash and cash equivalents	(110)	48

Net decrease in cash and cash equivalents	(11,325)	(398)
Cash and cash equivalents at beginning of period	39,201	27,673

Cash and cash equivalents at end of period	$27,876	$27,275

Supplemental Schedule of Cash Flow Information
Cash paid (received) for:
Income taxes	$—	$—
Income tax refund	—	(1,135)
See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2008 (2008 Form 10-K). Intevac’s results of operations for the three months ended March 28, 2009 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
2. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This FSP amends and clarifies Statement on Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Intevac expects FSP FAS 141R may have an impact on Intevac’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions Intevac consummates in the future.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Intevac does not expect that the implementation of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP FAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Intevac is evaluating the impact the implementation of FSP FAS 157-4 will have on its consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)” (“FSP FAS 115-2 and FAS 124-2”) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. Intevac is evaluating the impact the implementation of FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	March 28,	December 31,
	2009	2008
	(In thousands)
Raw materials	$9,640	$10,470
Work-in-progress	5,542	4,932
Finished goods	1,996	2,272

	$17,178	$17,674

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above amounts were $9.3 million and $9.1 million at March 28, 2009 and December 31, 2008, respectively.
4. Equity-Based Compensation
     At March 28, 2009, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended March 28, 2009, Intevac granted 424,000 stock options with an estimated total grant-date fair value of $899,000. Of this amount, estimated awards of $203,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended March 28, 2009, Intevac granted purchase rights with an estimated total grant-date fair value of $301,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation Expense
     The effect of recording equity-based compensation for the three-month periods ended March 28, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Equity-based compensation by type of award:
Stock options	$1,112	$1,325
Employee stock purchase plan	234	202
Amounts released to cost of sales	51	69

Total equity-based compensation	1,397	1,596
Tax effect on equity-based compensation	(404)	(493)

Net effect on net income (loss)	$993	$1,103

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
     The weighted-average estimated value of employee stock options granted during the three months ended March 28, 2009 and March 29, 2008 was $2.12 per share and $6.25 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended March 28, 2009 and March 29, 2008 was $2.60 per share and $5.61 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Stock Options:
Expected volatility	66.76%	65.18%
Risk free interest rate	1.95%	2.33%
Expected term of options (in years)	4.5	4.5
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	82.23%	61.26%
Risk free interest rate	0.9%	1.5%
Expected term of purchase rights (in years)	2.0	1.3
Dividend yield	None	None
     The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.
     As the equity-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures were estimated based on Intevac’s historical experience, which Intevac believes to be indicative of Intevac’s future experience.
5. Business Combination, Goodwill and Purchased Intangible Assets, Net
     On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This royalty agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through March 28, 2009. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.
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
     The results of operations for the acquired business have been included in Intevac’s consolidated statements of operations for the periods subsequent to the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and unamortized intangible assets may be impaired. In the fourth quarter of fiscal 2008, Intevac performed an interim goodwill impairment analysis. The analysis indicated that there would be no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired. Intevac did not record any impairment of goodwill and intangible assets during the three months ended March 28, 2009. At March 28, 2009, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At March 28, 2009 all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three months ended March 28, 2009 was $141,000. As of March 28, 2009, future amortization expense is expected to be $416,000 for the remainder of 2009, $552,000 for 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013 and $1.2 million thereafter. Intangible assets by segment are as follows: Equipment: $2.6 million and Intevac Photonics: $1.2 million.
6. Warranty
     Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Intevac Photonics products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.
     On the Condensed Consolidated Balance Sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the Condensed Consolidated Statements of Operations.
     The following table displays the activity in the warranty provision account for the three-month periods ended March 28, 2009 and March 29, 2008:

	Three months ended
	March 28,	March 29,
	2009	2008
	(in thousands)
Beginning balance	$1,695	$3,092
Expenditures incurred under warranties	(336)	(674)
Accruals for product warranties issued during the reporting period	301	435
Adjustments to previously existing warranty accruals	(197)	(275)

Ending balance	$1,463	$2,578

     The following table displays the balance sheet classification of the warranty provision account at March 28, 2009 and at December 31, 2008:

	March 28,	December 31,
	2009	2008
	(In thousands)
Other accrued liabilities	$1,203	$1,286
Other long-term liabilities	260	409

Total warranty provision	$1,463	$1,695

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
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains and losses associated with Intevac’s available-for-sale investments, if any, are reported in stockholders’ equity. Included in accounts payable is $1.7 million and $916,000 of book overdraft at March 28, 2009 and December 31, 2008, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	March 29,	December 31,
	2008	2008
	(in thousands)
Carrying value:
U.S. treasury bills	$5,993	$—
Auction rate securities	66,961	66,328

Total investments in debt securities	$72,954	$66,328

Short-term investments	$5,993	$—
Long-term investments	66,961	66,328

Total investments in debt securities	$72,954	$66,328

Approximate fair value of investments in debt securities	$72,954	$66,328

     As of March 28, 2009, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $11.4 million and U.S. Treasury Bills in the amount of $15.0 million.
     As of March 28, 2009, Intevac’s investment portfolio included $74.3 million par value in auction rate securities (“ARS”). All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education, the collateral ratios range from 103% to 113%. Securities with a par value of $61.3 million are rated AAA, securities with a par value of $10.0 million are rated A3 and a security with a par value of $3.0 million is rated Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     At March 28, 2009, the fair value of the ARS was estimated at $67.0 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of March 28, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value. Management currently believes these securities are not other-than-temporarily impaired, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future.
     As of March 28, 2009, based on the Level 3 valuation performed, Intevac determined that there was a decline in fair value of its ARS of $7.3 million, which was deemed temporary. The unrealized loss is included in other comprehensive loss. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. As of March 28, 2009, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $56.8 million.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 28, 2009 and March 29, 2008. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

	Three months ended
	March 28,	March 29,
	2009	2008
	(in thousands)

Beginning balance	$66,328	$81,450
Net unrealized gains and losses included in earnings	—	—
Net unrealized gains and losses included in other comprehensive loss	733	(1,567)
Purchases and settlements, net	(100)	(3,100)

Ending balance	$66,961	$76,783

Net change in unrealized gains and losses	$733	$(1,567)

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citigroup. Approximately $20 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is prime minus 1.5 percent. No amounts were outstanding under this credit facility at March 28, 2009.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Other Comprehensive Loss
     The components of accumulated other comprehensive loss, at March 28, 2009 and December 31, 2008 were as follows:

	March 28,	December 31,
	2009	2008
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(4,771)	$(5,247)
Foreign currency translation gains	70	439

Total accumulated other comprehensive loss	$(4,701)	$(4,808)

     The changes in the components of comprehensive income (loss) for the three months ended March 28, 2009 and March 29, 2008 were as follows:

	Three months ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Net income (loss)	$(5,773)	$1,563
Unrealized holding gains (losses) on available-for-sale investments, net of taxes	476	(1,567)
Foreign currency translation gains (losses)	(369)	232

Total comprehensive income (loss)	$(5,666)	$228

11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(5,773)	$1,563

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,882	21,647

Effect of dilutive securities:
Employee stock compensation (1)	—	406

Dilutive potential common shares	—	406

Denominator for diluted earnings per share — adjusted	21,882	22,053

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended March 28, 2009 and March 29, 2008 was 3,009,394 and 1,597,575 respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Segment Reporting
     Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 28, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
     The Equipment segment designs, manufactures and markets magnetic media processing systems to the hard disk drive industry and offers leading-edge, high-productivity etch systems to the semiconductor industry. Additionally, Intevac’s 200 Lean® platform may be suitable for certain non-magnetic thin-film applications such as optical coatings, photovoltaic and wear-resistant coating although to date Intevac has not received revenue from such applications. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for at least the next several years will continue to be derived from the Equipment segment.
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
     Information for each reportable segment for the three months ended March 28, 2009 and March 29, 2008 is as follows:
Net Revenues

	Three months ended
	March 28,	March 29,
	2009	2008
	(in thousands)

Equipment	$6,118	$26,973
Intevac Photonics	6,190	6,202

Total segment net revenues	$12,308	$33,175

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Loss

	Three months ended
	March 28,	March 29,
	2009	2008
	(in thousands)
Equipment	$(6,811)	$496
Intevac Photonics	(1,221)	(821)

Total loss from segment operations	(8,032)	(325)
Unallocated costs	(1,442)	(816)

Loss from operations	(9,474)	(1,141)
Interest income, net	445	1,448
Other income and expense, net	(15)	(37)

Income (loss) before income taxes	$(9,044)	$270

     Total assets for each reportable segment as of March 28, 2009 and December 31, 2008 are as follows:
Assets

	March 28,	December 31,
	2009	2008
	(in thousands)
Equipment	$25,475	$33,132
Intevac Photonics	24,718	23,839

Total segment assets	50,193	56,971

Cash, cash equivalents and investments	100,830	105,529
Deferred income taxes	21,028	17,969
Other current assets	3,804	3,753
Common property, plant and equipment	3,360	3,643
Other assets	1,178	1,304

Consolidated total assets	$180,393	$189,169

13. Income Taxes
     Intevac recorded an income tax benefit at an effective rate of 47.4% for the three months ended March 28, 2009, compared with (478.9%) for the three months ended March 29, 2008. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     During the first quarter of 2009, Intevac established an additional valuation allowance to fully reserve its California state deferred tax assets due to the impact of California tax legislation that was enacted in February 2009. This additional valuation allowance decreased the income tax benefit by $1.0 million. Intevac recognized the effect of the change in valuation allowance as a discrete item during the period.
     Intevac is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2004. In February 2009, the state of California commenced an examination of the fiscal years ended 2005, 2006 and 2007. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.
14. Contingencies
     From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2009; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its technology into major military programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed in March 2009, and our periodic Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers advanced etch technology systems to the semiconductor industry. Intevac’s 200 Lean® platform may be suitable for certain non-magnetic thin-film applications such as optical coatings, photovoltaic and wear-resistant coatings although to date Intevac has not received revenue from such applications. Intevac also provides sensitive electro-optical devices used in high-performance digital cameras for military and commercial applications. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, as well as medical, scientific and security companies and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).
     Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo. During the third quarter of 2008, Intevac entered into an alliance with a Korean equipment manufacturer and distributor, TES Co., Ltd. (“TES”). Under the agreement TES has the rights to manufacture and sell Intevac’s Lean Etch® system to the Korean and Chinese markets, and Intevac has the rights to manufacture and sell TES’ chemical vapor deposition equipment to customers throughout the rest of the world. To date no sales have been made pursuant to this contract.
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

     The following table presents certain significant measurements for the three months ended March 28, 2009 and March 29, 2008:

	Three months ended
	March 28,	March 29,	%
	2009	2008	Change
	(in thousands, except percentages and per share amounts)

Net revenues	$12,308	$33,175	(62.9)%
Gross profit	$4,265	$15,311	(72.1)%
Gross margin percent	34.7%	46.2%	(11.5)%
Net income (loss)	$(5,773)	$1,563	(469.4)%
Earnings (loss) per diluted share	$(0.26)	$0.07	(471.4)%
     First quarter financial results for fiscal 2009 reflected a challenging environment as Intevac’s Equipment customers reduced or delayed capital expenditures as a result of reduced demand, price erosion and industry consolidation. Net sales decreased during the first quarter of fiscal 2009 primarily due to lower equipment sales to disk manufacturers partially offset by increased Intevac Photonics’ product sales. The global economic climate and constrained financing environment have caused a broad slowdown in capital equipment purchases by Intevac’s hard drive customers. Net income for the first quarter of fiscal 2009 decreased compared to the same period in the prior year due to lower net sales and lower investment income, partially offset by lower operating expenses and higher income tax benefits. The decrease in operating expenses was a result of the global cost reduction plan implemented in the fourth quarter of 2008 and continuing focus on operating efficiency. As part of the global cost reduction plan, Intevac has reduced its global workforce by 21% and reduced its global infrastructure.
     For the second quarter of 2009, Intevac expects its Equipment revenue to be down from the first quarter of 2009 as a result of lower demand, seasonality and global macroeconomic conditions as hard drive customers experience tightening credit, inventory rationalization throughout all channels and price competition. Intevac expects Intevac Photonics revenues in the second quarter of 2009 to increase from the first quarter of 2009.
     “200 Lean®”, “AccuLuber™”, “ExaminerR™”, “Lean Etch®”, “LIVAR®”, “MicroVista®”, “NightVista®”, “MOSIR®” and “Night Port™”, among others, are our trademarks.
Results of Operations
Net revenues

	Three months ended		Change over
	March 28,	March 29,	Prior period
	2009	2008	Amount	%
	(in thousands, except percentages)

Equipment	$6,118	$26,973	$(20,855)	(77.3)%
Intevac Photonics	6,190	6,202	(12)	(0.2)%

Total net revenues	$12,308	$33,175	$(20,867)	(62.9)%

     Net revenues consist primarily of equipment sales used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems; and low-light imaging products.
     Equipment revenue for the three months ending March 28, 2009 included revenue recognized for four AccuLuberTM systems, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended March 28, 2009 did not include any 200 Lean systems. Equipment revenue for the three months ended March 29, 2008 included revenue recognition for two 200 Lean systems, eleven disk lubrication systems including one AccuLuber system, upgrades and spare parts. While the uncertainty of end market demand continues to dampen expectations for the hard drive market, Intevac expects that in 2009 the demand for equipment will result primarily from the first shipments of patterned media development systems, incremental research and development systems, and the replacement of legacy systems with 200 Leans to support the continued growth in mobile drives. Intevac does not expect any of its hard drive customers to add new systems for capacity in 2009.
     Intevac Photonics revenue for the three months ended March 28, 2009 consisted of $3.6 million of research and development contract revenue and $2.6 million of product sales. Intevac Photonics revenue for the three months ended March 29, 2008 consisted of $4.2 million of research and development contract revenue and $2.0 million of product sales. The increase in product revenue resulted from higher sales of digital night vision camera modules and commercial products. The decrease in contract research and development revenue was the result of a lower volume of contracts and no revenue from contract close-outs. Intevac expects that in 2009, Intevac Photonics revenues will grow driven by government spending as well as growth in commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at March 28, 2009 was $17.0 million, as compared to $20.2 million at December 31, 2008 and $43.5 million at March 29, 2008. The $17.0 million of backlog at March 28, 2009 consisted of $8.3 million of Equipment backlog and $8.7 million of Intevac Photonics backlog. The $20.2 million of backlog at December 31, 2008 consisted of $11.4 million of Equipment backlog and $8.8 million of Intevac Photonics backlog. Backlog at March 28, 2009 and December 31, 2008 included one 200 Lean system, compared to seven at March 29, 2008.
     International sales decreased by 78% to $5.9 million for the three months ended March 28, 2009 from $26.4 million for the three months ended March 29, 2008. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 48% of net revenues for the three months ended March 28, 2009 and 80% of net revenues for the three months ended March 29, 2008. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.
Gross profit

	Three months ended
	March 28,	March 29,	%
	2009	2008	Change
	(in thousands, except percentages)

Equipment gross profit	$1,828	$12,708	(85.6)%
% of Equipment net revenues	29.9%	47.1%
Intevac Photonics gross profit	$2,437	$2,603	(6.4)%
% of Intevac Photonics net revenues	39.4%	42.0%
Total gross profit	$4,265	$15,311	(72.1)%
% of net revenues	34.7%	46.2%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three months ended March 28, 2009 and March 29, 2008 included $107,000 and $249,000 of equity-based compensation expense, respectively.
     Equipment gross margin was 29.9% in the three months ended March 28, 2009 compared to 47.1% in the three months ended March 29, 2008. The lower gross margin was due primarily to lower revenues, product mix, lower factory utilization, and costs from an acquired business partially offset by the savings from the global cost reduction plan implemented in the fourth quarter of 2008. Intevac expects the gross margin for the Equipment business in the second quarter of 2009 will improve over the first quarter of 2009 due to improved factory utilization and product mix and decline over the second quarter of 2008 due to lower revenue levels. Gross margins in the Equipment business will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 39.4% in the three months ended March 28, 2009 compared to 42.0% in the three months ended March 29, 2008. The decrease in gross margin resulted primarily from increased provisions for inventory and warranty, partially offset by higher margins on development contracts. Intevac expects the gross margin for the Intevac Photonics business in the second quarter of 2009 to improve over the first quarter of 2009 and the second quarter of 2008, primarily as a result of the projected increase in product sales, which typically carry higher gross margins.
Research and development

	Three months ended		Change over
	March 28,	March 29	prior period
	2009	2008	Amount	%
	(in thousands, except percentages)

Research and development expense	$8,030	$9,388	$(1,358)	(14.5)%
% of net revenues	65.2%	28.3%
     Research and development spending decreased in Equipment and increased in Intevac Photonics during the three months ended March 28, 2009 as compared to the three months ended March 29, 2008. The decrease in Equipment spending was due primarily to a reduction in spending on the Lean Etch product line and savings from the global cost reduction plan implemented in the fourth quarter of 2008. The increase in Intevac Photonics research and development reflected increased spending for sensor yield improvements, sensor development and digital night vision goggle development. Intevac expects that research and development spending will decrease in the second quarter of 2009 over the same quarter in the previous year and the first quarter of 2009 primarily as a result of the lower level of spending on Intevac’s Lean Etch product line. Research and development expense for the three months ended March 28, 2009 and March 29, 2008 included $444,000 and $466,000 of equity-based compensation expense, respectively. Research and development expenses do not include costs of $2.0 million and $2.5 million for the three-month periods ended March 28, 2009 and March 29, 2008, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

	Three months ended		Change over
	March 28,	March 29,	prior period
	2009	2008	Amount	%
	(in thousands, except percentages)

Selling, general and administrative expense	$5,709	$7,064	$(1,355)	(19.2)%
% of net revenues	46.4%	21.3%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three months ended March 28, 2009 was primarily the result of savings from the global cost reduction plan implemented in the fourth quarter of 2008. Intevac expects that selling, general and administrative expenses will also decrease in the second quarter of 2009 over the amount spent in the same quarter in the previous year and remain flat as compared to the first quarter of 2009. Selling, general and administrative expense for the three months ended March 28, 2009 and March 29, 2008 included $846,000 and $881,000, of equity-based compensation expense, respectively.

Interest income and other, net

	Three months ended		Change over
	March 28,	March 29	prior period
	2009	2008	Amount	%
	(in thousands, except percentages)

Interest income and other, net	$430	$1,411	$(981)	(69.5)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three months ended March 28, 2009 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses. Intevac expects interest income to decrease in the second quarter of 2009 over the same period in the previous year due primarily to lower investment portfolio balances and interest rates.
Income tax benefit

	Three months ended		Change over
	March 28,	March 29,	prior period
	2009	2008	Amount	%
	(in thousands, except percentages)

Income tax benefit	$3,271	$1,293	$1,978	153.0%
     Intevac recorded an income tax benefit at an effective rate of 47.4% for the three months ended March 28, 2009, compared with (478.9%) for the three months ended March 29, 2008. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     During the first quarter of 2009, Intevac established an additional valuation allowance to fully reserve its California state deferred tax assets due to the impact of California tax legislation that was enacted in February 2009. This additional valuation allowance decreased the income tax benefit by $1.0 million. Intevac recognized the effect of the change in valuation allowance as a discrete item during the period.
Liquidity and Capital Resources
     At March 28, 2009, Intevac had $100.8 million in cash, cash equivalents, and investments compared to $105.5 million at December 31, 2008. During the first three months of 2009, cash and cash equivalents and investments decreased by $4.7 million due primarily to cash used by operating activities, a scheduled payment to the owners of DeltaNu, LLC, and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash-equivalents and investments consist of the following:

	March 28,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$27,876	$39,201
Short-term investments	5,993	—
Long-term investments	66,961	66,328

Total cash, cash equivalents and investments	$100,830	$105,529

     Operating activities used cash of $3.0 million and $11.8 million during the first three months of 2009 and 2008, respectively. The decrease in cash used by operating activities was due primarily to changes in working capital, partially offset by the reduction in net income, and non-cash changes in deferred taxes during the first three months of 2009.
     Accounts receivable totaled $9.2 million at March 28, 2009, compared to $15.0 million at December 31, 2008. The decrease of $5.8 million in the receivable balance was due to lower revenues and improved collection activities. Total net inventories decreased to $17.2 million at March 28, 2009, compared to $17.7 million at December 31, 2008 primarily as a result of lower business levels. Accounts payable increased slightly to $4.3 million at March 28, 2009 compared to December 31, 2008. Accrued payroll and related liabilities decreased by $468,000 during the three months ended March 28, 2009. Customer advances decreased by $1.7 million during the first three months of 2009, as liquidations related to revenue recognition were higher than new advances received from Intevac’s customers.
     Investing activities in the first three months of 2009 used cash of $6.7 million. Purchases of investments, net of proceeds from maturities of investments totaled $5.9 million. Capital expenditures for the three months ended March 28, 2009 were $779,000.
     Financing activities in the first three months of 2009 used cash of $1.5 million. Intevac made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which Intevac acquired in the first quarter of 2007. Intevac generated $453,000 during the three months ended March 28, 2009 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     It is anticipated that market conditions may continue to weaken, but Intevac anticipates that its efforts to reduce costs through its global cost reduction plan and headcount restructuring activity implemented in the fourth quarter will reduce its cash loss from operations to a level sustainable until market conditions and Intevac’s business improves.
     As of March 28, 2009, Intevac’s available-for-sale securities represented $74.3 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $7.3 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive loss. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. During April 2009, $3.3 million of ARS were redeemed at par. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at March 28, 2009, the fair value of the ARS was estimated at $67.0 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of March 28, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that

Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. As of March 28, 2009, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $56.8 million.
     Intevac has entered into a line of credit with Citigroup under which approximately $20 million is available. For additional information on this borrowing facility, see Note 9 of Notes to Condensed Consolidated Financial Statements.
     Intevac believes that its existing cash, cash equivalents, investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $4 to $5 million in capital expenditures during the remainder of 2009.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
     For further information about Intevac’s critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2008 Form 10-K. Management believes that there has been no significant change during the three months ended March 28, 2009 to the items identified as critical accounting policies in Intevac’s 2008 Form 10-K.
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

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at March 28, 2009.

						Fair
	2009	2010	2011	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Fixed rate amounts	$8,998	—	—	—	$8,998	$8,999
Weighted-average rate	0.24%	—	—	—
Variable rate amounts	$11,419	—	—	—	$11,419	$11,419
Weighted-average rate	0.35%	—	—	—
Short-term investments		—	—	—
Fixed rate amounts	$5,993				$5,993	$5,993
Weighted-average rate	0.31%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$74,300	$74,300	$66,961
Weighted-average rate	—	—	—	2.58%
Total investment portfolio	$26,410	—	—	$74,300	$100,710	$93,372
     At March 28, 2009, Intevac held investments in auction rate securities. With the liquidity issues experienced in global credit and capital markets, Intevac’s auction rate securities have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the auction rate securities held by Intevac are no longer at par. As of March 28, 2009, Intevac had $67.0 million in auction rate securities in the condensed consolidated balance sheet, which is net of an unrealized loss of $7.3 million. The unrealized loss is included in other comprehensive loss as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values.
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
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At March 28, 2009, Intevac had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 28, 2009, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation,

Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2009.
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
Limitations on the effectiveness of controls
     Intevac’s management, including the CEO and CFO, does not expect that Intevac’s Disclosure Controls or Intevac’s internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in internal controls over financial reporting
     There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Intevac’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. As of March 28, 2009, the total par amount of auction rate securities held by Intevac which are subject to the Citigroup claim amounted to $56.8 million.
Item 1A. Risk Factors
     The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and it business, in addition to other information presented elsewhere in this report.
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity products such as disk drives and semiconductors. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and fiscal 2008 new system shipments were significantly lower than 2007. We cannot predict with any certainty when these cycles will begin or end, although we believe we entered into a downturn in the cycle in late 2007 which we expect to continue through 2009.
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
     We must effectively manage our resources and production capacity to meet rapidly changing demand. Our business experiences rapid growth and contraction, which stresses our infrastructure, internal systems and managerial resources. During periods of increasing demand for our products, we must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage our supply chain. During periods of decreasing demand for our products, we must be able to align our cost structure with prevailing market conditions; motivate and retain key employees and effectively manage our supply chain. For example, in the fourth quarter of 2008 and the first quarter of 2009, we engaged in significant cost reduction measures, as a result of which we expect to reduce expenses by approximately $15 million on an annual basis.
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
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2008, two of our customers accounted for 69% of total revenues, and four customers in aggregate accounted for 80% of total revenues. The same four customers, in aggregate, accounted for 56% of our net accounts receivable at December 31, 2008. This concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, over the last eight quarters, our revenues per quarter have fluctuated between $12.3 million and $72.1 million.
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
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II and our Lean Etch systems. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for our Lean Etch system. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
Adverse economic conditions and volatility and disruption of the capital and credit markets may negatively impact our revenues and our ability to access financing.
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently in the first quarter of 2009, and have created significant and increasing uncertainty for the future and have caused us to be cautious about our future outlook. If adverse economic conditions persist or worsen, we could continue to experience decreased revenues from our operations. Because we have long sales cycles, even if the economic conditions improve and demand increases, there will still be a significant delay before we see an improvement in our revenues. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key markets are expected to continue to negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
     In addition, while we intend to finance operations with existing cash, cash flow from operations and, if necessary, borrowing under our existing credit facility, we may require additional financing to support our continued operations. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all.
Our operating results fluctuate significantly from quarter to quarter, which can lead to volatility in the price of our common stock.
     Over the last eight quarters, our quarterly revenues have fluctuated between $12.3 million and $72.1 million and our operating income (loss) as a percentage of revenues has fluctuated between approximately (120.2%) and 18.5% of revenues. Over the same period, the price of our common stock has fluctuated between $3.43 and $26.77 per share.
     We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.
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
     At March 28, 2009, we held auction rate securities with a par value of $74.3 million. The market for these securities had historically been highly liquid, even though the auction rate securities that we hold have underlying maturities ranging from 23 to 39 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these auction rate securities have failed auction. The auction rate securities will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. Twenty-one securities with a par value of $61.3 million continue to be rated AAA, but there is no assurance that AAA ratings will continue in the future. As of March 28, 2009, the ratings of four securities with a par value of $10 million had been downgraded to A3 and the rating of a security with a par value of $3.0 million had been downgraded to Baa3. These securities are classified as long-term investments and we recorded a temporary impairment charge of $7.3 million. If: (1) the issuers of the auction rate securities are unable to successfully resume auctions; or (2) the issuers do not redeem the auction rate securities; or (3) a liquid market for the auction rate securities does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the auction rate securities and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. As of March 28, 2009, the total par amount of auction rate securities held by Intevac which are subject to the Citigroup claim amounted to $56.8 million. We could incur significant legal costs associated with the legal action and there can be no guarantee our efforts would be successful.
     In order to increase our liquidity we entered into a line of credit with Citigroup, secured by $57 million of our auction rate securities. At March 28, 2009, approximately $20 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. If we are unable to maintain this line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the auction rate securities becomes liquid again and we could have to seek additional debt funding to finance our operations.
We may be subject to additional impairment charges due to potential declines in the fair value of our assets.
     As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business.
We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.
     In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market dominated by competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. In the market for our military imaging products we experience competition from companies such as ITT Industries, Inc. and BAE. In the markets for our commercial imaging products we compete with companies such as Andor, Basler, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, Horiba — Jobin Yvon, InPhotonics, Ocean Optics, Renishaw, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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
     In 2008, approximately 69% of our revenues came from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California, Wyoming and Singapore and international customer support offices in Asia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.
     Managing our global operations presents challenges including, but not limited to, those arising from: (1) global trade issues; (2) variations in protection of intellectual property and other legal rights in different countries; (3) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by growing manufacturing business in Asia; (4) fluctuation of interest rates, raw material costs, labor and operating costs, and exchange rates; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in the laws and regulations of the United States, including export restrictions, and other countries, as well as their interpretation and application; (7) the need to provide technical and spares support in different locations; (8) political and economic instability; (9) cultural differences; (10) varying government incentives to promote development; (11) shipping costs and delays; (12) adverse conditions in credit markets; (13) variations in tariffs, quotas, tax codes and other market barriers; and (14) barriers to movement of cash.
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
     The majority of our U.S. operations are located in California where the cost of living and of recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with industries, such as the hard disk drive and semiconductor industries, for skilled employees. Failure to retain key personnel, or to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, could have a material and adverse effect on our business, financial condition and results of operations.

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
We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in March 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. As of March 28, 2009, the total par amount of auction rate securities held by Intevac which are subject to the Citigroup claim amounted to $56.8 million. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting and our Form 10-K must include a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting.
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
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security-Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed herewith:

Exhibit
Number	Description

23.2	Consent of Independent Valuation Firm

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.
Date: May 1, 2009	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2009	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)