Form 10-K/A
period 2008-12-31
INTEVAC INC
filed 2009-07-15
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO

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

EXPLANATORY NOTE
     We are providing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009 (the “Original Report”), in response to a comment provided by the Securities and Exchange Commission in its letter dated May 29, 2009. This amendment is being filed solely to amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error whereby the date of the certification was inadvertently omitted. This amendment includes an updated consent of the Independent Registered Public Accounting Firm as Exhibit 23.1 hereto and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.1 hereto.
      Except as described above, we have not modified or updated other disclosures contained in the Original Report. Accordingly, this Amended Report, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Report or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Report.

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

Intevac Photonics Products

Night Vision Systems — Since 1995, the U.S. military has funded the development of digital night vision sensor technology at Intevac, based on Intevac’s patented Electron Bombarded Active Pixel Sensor (“EBAPS”) design. The EBAPS design utilizes CMOS technology to produce a compact, light-weight, low-light level digital sensor, which provides the U.S. military both size and weight advantages, as well as the advantages of digital imaging, compared to currently deployed analog “Generation-III” night vision tubes. In 2007, Intevac entered its first pilot production of a digital night vision camera module for use in a rifle sight system by a major NATO defense contractor and has been conducting low-volume manufacturing deliveries of this camera module throughout 2008. At the conclusion of 2008, Intevac received its first U.S. military production order for a digital camera module for an avionics application and began low-rate production deliveries, which will extend throughout 2009. In 2008, Intevac also completed the development of a next-generation, digital night vision sensor, which was funded by multiple branches of the U.S. military. Field tests with the U.S. Army in late 2008 demonstrated that this sensor is successfully meeting the performance requirements of the U.S military. Several U.S. military applications of this next-generation sensor are already in development.

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

Commercial Low-Light Cameras — Intevac Photonics’ MicroVista® product line of commercial low-light CMOS cameras provides high sensitivity in the ultraviolet, visible, or near infrared regions of the spectra by using our proprietary fabrication technology in back-thinning CMOS sensors. MicroVista®’s compact and light-weight camera design makes it ideally suitable for applications in industrial inspection, bio-medical, and scientific markets. Intevac also provides a high-sensitivity near-infrared MOSIR® camera that is well-suited for scientific spectroscopy applications where high signal-to-noise is achieved through Intevac’s electron-bombarded sensor design.

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

Intevac Photonics products are manufactured at Intevac’s facilities in California and Wyoming. Intevac Photonics manufactures advanced photo-cathodes and sensors, lasers, cameras, integrated camera systems, compact Raman spectrometry instruments and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum, electromechanical and optical system assembly. Intevac uses the supplier infrastructure serving the semiconductor, camera and optics manufacturing industries. In manufacturing Intevac’s sensors, Intevac purchases wafers, components, processing supplies and chemicals. In manufacturing Intevac’s camera systems and near-eye displays, Intevac purchases printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers.

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

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

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

3. Exhibits

Exhibit
Number			Description

3.1		(1)	Certificate of Incorporation of the Registrant
3.2		(2)	Bylaws of the Registrant, as amended
10	.1+	(3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.2+	(4)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended
10	.3+	(5)	The Registrant’s 2004 Equity Incentive Plan, as amended
10.4		(6)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Sixth Amendments
10	.6+	(3)	The Registrant’s 401(k) Profit Sharing Plan
10.8		(7)	Loan Facility with Citigroup Global Markets, Inc.
10.9		(8)	Director and Officer Indemnification Agreement
10	.11+	(9)	The Registrant’s Executive Incentive Plan
10	.12+	(9)	Employment Agreement of Kevin Fairbairn dated January 24, 2002, as amended
21.1			Subsidiaries of the Registrant
23.1			Consent of Independent Registered Public Accounting Firm
23.2			Consent of Independent Valuation Firm
24.1		(9)	Power of Attorney
31.1			Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008

(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statements filed March 25, 2003

(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 20, 2008

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed March 16, 2007

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 6, 2008

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 17, 2008.

(9)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2009.

INTEVAC, INC.

By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2009

/s/ * (Norman H. Pond)	Chairman of the Board	July 15, 2009

/s/ JEFFREY ANDRESON (Jeffrey Andreson)	Executive Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	July 15, 2009

/s/ * (David Dury)	Director	July 15, 2009

/s/ * (Stanley J. Hill)	Director	July 15, 2009

/s/ * (Robert Lemos)	Director	July 15, 2009

/s/ * (Ping Yang)	Director	July 15, 2009

*	Signed by Jeffrey Andreson, Attorney-In-Fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
	Balance at	Charged (Credited)	Charged (Credited)			Balance at
	Beginning	to Costs and	to Other	Deductions -		End
Description	of Period	Expenses	Accounts	Describe		of Period
	(In thousands)

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$154	$(14)	$3	$—		$143
Inventory provisions	10,988	1,527	(32)	3,355	(2)	9,128
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$143	$(84)	$—	$2	(1)	$57
Inventory provisions	9,128	862	155	2,395	(2)	7,750
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$57	$93	$—	$5	(1)	$145
Inventory provisions	7,750	2,001	711	1,404	(2)	9,058

(1)	Write-offs of amounts deemed uncollectible.

(2)	Write-off of inventory having no future use or value to the Company.