Form 10-Q
period 2009-06-27
INTEVAC INC
filed 2009-07-31
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Registrant’s telephone number, including area code: (408) 986-9888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 30, 2009, 21,935,551 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,990	$39,201
Short-term investments	11,990	—
Trade and other accounts receivable, net of allowances of $16 at June 27, 2009 and $145 at December 31, 2008	17,051	15,014
Inventories	19,627	17,674
Prepaid expenses and other current assets	6,877	4,806
Deferred income tax assets	3,935	3,204

Total current assets	77,470	79,899
Property, plant and equipment, net	14,013	14,886
Long-term investments	66,187	66,328
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $971 at June 27, 2009 and $693 at December 31, 2008	3,744	4,054
Deferred income taxes and other long-term assets	18,647	16,097

Total assets	$187,966	$189,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	$—	$2,000
Accounts payable	4,502	4,214
Accrued payroll and related liabilities	3,849	3,395
Other accrued liabilities	6,823	3,175
Customer advances	4,481	2,807

Total current liabilities	19,655	15,591
Other long-term liabilities	286	509
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	131,866	128,686
Accumulated other comprehensive loss	(2,772)	(4,808)
Retained earnings	38,909	49,169

Total stockholders’ equity	168,025	173,069

Total liabilities and stockholders’ equity	$187,966	$189,169

Note: Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$8,981	$28,126	$17,658	$57,140
Technology development	3,337	4,006	6,968	8,167

Total net revenues	12,318	32,132	24,626	65,307
Cost of net revenues:
Systems and components	5,758	16,597	11,815	31,987
Technology development	2,047	2,402	4,033	4,876

Total cost of net revenues	7,805	18,999	15,848	36,863

Gross profit	4,513	13,133	8,778	28,444
Operating expenses:
Research and development	7,385	8,418	15,415	17,806
Selling, general and administrative	5,394	7,413	11,103	14,477

Total operating expenses	12,779	15,831	26,518	32,283

Loss from operations	(8,266)	(2,698)	(17,740)	(3,839)
Interest income and other, net	228	806	658	2,217

Loss before income taxes	(8,038)	(1,892)	(17,082)	(1,622)
Income tax benefit	3,551	955	6,822	2,248

Net income (loss)	$(4,487)	$(937)	$(10,260)	$626

Net income (loss) per share:
Basic	$(0.20)	$(0.04)	$(0.47)	$0.03
Diluted	$(0.20)	$(0.04)	$(0.47)	$0.03
Weighted average common shares outstanding:
Basic	21,930	21,691	21,906	21,669
Diluted	21,930	21,691	21,906	22,115
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 27,	June 28,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(10,260)	$626
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,578	2,252
Equity-based compensation	2,709	3,238
Deferred income taxes	(3,771)	(2,800)
Changes in operating assets and liabilities	(988)	(23,359)

Total adjustments	528	(20,669)

Net cash and cash equivalents used in operating activities	(9,732)	(20,043)
Investing activities
Purchases of investments	(14,982)	(7,000)
Proceeds from maturities of investments	6,500	28,500
Purchases of leasehold improvements and equipment	(1,453)	(2,263)

Net cash and cash equivalents provided by (used in) investing activities	(9,935)	19,237
Financing activities
Net proceeds from issuance of common stock	513	940
Repayment of note payable	(2,000)	(2,000)

Net cash and cash equivalents used in financing activities	(1,487)	(1,060)
Effect of exchange rate changes on cash	(57)	153

Net decrease in cash and cash equivalents	(21,211)	(1,713)
Cash and cash equivalents at beginning of period	39,201	27,673

Cash and cash equivalents at end of period	$17,990	$25,960

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2008 (2008 Form 10-K). Intevac’s results of operations for the three and six months ended June 27, 2009 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Subsequent events have been evaluated through July 31, 2009, the date these financial statements were issued.
     There have been no material changes in Intevac’s significant accounting policies, as compared to the significant accounting policies described in the 2008 Form 10-K, except that the Company has updated its disclosures related to the following policies:
Revenue Recognition
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the fair market value of the parts upon shipment and transfer of title, and recognizes revenue for the fair market value of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Purchased Intangible Assets
     Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference.
     Intevac’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Intevac assigns assets acquired (including goodwill) and liabilities assumed to a reporting unit as of the date of acquisition.
2. New Accounting Pronouncements
     In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, Intevac will be required to submit filings with financial statement information using XBRL commencing with its March 26, 2011 quarterly report on Form 10-Q. Intevac is currently evaluating the impact of XBRL reporting on its financial reporting process.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This FSP amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period beginning after December 15, 2008. Intevac expects FSP FAS 141-R may have an impact on Intevac’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions Intevac consummates in the future.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Intevac on January 1, 2010. Intevac expects SFAS 167 may have an impact on Intevac’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions Intevac consummates in the future.
     In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for Intevac during its interim period ending September 26, 2009 and will not have an impact on Intevac’s financial condition or results of operations. Intevac is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	June 27,	December 31,
	2009	2008
	(In thousands)
Raw materials	$9,526	$10,470
Work-in-progress	6,518	4,932
Finished goods	3,583	2,272

	$19,627	$17,674

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above amounts were $9.9 million and $9.1 million at June 27, 2009 and December 31, 2008, respectively.
4. Equity-Based Compensation
     At June 27, 2009, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended June 27, 2009, Intevac granted 99,000 stock options with an estimated total grant-date fair value of $391,000. Of this amount, estimated awards of $59,000 are not expected to vest. During the six months ended June 27, 2009, Intevac granted 523,000 stock options

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with an estimated total grant-date fair value of $1.3 million. Of this amount, estimated awards of $262,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended June 27, 2009, Intevac granted purchase rights with an estimated total grant-date fair value of $301,000.
Compensation Expense
     The effect of recording equity-based compensation for the three and six months ended June 27, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Equity-based compensation by type of award:
Stock options	$1,105	$1,325	$2,217	$2,649
Employee stock purchase plan	216	297	450	500
Amounts released to cost of sales	(9)	20	42	89

Total equity-based compensation	1,312	1,642	2,709	3,238
Tax effect on equity-based compensation	(382)	(494)	(786)	(987)

Net effect on net income (loss)	$930	$1,148	$1,923	$2,251

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
     The weighted-average estimated value of employee stock options granted during the three months ended June 27, 2009 and June 28, 2008 was $3.95 per share and $7.09 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended June 27, 2009 and June 28, 2008 was $2.47 per share and $6.99 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended June 27, 2009 and June 28, 2008 was $2.60 and $5.61 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended June 27, 2009 or June 28, 2008. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Stock Options:
Expected volatility	68.82%	65.16%	67.15%	65.16%
Risk free interest rate	2.23%	3.13%	2.00%	3.04%
Expected term of options (in years)	4.3	4.4	4.5	4.4
Dividend yield	None	None	None	None

	Six Months Ended
	June 27, 2009	June 28, 2008
Stock Purchase Rights:
Expected volatility	82.23%	61.26%
Risk free interest rate	0.9%	1.5%
Expected term of purchase rights (in years)	2.0	1.3
Dividend yield	None	None
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
5. Business Combination, Goodwill and Purchased Intangible Assets, Net
     On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This royalty agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through June 27, 2009. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The results of operations for the acquired business have been included in Intevac’s consolidated statements of operations for the periods subsequent to the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and unamortized intangible assets may be impaired. In the fourth quarter of fiscal 2008, Intevac performed an interim goodwill impairment analysis. The analysis indicated that there would be no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired. Intevac did not record any impairment of goodwill and intangible assets during the six months ended June 27, 2009. At June 27, 2009, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At June 27, 2009 all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of purchased intangibles for the three months and six months ended June 27, 2009 was $136,000 and $277,000, respectively. As of June 27, 2009, future amortization expense is expected to be $277,000 for the remainder of 2009, $552,000 for 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013 and $1.2 million thereafter. Intangible assets by segment are as follows: Equipment: $2.6 million and Intevac Photonics: $1.1 million.
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
     The following table displays the activity in the warranty provision account for the three- and six-month periods ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$1,463	$2,578	$1,695	$3,092
Expenditures incurred under warranties	(423)	(537)	(759)	(1,211)
Accruals for product warranties issued during the reporting period	147	430	448	790
Adjustments to previously existing warranty accruals	(4)	(335)	(201)	(535)

Ending balance	$1,183	$2,136	$1,183	$2,136

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table displays the balance sheet classification of the warranty provision account at June 27, 2009 and at December 31, 2008:

	June 27,	December 31,
	2009	2008
	(In thousands)
Other accrued liabilities	$1,047	$1,286
Other long-term liabilities	136	409

Total warranty provision	$1,183	$1,695

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains and losses associated with Intevac’s available-for-sale investments, if any, are reported in stockholders’ equity. Included in accounts payable is $912,000 and $916,000 of book overdraft at June 27, 2009 and December 31, 2008, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	June 27,	December 31,
	2009	2008
	(in thousands)
Carrying value:
Short-term investments-U.S. treasury bills	$11,990	$—
Long-term investments-Auction rate securities	66,187	66,328

Total investments in debt securities	$78,177	$66,328

Approximate fair value of investments in debt securities	$78,182	$66,328

     As of June 27, 2009, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $6.7 million and U.S. Treasury Bills in the amount of $15.0 million.
     As of June 27, 2009, Intevac’s investment portfolio included $70.9 million par value in auction rate securities (“ARS”). All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 103% to 113%. Securities with a par value of $58.0 million are rated AAA/Aaa, securities with a par value of $9.9 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     At June 27, 2009, the fair value of the ARS was estimated at $66.2 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of June 27, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value.
     As of June 27, 2009, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $4.7 million. Management believes that the impairment of the ARS investments is

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it will not be required to sell the ARS before the recovery of their par amount. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of June 27, 2009, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. As of the date of this filing, no date has been set for the arbitration. As of June 27, 2009, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $56.5 million.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 27, 2009 and June 28, 2008. Investments in ARS are Intevac’s only Level 3 instruments and are classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)

Beginning balance	$66,961	$76,783	$66,328	$81,450
Net unrealized gains and losses included in other comprehensive loss	2,626	12	3,359	(1,555)
Purchases and settlements, net	(3,400)	(600)	(3,500)	(3,700)

Ending balance	$66,187	$76,195	$66,187	$76,195

Net change in unrealized gains and losses	$2,626	$12	$3,359	$(1,555)

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citigroup. Approximately $20 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is prime minus 1.5 percent. No amounts were outstanding under this credit facility at June 27, 2009.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Other Comprehensive Loss
     The components of accumulated other comprehensive loss, at June 27, 2009 and December 31, 2008 were as follows:

	June 27,	December 31,
	2009	2008
	(in thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(3,063)	$(5,247)
Foreign currency translation gains	291	439

Total accumulated other comprehensive loss	$(2,772)	$(4,808)

     The changes in the components of comprehensive loss for the three and six month periods ended June 27, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(4,487)	$(937)	$(10,260)	$626
Unrealized holding gains (losses) on available-for-sale investments, net of taxes
Increase (decrease) in unrealized holding gains (losses) on available-for-sale investments	2,626	12	3,359	(1,555)
Income tax expense	(918)	—	(1,175)	—

	1,708	12	2,184	(1,555)
Foreign currency translation gains (losses)	221	129	(148)	361

Total comprehensive loss	$(2,558)	$(796)	$(8,224)	$(568)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)
Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(4,487)	$(937)	$(10,260)	$626

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,930	21,691	21,906	21,669

Effect of dilutive securities:
Employee stock options (1)	—	—	—	446

Dilutive potential common shares	—	—	—	446

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,930	21,691	21,906	22,115

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended June 27, 2009 and June 28, 2008 was 3,240,360 and 2,592,022, respectively, and the number of employee stock options excluded for the six-month periods ended June 27, 2009 and June 28, 2008 was 2,560,645 and 1,603,924, respectively.
12. Segment Reporting
     Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 27, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Information for each reportable segment for the three and six months ended June 27, 2009 and June 28, 2008 is as follows:
Net Revenues

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)

Equipment	$6,066	$25,730	$12,184	$52,703
Intevac Photonics	6,252	6,402	12,442	12,604

Total segment net revenues	$12,318	$32,132	$24,626	$65,307

Operating Loss

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)
Equipment	$(5,659)	$(633)	$(12,470)	$(137)
Intevac Photonics	(1,399)	(1,070)	(2,620)	(1,891)

Total loss from segment operations	(7,058)	(1,703)	(15,090)	(2,028)

Unallocated costs	(1,208)	(995)	(2,650)	(1,811)

Loss from operations	(8,266)	(2,698)	(17,740)	(3,839)
Interest income and other, net	228	806	658	2,217

Loss before income taxes	$(8,038)	$(1,892)	$(17,082)	$(1,622)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total assets for each reportable segment as of June 27, 2009 and December 31, 2008 are as follows:
Assets

	June 27,	December 31,
	2009	2008
	(in thousands)
Equipment	$35,383	$33,132
Intevac Photonics	25,146	23,839

Total segment assets	60,529	56,971

Cash, cash equivalents and investments	96,167	105,529
Deferred income taxes	21,492	17,969
Other current assets	5,561	3,753
Common property, plant and equipment	3,151	3,643
Other assets	1,066	1,304

Consolidated total assets	$187,966	$189,169

13. Income Taxes
     Intevac’s effective income tax rate for the three and six months ended June 27, 2009 was 44.2% and 45.9%, respectively. Intevac’s effective income tax rate for the three and six months ended June 28, 2008 was 50.5% and 138.6%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2009; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its technology into major military programs and to develop and introduce commercial imaging products; and the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed in March 2009 and amended in July 2009, and our periodic Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers advanced etch technology systems to the semiconductor industry. Intevac’s 200 Lean® platform may be suitable for certain non-magnetic thin-film applications such as optical coatings, photovoltaic and wear-resistant coatings although to date Intevac has not received revenue from such applications. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, as well as medical, scientific and security companies and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).
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

     The following table presents certain significant measurements for the three and six months ended June 27, 2009 and June 28 2008:

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages and per share amounts)

Net revenues	$12,318	$32,132	(61.7)%	$24,626	$65,307	(62.3)%
Gross profit	$4,513	$13,133	(65.6)%	$8,778	$28,444	(69.1)%
Gross margin percent	36.6%	40.9%	(4.3)%	35.7%	43.6%	(7.9)%
Net income (loss)	$(4,487)	$(937)	(378.9)%	$(10,260)	$626	(1,739.0)%
Earnings (loss) per diluted share	$(0.20)	$(0.04)	(400.0)%	$(0.47)	$0.03	(1,666.7)%
     Financial results for the second quarter and first six months of fiscal 2009 reflected a challenging environment as Intevac’s Equipment customers reduced or delayed capital expenditures as a result of reduced demand, price erosion and industry consolidation. Net sales decreased during the second quarter and first six months of fiscal 2009 primarily due to lower equipment sales to disk manufacturers partially offset by increased Intevac Photonics’ product sales. The global economic climate and constrained financing environment have caused a broad slowdown in capital equipment purchases by Intevac’s hard drive customers. The net loss for the second quarter and first six months of fiscal 2009 increased compared to the same periods in the prior year due to lower net sales and lower investment income, partially offset by lower operating expenses and higher income tax benefits. The decrease in operating expenses was a result of the global cost reduction plan implemented in the fourth quarter of 2008 and continuing focus on operating efficiency. As part of the global cost reduction plan, Intevac has reduced its global workforce by 21% and reduced its global infrastructure.
     For the third quarter of 2009, Intevac expects its Equipment revenue to increase from the second quarter of 2009 but remain below third quarter 2008 levels as a result of lower demand due to the global macroeconomic conditions as hard drive customers experience tightening credit, inventory rationalization throughout all channels and price competition. Intevac expects Intevac Photonics revenues in the third quarter of 2009 to increase from the second quarter of 2009.
     “200 Lean®”, “AccuLuber™”, “ExaminerR™”, “Lean Etch®”, “LIVAR®”, “MicroVista®”, “NightVista®”, “MOSIR®”, “LithoPrime™”, “Night Port™” and “NanoVista™”, among others, are our trademarks.
Results of Operations
Net revenues

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Equipment	$6,066	$25,730	(76.4)%	$12,184	$52,703	(76.9)%
Intevac Photonics	6,252	6,402	(2.3)%	12,442	12,604	(1.3)%

Total net revenues	$12,318	$32,132	(61.7)%	$24,626	$65,307	(62.3)%

     Net revenues consist primarily of equipment sales used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems, low-light imaging products and table-top and handheld Raman instruments.

     Equipment revenue for the three months ended June 27, 2009 decreased over the same period in the prior year as a result of lower sales of disk sputtering systems and spare parts, offset in part by higher sales of disk equipment technology upgrades. During the second quarter of 2009 Intevac recognized revenue on one AccuLuberTM system, disk equipment technology upgrades and spare parts. Equipment revenue for the six months ended June 27, 2009 decreased over the same period in the prior year as a result of lower sales of disk sputtering systems, disk equipment technology upgrades and spare parts. Equipment revenue for the six months ended June 27, 2009 included revenue recognition for, five AccuLuber systems, upgrades and spare parts. Equipment revenue for the three and six months ended June 27, 2009 did not include any 200 Lean systems. During the second quarter of fiscal 2008, Intevac recognized revenue on four 200 Lean systems, disk equipment technology upgrades and spare parts. Equipment revenue for the six months ended June 28, 2008 included revenue recognition for six 200 Lean systems, eleven disk lubrication systems including one AccuLuber system, upgrades and spare parts. While the uncertainty of end market demand continues to dampen expectations for the hard drive market, Intevac expects that in 2009 the demand for equipment will result primarily from the first shipments of patterned media development systems, incremental research and development systems, and the replacement of legacy systems with 200 Leans to support the continued growth in mobile drives. Intevac does not expect any of its hard drive customers to add new systems for capacity in 2009.
     Intevac Photonics revenue for the three and six months ended June 27, 2009 decreased over the same periods in the prior year which was the result of decreased contract research and development work, offset in part by increased product sales. Intevac Photonics revenues for the three months ended June 27, 2009 consisted of $3.3 million of research and development contract revenue and $2.9 million of product sales as compared to $4.0 million of research and development contract revenue and $2.4 million of product sales for the three months ended June 28, 2008. Intevac Photonics revenues for the six months ended June 27, 2009 consisted of $7.0 million of research and development contract revenue and $5.5 million of product sales as compared to $8.2 million of research and development contract revenue and $4.4 million of product sales for the six months ended June 28, 2008. The increase in product revenue resulted from higher sales of digital night vision camera modules, systems and commercial products. The decrease in contract research and development revenue was the result of a lower volume of contracts and no revenue from contract close-outs. Intevac expects that in the remainder of 2009, Intevac Photonics revenues will grow driven by government spending as well as growth in commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at June 27, 2009 was $44.0 million, as compared to $20.2 million at December 31, 2008 and $27.7 million at June 28, 2008. The $44.0 million of backlog at June 27, 2009 consisted of $34.0 million of Equipment backlog and $10.0 million of Intevac Photonics backlog. The $20.2 million of backlog at December 31, 2008 consisted of $11.4 million of Equipment backlog and $8.8 million of Intevac Photonics backlog. Backlog at June 27, 2009 included five 200 Lean systems as compared to one at December 31, 2008 and four at June 28, 2008.
     International sales decreased by 76.2% to $5.9 million for the three months ended June 27, 2009 from $24.7 million for the three months ended June 28, 2008 and by 77.0% to $11.8 million for the six months ended June 27, 2009 from $51.1 million for the six months ended June 28, 2008. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 47.8% of net revenues for the three months ended June 27, 2009 and 76.9% of net revenues for the three months ended June 28, 2008. International sales constituted 48.0% of net revenues for the six months ended June 27, 2009 and 78.3% of net revenues for the six months ended June 28, 2008. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Equipment gross profit	$2,379	$10,898	(78.2)%	$4,207	$23,606	(82.2)%
% of Equipment net revenues	39.2%	42.4%		34.5%	44.8%
Intevac Photonics gross profit	$2,134	$2,235	(4.5)%	$4,571	$4,838	(5.5)%
% of Intevac Photonics net revenues	34.1%	34.9%		36.7%	38.4%
Total gross profit	$4,513	$13,133	(65.6)%	$8,778	$28,444	(69.1)%
% of net revenues	36.6%	40.9%		35.6%	43.6%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three and six months ended June 27, 2009 included $104,000 and $211,000 of equity-based compensation expense, respectively. Cost of net revenues for the three and six months ended June 28, 2008 included $204,000 and $453,000 of equity-based compensation expense, respectively.
     Equipment gross margin was 39.2% in the three months ended June 27, 2009 compared to 42.4% in the three months ended June 28, 2008 and was 34.5% in the six months ended June 27, 2009 compared to 44.8% in the six months ended June 28, 2008. The lower gross margin was due primarily to lower revenues, lower factory utilization, and costs from an acquired business partially offset by changes in product mix to higher-margin technology upgrades and the savings from the global cost reduction plan implemented in the fourth quarter of 2008. Intevac expects the gross margin for the Equipment business in the third quarter of 2009 will improve over the first half of 2009 due to improved factory utilization and product mix and decline over the third quarter of 2008 due to lower revenue levels. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 34.1% in the three months ended June 27, 2009 compared to 34.9% in the three months ended June 28, 2008 and was 36.7% in the six months ended June 27, 2009 compared to 38.4% in the six months ended June 28, 2008. The decrease in gross margin resulted primarily from higher manufacturing costs and higher contract R & D costs as a percentage of net revenues. Intevac expects the gross margin for the Intevac Photonics business in the third quarter of 2009 to improve over the first half of 2009 and the third quarter of 2008, primarily as a result of the projected increase in product sales, which typically carry higher gross margins.
Research and development

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Research and development expense	$7,385	$8,418	(12.3)%	$15,415	$17,806	(13.4)%
% of net revenues	60.0%	26.2%		62.6%	27.3%
     Research and development spending decreased in Equipment and increased in Intevac Photonics during the three and six months ended June 27, 2009 as compared to the three and six months ended June 28, 2008. The decrease in Equipment spending was due primarily to a reduction in spending on the Lean Etch product line (as the product design phase is substantially complete and on-going efforts are primarily related to continuous improvement) and savings from the global cost reduction plan implemented in the fourth quarter of 2008, offset by initial investment in photovoltaic development. The increase in Intevac Photonics research and development reflected increased spending for sensor yield improvements, sensor development and digital night vision goggle development. Intevac expects that research and development spending will decrease in the third quarter of 2009 over the second quarter of 2009 primarily as a result of the lower level of spending on Intevac’s Lean Etch product line and lower Photonics research and development costs. Intevac expects that research and development spending will decrease in the third quarter of 2009 over the same quarter in the previous year primarily as a result of the lower level of spending on Intevac’s Lean Etch product line. Research and development expense for the three and six months ended June 27, 2009 included $394,000 and $838,000 of equity-based compensation expense, respectively. Research and development expense for the three and six months ended June 28, 2008 included $463,000 and $929,000 of equity-based compensation expense, respectively. Research and development expenses do not include costs of $2.0 million and $4.0 million for the three and six months ended June 27, 2009 respectively, or $2.4 million and $4.9 million for the three and six months ended June 28, 2008, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Selling, general and administrative expense	$5,394	$7,413	(27.2)%	$11,103	$14,477	(23.3)%
% of net revenues	43.8%	23.1%		45.1%	22.2%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and six months ended June 27, 2009 compared to the three and six months ended June 28, 2008 was primarily the result of savings from the global cost reduction plan implemented in the fourth quarter of 2008. Intevac expects that selling, general and administrative expenses will also decrease in the third quarter of 2009 over the amount spent in the same quarter in the previous year and remain flat as compared to the second quarter of 2009. Selling, general and administrative expense for the three and six months ended June 27, 2009 included $814,000 and $1.7 million of equity-based compensation expense, respectively. Selling, general and administrative expense for the three and six months ended June 28, 2008 included $976,000 and $1.9 million of equity-based compensation expense, respectively.
Interest income and other, net

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Interest income and other, net	$228	$806	(71.7)%	$658	$2,217	(70.3)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three and six months ended June 27, 2009 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses. Intevac expects interest income to decrease in the third quarter of 2009 over the same period in the previous year due primarily to lower investment portfolio balances and interest rates.

Income tax benefit

	Three months ended			Six months ended
	June 27,	June 28,	%	June 27,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Income tax benefit	$3,551	$955	271.8%	$6,822	$2,248	203.5%
     Intevac’s effective income tax rate for the three and six months ended June 27, 2009 was 44.2% and 45.9%, respectively. Intevac’s effective income tax rate for the three and six months ended June 28, 2008 was 50.5% and 138.6%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Liquidity and Capital Resources
     At June 27, 2009, Intevac had $96.2 million in cash, cash equivalents, and investments compared to $105.5 million at December 31, 2008. During the first six months of 2009, cash and cash equivalents and investments decreased by $9.3 million due primarily to cash used by operating activities, a scheduled payment to the owners of DeltaNu, LLC, and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash-equivalents and investments consist of the following:

	June 27,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$17,990	$39,201
Short-term investments	11,990	—
Long-term investments	66,187	66,328

Total cash, cash equivalents and investments	$96,167	$105,529

     Operating activities used cash of $9.7 million and $20.0 million during the first six months of 2009 and 2008, respectively. The decrease in cash used by operating activities was due primarily to changes in working capital, partially offset by the reduction in net income, and non-cash changes in deferred taxes during the first six months of 2009.
     Accounts receivable totaled $17.1 million at June 27, 2009, compared to $15.0 million at December 31, 2008. The increase of $2.1 million in the receivable balance was due to billings at the end of the second quarter for deposits on new orders, partially offset by lower revenues and improved collection activities. Total net inventories increased to $19.6 million at June 27, 2009, compared to $17.7 million at December 31, 2008 primarily as a result of inventory build for planned shipments in the latter half of 2009. Accounts payable increased slightly to $4.5 million at June 27, 2009 compared to $4.2 million at December 31, 2008. Accrued payroll and related liabilities increased by $454,000 during the six months ended June 27, 2009. Customer advances increased by $1.7 million during the first six months of 2009, as a result of new orders received from Intevac’s customers in the second quarter.

     Investing activities in the first six months of 2009 used cash of $9.9 million. Purchases of investments, net of proceeds from maturities of investments, totaled $8.5 million. Capital expenditures for the six months ended June 27, 2009 were $1.5 million.
     Financing activities in the first six months of 2009 used cash of $1.5 million. Intevac made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which Intevac acquired in the first quarter of 2007. Intevac generated $513,000 during the six months ended June 27, 2009 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     It is anticipated that market conditions may remain weak, but Intevac anticipates that its efforts to reduce costs through its global cost reduction plan and headcount restructuring activity implemented in the fourth quarter will reduce its cash loss from operations to a level sustainable until market conditions and Intevac’s business improves.
     As of June 27, 2009, Intevac’s available-for-sale securities represented $70.9 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $4.7 million to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the first six months of 2009, $3.5 million of ARS were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at June 27, 2009, the fair value of the ARS was estimated at $66.2 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of June 27, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. As of the date of this filing, no date has been set for the arbitration.
     Intevac has entered into a line of credit with Citigroup under which approximately $20 million is available. For additional information on this borrowing facility, see Note 9 of Notes to Condensed Consolidated Financial Statements.
     Intevac believes that its existing cash, cash equivalents, investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.5 million in capital expenditures during the remainder of 2009.
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
     Management believes that the following are critical accounting policies:
Revenue Recognition
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred based on the estimated fair value, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the fair market value of the parts upon shipment and transfer of title, and recognizes revenue for the fair market value of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services.
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
Goodwill and Purchased Intangible Assets
     Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In the fourth quarter of 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value and lower revenue expectations in light of current operating performance and future operating expectations.
Intevac’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Intevac assigns assets acquired (including goodwill) and liabilities assumed to a reporting unit as of the date of acquisition.
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

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at June 27, 2009.

						Fair
	2009	2010	2011	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Fixed rate amounts	$6,670	—	—	—	$6,670	$6,670
Weighted-average rate	0.25%	—	—	—
Variable rate amounts	$3,000	—	—	—	$3,000	$3,000
Weighted-average rate	0.52%	—	—	—
Short-term investments		—	—	—
Fixed rate amounts	$11,990				$11,990	$11,994
Weighted-average rate	0.40%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$66,187	$66,187	$66,187
Weighted-average rate	—	—	—	1.32%
Total investment portfolio	$21,660	—	—	$66,187	$87,847	$87,851
     At June 27, 2009, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of June 27, 2009, Intevac had $66.2 million in ARS in the condensed consolidated balance sheet, which is net of a temporary unrealized loss of $4.7 million. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it will not be required to sell the ARS before the recovery of their par amount. The unrealized loss is included in other comprehensive loss.
     Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an other-than-temporary impairment charge in 2009.
     Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At June 27, 2009, Intevac had no foreign currency forward exchange contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 27, 2009, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2009.

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

     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. As of the date of this filing, no date has been set for the arbitration.
Item 1A. Risk Factors
     The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity products such as disk drives and semiconductors. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and fiscal 2008 new system shipments were significantly lower than 2007. We cannot predict with any certainty when these cycles will begin or end, although we believe we entered into a downturn in the cycle in late 2007 which we expect to continue through 2009 and potentially through 2010.
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
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2008, two of our customers accounted for 69% of total revenues, and four customers in aggregate accounted for 80% of total revenues. The same four customers, in aggregate, accounted for 56% of our net accounts receivable at December 31, 2008. This concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, over the last eight quarters, our revenues per quarter have fluctuated between $12.3 million and $50.6 million.
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
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Lean Etch system, and our digital night-vision goggles. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for our Lean Etch system, although to date we have not made any sales of our Lean Etch system. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently in the first and second quarters of 2009, and have created significant and increasing uncertainty for the future and have caused us to be cautious about our future outlook. If adverse economic conditions persist or worsen, we could continue to experience decreased revenues from our operations. Because we have long sales cycles, even if the economic conditions improve and demand increases, there will still be a significant delay before we see an improvement in our revenues. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key markets are expected to continue to negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
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
     Over the last eight quarters, our quarterly revenues have fluctuated between $12.3 million and $50.6 million and our operating income (loss) as a percentage of revenues has fluctuated between approximately (120.2%) and 16.0% of revenues. Over the same period, the price of our common stock has fluctuated between $3.43 and $22.37 per share.
     We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in demand due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.
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
     At June 27, 2009, we held auction rate securities with a par value of $70.9 million. The market for these securities had historically been highly liquid, even though the auction rate securities that we hold have underlying maturities ranging from 23 to 39 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these auction rate securities have failed auction. The auction rate securities will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of July 27, 2009, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of July 27, 2009, securities with a par value of $58.0 million are rated AAA/Aaa, securities with a par value of $9.9 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These securities are classified as long-term investments and we recorded an impairment charge of $4.7 million. If: (1) the issuers of the auction rate securities are unable to successfully resume auctions; or (2) the issuers do not redeem the auction rate securities; or (3) a liquid market for the auction rate securities does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the auction rate securities and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. As of the date of this filing, no date has been set for the arbitration. We could incur significant legal costs associated with the legal action and there can be no guarantee our efforts would be successful.
     In order to increase our liquidity we entered into a line of credit with Citigroup, secured by $56.5 million in par value of our auction rate securities. At June 27, 2009, approximately $20 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. If we are unable to maintain this line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the auction rate securities becomes liquid again and we could have to seek additional debt funding to finance our operations, which may not be available on attractive terms, if at all.
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
     We booked a significant tax benefit in 2008 based on management’s belief that we could both carry-back losses to years Intevac paid income taxes and carry-forward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $40 million of taxable income in order to realize the Federal deferred tax assets recorded as of December 31, 2008. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
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
We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in March 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. As of the date of this filing, no date has been set for the arbitration. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security-Holders
Intevac’s annual meeting of stockholders was held May 14, 2009. The following actions were taken at this meeting:

				Abstentions
	Affirmative	Negative	Votes	and Broker
	Votes	Votes	Withheld	Non-Votes
(a) Election of Directors
Norman H. Pond	19,908,231	—	197,065	—
Kevin Fairbairn	19,939,882	—	165,414	—
David S. Dury	19,782,024	—	323,272	—
Stanley J. Hill	19,721,732	—	383,564	—
Robert Lemos	19,777,861	—	327,435	—
Ping Yang	19,878,347	—	226,949	—

(b) Proposal to approve an amendment to the Intevac 2003 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 600,000 shares	17,237,799	66,408	—	2,801,089

(c) Ratification of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2009	19,841,166	237,007	—	27,123
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

INTEVAC, INC.
Date: July 31, 2009	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2009	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)