Form 10-Q
period 2009-09-26
INTEVAC INC
filed 2009-10-27
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
     On October 27, 2009, 22,067,084 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,769	$39,201
Short-term investments	11,997	—
Trade and other accounts receivable, net of allowances of $33 at September 26, 2009 and $145 at December 31, 2008	12,313	15,014
Inventories	22,792	17,674
Prepaid expenses and other current assets	5,498	4,806
Deferred income tax assets	3,356	3,204

Total current assets	75,725	79,899
Property, plant and equipment, net	13,290	14,886
Long-term investments	65,973	66,328
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $1,108 at September 26, 2009 and $693 at December 31, 2008	3,660	4,054
Deferred income taxes and other long-term assets	20,137	16,097

Total assets	$186,690	$189,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	$—	$2,000
Accounts payable	5,203	4,214
Accrued payroll and related liabilities	3,176	3,395
Other accrued liabilities	4,191	3,175
Customer advances	5,745	2,807

Total current liabilities	18,315	15,591
Other long-term liabilities	203	509
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	133,382	128,686
Accumulated other comprehensive loss	(2,349)	(4,808)
Retained earnings	37,117	49,169

Total stockholders’ equity	168,172	173,069

Total liabilities and stockholders’ equity	$186,690	$189,169

Note: Amounts as of December 31, 2008 are derived from the December 31, 2008 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$14,619	$25,263	$32,277	$82,403
Technology development	4,536	3,297	11,504	11,464

Total net revenues	19,155	28,560	43,781	93,867
Cost of net revenues:
Systems and components	8,154	17,687	19,969	49,674
Technology development	2,323	1,788	6,356	6,664

Total cost of net revenues	10,477	19,475	26,325	56,338

Gross profit	8,678	9,085	17,456	37,529
Operating expenses:
Research and development	6,840	8,620	22,255	26,426
Selling, general and administrative	5,551	7,341	16,654	21,818

Total operating expenses	12,391	15,961	38,909	48,244

Loss from operations	(3,713)	(6,876)	(21,453)	(10,715)
Interest income and other, net	122	884	780	3,101

Loss before income taxes	(3,591)	(5,992)	(20,673)	(7,614)
Income tax benefit	1,799	2,639	8,621	4,887

Net loss	$(1,792)	$(3,353)	$(12,052)	$(2,727)

Net loss per share:
Basic	$(0.08)	$(0.15)	$(0.55)	$(0.13)
Diluted	$(0.08)	$(0.15)	$(0.55)	$(0.13)
Weighted average common shares outstanding:
Basic	22,014	21,761	21,942	21,700
Diluted	22,014	21,761	21,942	21,700
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 26,	September 27,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(12,052)	$(2,727)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,016	3,734
Equity-based compensation	3,709	5,004
Deferred income taxes	(4,267)	(4,514)
Changes in operating assets and liabilities	86	(7,498)

Total adjustments	3,544	(3,274)

Net cash and cash equivalents used in operating activities	(8,508)	(6,001)
Investing activities
Purchases of investments	(20,980)	(7,000)
Proceeds from maturities of investments	13,000	42,650
Acquisition of Oerlikon assets, net of cash acquired	—	(15,093)
Purchases of leasehold improvements and equipment	(2,009)	(3,142)

Net cash and cash equivalents provided by (used in) investing activities	(9,989)	17,415
Financing activities
Net proceeds from issuance of common stock	1,021	1,803
Repayment of note payable	(2,000)	(2,000)

Net cash and cash equivalents used in financing activities	(979)	(197)
Effect of exchange rate changes on cash	44	(65)

Net increase (decrease) in cash and cash equivalents	(19,432)	11,152
Cash and cash equivalents at beginning of period	39,201	27,673

Cash and cash equivalents at end of period	$19,769	$38,825

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2008 (2008 Form 10-K). Intevac’s results of operations for the three and nine months ended September 26, 2009 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Subsequent events have been evaluated through October 27, 2009, the date these financial statements were issued.
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
(Unaudited)
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
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (Codified within Accounting Standards Codification “ASC” 805) (“FSP FAS 141R-1”). This FSP amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (Codified within ASC 805) (“SFAS 141R”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Intevac expects FSP FAS 141-R may have an impact on Intevac’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions Intevac consummates in the future.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet included in the Codification) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s power to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Intevac on January 1, 2010. Intevac expects SFAS 167 may have an impact on Intevac’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions Intevac consummates in the future.
     In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value,” which clarifies how entities should estimate the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures” (formerly FASB Statement 157). ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009 and is effective for Intevac on September 27, 2009. Although Intevac will continue to evaluate the application of SFAS 157 and this update for its non-financial liabilities, Intevac does not expect the implementation of ASU 2009-05 will have a material effect on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that adoption of these pronouncements will have on its consolidated financial statements.
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	September 26,	December 31,
	2009	2008
	(In thousands)
Raw materials	$12,137	$10,470
Work-in-progress	9,000	4,932
Finished goods	1,655	2,272

	$22,792	$17,674

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
     Inventory reserves included in the above amounts were $10.4 million and $9.1 million at September 26, 2009 and December 31, 2008, respectively.
4. Equity-Based Compensation
     At September 26, 2009, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended September 26, 2009, Intevac granted 8,500 stock options with an estimated total grant-date fair value of $56,000. Of this amount, estimated awards of $13,000 are not expected to vest. During the nine months ended September 26, 2009, Intevac granted 531,000 stock options with an estimated total grant-date fair value of $1.3 million. Of this amount, estimated awards of $275,000 are not expected to vest.
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
Compensation Expense
     The effect of recording equity-based compensation for the three and nine-month periods ended September 26, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Equity-based compensation by type of award:
Stock options	$834	$1,311	$3,051	$3,960
Employee stock purchase plan	174	478	624	978
Amounts (capitalized as inventory) released to cost of sales	(9)	(23)	34	66

Total equity-based compensation	999	1,766	3,709	5,004
Tax effect on equity-based compensation	(291)	(512)	(1,077)	(1,499)

Net effect on net loss	$708	$1,254	$2,632	$3,505

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average estimated values of employee stock options granted during the three months ended September 26, 2009 and September 27, 2008 were $6.55 per share and $6.04 per share, respectively. The weighted-average estimated values of employee stock options granted during the nine months ended September 26, 2009 and September 27, 2008 were $2.53 per share and $6.27 per share, respectively. The weighted-average estimated fair values of employee stock purchase rights granted pursuant to the ESPP during the three months ended September 26, 2009 and September 27, 2008 were $5.45 and $5.20 per share, respectively. The weighted-average estimated fair values of employee stock purchase rights granted pursuant to the ESPP during the nine months ended September 26, 2009 and September 27, 2008 were $2.73 and $5.40 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Stock Options:
Expected volatility	67.84%	65.54%	67.16%	65.40%
Risk free interest rate	2.14%	2.89%	2.00%	2.94%
Expected term of options (in years)	4.58	4.48	4.47	4.46
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Stock Purchase Rights:
Expected volatility	85.39%	64.22%	82.56%	62.65%
Risk free interest rate	0.45%	1.90%	0.85%	1.68%
Expected term of purchase rights (in years)	1.00	1.92	1.85	1.87
Dividend yield	None	None	None	None
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
5. Business Combination, Goodwill and Purchased Intangible Assets, Net
     On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This royalty agreement terminates on July 13, 2011. Intevac has made no

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
payments to Oerlikon under this agreement through September 26, 2009. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.
     In connection with this acquisition, Intevac recorded goodwill of $9.8 million and intangible assets of $3.8 million. Of the $3.8 million of acquired intangible assets, $2.6 million was assigned to customer relationships (being amortized over 6 to 9 years), $1.2 million was assigned to purchased technology (being amortized over 3 to 7 years) and $80,000 was assigned to acquired backlog (which was amortized over 1 year). Future contingent payments will also be allocated to goodwill.
     The results of operations for the acquired business have been included in Intevac’s consolidated statements of operations for the periods subsequent to the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and unamortized intangible assets may be impaired. In the fourth quarter of fiscal 2008, Intevac performed an interim goodwill impairment analysis. The analysis indicated that there would be no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired. Intevac did not record any impairment of goodwill and intangible assets during the nine months ended September 26, 2009. At September 26, 2009, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At September 26, 2009 all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of purchased intangibles for the three months and nine months ended September 26, 2009 was $138,000 and $415,000, respectively. As of September 26, 2009, future amortization expense is expected to be $139,000 for the remainder of 2009, $552,000 for 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013 and $1.2 million thereafter. Intangible assets by segment are as follows: Equipment: $2.5 million and Intevac Photonics: $1.1 million.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table displays the activity in the warranty provision account, including estimated provisions for retrofit costs, for the three- and nine-month periods ending September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$1,183	$2,136	$1,695	$3,092
Expenditures incurred under warranties	(310)	(842)	(1,070)	(2,053)
Accruals for product warranties issued during the reporting period	588	409	1,037	1,199
Acquired in a business combination	—	85	—	85
Adjustments to previously existing warranty accruals	46	121	(155)	(414)

Ending balance	$1,507	$1,909	$1,507	$1,909

     The following table displays the balance sheet classification of the warranty provision account in the Condensed Consolidated balance sheet at:

	September 26,	December 31,
	2009	2008
	(In thousands)
Other accrued liabilities	$1,479	$1,286
Other long-term liabilities	28	409

Total warranty provision	$1,507	$1,695

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
(Unaudited)
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains and losses associated with Intevac’s available-for-sale investments, if any, are reported in stockholders’ equity. Included in accounts payable are $1.1 million and $916,000 of book overdraft at September 26, 2009 and December 31, 2008, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	September 26,	December 31,
	2009	2008
	(in thousands)
Carrying value:
Short-term investments-U.S. treasury bills	$11,997	$—
Long-term investments-Auction rate securities	65,973	66,328

Total investments in debt securities	$77,970	$66,328

Approximate fair value of investments in debt securities	$77,972	$66,328

     As of September 26, 2009, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $9.4 million and U.S. Treasury Bills in the amount of $12.0 million.
     As of September 26, 2009, Intevac’s investment portfolio included $70.4 million par value in auction rate securities (“ARS”). All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.7 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As of September 26, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At September 26, 2009, the fair value of the ARS was estimated at $66.0 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded values.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of September 26, 2009, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of September 26, 2009, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $4.4 million.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. As of September 26, 2009, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $56.1 million.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 26, 2009 and September 27, 2008. Investments in ARS are Intevac’s only Level 3 instruments and are classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)

Beginning balance	$66,187	$76,195	$66,328	$81,450
Net unrealized gains and losses included in other comprehensive loss	286	63	3,645	(1,492)
Purchases and settlements, net	(500)	(3,150)	(4,000)	(6,850)

Ending balance	$65,973	$73,108	$65,973	$73,108

Net change in unrealized gains and losses	$286	$63	$3,645	$(1,492)

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citigroup. Approximately $18.5 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is prime minus 1.5 percent. No amounts were outstanding under this credit facility at September 26, 2009.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Other Comprehensive Loss
     The components of accumulated other comprehensive loss, at September 26, 2009 and December 31, 2008 were as follows:

	September 26,	December 31,
	2009	2008
	(in thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(2,877)	$(5,247)
Foreign currency translation gains	528	439

Total accumulated other comprehensive loss	$(2,349)	$(4,808)

     The changes in the components of comprehensive loss for the three and nine month periods ended September 26, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(1,792)	$(3,353)	$(12,052)	$(2,727)
Unrealized holding gains (losses) on available-for-sale investments, net of taxes:
Increase (decrease) in unrealized holding gains (losses)	286	63	3,645	(1,492)
Income tax expense	(100)	—	(1,275)	—

	186	63	2,370	(1,492)
Foreign currency translation gains (losses)	237	(438)	89	(77)

Total comprehensive loss	$(1,369)	$(3,728)	$(9,593)	$(4,296)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Net Loss Per Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)
Numerator:
Numerator for diluted loss per share –(loss) available to common stockholders	$(1,792)	$(3,353)	$(12,052)	$(2,727)

Denominator:
Denominator for basic loss per share – weighted-average shares	22,014	21,761	21,942	21,700

Effect of dilutive securities:
Employee stock options (1)	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	22,014	21,761	21,942	21,700

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended September 26, 2009 and September 27, 2008 was 3,261,639 and 2,886,011, respectively, and the number of employee stock options excluded for the nine-month periods ended September 26, 2009 and September 27, 2008 was 2,361,456 and 2,679,915, respectively.
12. Segment Reporting
     Intevac’s two reportable segments are: Equipment and Intevac Photonics, formerly Imaging Instrumentation. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 26, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges and unallocated costs in measuring the performance of the reportable segments.
     The Equipment segment designs, manufactures and markets manufacturing equipment and solutions to the hard disk drive industry and offers highly efficient technology solutions to the photovoltaic industry and advanced etch systems to the semiconductor industry. In 2009, the Equipment segment began offering high-efficiency, low-cost thin film solar cell manufacturing equipment to photovoltaic cell manufacturers. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for at least the next several years will continue to be derived from the Equipment segment.
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
     Information for each reportable segment for the three and nine months ended September 26, 2009 and September 27, 2008 is as follows:
Net Revenues

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)

Equipment	$12,293	$22,855	$24,477	$75,558
Intevac Photonics	6,862	5,705	19,304	18,309

Total segment net revenues	$19,155	$28,560	$43,781	$93,867

Operating Loss

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(in thousands)
Equipment	$(1,836)	$(4,357)	$(14,306)	$(4,494)
Intevac Photonics	(628)	(1,824)	(3,248)	(3,715)

Total segment operating loss	(2,464)	(6,181)	(17,554)	(8,209)

Unallocated costs	(1,249)	(695)	(3,899)	(2,506)

Operating loss	(3,713)	(6,876)	(21,453)	(10,715)
Interest income and other, net	122	884	780	3,101

Loss before income taxes	$(3,591)	$(5,992)	$(20,673)	$(7,614)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Total assets for each reportable segment as of September 26, 2009 and December 31, 2008 are as follow:
Assets

	September 26,	December 31,
	2009	2008
	(in thousands)
Equipment	$33,484	$33,132
Intevac Photonics	25,215	23,839

Total segment assets	58,699	56,971
Cash, cash equivalents and investments	97,739	105,529
Deferred income taxes	22,236	17,969
Other current assets	4,134	3,753
Common property, plant and equipment	2,927	3,643
Other assets	955	1,304

Consolidated total assets	$186,690	$189,169

13. Income Taxes
     Intevac’s effective income tax rate for the three and nine months ended September 26, 2009 was 50.1% and 46.7%, respectively. Intevac’s effective income tax rate for the three and nine months ended September 27, 2008 was 44.0% and 64.2%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
     The fiscal 2009 income tax benefit is net of $460,000 of unfavorable federal adjustments recorded in the third fiscal quarter related to prior year estimates for research tax credits.
     Intevac is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2004. In February 2009, the state of California commenced an examination of the fiscal years ended 2005, 2006 and 2007. In September 2009, the Internal Revenue Service notified the Company that they will conduct a field review of the fiscal year 2008 tax return. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers highly efficient technology solutions to the photovoltaic industry and advanced etch systems to the semiconductor industry. In 2009, Intevac announced a high-efficiency, low-cost thin film solar cell manufacturing system for photovoltaic applications, LEAN SOLAR™ and began offering equipment to photovoltaic cell manufacturers. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, photovoltaic cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).
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

     The following table presents certain significant measurements for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages and per share amounts)

Net revenues	$19,155	$28,560	(32.9)%	$43,781	$93,867	(53.4)%
Gross margin	$8,678	$9,085	(4.5)%	$17,456	$37,529	(53.5)%
Gross margin percent	45.3%	31.8%	13.5%	39.9%	40.0%	(0.1)%
Net loss	$(1,792)	$(3,353)	46.6%	$(12,052)	$(2,727)	(342.0)%
Loss per diluted share	$(0.08)	$(0.15)	46.7%	$(0.55)	$(0.13)	(323.1)%
     Financial results for the third quarter and first nine months of fiscal 2009 reflected a challenging environment as Intevac’s Equipment customers reduced or delayed capital expenditures primarily as a result of reduced demand and overcapacity in the hard disk drive industry which occurred in the first half of 2009. Net sales decreased during the third quarter and first nine months of fiscal 2009 compared to the same periods in the prior year primarily due to lower Equipment sales to disk manufacturers partially offset by increased Intevac Photonics sales. The global economic climate caused a broad slowdown in capital equipment purchases by Intevac’s hard drive customers. The net loss for the third quarter of fiscal 2009 decreased compared to the same period in the prior year due to lower operating expenses, partially offset by lower net sales, lower investment income and lower income tax benefits. The net loss for the first nine months of fiscal 2009 increased compared to the same period in the prior year due to lower net sales and lower investment income, partially offset by lower operating expenses and higher income tax benefits. The decrease in operating expenses was a result of the global cost reduction plan implemented in the fourth quarter of 2008 and continuing focus on operating efficiency. As part of the global cost reduction plan, Intevac has reduced its global workforce by 21% and reduced its global infrastructure.
     For the fourth quarter of 2009, Intevac expects its Equipment revenue to increase from the third quarter of 2009 and from fourth quarter 2008 levels as a result of increased demand as customers take delivery of systems to be used in research and development including next generation patterned media production and the first new systems for manufacturing capacity increases since 2008. Intevac expects Intevac Photonics revenues in the fourth quarter of 2009 to increase from the third quarter of 2009.
     For fiscal 2009, Intevac expects its Equipment revenue to decrease from 2008 levels as a result of decreased demand due to the global macroeconomic conditions as hard drive manufacturers did not add to capacity in 2009. Intevac expects Intevac Photonics revenues in fiscal 2009 to increase from fiscal 2008 levels.
200 Lean®,” “AccuLuber™,” “ExaminerR™,” “Lean Etch®,” “LEAN SOLAR™,” “LIVAR®,” “MicroVista®,” “NightVista®,” “MOSIR®,” “LithoPrime™,” “Night Port™,” “NanoVista™” and “RAPID-ID™” among others, are our trademarks.

Results of Operations
Net revenues

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Equipment	$12,293	$22,855	(46.2)%	$24,477	$75,558	(67.6)%
Intevac Photonics	6,862	5,705	20.3%	19,304	18,309	5.4%

Total net revenues	$19,155	$28,560	(32.9)%	$43,781	$93,867	(53.4)%

     Net revenues consist primarily of equipment sales used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems, low-light imaging products and table-top and handheld Raman instruments.
     Equipment revenue for the three months ended September 26, 2009 decreased over the same period in the prior year as a result of lower sales of disk sputtering systems and spare parts, offset in part by higher sales of disk equipment technology upgrades. During the third quarter of 2009 Intevac recognized revenue on one 200 Lean system, disk equipment technology upgrades and spare parts. Equipment revenue for the nine months ended September 26, 2009 decreased over the same period in the prior year as a result of lower sales of disk sputtering systems, disk equipment technology upgrades and spare parts. Equipment revenue for the nine months ended September 26, 2009 included revenue recognition for one 200 Lean system, five AccuLuber™ systems, upgrades and spare parts. During the third quarter of fiscal 2008, Intevac recognized revenue on four 200 Lean systems, disk equipment technology upgrades and spare parts. Equipment revenue for the nine months ended September 27, 2008 included revenue recognition for ten 200 Lean systems, eleven disk lubrication systems, including one AccuLuber system, upgrades and spare parts. While the uncertainty of end market demand continues to dampen expectations for the hard drive market, Intevac expects that in 2009 the demand for equipment will result primarily from the need to produce patterned media development systems, incremental research and development systems, and the replacement of legacy systems with 200 Leans to support the continued growth in mobile drives.
     Intevac Photonics revenue for the three and nine months ended September 26, 2009 increased over the same periods in the prior year. Intevac Photonics revenues for the three months ended September 26, 2009 consisted of $4.5 million of research and development contract revenue and $2.3 million of product sales as compared to $3.3 million of research and development contract revenue and $2.4 million of product sales for the three months ended September 27, 2008. Intevac Photonics revenues for the nine months ended September 26, 2009 consisted of $11.5 million of research and development contract revenue and $7.8 million of product sales as compared to $11.5 million of research and development contract revenue and $6.8 million of product sales for the nine months ended September 27, 2008. The increase in contract research and development revenue for the three months ended September 26, 2009 compared to the same period in the prior year was the result of a higher volume of contracts. The increase in product revenue for the nine months ended September 26, 2009 over the same period in the prior year resulted from higher sales of digital night vision camera modules, systems and commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, obtaining production subcontracts for these programs, continued defense spending, the ability to obtain export licenses for foreign customers, and development and sale of commercial products.
     Intevac’s backlog of orders at September 26, 2009 was $52.2 million, as compared to $20.2 million at December 31, 2008 and $18.5 million at September 27, 2008. The $52.2 million of backlog at September 26, 2009 consisted of $38.7 million of Equipment backlog and $13.5 million of Intevac Photonics backlog. The $20.2 million of backlog at December 31, 2008 consisted of $11.4 million of Equipment backlog and $8.8 million of Intevac Photonics backlog. Backlog at September 26, 2009 included five 200 Lean systems as compared to one at both December 31, 2008 and September 27, 2008.
     International sales decreased by 59.4% to $7.6 million for the three months ended September 26, 2009 from $18.6 million for the three months ended September 27, 2008 and by 72.2% to $19.4 million for the nine months ended September 26, 2009 from $69.8 million for the nine months ended September 27, 2008. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 39.6% of net revenues for the three months ended September 26, 2009 and 65.3% of net revenues for the three months ended September 27, 2008. International sales constituted 44.3% of net revenues for the nine months ended September 26, 2009 and 74.3% of net revenues for the nine months ended September 27, 2008. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.
Gross profit

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Equipment gross profit	$5,925	$7,263	(18.4)%	$10,132	$30,869	(67.2)%
% of Equipment net revenues	48.2%	31.8%		41.4%	40.9%
Intevac Photonics gross profit	$2,753	$1,822	51.1%	$7,324	$6,660	10.0%
% of Intevac Photonics net revenues	40.1%	31.9%		37.9%	36.4%
Total gross profit	$8,678	$9,085	(4.5)%	$17,456	$37,529	(53.5)%
% of net revenues	45.3%	31.8%		39.9%	40.0%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for the three and nine months ended September 26, 2009 included $72,000 and $283,000 of equity-based compensation expense, respectively. Cost of net revenues for the three and nine months ended September 27, 2008 included $155,000 and $607,000 of equity-based compensation expense, respectively.
     Equipment gross margin was 48.2% in the three months ended September 26, 2009 compared to 31.8% in the three months ended September 27, 2008 and was 41.4% in the nine months ended September 26, 2009 compared to 40.9% in the nine months ended September 27, 2008. The higher gross margin for the three months ended September 26, 2009 compared to the same period in the prior year was due primarily to changes in product mix to higher-margin technology upgrades, improved factory utilization and the savings from the global cost reduction plan implemented in the fourth quarter of 2008, offset in part by lower revenues. The higher gross margin for the nine months ended September 26, 2009 compared to the same period in the prior year was due primarily to changes in product mix to higher-margin technology upgrades and the savings from the global cost reduction plan implemented in the fourth quarter of 2008, offset in part by lower revenues and costs from an acquired business. In general, gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and inventory provisions.
     Intevac Photonics gross margin was 40.1% in the three months ended September 26, 2009 compared to 31.9% in the three months ended September 27, 2008 and was 37.9% in the nine months ended September 26, 2009 compared to 36.4% in the nine months ended September 27, 2008. The increase in gross margin in the three months ended September 26, 2009 compared to the same period in the prior year resulted primarily from higher-margin research and development contracts and improved factory absorption. The increase in gross margin in the nine months ended September 26, 2009 compared to the same period in the prior year resulted primarily from changes in product mix to higher-margin product sales, offset in part by higher manufacturing costs, warranty costs and provisions for excess and obsolete inventory.

Research and Development

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Research and development expense	$6,840	$8,620	(20.6)%	$22,255	$26,426	(15.8)%
% of net revenues	35.7%	30.2%		50.8%	28.2%
     Research and development spending decreased in Equipment and increased in Intevac Photonics during the three and nine months ended September 26, 2009 as compared to the three and nine months ended September 27, 2008. The decrease in Equipment spending was due primarily to a reduction in spending on the Lean Etch product line (as the product design phase is substantially complete and on-going efforts are primarily related to continuous improvement) and savings from the global cost reduction plan implemented in the fourth quarter of 2008, offset by initial investment in development of photovoltaic manufacturing systems. The increase in Intevac Photonics research and development reflected increased spending for sensor yield improvements, sensor development and digital night vision system development. Research and development expense for the three and nine months ended September 26, 2009 included $312,000 and $1.2 million of equity-based compensation expense, respectively. Research and development expense for the three and nine months ended September 27, 2008 included $507,000 and $1.4 million of equity-based compensation expense, respectively. Research and development expenses do not include costs of $2.3 million and $6.4 million for the three and nine months ended September 26, 2009 respectively, or $1.8 million and $6.7 million for the three and nine months ended September 27, 2008, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Selling, general and administrative expense	$5,551	$7,341	(24.4)%	$16,654	$21,818	(23.7)%
% of net revenues	29.0%	25.7%		38.0%	23.2%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and nine months ended September 26, 2009 compared to the three and nine months ended September 27, 2008 was primarily the result of savings from the global cost reduction plan implemented in the fourth quarter of 2008. Selling, general and administrative expense for the three and nine months ended September 26, 2009 included $615,000 and $2.3 million of equity-based compensation expense, respectively. Selling, general and administrative expense for the three and nine months ended September 27, 2008 included $1.1 million and $3.0 million of equity-based compensation expense, respectively.

Interest income and other, net

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Interest income and other, net	$122	$884	(86.2)%	$780	$3,101	(74.8)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three and nine months ended September 26, 2009 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses.
Income tax benefit

	Three months ended			Nine months ended
	September 26,	September 27,	%	September 26,	September 27,	%
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)

Income tax benefit	$1,799	$2,639	(31.8)%	$8,621	$4,887	76.4%
     Intevac’s effective income tax rate for the three and nine months ended September 26, 2009 was 50.1% and 46.7%, respectively. Intevac’s effective income tax rate for the three and nine months ended September 27, 2008 was 44.0% and 64.2%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     The fiscal 2009 income tax benefit is net of $460,000 of unfavorable federal adjustments recorded in the third fiscal quarter related to prior year estimates for research tax credits.
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
Liquidity and Capital Resources
     At September 26, 2009, Intevac had $97.7 million in cash, cash equivalents, and investments compared to $105.5 million at December 31, 2008. During the first nine months of 2009, cash and cash equivalents and investments decreased by $7.8 million due primarily to cash used by operating activities, a scheduled payment to the owners of DeltaNu, LLC, and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash-equivalents and investments consist of the following:

	September 26,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$19,769	$39,201
Short-term investments	11,997	—
Long-term investments	65,973	66,328

Total cash, cash equivalents and investments	$97,739	$105,529

     Operating activities used cash of $8.5 million and $6.0 million during the first nine months of 2009 and 2008, respectively. The increase in cash used by operating activities was due primarily to the increase in the net loss partially offset by changes in working capital during the first nine months of 2009.
     Accounts receivable totaled $12.3 million at September 26, 2009, compared to $15.0 million at December 31, 2008. The decrease of $2.7 million in the receivable balance was due to lower revenues and improved collection activities. Total net inventories increased to $22.8 million at September 26, 2009, compared to $17.7 million at December 31, 2008 primarily as a result of inventory build for planned shipments in the fourth quarter of 2009. Accounts payable increased to $5.2 million at September 26, 2009 compared to $4.2 million at December 31, 2008. Accrued payroll and related liabilities decreased by $219,000 during the nine months ended September 26, 2009. Customer advances increased by $2.9 million during the first nine months of 2009, as a result of new orders received from Intevac’s customers.
     Investing activities in the first nine months of 2009 used cash of $10.0 million. Purchases of investments, net of proceeds from maturities of investments, totaled $8.0 million. Capital expenditures for the nine months ended September 26, 2009 were $2.0 million.
     Financing activities in the first nine months of 2009 used cash of $979,000. Intevac made a scheduled payment of $2.0 million to the owners of DeltaNu, LLC, which Intevac acquired in the first quarter of 2007. Intevac generated $1.0 million during the nine months ended September 26, 2009 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     Although market conditions improved in the second half of 2009, if market conditions deteriorate, Intevac believes that its efforts to reduce costs through its global cost reduction plan and headcount restructuring activity implemented in the fourth quarter of 2008 have reduced its cash loss from operations to a level sustainable until market conditions and Intevac’s business improves.
     As of September 26, 2009, Intevac’s available-for-sale securities represented $70.4 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $4.4 million to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the first nine months of 2009, $4.0 million of ARS were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at September 26, 2009, the fair value of the ARS was estimated at $66.0 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of September 26, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute.
     Intevac has entered into a line of credit with Citigroup under which approximately $18.5 million is available. For additional information on this borrowing facility, see Note 9 of Notes to Condensed Consolidated Financial Statements.
     Intevac believes that its existing cash, cash equivalents, investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake up to $1.0 million in capital expenditures during the remainder of 2009 and $4.0 to $5.0 million in capital expenditures during fiscal 2010.
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
Warranty
     Intevac estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Intevac’s warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As Intevac’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.
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
Goodwill and Purchased Intangible Assets
     Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12 of Notes to the Condensed Consolidated Financial Statements, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In the fourth quarter of 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value and lower revenue expectations in light of current operating performance and future operating expectations.
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
Equity-Based Compensation
     Intevac records compensation expense for equity-based awards under Accounting Standards Codification (“ASC”) 718, “Stock Compensation”, using the Black-Scholes option pricing model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. ASC 718 also requires forfeiture estimates of equity-based awards. Estimating volatility, expected life and forfeitures requires significant judgment and an analysis of historical data. Intevac may have to increase compensation expense for equity-based awards if actual results differ from Intevac’s estimates significantly.

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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at September 26, 2009.

						Fair
	2009	2010	2011	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Fixed rate amounts	$9,404	—	—	—	$9,404	$9,404
Weighted-average rate	0.09%	—	—	—
Short-term investments
Fixed rate amounts	$11,997	—	—	—	$11,997	$11,999
Weighted-average rate	0.23%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$70,400	$70,400	$65,973
Weighted-average rate	—	—	—	1.40%
Total investment portfolio	$21,401	—	—	$70,400	$91,801	$87,376
     At September 26, 2009, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of September 26, 2009, Intevac had $66.0 million in ARS in the condensed consolidated balance sheet, which is net of a temporary unrealized loss of $4.4 million. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. The unrealized loss is included in other comprehensive loss.
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
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At September 26, 2009, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 26, 2009, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2009.
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
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute.

Item 1A.	Risk Factors
     The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity products such as disk drives, semiconductors and photovoltaic cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered in the second half of 2007 was significantly lower than the number of systems delivered in the first half of the year, and fiscal 2008 new system shipments were significantly lower than 2007. We cannot predict with any certainty when these cycles will begin or end, although we believe we entered into a downturn in the cycle in late 2007 which we expect to continue through the remainder of 2009 and potentially through 2010.
     Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures, far in excess of the cost of our systems alone, when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. The magnetic disk and semiconductor manufacturing industries have made significant additions to their production capacity in the last few years. Our customers are unlikely to be willing or able to continue this level of capital investment during the recent downturn in the overall economy, or during a downturn in the hard disk drive, semiconductor, or solar industries.
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
     Sales of new manufacturing systems are also dependent on obsolescence and replacement of the installed base of our customers’ existing equipment with newer, more capable equipment. If upgrades are developed that extend the useful life of the installed base of legacy systems, then we tend to sell more upgrade products for the legacy systems and fewer new systems, which can significantly reduce total revenue. For example, some of our 200 Lean customers continue to use legacy systems for the production of perpendicular media, which delays the replacement of such legacy systems with new 200 Lean systems.
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
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently in the first three quarters of 2009, and have created significant and increasing uncertainty for the future and have caused us to be cautious about our future outlook. If adverse economic conditions persist or worsen, we could continue to experience decreased revenues from our operations. Because we have long sales cycles, even if the economic conditions improve and demand increases, there will still be a significant delay before we see an improvement in our revenues. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key markets are expected to continue to negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
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
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2008, two of our customers accounted for 69% of total revenues, and four customers in aggregate accounted for 80% of total revenues. The same four customers, in aggregate, accounted for 56% of our net accounts receivable at December 31, 2008. This concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, over the last eight quarters, our revenues per quarter have fluctuated between $12.3 million and $33.2 million.
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
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Lean Etch system, 200 Lean systems for photovoltaic applications and our digital night-vision products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for our Lean Etch system, and the photovoltaic market. To date Intevac has not received revenue from our Lean Etch or photovoltaic manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
     Over the last eight quarters, our quarterly revenues have fluctuated between $12.3 million and $33.2 million and our operating loss as a percentage of revenues has fluctuated between approximately (120.2%) and (3.4%) of revenues. Over the same period, the price of our common stock has fluctuated between $3.43 and $18.12 per share.
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
     At September 26, 2009, we held auction rate securities with a par value of $70.4 million. The market for these securities had historically been highly liquid, even though the auction rate securities that we hold have underlying maturities ranging from 23 to 39 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these auction rate securities have failed auction. The auction rate securities will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of September 26, 2009, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of September 26, 2009, securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.7 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These securities are classified as long-term investments and we recorded an impairment charge of $4.4 million. If: (1) the issuers of the auction rate securities are unable to successfully resume auctions; or (2) the issuers do not redeem the auction rate securities; or (3) a liquid market for the auction rate securities does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the auction rate securities and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. We could incur significant legal costs associated with the legal action and there can be no guarantee our efforts would be successful.
     In order to increase our liquidity we entered into a line of credit with Citigroup, secured by $56.1 million in par value of our auction rate securities. At September 26, 2009, approximately $18.5 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. If we are unable to maintain this line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the auction rate securities becomes liquid again and we could have to seek additional debt funding to finance our operations, which may not be available on attractive terms, if at all.
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
     In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market dominated by competitors such as Applied Materials, LAM Research and Tokyo Electron, Ltd. In the market for photovoltaic equipment we experience competition from companies such as Veeco Instruments Inc., Centrotherm Photovoltaics AG, and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries, Inc. and Photonis Netherlands B.V. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, Horiba – Jobin Yvon, InPhotonics, Ocean Optics, Renishaw, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
We may not be able to obtain export licenses from the U.S. government permitting delivery of our products to international customers.
     Many of our products, especially Intevac Photonics’ products, require export licenses from U.S. government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 or the International Traffic in Arms Regulations. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain export licenses or delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.
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
     We booked a significant tax benefit in 2008 of which we carried back losses to years Intevac paid income taxes and which management believes we can carry-forward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $40 million of taxable income in order to realize the Federal deferred tax assets recorded as of December 31, 2008. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
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
We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in March 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requests that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
Difficulties in integrating past or future acquisitions could adversely affect our business.
     We have completed a number of acquisitions during our operating history. For example, in 2007 we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC and in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.
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

INTEVAC, INC.
Date: October 27, 2009	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 27, 2009	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)