Form 10-K
period 2009-12-31
INTEVAC INC
filed 2010-02-26
CIK 1001902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 27, 2009 was approximately $104,262,779 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 24, 2010, 22,220,746 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Annual Report on Form 10-K (report or Form 10-K) of Intevac, Inc. and its subsidiaries (Intevac or the Company), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, is forward-looking in nature. All statements in this report, including those made by the management of Intevac, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Intevac’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, compensation practices, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Intevac’s prior Securities and Exchange Commission (SEC) filings. These and many other factors could affect Intevac’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Intevac or on its behalf. Intevac undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

Item 1.	Business

Overview

Intevac’s business consists of two reportable segments:

Equipment: Intevac is a leader in the design, development and marketing of high-productivity magnetic media processing systems to the hard drive industry, and offers high-productivity technology solutions to the photovoltaic (“PV”) and semiconductor industries.

Intevac Photonics: Intevac is a leader in the development and manufacture of leading edge, high-sensitivity imaging products and vision systems, as well as table-top and handheld Raman instruments. Markets addressed include military, law enforcement, industrial, medical and scientific.

Intevac was incorporated in October 1990 in California and completed a leveraged buyout of a number of divisions of Varian Associates in February 1991. Intevac was reincorporated in Delaware in 2007.

Equipment Segment

Hard Disk Drive Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films onto magnetic disks that are used in hard disk drives, and also equipment to lubricate these disks. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Intevac’s systems are used by manufacturers such as Fuji Electric, Hitachi Global Storage Technologies, Seagate Technology, Showa Denko and Western Digital.

Hard disk drives are a primary storage medium for digital data and are used in products and applications such as personal computers, enterprise data storage, personal audio and video players and video game platforms. Intevac believes that hard disk drive shipments will continue to grow over time, driven by growth in digital storage, by new and emerging applications, and by the proliferation of personal computers into emerging economies. Continued growth in hard disk drive shipments is a key factor in determining demand for magnetic disks used in hard disk drives.

Demand for Intevac’s disk manufacturing products is driven by a number of factors, including unit demand for hard disk drives, market share, the average number of magnetic disks used in each hard drive, utilization and productivity of disk manufacturers’ installed base of magnetic disk manufacturing equipment and obsolescence of the installed base. The introduction of perpendicular recording technology by disk manufacturers had a significant impact on the equipment market, and increased demand both for new equipment, such as Intevac’s 200 Lean® disk sputtering system, and for technology upgrades to the installed base of Intevac’s legacy MDP-250 systems from 2005 through 2007.

Intevac expects that hard disk drive manufacturers will extend planar perpendicular media for the next several years and the next major media technology for the hard drive industry will be patterned media. The transition to patterned media by disk manufacturers, which introduces new processes and requires new equipment, will result in increased demand for Intevac’s equipment. Although Intevac does not expect this transition to occur for several years, Intevac introduced the 200 Lean Gen II etch and deposition system in 2009 which is being used by the industry for patterned media application development.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

Disk sputtering is the process of depositing a thin film of various materials on a substrate. Intevac equipment deposits magnetic, non-magnetic and protective carbon-based overcoat using sputtering or chemical vapor deposition (“CVD”) technologies.

Intevac’s first generation 200 Lean systems began shipping in 2003 with the installed base reaching over 120 systems by the end of 2009. Intevac estimates that approximately 90% of these systems are used in production with the balance used for research and development.

In 2008, Intevac shipped the first 200 Lean Gen II, Intevac’s latest generation disk sputtering system. It is designed to deliver 25% higher throughput than the original 200 Lean. This increase in throughput enables Intevac customers to manufacture more magnetic disks per square foot of factory floor space, further reducing overall cost per disk.

In 2009, Intevac shipped the first 200 Lean Gen II etch and deposition system to be used for patterned media. Intevac provides a cost-effective solution for high-volume manufacturing by providing new etch and associated process modules on the high-productivity 200 Lean Gen II platform.

From 1994 through 2005, Intevac shipped approximately 110 MDP-250’s. As of the end of 2009, Intevac believes that approximately 65% of these systems are still being used for production. The balance of these systems are being used by customers for research and development, are in storage or have been retired from service.

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

Deposition System

The Intevac LithoPrimetm is used in patterned media applications and deposits a priming film on the disk before it goes into a third party lithography tool which deposits resist track patterns on the disk. This tool enables patterning on hard disks by providing an adhesion layer between the disk and the resist. In 2009, Intevac shipped three LithoPrime tools.

Non-Systems Business

Intevac also provides installation, maintenance and repair services, technology upgrades, spare parts and consumables to Intevac’s system customers. Non-system business as a percentage of Equipment revenues was 36% in 2007, 45% in 2008 and 51% in 2009.

Semiconductor Equipment Market

A wide range of manufacturing equipment is used to fabricate semiconductor chips including: atomic layer deposition, chemical vapor deposition, physical vapor deposition, electrochemical plating, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, wafer wet cleaning, wafer metrology and inspection, and systems that etch, measure and inspect circuit patterns on masks used in the photolithography process.

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

Intevac is utilizing its expertise in the design, manufacturing, and marketing of complex manufacturing equipment and the prior experience of Intevac’s management team in the semiconductor manufacturing equipment business to develop products for the semiconductor manufacturing market.

Semiconductor Manufacturing Products

In 2007, Intevac announced the dielectric etch semiconductor manufacturing system, the Lean Etchtm. The Lean Etch is a 300 mm system designed to address the need for significant productivity improvement and provide enabling etch technology at 45 nm nodes and below. During 2009, Intevac delivered an evaluation system to its alliance partner, TES Co., Ltd. (“TES”), a Korean equipment company and TES actively demonstrated the system to semiconductor manufacturers in the Korean market.

Intevac is in the early stages of offering its wafer handling mainframe to third parties.

To date, Intevac has not yet recognized any revenue from shipments of any of its semiconductor products.

Solar Market

A related application for Intevac is in the solar market. In 2009 Intevac began offering 200 Lean tools to manufacturers of Copper indium gallium (di)selenide (“CIGS”) thin film solar cells. A significant amount of new research and spending is required to develop solar technologies as an alternative energy solution. The solar industry requires massive investment to create solar cell manufacturing infrastructure. Today, without government subsidies, solar power cannot compete effectively with conventional sources of electrical energy. For solar power to become an effective competitor, a more efficient solar manufacturing process must be implemented. While many of today’s solar panels are based upon older silicon technologies, thin film CIGS offers the potential for lower manufacturing costs, has the highest efficiency of the thin film technologies and can be manufactured on rigid or flexible substrates. Since PV manufacturers often build their own equipment, there is a market opportunity emerging for equipment suppliers such as Intevac. CIGS solar panels have broad-based end market applications for solar farms, integrated building PV, rooftop grids and portable devices.

Thin film PV manufacturing processes can be used in the solar industry by combining state-of-the-art, magnetic media thin film manufacturing technologies used by the hard disk drive industry with proven thin film PV processes. Thin film technology is a lower cost alternative to solar cell production using silicon wafer technologies. Intevac believes thin film manufacturing technologies will increase cell efficiency, improve production speeds and yields, and lower the cost for solar cells.

Solar Manufacturing Product

In 2009, Intevac began offering a high-efficiency, low-cost thin film solar cell equipment solution for PV applications, LEAN SOLARtm which performs single substrate processing for precise process control. LEAN SOLAR’s sequential processing performs deposition and processes standard cell sizes for glass, silicon, and metal substrates. LEAN SOLAR can be used in CIGS applications, on glass or stainless steel substrates, as well as depositing front and back conductive layer coatings for crystalline silicon PV cells. Intevac did not recognize any revenue from LEAN SOLAR shipments in 2009.

Intevac Photonics Segment

Intevac Photonics Market

Intevac develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras, near-eye displays and systems for military applications such as night vision, long-range target identification and simulation training. Intevac also provides commercial products that include compact Raman instruments and cameras for commercial applications in the inspection, medical, and scientific markets, and for government applications in law enforcement and in the chemical, biological and explosives threat-detection markets. The majority of Intevac’s Photonics revenue has been derived from contracts related to the development of low-light electro-optical sensors and cameras, funded by the U.S. government, its agencies and contractors. However, the percentage of Intevac Photonics revenue derived from product sales grew from 29% in 2007 to 37% in 2008 and 40% in 2009.

Military Products

Night Vision Systems

Since 1995, the U.S. military has funded Intevac’s development of digital night vision sensor technology based on Intevac’s patented Electron Bombarded Active Pixel Sensor (“EBAPS®”) design. The EBAPS design utilizes Complementary Metal-Oxide-Semiconductor (“CMOS”) technology to produce a compact, lightweight, low-light level digital sensor, which provides the U.S. military size and weight advantages, as well as the many benefits associated with digital imaging compared to analog “Generation-III” night vision tubes. During 2009, Intevac reached agreement with a major NATO defense contractor for high volume production, with a ramp that began in late 2009, and is expected to continue for the next five years. Intevac completed the development of a two-megapixel digital night vision sensor and delivered cameras using this sensor to multiple branches of the U.S. military for evaluation in a number of ground and avionics applications. Additionally, Intevac won the first product-based contract for this sensor to be built into a camera and evaluated for deployment as a digital upgrade for a large-volume, existing avionics platform. Intevac Photonics also received initial funding for a next-generation four-megapixel digital low-light sensor for panoramic night vision viewing applications.

Digital Enhanced Night Vision Goggle

The U.S. military is also funding development of a compact, head-mounted digital imaging system, or Digital Enhanced Night Vision Goggle (“DENVG”). DENVG integrates a visible imager, a thermal imager and a video display. This approach allows low-light level and thermal imagery to be viewed individually, or to be overlaid (“digitally fused”), and enables connectivity to a wireless network for distribution of the imagery and other information. The U.S. Army plans to begin procurement of this type of system in 2013. Intevac is developing the DENVG goggle system along with its partner DRS. In addition, Intevac’s sensor is being used in a competitor’s system.

Night Port

In 2008, Intevac began the development of Night Porttm, the first digital night vision viewer utilizing Intevac’s EBAPS technology. Night Port combines digital sensor and near-eye display technology to create a compact, monocular system that provides full digital night vision viewing and recording capabilities. The Night Port system is designed to replace legacy night vision goggles for military and commercial applications for ground and avionics night vision. In 2009, Intevac Photonics received several contracts for development of Night Port derivative products, including a digital binocular and target identification system for use by ground troops.

LIVAR

Intevac Photonics’ Laser Illuminated Viewing and Ranging (“LIVAR®”) camera enables the development of long range military nighttime surveillance systems which can identify targets at distances of up to twenty kilometers. Presently, Intevac Photonics’ LIVAR camera is being incorporated into U.S. military programs that deploy long-range target identification in land-based and airborne applications. During 2008, Intevac delivered pre-production LIVAR cameras for both land-based and airborne applications and received an initial low-level production order for LIVAR for an airborne application. During 2009, Intevac received a production order for an airborne application and began delivering production quantities against this order. Intevac also received an initial LIVAR camera order for a second airborne application, which is expected to lead to production orders.

Intensified Photodiodes

Intevac continues to develop, under a number of research and development contracts, intensified photodiode technology that enables single photon detection at extremely high data rates, which is designed for use in target identification and other military applications.

Near-Eye Display Systems

Intevac provides high-performance, micro-display products for near-eye, portable viewing of video in military and commercial markets. Intevac’s eyeglass-mounted display systems provide high definition and a wide field-of-view in miniaturized light-weight and portable designs. I-Porttm is a removable display module which snaps onto eyewear via a novel ball/socket mount to ensure optimum placement of the image to the viewer’s eye through simple adjustments. I-Port provides digital night vision solutions for such diverse markets as medical, industrial, commercial, and military, including training and simulation.

Commercial Products

Raman spectrometer systems are used to identify the chemical composition of solid materials, powders and liquids by illuminating the sample with a laser and measuring the characteristic spectrum of light scattered from the tested sample. Raman spectroscopy is used in HAZMAT, forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance applications. Intevac provides bench-top and handheld Raman instruments, designed by DeltaNu®, that perform non-destructive identification of liquids and solids in the field and in the laboratory. In 2009, Intevac received contract awards for the development of handheld Raman instruments which will incorporate Intevac’s core near infrared (“NIR”) sensors to enable the detection of critical materials in the growing chemical, biological, and explosives threat detection market.

Handheld Raman Materials Identification Instruments

ReporteRtm is a palm-sized spectrometer that identifies materials for the HAZMAT and law enforcement industries. ReporteR identifies substances by comparing unique molecular fingerprints to reference materials stored in its library. RAPID•IDtm is a palm-sized, lightweight materials identification tool designed to analyze and identify industrial plastics for use in the automotive, consumer products and medical device industries. Observertm is a stand-off materials identification tool that operates at distances from three meters to twenty meters.

Laboratory Instruments

The Advantage product line of low-cost, high-performance bench-top spectrometers are available at 532 nm, 633 nm, 785 nm NIR or 1064 nm excitation wavelengths for education and research use. ExamineRtm is a modular Raman microscopy system designed for applications that require precise spectral characterization at 532 nm, 785 nm, or 1064 nm wavelengths.

Low-Light Cameras

Intevac Photonics’ MicroVista® product line of commercial low-light CMOS cameras provides high sensitivity in the ultraviolet, visible, or NIR regions of the spectrum by using proprietary fabrication technology in back-thinning CMOS sensors. MicroVista’s compact and lightweight camera design is used in industrial inspection, bio-medical, and scientific applications. Intevac also provides a high-sensitivity NIR MOSIR® camera that is used in scientific spectroscopy applications where high signal-to-noise is achieved through Intevac’s EBAPS design.

Backlog

Intevac’s backlog of orders at December 31, 2009 was $73.8 million, as compared to $20.2 million at December 31, 2008. Backlog at December 31, 2009 consisted of $57.5 million of Equipment backlog and $16.3 million of Intevac Photonics backlog. Backlog at December 31, 2008 consisted of $11.4 million of Equipment backlog and $8.8 million of Intevac Photonics backlog. The increase in Equipment backlog was primarily the result of increased orders for 200 Lean disk sputtering systems. Backlog at December 31, 2009 includes ten 200 Lean systems, as compared to one 200 Lean system in backlog at December 31, 2008. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers. In both 2009 and 2008 sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues. In 2007 sales to Seagate, Matsubo -Intevac’s Japanese distributor, Hitachi Global Storage Technologies, and Fuji Electric each accounted for more than 10% of Intevac’s revenues. In the aggregate sales to these customers accounted for 58%, 80% and 90% of revenues in 2009, 2008 and 2007, respectively. Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 50% of revenue in 2009, 69% of revenue in 2008, and 82% of revenue in 2007. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that sales to these international customers will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology, Seagate, and Western Digital. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has historically experienced intense worldwide competition for magnetic disk sputtering equipment from companies that have sold substantial numbers of systems worldwide, including Anelva Corporation. Intevac is attempting to enter the semiconductor equipment market, and Intevac faces competition from large established competitors including Applied Materials, LAM Research and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Von Ardenne as well as cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. These competitors all have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Intevac Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Intevac Photonics products, many with substantially greater resources and brand recognition. In the military market, ITT Industries, is a large and well-established defense contractor and is a primary U.S. manufacturer of image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac’s digital night vision sensors, cameras and systems are intended to displace Generation-III night vision based products. Intevac expects that ITT, Fairchild Imaging and other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins, Vuzix and Oasys, all of which can offer cost-competitive products. In the commercial markets, companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper offer competitive sensor and camera products, and companies such as Ahura, B&W Tek, GE Security, Horiba-Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection offer competitive Raman spectrometer products.

Marketing and Sales

Equipment sales are made through Intevac’s direct sales force, with the exception of in Japan, where Intevac sells its products through a distributor, Matsubo. Sales of Intevac’s Lean Etch system will be made by TES, Intevac’s alliance partner, in Korea and China and by Intevac’s direct sales force elsewhere. The selling process for Intevac’s Equipment products is multi-level and long-term, involving individuals from marketing, engineering, operations, customer service and senior management. The process involves making sample disks or wafers for the prospective customer and responding to their needs for moderate levels of machine customization. Customers often require a significant number of product presentations and demonstrations before making a purchasing decision.

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

Intevac maintains inventories of spare parts in the United States, Singapore and China to support its customers. Intevac often requires its customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completing installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances, which are released into revenue in accordance with Intevac’s revenue recognition policy.

Intevac provides process and applications support, customer training, installation, start-up assistance and emergency service support to Intevac’s Equipment customers. Intevac conducts training classes for Intevac’s customers’ process engineers, machine operators and machine service personnel. Additional training is also given to Intevac’s customers during equipment installation. Intevac has field offices in Singapore, China, and Malaysia to support Intevac’s customers in Asia. Intevac generally adds additional support centers as necessary to maintain close proximity to Intevac’s customers’ factories as they deploy Intevac’s systems.

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

Sales of Intevac Photonics products for military applications are primarily made to the end user through Intevac’s direct sales force. Intevac sells to leading defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon, DRS Technologies, BAE and Sagem.

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

Intevac invested $28.1 million (36.0% of net revenues) in fiscal 2009, $35.1 million (31.8% of net revenues) in fiscal 2008, and $40.1 million (18.6% of net revenues) in fiscal 2007 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 18.4% of net revenues on product development and engineering over the last five years.

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

Intevac Photonics products are manufactured at Intevac’s facilities in California and Wyoming. Intevac Photonics manufactures advanced photocathodes and sensors, cameras, integrated camera systems, compact Raman spectrometry instruments and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum, electromechanical and optical system assembly. Intevac uses the supplier infrastructure serving the semiconductor, laser, camera and optics manufacturing industries. In manufacturing Intevac’s sensors, Intevac purchases wafers, components, processing supplies and chemicals. In manufacturing Intevac’s camera systems and near-eye displays, Intevac purchases printed circuit boards, electromechanical components and assemblies, mechanical components and enclosures, optical components and computers.

Employees

At December 31, 2009, Intevac had 370 employees, including 15 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 26, 2010 is listed below:

Name	Age	Position

Executive Officers:
Norman H. Pond	71	Chairman of the Board
Kevin Fairbairn	56	President and Chief Executive Officer
Jeffrey Andreson	48	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Michael Russak	63	Executive Vice President and General Manager, Hard Disk Equipment Products
Luke Marusiak	47	Executive Vice President and General Manager, Emerging Equipment Products
Kimberly Burk	44	Vice President, Human Resources
Joseph Pietras	55	Executive Vice President and General Manager, Intevac Photonics
Other Key Officers:
Verle Aebi	55	Chief Technology Officer, Intevac Photonics
James Birt	45	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	50	Vice President, Technology, Equipment Products
Jerry Carollo	56	Vice President and General Manager, Intevac Vision Systems
Timothy Justyn	47	Vice President of Operations, Intevac Photonics
Michael Kayat	57	Vice President and General Manager, DeltaNu
Dave Kelly	47	Vice President, Engineering, Intevac Vision Systems

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

Mr. Andreson joined Intevac in June 2007 and has served as Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary since August 2007. Before joining Intevac Mr. Andreson served as Managing Director and Controller of Applied Materials’ Global Services product group. Since joining Applied Materials in 1995, Mr. Andreson held a number of senior financial positions, including Managing Director, Global Financial Planning and Analysis; Controller, Metron Subsidiary; Controller, North American Sales and Service; and Controller, Volume Manufacturing. From 1989 through 1995, Mr. Andreson held various roles at Measurex Corporation. Mr. Andreson holds an MBA from Santa Clara University and a BS in finance from San Jose State University.

Dr. Russak joined Intevac in July 2008 and currently serves as Executive Vice President and General Manager, Hard Disk Equipment Products. Before joining Intevac Dr. Russak served as President and Chief Technical Officer of Komag from 2000 to 2007. From 1993 to 2000, Dr. Russak served as Vice President of Research and

Development at HMT Technology. Previously, Dr. Russak held management positions in the Research Division of IBM Corporation. Prior to IBM, Dr. Russak worked for Grumman Aerospace Corporation as a contributing scientist. Dr. Russak holds a BS in ceramic engineering and a PhD in materials science from Rutgers University.

Mr. Marusiak rejoined Intevac as Executive Vice President and General Manager, Emerging Equipment Products in January 2010. Mr. Marusiak had previously served as Intevac’s Chief Operating Officer from 2004 through 2008. From October 2008 through December 2009, Mr. Marusiak served as the Chief Executive Officer of MDC Vacuum Products, LLC. Before joining Intevac, Mr. Marusiak was employed by Applied Materials from July 1991 to April 2004, most recently as Senior Director of North American Operations. From 1984 to 1991, Mr. Marusiak served as a signal officer in the U.S. Army. Mr. Marusiak holds a BS in electrical engineering from Gannon University and an MS in teleprocessing science from the University of Southern Mississippi.

Ms. Burk joined Intevac in May 2000 and currently serves as Vice President of Human Resources. Prior to joining Intevac, Ms. Burk served as Human Resources Manager of Moen, Inc. from 1999 to 2000 and as Human Resources Manager of Lawson Mardon from 1994 to 1999. Ms. Burk holds a BS in sociology from Northern Illinois University.

Dr. Pietras joined Intevac as Executive Vice President and General Manager of the Intevac Photonics Business in August 2006. Before joining Intevac, Dr. Pietras was employed by the Sarnoff Corporation from March 2005 to July 2006 as General Manager of Sarnoff Imaging Systems. From September 1998 to March 2005, he was employed by Roper Scientific as Vice President, Operations. Dr. Pietras holds a BS in physics from the Stevens Institute of Technology and a MA and PhD in physics from Columbia University.

Mr. Aebi has served as Chief Technology Officer of the Intevac Photonics business since August 2006. Previously, Mr. Aebi served as President of the Photonics Division from July 2000 to July 2006 and as General Manager of the Photonics Division since May 1995. Mr. Aebi was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the night vision business Intevac acquired from Varian Associates in 1991, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

Mr. Birt joined Intevac in September 2004 and currently serves as Vice President, Manufacturing and Customer Support of the Equipment Products Division. Before joining Intevac, Mr. Birt was employed by Applied Materials from July 1992 to September 2004, most recently as Director, Field Operations/Quality North America. Mr. Birt holds a BS in electrical engineering from Texas A&M University.

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

Mr. Carollo joined Intevac in November 2007 as Vice President and General Manager of Intevac’s Creative Display Systems subsidiary and currently serves as Vice President and General Manager, Intevac Vision Systems. Prior to joining Intevac, Mr. Carollo was founder, President and Chief Executive Officer of Creative Display Systems. Prior to founding Creative Display Systems Mr. Carollo worked for Rockwell-Collins Optronics Electro-Optics from 1993 to 2006 where his most recent position was General Manager. Mr. Carollo holds numerous patents in the area of optics, display systems and optical communications, a MS in optics from the University of Rochester and a BS in physics from the State University of New York.

Mr. Justyn has served as Vice President of Operations, Intevac Photonics from October 2008. Mr. Justyn served as Vice President, Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in the Equipment Products Division and the former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

Dr. Kayat joined Intevac in June 2009 as Vice President and General Manager of DeltaNu, a division of Intevac Photonics. Before joining Intevac Photonics, Dr. Kayat served as Vice President of Sales and Marketing at Ocean

Optics from January 2008 to May 2009. Previously, he served as President of the ICC Division at UTEK Corporation from January 2005 to January 2008, and Vice President of Sales and Marketing at Exa Corporation from June 1998 to January 2001. Dr. Kayat’s experience also includes senior sales roles at two start-ups which were subsequently acquired. He began his industrial career as a management consultant for aerospace and defense systems at LogicaCMG. Dr. Kayat received his Ph.D. in physics from the University of Leicester and MBA from Pepperdine University.

Mr. Kelly joined Intevac in December 2006 and currently serves as Vice President, Engineering, Intevac Vision Systems. Before joining Intevac, Mr. Kelly was employed by Redlake MASD LLC, a division of Roper Industries from January 2004 to December 2006, most recently as Vice President, Engineering and Custom Service. From November 2000 to December 2003, he was employed by Fast Technology AG as Vice President, Engineering. Mr. Kelly holds a BS and a MS in mechanical engineering from the University of Michigan.

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

Trade Marks

“200 Lean®,” “AccuLubertm,” “DeltaNu®,” “EBAPS®,” “ExaminerRtm,” “I-Porttm,” “Lean Etchtm,” “LEAN SOLARtm,” “LithoPrimetm,” “LIVAR®,” “MicroVista®,” “MOSIR®,” “NightVista®,” “Night Porttm,” and “RAPID-IDtm‘ among others, are our trademarks.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

The majority of our revenue is derived from the sale of equipment used to manufacture technology commodity products such as disk drives and our target new markets include other technology commodity markets including semiconductors and photovoltaic (“PV”) cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for technology commodity products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of technology commodity products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. We cannot predict with any certainty when these cycles will begin or end, although we entered into a downturn in the cycle in late 2007 which continued through 2009.

Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures, far in excess of the cost of our systems alone, when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. The magnetic disk and semiconductor manufacturing industries have from time to time made significant additions to their production capacity. Our customers generally reduce their level of capital investment during downturns in the overall economy, or during a downturn in their industries.

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

Sales of new manufacturing systems are also dependent on obsolescence and replacement of the installed base of our customers’ existing equipment with newer, more capable equipment. If upgrades are developed that extend the useful life of the installed base of systems, then we tend to sell more upgrade products and fewer new systems, which can significantly reduce total revenue. For example, some of our 200 Lean customers continue to use legacy systems for the production of perpendicular media, which delays the replacement of such systems with new 200 Lean systems.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. In 2009, two of our customers accounted for 55% of total revenues, and four customers in aggregate accounted for 65% of total revenues. The same four customers, in aggregate, accounted for 83% of our net accounts receivable at December 31, 2009. This concentration of customers can lead to extreme variability in revenue and financial results from period to period. For example, over the last eight quarters, our revenues per quarter have fluctuated between $12.3 million and $34.2 million.

Industry consolidation can limit the number of potential customers for our products. For example, Seagate acquired Maxtor in 2006, Western Digital acquired Komag in 2007, and Toshiba acquired Fujitsu’s hard drive business in 2009. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.

Our growth depends on development of technically advanced new products and processes.

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Lean Etch system, 200 Lean systems for PV applications and our digital night-vision products.

Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for our Lean Etch system, and the PV market. To date Intevac has not received revenue from our Lean Etch or PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Over the last eight quarters, our quarterly revenues have fluctuated between $12.3 million and $34.2 million and our operating income (loss) as a percentage of revenues has fluctuated between approximately (120.2%) and 12.0% of revenues. Over the same period, the price of our common stock has fluctuated between $3.43 and $17.46 per share.

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

At December 31, 2009, we held auction rate securities (“ARS”) with a par value of $70.0 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 23 to 39 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS have failed auction. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of December 31, 2009, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of December 31, 2009, securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.3 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These securities are classified as long-term investments and we recorded an impairment charge of $3.7 million. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. We could incur significant legal costs associated with the legal action and there can be no guarantee our efforts would be successful.

In order to increase our liquidity we entered into a line of credit with Citigroup, secured by $55.8 million in par value of our ARS. At December 31, 2009, approximately $18.5 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. If we are unable to maintain this line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the ARS becomes liquid again and we could have to seek additional debt funding to finance our operations, which may not be available on attractive terms, if at all.

Adverse economic conditions and volatility and disruption of the capital and credit markets may negatively impact our revenues and our ability to access financing.

Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently during fiscal 2009, and have caused us to be cautious about our future outlook. Although market conditions improved in the latter half of 2009, market conditions remain volatile and our customers continue to remain cautious. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.

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

As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 6. “Goodwill and Purchased Intangible Assets, Net” in the Notes

to the Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market dominated by competitors such as Applied Materials, LAM Research and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba-Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

We sell many of our imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. Our revenues from government contracts totaled $14.8 million, $14.8 million, and $14.1 million in 2009, 2008, and 2007, respectively. Funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations, particularly given the U.S. government’s recent focus on spending in other areas. Sales to the U.S. government and its prime contractors may also be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad. For example, if the U.S. government is less focused on defense spending or there is a decrease in hostilities, demand for our products could decrease. The loss of funding for a government program would result in a loss of future revenues attributable to that program. The influence of any of these factors, which are beyond our control, could negatively impact our results of operations.

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

We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $48 million of taxable income in order to realize the Federal deferred tax assets recorded as of December 31, 2009. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

Our success depends on international sales and the management of global operations.

In 2009, approximately 50% of our revenues came from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California, Wyoming and Singapore and international customer support offices in Singapore, China, and Malaysia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.

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

The majority of our U.S. operations are located in California where the cost of living and of recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with industries, such as the hard disk drive, semiconductor, and solar industries, for skilled employees. Failure to retain key personnel, or to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, could have a material and adverse effect our business, financial condition and results of operations.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2009, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) Intevac fails to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to: (1) restatement of previously reported financial results, (2) regulatory sanctions and (3) a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use

Santa Clara, CA	169,583	Corporate Headquarters; Equipment and Intevac Photonics Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	9,505	Intevac Photonics Sensor Fabrication
Laramie, WY	12,000	Intevac Photonics Raman Spectrometer Manufacturing
Carlsbad, CA	10,360	Intevac Photonics Micro Display Product Manufacturing
Singapore	31,947	Equipment Manufacturing and Customer Support
Malaysia	1,291	Equipment Customer Support
Shenzhen, China	2,568	Equipment Customer Support

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq National Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 24, 2010, there were 117 holders of record. In fiscal years 2009 and 2008 Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2009:
First Quarter	$5.73	$3.43
Second Quarter	8.65	5.02
Third Quarter	13.14	7.45
Fourth Quarter	13.45	10.00
Fiscal 2008:
First Quarter	$14.28	$10.14
Second Quarter	17.46	11.16
Third Quarter	13.32	9.50
Fourth Quarter	10.64	3.93

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested on December 31, 2004 in Intevac’s Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

23

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2004
AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND
NASDAQ COMPUTER MANUFACTURERS TOTAL RETURN INDEX

	12/31/04	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09
Intevac, Inc.	$100	$175	$343	$192	$67	$152
Nasdaq Stock Market Total Return Index	100	102	112	122	59	84
Nasdaq Computer Manufacturers Total Return Index	100	102	105	153	64	141

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$77,981	$110,307	$215,834	$259,875	$137,229
Gross profit	$32,720	$43,339	$96,043	$100,959	$43,578
Operating income (loss)	$(17,347)	$(30,471)	$27,436	$47,999	$14,717
Net income (loss)	$(10,077)	$(15,345)	$27,345	$46,698	$16,151
Earnings (loss) per share:
Basic	$(0.46)	$(0.71)	$1.28	$2.22	$0.79
Diluted	$(0.46)	$(0.71)	$1.23	$2.13	$0.76
At year end:
Total assets	$203,378	$189,169	$215,413	$206,003	$130,444
Long-term debt	$—	$—	$1,898	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity solutions to the photovoltaic (“PV”) and semiconductor industries. In 2009, Intevac announced a high-productivity thin film solar cell manufacturing system for PV applications, LEAN SOLARtm and began offering equipment to PV cell manufacturers. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo. In Korean and China, Intevac’s Lean Etchtm system is sold by TES Co., Ltd. (“TES”), a Korean equipment manufacturer. To date, Intevac has not yet recognized any revenue from shipments of its Lean Etch product.

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

				% Change	% Change
Fiscal Year	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages and per share amounts)

Net revenues	$77,981	$110,307	$215,834	(29.3)%	(48.9)%
Gross profit	32,720	43,339	96,043	(24.5)%	(54.9)%
Gross margin percent	42.0%	39.3%	44.5%	2.7%	(5.2)%
Net income (loss)	(10,077)	(15,345)	27,345	34.3%	(156.1)%
Earnings (loss) per diluted share	$(0.46)	$(0.71)	$1.23	35.2%	(157.7)%

Fiscal 2007 financial results reflected good conditions in the hard disk drive industry driven by end-user demand for hard drives in personal computers and consumer electronic products. During 2007 the hard drive industry completed the technology transition to perpendicular media which began in 2005. This technology transition resulted in increased Equipment sales. During this period Intevac expanded its photonics product portfolio with the acquisitions of DeltaNu, LLC, (“Delta Nu”) and Creative Display Systems, LLC (“CDS”).

Fiscal 2008 financial results reflected a difficult environment as Intevac’s customers reduced or delayed capital expenditures as a result of industry consolidation, price erosion, lower growth and global economic conditions. In this period, Intevac focused on lowering costs, improving efficiencies, and bringing new products to market. In 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business. In the fourth quarter of fiscal 2008, in response to the deteriorating economic conditions, Intevac announced and executed a global cost reduction plan that reduced its cost structure and its cash burn, while still enabling Intevac to invest in products that will drive future growth. Also during the fourth quarter of fiscal 2008, Intevac’s market capitalization and financial outlook were adversely impacted by the current macroeconomic business environment. This triggered Intevac’s performing interim impairment tests on its goodwill and intangible assets; and as a result Intevac recorded non-cash goodwill and intangible impairment charges of $10.5 million.

Fiscal 2009 financial results reflected a challenging environment that resulted from the economic slowdown. Demand in the hard disk drive industry was flat compared to fiscal 2008 and Intevac’s Equipment customers did not require capacity additions. During fiscal 2009, demand for new equipment resulted primarily from the retirement of some legacy systems and customer research and development activities, including patterned media. At the end of 2009 Intevac’s hard drive customers began taking delivery of systems for 2010 capacity needs. In 2009, Intevac Photonics business grew, driven by government spending plus incorporation of Intevac products into development, pre-production and some early stage production programs.

Intevac expects the business environment to improve in fiscal 2010. Demand for hard disk drives is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies. Intevac believes that due to delayed spending during the recent economic downturn, increased demand for hard drives and technology transitions, the hard drive industry will need to add capacity to meet increased production requirements. Intevac expects its hard drive customers will add new systems for capacity production as well as make selective purchases for technology development. In 2010, Intevac expects that the Intevac Photonics business will grow, driven by proliferation of our low-light sensors and cameras onto new platform programs, volume shipments of those products and increased demand from commercial and industrial customers as a result of the economic recovery.

Results of Operations

Net revenues

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Equipment	$51,389	$87,469	$196,686	(41.2)%	(55.5)%
Intevac Photonics	26,592	22,838	19,148	16.4%	19.3%

Total net revenues	$77,981	$110,307	$215,834	(29.3)%	(48.9)%

Net revenues consist primarily of sales of equipment used to develop and manufacture thin film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of sensors, cameras and systems; low-light imaging products and Raman spectrometers.

The decrease in Equipment revenues in 2009 was due primarily to a reduction in the number of 200 Lean systems delivered. In 2009, Intevac delivered four 200 Lean systems compared to eleven 200 Lean systems in 2008 and twenty-nine 200 Lean systems in 2007. Equipment revenue in 2009 also included six disk lubrication systems compared to eleven disk lubrication systems in 2008 and four disk lubrication in 2007. Revenues from disk equipment technology upgrades and spare parts decreased in 2009 versus 2008 and 2007. Fiscal 2008 new system capacity additions in the hard disk drive market were lower due to the upgrade and reuse of approximately twenty legacy tools previously in storage. The reuse of these systems substantially met the incremental capacity requirements of one of our largest customers. During 2007, Intevac sold a D-Star® flat panel technology license for $1.3 million. Equipment revenues in 2010 are expected to exceed 2009 levels due to increased capital spending by hard drive customers for capacity additions and technology purchases to support growth in the hard drive market. Equipment revenues are dependent on the demand for magnetic media, Intevac’s customers’ capacity expansion plans, and obsolescence of the installed base of Intevac’s customers’ existing equipment.

Intevac Photonics revenues increased by 16.4% to $26.6 million in 2009, which consisted of $10.5 million of product revenue and $16.1 million of contract research and development revenue. Intevac Photonics 2008 revenues of $22.8 million consisted of $8.5 million of product revenue and $14.3 million of contract research and development revenue. Intevac Photonics 2007 revenue of $19.1 million consisted of $5.6 million of product revenue and $13.5 million of contract research and development revenue. The increase in product revenues resulted from higher sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s table-top and portable Raman instruments and near-eye display products. The increase in contract research and development revenue was the result of a higher volume of contracts and incremental revenue generated from contract close-outs. In 2010, Intevac Photonics revenue is expected to grow due to government spending on development and deployment of digital night vision technology and continued expansion of Intevac’s low-light camera and sensor products in military and commercial applications. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.

Intevac’s backlog of orders at December 31, 2009 was $73.8 million, as compared to $20.2 million at December 31, 2008 and $34.2 million at December 31, 2007. Equipment backlog at December 31, 2009 was $57.5 million compared to $11.4 at December 31, 2008 and $28.4 million at December 31, 2007. Intevac Photonics backlog at December 31, 2009 was $16.3 million compared to $8.8 million at December 31, 2008 and $5.8 million at December 31, 2007. Equipment backlog at December 31, 2009 includes ten 200 Lean systems, as compared to one 200 Lean system at December 31, 2008, and two 200 Lean systems at December 31, 2007.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2009, sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues and in the aggregate sales to these customers accounted for 55% of revenues. In 2008, sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues and in the aggregate sales to these customers accounted for 69% of revenues. In 2007, sales to Seagate, Matsubo — Intevac’s Japanese distributor, Hitachi Global Storage Technologies, and Fuji Electric each accounted for more than 10% of Intevac’s revenues. In the aggregate sales to these customers accounted for 90% of revenues in 2007. The magnetic disk manufacturing industry consists of a small number of large manufacturers. Seagate acquired Maxtor in 2006, Western Digital acquired Komag in 2007, and Toshiba acquired Fujitsu’s hard drive business in 2009, all of which further concentrated the customer base in the industry.

International sales totaled $39.2 million, $76.5 million, and $177.0 million in 2009, 2008, and 2007, respectively, accounting for 50%, 69%, and 82% of net revenues. The decreases in international sales in 2009 and 2008 were primarily due to decreases in net revenues from disk sputtering systems. Substantially all of Intevac’s international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies.

Gross margin

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Equipment gross profit	$23,266	$35,797	$87,885	(35.0)%	(59.3)%
% of Equipment net revenues	45.3%	40.9%	44.7%
Intevac Photonics gross profit	$9,454	$7,542	$8,158	25.4%	(7.6)%
% of Intevac Photonics net revenues	35.6%	33.0%	42.6%
Total gross profit	$32,720	$43,339	$96,043	(24.5)%	(54.9)%
% of net revenues	42.0%	39.3%	44.5%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap. Cost of net revenues for 2009, 2008 and 2007 included $353,000, $781,000 and $638,000 of equity-based compensation expense, respectively.

Equipment gross margin was 45.3% in 2009 compared to 40.9% in 2008 and 44.7% in 2007. Fiscal 2009 gross margins improved over fiscal 2008 due to product mix, improved systems margins, and savings from cost reduction programs, which were partially offset by lower volume and unabsorbed factory utilization. Fiscal 2008 gross margins declined over fiscal 2007 due to lower volume, product mix, unabsorbed factory utilization and costs from acquired businesses, which were offset in part by cost reduction programs. Gross margins in the Equipment business will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 35.6% in 2009 compared 33.0% in 2008 and 42.6% in 2007. The increase in gross margin in 2009 resulted primarily from higher technology development margins, higher volume and factory utilization, partially offset by higher manufacturing costs of new products. The decrease in gross margin in 2008 resulted primarily from increased provisions for inventory and warranty and increased costs from acquired businesses.

Research and development

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Research and development expense	$28,064	$35,083	$40,137	(20.0)%	(12.6)%
% of net revenues	36.0%	31.8%	18.6%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment, PV cell manufacturing equipment and Intevac Photonics products. Research and development costs for 2009, 2008 and 2007 included $1.4 million, $2.0 million and $2.1 million of equity-based compensation expense, respectively.

Research and development spending decreased for Equipment during 2009 as compared to 2008 and 2007. The decrease in Equipment spending during 2009 was due primarily to a reduction in spending on the Lean Etch product line (as the product design phase is substantially complete and on-going efforts are primarily related to continuous improvement) and savings from the global cost reduction plan implemented in the fourth quarter of 2008, offset by investment in PV development. The decrease in Equipment spending during 2008 was due primarily to lower spending on the development of Intevac’s Lean Etch product line, and to a lesser extent, reductions in incentive compensation expense. Intevac Photonics increased research and development spending levels in 2009 and 2008 for sensor yield improvements, sensor development and digital night vision goggle development.

Research and development expenses do not include costs of $9.1 million, $8.5 million, and $7.4 million, in 2009, 2008, and 2007, respectively, which are related to customer-funded contract research and development programs and included in cost of net revenues.

Selling, general and administrative

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Selling, general and administrative expense	$22,003	$28,229	$28,470	(22.1)%	(0.9)%
% of net revenues	28.2%	25.6%	13.2%

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs and also includes production of customer samples, travel, liability insurance, legal and professional services and bad debt expense. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by Intevac’s Japanese distributor, Matsubo, which provides services such as sales, installation, warranty and customer support. Intevac also has subsidiaries in Singapore and in Hong Kong, along with field offices in Malaysia and Shenzhen, China to support Intevac’s equipment customers in Asia. Selling, general and administrative costs for 2009, 2008 and 2007 included $2.5 million, $3.8 million and $3.5 million of equity-based compensation expense, respectively.

Selling, general and administrative expenses decreased in 2009 over the amount spent in 2008 due primarily to the global cost reduction plan implemented in the fourth quarter of 2008, decreased costs related to customer service and support for the Equipment business, partially offset by business development expenses in the Intevac Photonics business. Selling, general and administrative spending in 2008 was flat compared to 2007 levels as a result of cost reduction activities, and lower provisions for employee profit sharing and bonus plans, partially offset by increased costs related to business development, customer service and support in both the Equipment and Intevac Photonics businesses and higher equity-based compensation expense.

Global cost reduction plan

During the fourth quarter of fiscal 2008, Intevac announced a global cost reduction plan (the “Plan”) to reduce the global workforce by fifteen percent. Implementation of the Plan was completed in the fourth quarter. The total cost of implementing the Plan was $386,000 and was reported under cost of products sold and operating expenses. Substantially all cash outlays in connection with the Plan occurred in the fourth quarter of fiscal 2008. Implementation of the Plan reduced expenses by approximately $15 million on an annual basis.

Impairment of goodwill and intangibles

Goodwill and Intevac’s indefinite life intangible asset are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and the indefinite life intangible asset may be impaired. In the fourth quarter of 2009, Intevac performed its 2009 annual assessment of impairment which did not result in an impairment of goodwill or Intevac’s indefinite life intangible asset. Intevac’s reporting units for goodwill impairment testing purposes are consistent with the reportable segments: Equipment and Intevac Photonics. Intevac tested goodwill for possible impairment by first determining the fair value of the related reporting unit and then comparing this value to the recorded net assets of the reporting unit. At December 31, 2009, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. All goodwill is attributed to the Intevac Photonics segment.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Intevac used two valuation methodologies to determine the fair value for its reporting units, with each approach given equal weighting: the income approach and the market approach. Using the income approach, the fair value of each reporting unit was calculated based on the present value of estimated future cash flows, which were formed by evaluating historical trends, current budgets, operating plans and industry data. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation included revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these assumptions based on changed economic conditions or business strategies could result in material impairment charges in future periods. The market analysis looked at the valuations of comparable public companies which Intevac selected based upon similar industries and products. Intevac evaluated the reasonableness of the fair value calculations of the reporting units by reconciling the total of the fair values of the two reporting units to Intevac’s total market capitalization, taking into account an appropriate control premium. Intevac compared the carrying value of the reporting units to the fair value calculations.

The results of the test for goodwill impairment, as of September 26, 2009, showed that the estimated fair values of the Equipment and Intevac Photonics reporting units exceeded their carrying values by more than $50 million and $30 million, respectively. There was no impairment of goodwill during the year ended December 31, 2009.

Intevac also performed the annual impairment review of a tradename, an indefinite life intangible asset during the fourth quarter of 2009 using a discounted cash flow model and the relief-from-royalty method. Based on the discounted cash flow model Intevac determined the fair value of the tradename exceeded its carrying value.

In the fourth quarter of fiscal 2008, Intevac experienced a significant decline in its stock price and as a result of the decline in its stock price, Intevac’s market capitalization fell significantly below the recorded value of its consolidated net assets. Based on the results of its assessment of goodwill for impairment, Intevac determined that the fair value of its Equipment reporting unit was less than the carrying value and impairment existed. Therefore, Intevac performed the second step of the impairment test to determine the implied fair value of goodwill. The analysis indicated that there would be no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, during fiscal 2008, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired. As a result of the intangible assets impairment test, in fiscal 2008, Intevac recorded an $808,000 impairment charge related to the write-down to fair value of the net carrying value of certain purchased technology intangible assets in the Equipment and Intevac Photonics segments due to lower revenue expectations and future operating expectations.

Intevac will continue to evaluate the carrying value of goodwill and intangible assets and if it is determined that there is a potential impairment, Intevac may record additional charges to earnings which would adversely affect its financial results. For further details, see Note 6 of Notes to Consolidated Financial Statements.

Interest income and other, net

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Interest income and other, net	$1,254	$3,932	$8,142	(68.1)%	(51.7)%

Interest income and other, net in 2009 included $1.4 million of interest income on investments, partially offset by $92,000 in net other expense and $16,000 in interest expense. Interest income and other, net in 2008 included $4.0 million of interest income on investments, and $84,000 in net other income, partially offset by $120,000 in interest expense. Interest income and other, net in 2007 included a $1.5 million gain on the redemption of Intevac’s preferred interest in 601 California Avenue LLC, $6.5 million of interest income on investments and $129,000 in net other income. The decrease in interest income in 2009 and 2008 was driven by lower interest rates on Intevac’s investments and lower average invested balances.

Provision for (benefit from) income taxes

	Years Ended December 31,			% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands, except percentages)

Provision for (benefit from) income taxes	$(6,016)	$(11,194)	$8,233	46.3%	(236.0)%

Intevac’s effective income tax provision rate was 37.4% for fiscal 2009, 42.2% for fiscal 2008, and 23.1% for fiscal 2007. Intevac’s tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly. Management believes that the valuation allowances for Intevac’s deferred tax assets are adequate based on several factors including: (1) degree to which Intevac’s 2009 and 2008 losses were attributable to unusual items or charges; (2) long duration of Intevac’s deferred tax assets; and (3) expectation of improved earnings in the long term.

During 2009, Intevac established an additional valuation allowance to fully reserve its California state deferred tax assets due to the impact of California tax legislation that was enacted in February 2009. This additional valuation allowance decreased the income tax benefit by $1.0 million. Intevac recognized the effect of the change in valuation allowance as a discrete item.

Business Combinations

On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through December 31, 2009. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.

On November 9, 2007, Intevac acquired the assets and certain liabilities of Creative Display Systems, LLC (“CDS”) for a purchase price of $4.8 million in cash, net of cash acquired. The acquired business is a supplier of high-performance micro-display products for near-eye and portable applications in defense and commercial markets.

On January 31, 2007, Intevac acquired the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a purchase price of $5.8 million of which $2 million was paid in cash at the close of the acquisition, $2 million was paid on January 31, 2008 and $2 million was paid on January 31, 2009, which was in the form of a non interest-bearing note. Interest was imputed, and the related note payable was recorded at a discount in the accompanying Consolidated Balance Sheets. The acquired business is a supplier of small footprint and handheld Raman spectrometry instruments.

For further details, see Note 7 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, Intevac will be required to submit filings with financial statement information using XBRL commencing with its June 25, 2011 quarterly report on Form 10-Q. Intevac is currently evaluating the impact of XBRL reporting on its financial reporting process.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. Intevac is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that Intevac adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. Intevac is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. Intevac must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on Intevac’s consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2009, Intevac had $89.8 million in cash, cash equivalents, and investments compared to $105.5 million at December 31, 2008. During fiscal 2009, cash, cash equivalents and investments decreased by $15.7 million due primarily to cash used by operating activities, purchases of fixed assets and a scheduled payment to the owners of DeltaNu, LLC, partially offset by cash received from the sale of Intevac common stock to employees through employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents	$17,592	$39,201
Short-term investments	6,000	—
Long-term investments	66,249	66,328

Total cash, cash-equivalents and investments	$89,841	$105,529

Cash used by operating activities totaled $16.6 million in 2009 compared to $8.2 million in 2008. Cash generated by operating activities totaled $40.6 million in 2007. Lower operating cash flow was a result of a net loss adjusted to exclude the effect of non-cash charges including, depreciation, amortization and equity-based compensation. This decrease in cash from operating activities was also affected by changes in working capital. Intevac continues to carefully manage working capital. Intevac believes that its efforts to reduce costs through its global cost reduction plan and headcount restructuring activity implemented in the fourth quarter of 2008 reduced its cash loss from operations to a level sustainable until market conditions and Intevac’s business improves.

Accounts receivable totaled $44.8 million at December 31, 2009 compared to $15.0 million at December 31, 2008. The number of days outstanding for Intevac’s accounts receivable were 136 at December 31, 2009 compared to 45 at December 31, 2008. The increase in the receivable balance and days outstanding was due primarily to invoicing the deposits on orders for eight 200 Lean systems as well as having three 200 Lean systems recognized as revenue late in the fourth quarter of 2009. Net inventories increased by $1.4 million during 2009 due primarily to an increase in finished goods related to the deferred revenue system discussed below. Inventory turns were 2.5 in fiscal 2009 compared to 3.4 in fiscal 2008. Accounts payable totaled $4.7 million at December 31, 2009 compared to $4.2 million at December 31, 2008. The increase of $487,000 relates to the increase in inventory purchases as a result of increased business levels. Accrued payroll and related liabilities decreased by $611,000 during 2009 to

$2.8 million. Other accrued liabilities increased from $3.2 million at December 31, 2008 to $11.1 million at December 31, 2009, primarily due to deferral of revenue on a 200 Lean system shipment in the fourth quarter until customer acceptance and demonstration of product specifications. Customer advances increased from $2.8 million at December 31, 2008 to $13.2 million at December 31, 2009 due to the increase in backlog at December 31, 2009.

Investing activities in 2009 used cash of $4.1 million, generated cash of $19.6 million in 2008 and used cash of $59.4 million in 2007. In 2009, purchases of investments, net of proceeds from sales and maturities, totaled $1.5 million. In 2008 proceeds from maturities of investments, net of purchases, totaled $38.9 million. In 2007, purchases of investments, net of proceeds from sales and maturities, totaled $49.2 million. During 2008, Intevac invested $15.1 million in the acquisition of certain assets from Oerlikon. During 2007, Intevac invested $6.9 million in the acquisitions of DeltaNu and CDS, and Intevac sold Intevac’s investment in 601 California Avenue LLC. Capital expenditures totaled $2.6 million in 2009, compared to $4.2 million in 2008, and $5.7 million in 2007.

Financing activities used cash of $809,000 in 2009 and generated cash of $165,000 in 2008 and $6.9 million in 2007. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.1 million in 2009, $1.8 million in 2008, and $3.9 million in 2007. Intevac realized tax benefits from equity-based compensation of $3.0 million in 2007. In 2009 and 2008, Intevac made scheduled payments of $2.0 million each to the former owners of DeltaNu.

As of December 31, 2009, Intevac’s available-for-sale securities represented $70.0 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $3.7 million to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During fiscal 2009 and 2008, $4.5 million and $14.1 million, respectively of ARS were redeemed at par.

As described in Note 8 of Notes to Consolidated Financial Statements, at December 31, 2009, the fair value of the ARS was estimated at $66.2 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of December 31, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter and an arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute.

Intevac has entered into a line of credit with Citigroup Global Markets Inc. under which approximately $18.5 million is available. Intevac intends to use this line to help secure its ability to fund cash requirements until Intevac is able to liquidate its ARS holdings. For additional information on this borrowing facility, see Note 10 of Notes to Consolidated Financial Statements.

Intevac believes that Intevac’s existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.5 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$5,422	$2,340	$3,082	$—	$—
Purchase obligations and commitments(1)	13,071	13,071	—	—	—
Other long-term liabilities(2)	252	252	—	—	—

Total(3)	$18,745	$15,663	$3,082	$—	$—

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.

(2)	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $782,000 of unrecognized tax benefits has been excluded from the table above.

(3)	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.

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

Intevac performs research and development work under various government-sponsored research contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Intevac determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

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

Warranty

Intevac estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Intevac’s warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As Intevac’s customer service engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs.

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

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In the fourth quarter of 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value and lower revenue expectations in light of current operating performance and future operating expectations. No impairment charges were recognized in fiscal 2009.

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

Equity-Based Compensation

Intevac records compensation expense for equity-based awards under Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”, using the Black-Scholes option pricing model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. ASC 718 also requires forfeiture estimates of equity-based awards. Estimating volatility, expected life and forfeitures requires significant judgment and an analysis of historical data. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.  Intevac’s exposure to market risk for changes in interest rates relates primarily to Intevac’s investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of ARS and debt instruments issued by the U.S. government and its agencies.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at December 31, 2009.

						Fair
	2010	2011	2012	Beyond	Total	Value
	(In thousands, except percentages)

Cash equivalents
Fixed rate amounts	$9,255	—	—	—	$9,255	$9,255
Weighted-average rate	0.02%	—	—	—
Short-term investments
Fixed rate amounts	$6,000	—	—	—	$6,000	$6,000
Weighted-average rate	0.06%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$69,950	$69,950	$66,249
Weighted-average rate	—	—	—	1.9%
Total investment portfolio	$15,255	—	—	$69,950	$85,205	$81,504

At December 31, 2009, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of December 31, 2009, Intevac had $66.2 million in ARS in the consolidated balance sheet, which is net of a temporary unrealized loss of $3.7 million. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. The unrealized loss is included in other comprehensive loss.

Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an other-than-temporary impairment charge in 2010.

Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.

Foreign exchange risk.  From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of Intevac’s anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. Intevac had no foreign currency forward exchange contracts during any of the years ended December 31, 2009, 2008 and 2007.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intevac, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California
February 26, 2010

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$17,592	$39,201
Short-term investments	6,000	—
Trade and other accounts receivable, net of allowances of $133 and $145 at December 31, 2009 and 2008, respectively	44,756	15,014
Inventories	19,100	17,674
Prepaid expenses and other current assets	6,687	4,806
Deferred income tax assets	1,515	3,204

Total current assets	95,650	79,899
Property, plant and equipment, net	12,351	14,886
Long-term investments	66,249	66,328
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $1,248 and $693 at December 31, 2009 and 2008, respectively	3,537	4,054
Deferred income taxes and other long-term assets	17,686	16,097

Total assets	$203,378	$189,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$2,000
Accounts payable	4,701	4,214
Accrued payroll and related liabilities	2,784	3,395
Other accrued liabilities	11,104	3,175
Customer advances	13,180	2,807

Total current liabilities	31,769	15,591
Other long-term liabilities	252	509
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 22,079 and 21,805 at December 31, 2009 and 2008, respectively	22	22
Additional paid-in-capital	134,071	128,686
Accumulated other comprehensive loss	(1,828)	(4,808)
Retained earnings	39,092	49,169

Total stockholders’ equity	171,357	173,069

Total liabilities and stockholders’ equity	$203,378	$189,169

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$61,893	$95,962	$202,292
Technology development	16,088	14,345	13,542

Total net revenues	77,981	110,307	215,834
Cost of net revenues:
Systems and components	36,172	58,503	112,376
Technology development	9,089	8,465	7,415

Total cost of net revenues	45,261	66,968	119,791
Gross profit	32,720	43,339	96,043
Operating expenses:
Research and development	28,064	35,083	40,137
Selling, general and administrative	22,003	28,229	28,470
Impairment of goodwill and intangible assets	—	10,498	—

Total operating expenses	50,067	73,810	68,607

Operating income (loss)	(17,347)	(30,471)	27,436
Interest income	1,362	3,968	6,544
Other income (expense), net	(108)	(36)	1,598

Income (loss) before income taxes	(16,093)	(26,539)	35,578
Provision (benefit) for income taxes	(6,016)	(11,194)	8,233

Net income (loss)	$(10,077)	$(15,345)	$27,345

Net income (loss) per share:
Basic	$(0.46)	$(0.71)	$1.28
Diluted	$(0.46)	$(0.71)	$1.23
Weighted average shares outstanding:
Basic	21,975	21,724	21,447
Diluted	21,975	21,724	22,150

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
			(In thousands)

Balance at December 31, 2006	21,188	$99,468	$7,319	$354	$37,169	$144,310
Shares issued in connection with:
Exercise of stock options	313	2,141	353	—	—	2,494
Employee stock purchase plan	90	671	704	—	—	1,375
Reclassification of par value for Delaware	—	(102,258)	102,258	—	—	—
Income tax benefits realized from activity in employee stock plans	—	—	3,009	—	—	3,009
Equity-based compensation expense	—	—	6,379	—	—	6,379
Net income	—	—	—	—	27,345	27,345
Foreign currency translation adjustment	—	—	—	251	—	251

Comprehensive income						27,596

Balance at December 31, 2007	21,591	$22	$120,022	$605	$64,514	$185,163
Shares issued in connection with:
Exercise of stock options	48	—	322	—	—	322
Employee stock purchase plan	166	—	1,516	—	—	1,516
Income tax benefits realized from activity in employee stock plans	—	—	327	—	—	327
Equity-based compensation expense	—	—	6,499	—	—	6,499
Net loss	—	—	—	—	(15,345)	(15,345)
Unrealized loss on securities held as available-for-sale	—	—	—	(8,072)	—	(8,072)
Deferred taxes on unrealized loss on available-for-sale securities	—	—	—	2,825	—	2,825
Foreign currency translation adjustment	—	—	—	(166)	—	(166)

Comprehensive loss						(20,758)

Balance at December 31, 2008	21,805	$22	$128,686	$(4,808)	$49,169	$173,069
Shares issued in connection with:
Exercise of stock options	34	—	223	—	—	223
Employee stock purchase plan	240	—	899	—	—	899
Income tax benefits realized from activity in employee stock plans	—	—	69	—	—	69
Equity-based compensation expense	—	—	4,194	—	—	4,194
Net loss	—	—	—	—	(10,077)	(10,077)
Unrealized gain on securities held as available-for-sale	—	—	—	4,371	—	4,371
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(1,529)	—	(1,529)
Foreign currency translation adjustment	—	—	—	138	—	138

Comprehensive loss						(7,097)

Balance at December 31, 2009	22,079	$22	$134,071	$(1,828)	$39,092	$171,357

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income (loss)	$(10,077)	$(15,345)	$27,345
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	5,031	4,709	4,203
Net accretion of investment premiums and discounts	(20)	(256)	(175)
Impairment of goodwill and intangible assets	—	10,498	—
Amortization of intangible assets	554	700	218
Equity-based compensation	4,255	6,577	6,270
Deferred income taxes	(87)	(8,002)	(1,654)
Excess tax benefits from equity-based compensation	(69)	(327)	(3,009)
Loss on disposal of equipment	57	7	—
Changes in assets and liabilities:
Accounts receivable	(28,935)	765	26,687
Inventories	(1,411)	4,434	16,657
Prepaid expenses and other assets	(3,177)	(100)	(2,537)
Accounts payable	441	(3,468)	(8,671)
Accrued payroll and other accrued liabilities	6,902	(5,475)	(3,964)
Customer advances	9,967	(2,911)	(20,736)

Total adjustments	(6,492)	7,151	13,289

Net cash and cash equivalents provided by (used in) operating activities	(16,569)	(8,194)	40,634
Investing activities
Purchase of investments	(26,979)	(7,000)	(175,624)
Proceeds from sales and maturities of investments	25,450	45,850	126,400
Sale of investment in 601 California Avenue LLC	—	—	2,431
Acquisition of Oerlikon assets, net of cash acquired	—	(15,093)	—
Acquisition of DeltaNu, LLC, net of cash acquired	—	—	(2,083)
Acquisition of Creative Display Systems, LLC, net of cash acquired	—	—	(4,782)
Purchase of equipment	(2,615)	(4,185)	(5,735)

Net cash and cash equivalents provided by (used in) investing activities	(4,144)	19,572	(59,393)
Financing activities
Proceeds from issuance of common stock	1,122	1,838	3,869
Repayment of note payable	(2,000)	(2,000)	—
Excess tax benefits from equity-based compensation	69	327	3,009

Net cash and cash equivalents provided by (used in) financing activities	(809)	165	6,878
Effect of exchange rate changes on cash	(87)	(15)	114

Net increase (decrease) in cash and cash equivalents	(21,609)	11,528	(11,767)
Cash and cash equivalents at beginning of period	39,201	27,673	39,440

Cash and cash equivalents at end of period	$17,592	$39,201	$27,673

Cash paid (received) for:
Income taxes	$713	$410	$11,644
Income tax refund	$(2,821)	$(3,717)	$(259)
Other non-cash changes:
Notes payable issued for the acquisition of DeltaNu, LLC	$—	$—	$3,720

See accompanying notes.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

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

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, consisting solely of Auction Rate Securities (“ARS”), are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. Held-to-maturity securities are carried at amortized cost. The cost of investment securities sold is determined by the specific identification method.

Fair Value Measurement — Definition and Hierarchy

Intevac reports certain financial assets and liabilities at fair value. Intevac measures fair value in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2009, financial assets measured utilizing: (1) Level 1 inputs included money market funds in the amount of $9.3 million and U.S. Treasury Bills in the amount of $6.0 million which were valued based on quoted market prices in active markets for identical securities, and (2) Level 3 inputs in the amount of $66.2 million included long-term investments in ARS consisting of securities collateralized by student loans which were valued using a third-party valuation firm and management applying internal analysis to the valuation (see Note 8). At December 31, 2009, Intevac did not have any financial assets measured utilizing Level 2 inputs. Also at December 31, 2009, Intevac did not have any liabilities that were required to be measured at fair value.

Trade Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade receivables on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible.

Included in trade receivables are unbilled receivables related to government contracts of $2.1 million and $1.3 million at December 31, 2009 and December 31, 2008, respectively which includes $371,000 and $329,000 of fee retention, respectively.

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

Goodwill and Purchased Intangible Assets

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. Intevac conducted these impairment tests in the fourth quarter of fiscal 2009 and the results of these tests indicated that Intevac’s goodwill and purchased intangible asset with an indefinite useful live were not impaired.

In the fourth quarter of fiscal 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value of Intevac’s common stock and lower revenue expectations in light of current operating performance and future operating expectations.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of Intevac’s projected undiscounted future cash flows related to certain of its intangible assets being less than the carrying value of those assets, Intevac recorded an impairment charge of $808,000 in fiscal 2008. No impairment charges were recognized in fiscal 2009.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

On a quarterly basis, Intevac provides for income taxes based upon an annual effective income tax rate. The effective tax rate is highly dependent upon the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Intevac carefully monitors the changes in many factors and adjust its effective income tax rate on a timely basis. If actual results differ from the estimates, this could have a material effect on Intevac’s business, financial condition and results of operations.

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

Intevac performs research and development work under various government-sponsored research contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on fixed-price contracts is generally recognized using the percentage-of-completion method of contract accounting. Intevac determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries, with the exception of Hong Kong, is the local currency of the country in which the respective subsidiary operates. Hong Kong’s functional currency is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net gains or (losses) from foreign currency transactions were ($226,000), ($31,000) and $62,000 in 2009, 2008 and 2007, respectively.

Comprehensive Income

The components of accumulated other comprehensive income (loss), were as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(2,405)	$(5,247)
Foreign currency translation gains and losses	577	439

Total accumulated other comprehensive income (loss)	$(1,828)	$(4,808)

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

Recent Accounting Pronouncements

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the

eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, Intevac will be required to submit filings with financial statement information using XBRL commencing with its June 25, 2011 quarterly report on Form 10-Q. Intevac is currently evaluating the impact of XBRL reporting on its financial reporting process.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. Intevac is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that Intevac adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. Intevac is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. Intevac must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on Intevac’s consolidated financial statements.

2.	Equity-Based Compensation

Intevac accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based upon the grant-date fair value of those awards. The estimated fair value of Intevac’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods using the graded vesting attribution method. During the years ended December 31, 2009, 2008 and 2007 Intevac recognized equity-based compensation expense related to stock options and shares issued pursuant to its ESPP of $4.3 million, $6.6 million and $6.3 million, respectively.

Descriptions of Plans

2004 Equity Incentive Plan

In 2004, the Board of Directors and Intevac stockholders approved adoption of The 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan serves as the successor equity incentive program to the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Upon adoption of the 2004 Plan, all remaining shares available for issuance under the 1995 Plan were transferred to the 2004 Plan.

The 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. To date only stock options have been issued pursuant to the 2004 Plan. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2009, 3.6 million shares of common stock were authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

During the year ended December 31, 2009, Intevac granted 536,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $1.4 million. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $319,000. During the year ended December 31, 2008, Intevac granted 697,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $4.3 million, including 7,500 shares granted to a consultant with a grant date fair value of $50,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $904,000. During the year ended December 31, 2007, Intevac granted 750,000 stock options with an estimated total grant-date fair value of $7.4 million, including 3,000 shares granted to a consultant with a grant date fair value of $24,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $1.6 million.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the 2003 Employee Stock Purchase Plan (the “ESPP”), which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 10% of their base earnings withheld to purchase Intevac common stock. Under the ESPP, Intevac sold 240,000, 166,000 and 90,000 shares to employees in 2009, 2008 and 2007, respectively. As of December 31, 2009, 491,000 shares remained available for issuance under the ESPP. During the years ended December 31, 2009, 2008, and 2007 Intevac granted purchase rights with an estimated total grant-date fair value of $328,000, $1.0 million and $2.0 million, respectively.

The effect of recording equity-based compensation for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Equity-based compensation by type of award:
Stock options	$3,418	$5,252	$5,517
Employee stock purchase plan	776	1,247	864
Amounts released to cost of sales (capitalized as inventory)	61	78	(111)

Total equity-based compensation	4,255	6,577	6,270
Tax effect on equity-based compensation	(1,224)	(1,785)	(1,882)

Net effect on net income	$3,031	$4,792	$4,388

Approximately $41,000 and $102,000 of equity-based compensation is included in inventory as of December 31, 2009 and 2008, respectively.

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

	2009	2008	2007

Stock Options:
Expected volatility	67.17%	65.60%	66.67%
Risk free interest rate	2.01%	2.87%	4.05%
Expected term of options (in years)	4.47	4.47	4.49
Dividend yield	None	None	None

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.57, $6.12 and $9.89 per share, respectively.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Stock Purchase Rights:
Expected volatility	82.56%	62.65%	63.15%
Risk free interest rate	0.85%	1.68%	3.94%
Expected term of purchase rights (in years)	1.85	1.87	1.97
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended December 31, 2009, 2008 and 2007 was $2.73, $5.40 and $8.23 per share, respectively.

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value

Options outstanding at December 31, 2008	2,926,411	$12.83	7.13	$683,649
Options granted	536,025	$4.76
Options forfeited	(317,064)	$12.89
Options exercised	(34,158)	$6.54
Options outstanding at December 31, 2009	3,111,214	$11.50	6.43	$7,744,629
Vested and expected to vest at December 31, 2009	2,932,870	$11.60	6.30	$7,202,315
Options exercisable at December 31, 2009	1,827,023	$11.94	5.03	$4,299,791

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $149,000, $204,000 and $5.1 million, respectively. At December 31, 2009, Intevac had $2.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.35 years.

The options outstanding and currently exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding
		Weighted Average		Options Exercisable
		Remaining		Number
	Number of Shares	Contractual Term	Weighted Average	Vested and	Weighted Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$2.63 - $4.06	679,924	6.20	$3.48	303,449	$2.95
$4.07 - $7.72	379,650	5.26	$7.06	295,775	$7.20
$7.73 - $10.69	210,290	5.66	$9.09	175,603	$9.18
$10.70 - $15.40	792,025	7.82	$12.34	321,320	$12.39
$15.41 - $15.81	103,875	0.81	$15.80	100,500	$15.80
$15.82 - $16.13	573,700	6.67	$16.12	369,376	$16.13
$16.14 - $22.01	221,750	6.84	$19.77	162,500	$19.76
$22.12 - $29.45	150,000	6.59	$25.15	98,500	$24.76

$2.63 - $29.45	3,111,214	6.43	$11.50	1,827,023	$11.94

2003 Employee Stock Purchase Plan

During fiscal years 2009, 2008 and 2007 the aggregate intrinsic value of purchase rights exercised under the ESPP was $1.0 million, $267,000 and $317,000, respectively, determined as of the date of purchase. During fiscal years 2009, 2008 and 2007, 240,000, 166,000 and 90,000 shares were purchased at an average per share price of $3.73, $9.15 and $15.27. At December 31, 2009, there were 491,000 shares available to be issued under the ESPP. As of December 31, 2009, Intevac had $306,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.5 years.

3.	Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options.

The following table sets forth the computation of basic and diluted income (loss) per share:

	2009	2008	2007
		(In thousands)

Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$(10,077)	$(15,345)	$27,345

Denominator:
Denominator for basic earnings per share — weighted-average shares	21,975	21,724	21,447
Effect of dilutive securities:
Employee stock options(1)	—	—	703

Dilutive potential common shares	—	—	703

Denominator for diluted earnings per share — adjusted	21,975	21,724	22,150

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS if their effect would be anti-dilutive. The weighted average number of employee stock options excluded from the twelve-month periods ended December 31, 2009, 2008, and 2007 was 3,150,397, 2,760,874, and 784,684 respectively.

4.	Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, and accounts receivable. Intevac generally invests its excess cash in money market funds, ARS and debt securities of the U.S. government and its agencies. By policy, investments in money market funds and ARS are rated AAA or better, and Intevac limits the amount of credit exposure to any one issuer.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2009, two customers accounted for 47% and 35%, respectively, of Intevac’s accounts receivable and in aggregate accounted for 82% of net accounts receivable. At December 31, 2008, two customers accounted for 40% and 11%, respectively, of Intevac’s accounts receivable and in aggregate accounted for 51% of net accounts receivable.

Intevac’s largest customers tend to change from period to period. Historically, a significant portion of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2009, two customers accounted for 38% and 17%, respectively, of consolidated net revenues and in aggregate accounted for 55% of net revenues. In 2008, two customers accounted for 35% and 34%, respectively, of consolidated net revenues and in aggregate accounted for 69% of net revenues. In 2007, four customers accounted for 31%, 23%, 23% and 13%, respectively, of consolidated net revenues and in aggregate accounted for 90% of net revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in 2009, 2008, and 2007. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop new equipment products for photovoltaic (“PV”) and semiconductor manufacturing.

5.	Balance Sheet Details

Balance sheet details were as follows for the years ended December 31, 2009 and 2008:

Inventory

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2009	2008
	(In thousands)

Raw materials	$10,147	$10,470
Work-in-progress	4,421	4,932
Finished goods	4,532	2,272

	$19,100	$17,674

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Inventory reserves included in the above numbers were $6.1 million and $9.1 million at December 31, 2009 and 2008, respectively.

Property, Plant and Equipment

	December 31,
	2009	2008
	(In thousands)

Leasehold improvements	$13,964	$13,834
Machinery and equipment	30,577	28,263

	44,541	42,097
Less accumulated depreciation and amortization	32,190	27,211

Total property, plant and equipment, net	$12,351	$14,886

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $11.8 million at December 31, 2009 and $1.7 million at December 31, 2008.

Other Accrued Liabilities

	December 31,
	2009	2008
	(In thousands)

Deferred revenue	$7,283	$588
Other taxes payable	1,776	517
Accrued product warranties	1,550	1,286
Accrued income taxes	53	421
Other	442	363

Total other accrued liabilities	$11,104	$3,175

6.	Goodwill and Purchased Intangible Assets, Net

Information regarding goodwill by reportable segment is as follows:

		Intevac
	Equipment	Photonics	Total
		(In thousands)

Balance as of December 31, 2007	$—	$7,905	$7,905
Goodwill acquired during the period	9,768	—	9,768
Impairment charges	(9,689)	—	(9,689)
Foreign exchange	(79)	—	(79)

Balance as of December 31, 2008	$—	$7,905	$7,905
Goodwill acquired during the period	—	—	—
Impairment charges	—	—	—

Balance as of December 31, 2009	$—	$7,905	$7,905

Goodwill and indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired. Intevac conducted these impairment tests in the fourth quarter of fiscal 2009 and the results of these tests indicated that Intevac’s goodwill and purchased intangible asset with an indefinite useful live were not impaired.

In the fourth quarter of fiscal 2008, the Company experienced a significant decline in its stock price. As a result of the decline in its stock price, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. Based on the results of its assessment of goodwill for impairment, Intevac determined that the fair value of its Equipment reporting unit was less than the carrying value and impairment existed. Therefore, Intevac performed the second step of the impairment test to determine the implied fair value of goodwill. The analysis indicated that there would be no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired.

Information regarding other acquisition-related intangible assets is as follows:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Customer relationships	$3,181	$677	$2,504	$3,152	$282	$2,870
Purchased technology	1,145	243	902	1,136	101	1,035
Covenants not to compete	140	129	11	140	111	29
Backlog	199	199	—	199	199	—

Total amortizable intangible assets	4,665	1,248	3,417	4,627	693	3,934
Indefinite life tradename	120	—	120	120	—	120

Total intangible assets	$4,785	$1,248	$3,537	$4,747	$693	$4,054

During the fourth quarter of fiscal year 2008 Intevac performed an impairment test on intangible assets and determined that certain purchased technology assets in the Equipment and Intevac Photonics segments were impaired due to lower revenue expectations and future operating expectations. The determination was based on reviewing estimated undiscounted cash flows for these intangible assets, which were less than their carrying values. As a result, Intevac recorded an impairment charge of $808,000 in fiscal 2008, which represented the difference between the estimated fair values of these intangible assets as compared to their carrying fair values which were determined based upon market conditions, the income approach which utilized cash flow projections, and other factors.

Total amortization expense of purchased intangibles for the years ended December 31, 2009, 2008 and 2007 was $554,000, $700,000 and $218,000 respectively. Future amortization expense is expected to be $552,000 for 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014 and $879,000 thereafter. Intangible assets by segment as of December 31, 2009 are as follows: Equipment; $2.4 million and Intevac Photonics; $1.1 million.

7.	Business Combinations

On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through December 31, 2009. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.

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

On November 9, 2007, Intevac acquired the assets and certain liabilities of Creative Display Systems, LLC (“CDS”) for a purchase price of $4.8 million in cash, net of cash acquired. The acquired business is a supplier of high-performance micro-display products for near-eye and portable applications in defense and commercial markets. In connection with this acquisition, Intevac recorded goodwill of $2.5 million and intangible assets of $1.6 million. Of the $1.6 million of acquired intangible assets, $890,000 was assigned to purchased technology (to be amortized over 10 years), $560,000 was assigned to customer relationships (to be amortized over 13 years), $110,000 was assigned to acquired backlog (to be amortized over 1 year), and $40,000 was assigned to covenants not to compete (to be amortized over 3 years).

On January 31, 2007, Intevac acquired the assets and certain liabilities of DeltaNu, LLC (“DeltaNu”) for a purchase price of $5.8 million of which $2.0 million was paid in cash at the close of the acquisition, $2.0 million was paid on January 31, 2008 and $2.0 million was paid on January 31, 2009, which was in the form of a non interest-bearing note. Interest was imputed, and the related note payable was recorded at a discount in the accompanying Consolidated Balance Sheets. The acquired business is a supplier of small footprint and handheld Raman spectrometry instruments. In connection with this acquisition, Intevac recorded goodwill of $5.4 million, an indefinite-life tradename of $120,000 and amortizable intangible assets of $280,000 which are comprised of customer relationships, covenants not to compete and backlog to be amortized over their respective useful lives of 1-2 years.

The results of operations for the acquired businesses have been included in Intevac’s consolidated statements of operations for the periods subsequent to their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in aggregate, were not material.

8.	Financial Instruments

Intevac’s investment portfolio consists of cash, cash equivalents and investments in ARS and debt securities of the U.S. government and its agencies. Included in accounts payable is $722,000 and $916,000 of book overdraft at December 31, 2009 and 2008, respectively.

The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	December 31,	December 31,
	2009	2008
	(In thousands)

Carrying value:
Short-term investments-U.S. treasury bills	$6,000	$—
Long-term investments-ARS	66,249	66,328

Total investments in debt securities	$72,249	$66,328

Approximate fair value of investments in debt securities	$72,249	$66,328

As of December 31, 2009, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $9.3 million and U.S. Treasury Bills in the amount of $6.0 million.

As of December 31, 2009, Intevac’s investment portfolio included $70.0 million par value in ARS. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.3 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.

As of December 31, 2009, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At December 31, 2009, the fair value of the ARS was estimated at $66.2 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded values.

Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of December 31, 2009, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of December 31, 2009, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $3.7 million.

On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. As of December 31, 2009, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $55.8 million.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2009 and 2008. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments (in thousands):

Investment securities at January 1, 2008	$81,450
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	(8,072)
Purchases	7,000
Settlements	(14,050)

Investment securities at December 31, 2008	66,328
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	4,371
Settlements	(4,450)

Investment securities at December 31, 2009	$66,249

9.	Equity Investment

601 California Avenue LLC

In 1995, Intevac entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”), with 601 California Avenue LLC (the “LLC”), a California limited liability company formed and owned by Intevac and certain stockholders of Intevac. Under the Operating Agreement Intevac transferred its leasehold interest in the site of its discontinued night vision business in exchange for a Preferred Share in the LLC with a face value of $3.9 million. During 1996, the LLC formed a joint venture with Stanford University (the “Stanford JV”) to develop and lease the property. In December 2007, the Stanford JV sold the property, and LLC redeemed Intevac’s $3.9 million Preferred Share.

Intevac accounted for the investment under the cost method and originally recorded Intevac’s investment in the LLC at $2,431,000, which represented Intevac’s historical carrying value of the leasehold interest in the site. The Company received dividends of $292,500 in 2007 from LLC. These dividends and the $1,469,000 gain realized upon redemption of the Preferred Share in December 2007 were included in other income and expense.

10.	Borrowing Facility

On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citigroup. Approximately $18.5 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is prime minus 1.5 percent. No amounts were outstanding under this credit facility at December 31, 2009.

11.	Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Federal:
Current	$(3,927)	$(3,498)	$9,534
Deferred	(3,860)	(7,442)	(1,507)

	(7,787)	(10,940)	8,027
State:
Current	3	3	3
Deferred	1,567	(560)	(147)

	1,570	(557)	(144)
Foreign:
Current	201	303	350

Total	$(6,016)	$(11,194)	$8,233

Income (loss) before income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

U.S.	$(22,513)	$(28,886)	$32,066
Foreign	6,420	2,347	3,512

	$(16,093)	$(26,539)	$35,578

Effective tax rate	37.4%	42.2%	23.1%

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan increased income taxes receivable by $69,000, $327,000 and $3.0 million in 2009, 2008 and 2007 respectively. Such benefits were credited to additional paid-in capital. The fiscal 2009 income tax benefit is net of $454,000 of unfavorable federal adjustments related to prior year estimates for research tax credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Vacation, rent, warranty and other accruals	$932	$742
Depreciation and amortization	3,280	3,806
Inventory valuation	2,044	3,254
Deferred income	(713)	(264)
Equity-based compensation	6,221	4,935
Research and other tax credit carryforwards	15,866	9,320
Impairment losses on available-for-sale securities	1,295	2,825
Other	(293)	(552)

	28,632	24,066
Valuation allowance for deferred tax assets	(10,576)	(6,097)

Net deferred tax assets	$18,056	$17,969

As reported on the balance sheet:
Current assets
Deferred tax assets	$2,465	$3,696
Valuation allowance for deferred tax assets	(950)	(492)

Net current deferred tax assets	1,515	3,204
Other long-term assets
Deferred tax assets	26,167	20,370
Valuation allowance for deferred tax assets	(9,626)	(5,605)

Net non-current deferred tax assets	16,541	14,765

Net deferred tax assets	$18,056	$17,969

The valuation allowance of $10.6 million is attributable to state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. State research credit carry-forwards of $6.5 million, which are fully offset by a valuation allowance, do not expire.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Income tax (benefit) at the federal statutory rate	$(5,632)	$(9,289)	$12,452
State income taxes, net of federal benefit	1,020	(312)	27
Effect of foreign operations taxes at various rates	(2,046)	(518)	(879)
Research tax credits	(565)	(1,100)	(1,800)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	965	(36)	(1,699)
Unrecognized tax benefits	242	140	400
Change in valuation allowance	—	—	(121)
Other	—	(79)	(147)

Total	$(6,016)	$(11,194)	$8,233

Included in the above rate reconciliation for the year ended December 31, 2009 is $600,000 of net unfavorable federal adjustments related to prior estimates for research tax credits and the Domestic Production Activities Deduction (DPAD). Included in the above rate reconciliation for the year ended December 31, 2008 is $696,000 of net favorable federal and state adjustments related to prior estimates for research tax credits, DPAD, deduction limits on executive compensation, and a book and tax basis difference related to Intevac’s interest in a real estate investment.

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $13.4 million of undistributed earnings from non-U.S. operations as of December 31, 2009 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday. As a result of this incentive, the impact of the tax holiday decreased income taxes by $1.2 million, $250,000 and $321,000 in 2009, 2008 and 2007, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was approximately $0.06, $0.01 and $0.01 in 2009, 2008 and 2007, respectively.

Included in prepaid expenses and other current assets at December 31, 2009 and 2008 is $4.4 million and $2.8 million, respectively of Federal income taxes receivable which represents amounts available for carryback of losses. As of December 31, 2009, the Company had state NOL carryforwards available to offset future state taxable income of approximately $27.2 million that expire between 2010 and 2029. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $13.9 million. Approximately $13.3 million of the credit carryforwards are available to offset future taxable income and expire between 2026 and 2029. The remaining amount is available indefinitely. Certain of these carryforwards, when realized, will be credited to additional paid-in capital.

The total amount of gross unrecognized tax benefits was $782,000 as of December 31, 2009, of which up to $382,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands):

Beginning balance as of December 31, 2007	$400
Increases in balances related to tax positions taken during current period	140

Balance as of December 31, 2008	540
Increases in balances related to tax positions taken during current period	242

Balance as of at December 31, 2009	$782

The unrecognized tax benefits may decrease in the next twelve months due to examinations by tax authorities. Intevac did not accrue any interest or penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2004. The Company currently has a California income tax examination for fiscal years ended 2005, 2006 and 2007. In 2009, the Internal Revenue Service conducted a field review of the fiscal year 2008 tax return and the examination is pending approval from the U.S. Joint Committee on Taxation. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

12.	Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $109,000 $541,000 and $481,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans.  A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. There were no charges to expense under these plans for the years ended December 31, 2009 and 2008. Charges to expense under these plans were $5.2 million for the year ended December 31, 2007.

13.	Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to February 2013. Certain of Intevac’s leases contain provisions for rental adjustments, including a provision based on increases in the Bay Area Consumer Price Index. Included in other long-term assets on the Consolidated Balance Sheets is $843,000 of prepaid rent related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.4 million, $3.2 million, and $3.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum lease payments at December 31, 2009 totaled $5.4 million and were: $2.3 million for fiscal 2010; $2.2 million for fiscal 2011; $788,000 for fiscal 2012; and $104,000 for fiscal 2013.

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

The following table displays the activity in the warranty provision account for 2009 and 2008:

	2009	2008
	(In thousands)

Beginning balance	$1,695	$3,092
Expenditures incurred under warranties	(1,645)	(2,997)
Accruals for product warranties	1,740	1,450
Adjustments to previously existing warranty accruals	(188)	150

Ending balance	$1,602	$1,695

The following table displays the balance sheet classification of the warranty provision account at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Other accrued liabilities	$1,550	$1,286
Other long-term liabilities	52	409

Total warranty provision	$1,602	$1,695

Legal Matters

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

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment to Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 31, 2009 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Equipment segment designs, develops and markets manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity technology solutions to the PV and semiconductor industries. In 2009, the Equipment segment began offering high-productivity thin film solar cell manufacturing equipment to PV cell manufacturers. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

The Intevac Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, law enforcement, scientific and medical industries.

Information for each reportable segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

Net Revenues

	2009	2008	2007
	(In thousands)

Equipment	$51,389	$87,469	$196,686
Intevac Photonics	26,592	22,838	19,148

Total segment net revenues	$77,981	$110,307	$215,834

Operating Profit (Loss)

	2009	2008	2007
	(In thousands)

Equipment	$(8,826)	$(9,924)	$32,903
Intevac Photonics	(4,133)	(6,674)	(2,919)

Total segment operating profit (loss)	(12,959)	(16,598)	29,984

Unallocated costs	(4,388)	(3,375)	(2,548)
Impairment of goodwill and intangible assets	—	(10,498)	—

Operating income (loss)	(17,347)	(30,471)	27,436

Interest income	1,362	3,968	6,544
Other income and expense, net	(108)	(36)	1,598

Income (loss) before income taxes	$(16,093)	$(26,539)	$35,578

Depreciation and amortization

	2009	2008	2007
	(In thousands)

Equipment	$2,916	$2,851	$2,228
Intevac Photonics	1,326	1,384	1,492

Total segment depreciation and amortization	4,242	4,235	3,720

Unallocated costs	1,343	1,174	701

Total consolidated depreciation and amortization	$5,585	$5,409	$4,421

Capital Additions

	2009	2008	2007
	(In thousands)

Equipment	$1,176	$1,588	$2,816
Intevac Photonics	938	1,743	858

Total segment capital additions	2,114	3,331	3,674

Unallocated	501	854	2,061

Total consolidated capital additions	$2,615	$4,185	$5,735

Segment Assets

	2009	2008
	(In thousands)

Equipment	$61,136	$33,132
Intevac Photonics	25,529	23,839

Total segment assets	86,665	56,971

Cash and investments	89,841	105,529
Deferred income taxes	18,056	17,969
Other current assets	5,171	3,753
Common property, plant and equipment	2,802	3,643
Other assets	843	1,304

Consolidated total assets	$203,378	$189,169

Geographic revenue information for the three years ended December 31, 2009 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2009	2008	2007
	(In thousands)

United States	$38,768	$33,806	$38,801
Asia(*)	38,144	75,102	175,907
Europe	1,069	1,321	1,083
Rest of world	—	78	43

Total net revenues	$77,981	$110,307	$215,834

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia includes shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at December 31 was as follows:

	2009	2008
	(In thousands)

United States	$11,431	$14,016
Asia	920	870

Net property, plant & equipment	$12,351	$14,886

15.	Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	March 28,	June 27,	Sept. 26,	Dec. 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Net sales	$12,308	$12,318	$19,155	$34,200
Gross profit	4,265	4,513	8,678	15,264
Net income (loss)	(5,773)	(4,487)	(1,792)	1,975
Basic income (loss) per share	$(0.26)	$(0.20)	$(0.08)	$0.09
Diluted income (loss) per share	(0.26)	(0.20)	(0.08)	0.09

	Three Months Ended
	March 29,	June 28,	Sept. 27,	Dec. 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Net sales	$33,175	$32,132	$28,560	$16,440
Gross profit	15,311	13,133	9,085	5,810
Net income (loss)	1,563	(937)	(3,353)	(12,618)
Basic income (loss) per share	$0.07	$(0.04)	$(0.15)	$(0.58)
Diluted income (loss) per share	0.07	(0.04)	(0.15)	(0.58)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Assessment of Internal Controls Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Based on Intevac’s management’s evaluation (with the participation of Intevac’s chief executive officer and chief financial officer), as of the end of the period covered by this report, Intevac’s chief executive officer and chief financial officer have concluded that Intevac’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Intevac in reports that Intevac files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Intevac’s management, including Intevac’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Intevac. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2009. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited Intevac, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intevac Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). Our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ GRANT THORNTON LLP

San Jose, California
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance “ and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.  The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2009.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	under Equity
Plan Category	warrants and Rights	Warrants and Rights	Compensation Plans
(1)

Equity compensation plans approved by security holders(2)	3,111,214	$11.56	1,025,941
Equity compensation plans not approved by security holders	—	—	—

Total	3,111,214	$11.56	1,025,941

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 491,010 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2009” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(2)	Bylaws of the Registrant, as amended
10	.1+(3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.2+(4)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended
10	.3+(5)	The Registrant’s 2004 Equity Incentive Plan, as amended
10	.4(6)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Sixth Amendments
10	.6+(3)	The Registrant’s 401(k) Profit Sharing Plan
10	.8(7)	Loan Facility with Citigroup Global Markets, Inc.
10	.9(8)	Director and Officer Indemnification Agreement
10	.11+(9)	The Registrant’s Executive Incentive Plan
10	.12+(9)	Employment Agreement of Kevin Fairbairn dated January 24, 2002, as amended
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Valuation Firm
24.1		Power of Attorney (see page 70)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008

(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statements filed March 25, 2003

(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 20, 2008

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed March 16, 2007

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 6, 2008

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008

(9)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

INTEVAC, INC.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	February 26, 2010

/s/ JEFFREY ANDRESON (Jeffrey Andreson)	Executive Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	February 26, 2010

/s/ DAVID S. DURY (David S. Dury)	Director	February 26, 2010

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	February 26, 2010

/s/ ROBERT LEMOS (Robert Lemos)	Director	February 26, 2010

/s/ PING YANG (Ping Yang)	Director	February 26, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
		Charged	Charged
	Balance at	(Credited)	(Credited)			Balance at
	Beginning	to Costs and	to Other			End
Description	of Period	Expenses	Accounts	Deductions - Describe		of Period
	(In thousands)

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$143	$(84)	$—	$2	(1)	$57
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$57	$93	$—	$5	(1)	$145
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$145	$133	$—	$145	(1)	$133

(1)	Write-offs of amounts deemed uncollectible.