Form 10-Q
period 2010-04-03
INTEVAC INC
filed 2010-05-04
CIK 1001902

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
     On May 4, 2010, 22,275,509 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$44,330	$17,592
Short-term investments	3,000	6,000
Trade and other accounts receivable, net of allowances of $55 at April 3, 2010 and $133 at December 31, 2009	32,803	44,756
Inventories	30,229	19,100
Prepaid expenses and other current assets	6,950	6,687
Deferred income tax assets	1,492	1,515

Total current assets	118,804	95,650
Property, plant and equipment, net	11,791	12,351
Long-term investments	65,329	66,249
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $1,387 at April 3, 2010 and $1,248 at December 31, 2009	3,398	3,537
Deferred income taxes and other long-term assets	17,563	17,686

Total assets	$224,790	$203,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,524	$4,701
Accrued payroll and related liabilities	5,413	2,784
Other accrued liabilities	3,960	11,104
Customer advances	25,712	13,180

Total current liabilities	50,609	31,769
Other long-term liabilities	307	252
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	135,574	134,071
Accumulated other comprehensive loss	(2,244)	(1,828)
Retained earnings	40,522	39,092

Total stockholders’ equity	173,874	171,357

Total liabilities and stockholders’ equity	$224,790	$203,378

Note: Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 3,	March 28,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$28,911	$8,677
Technology development	4,231	3,631

Total net revenues	33,142	12,308
Cost of net revenues:
Systems and components	15,902	6,057
Technology development	2,762	1,986

Total cost of net revenues	18,664	8,043

Gross profit	14,478	4,265
Operating expenses:
Research and development	6,544	8,030
Selling, general and administrative	6,567	5,709

Total operating expenses	13,111	13,739

Income (loss) from operations	1,367	(9,474)
Interest income and other, net	391	430

Income (loss) before income taxes	1,758	(9,044)
Provision for (benefit from) income taxes	328	(3,271)

Net income (loss)	$1,430	$(5,773)

Net income (loss) per share:
Basic	$0.06	$(0.26)
Diluted	$0.06	$(0.26)

Weighted average common shares outstanding:
Basic	22,196	21,882
Diluted	22,972	21,882
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	April 3,	March 28,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$1,430	$(5,773)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,489	1,336
Equity-based compensation	617	1,397
Deferred income taxes	34	(3,059)
Changes in operating assets and liabilities	19,772	3,103

Total adjustments	21,912	2,777

Net cash and cash equivalents provided by (used in) operating activities	23,342	(2,996)
Investing activities
Purchases of investments	(2,999)	(5,993)
Proceeds from sales and maturities of investments	6,250	100
Purchases of leasehold improvements and equipment	(791)	(779)

Net cash and cash equivalents provided by (used in) investing activities	2,460	(6,672)
Financing activities
Proceeds from issuance of common stock	916	453
Payment of note payable	—	(2,000)

Net cash and cash equivalents provided by (used in) financing activities	916	(1,547)

Effect of exchange rate changes on cash and cash equivalents	20	(110)

Net increase (decrease) in cash and cash equivalents	26,738	(11,325)
Cash and cash equivalents at beginning of period	17,592	39,201

Cash and cash equivalents at end of period	$44,330	$27,876

See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policy
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2009 (2009 Form 10-K). Intevac’s results of operations for the three months ended April 3, 2010 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
     In 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price (“ESP”) for individual elements of an arrangement when vendor specific evidence (“VSOE”) or third party evidence (“TPE”) is unavailable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements, and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.
     In 2010, the FASB issued guidance for the milestone method of revenue recognition. Under the milestone method, consideration earned from achievement of the milestone is viewed as being indicative of the value provided to the customer through either (1) the efforts performed or (2) a specific outcome resulting from the performance to achieve that specific milestone. Under the milestone method, contingent arrangement consideration earned from the achievement of a milestone is recognized in its entirety in the period in which the milestone is achieved. Under this new method of accounting, a milestone must be “substantive” before the method can be applied; that is, at the inception of the arrangement there is a substantial uncertainty about the achievement of the milestone, substantive effort is required to achieve the milestone, and none of the payment for the milestone is refundable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. Implementation of this new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance.
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services.
     Intevac performs research and development work under various government-sponsored research contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on fixed-price contracts is recognized on a milestone method or percentage-of-completion method of contract accounting. For contracts structured as milestone agreements, revenue is recognized when a specified milestone is achieved, provided that (1) the milestone event is substantive in nature and there is substantial uncertainty about the achievement of the milestone at the inception of the agreement, (2) the milestone payment is non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria are deferred. Intevac generally determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected through completion of the contract. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
2. New Accounting Pronouncement
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	April 3,	December 31,
	2010	2009
	(In thousands)
Raw materials	$15,618	$10,147
Work-in-progress	12,649	4,421
Finished goods	1,962	4,532

	$30,229	$19,100

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
4. Equity-Based Compensation
     At April 3, 2010, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended April 3, 2010, Intevac granted 87,500 stock options with an estimated total grant-date fair value of $765,000. Of this amount, estimated awards of $195,000 are not expected to vest. During the three months ended March 28, 2009, Intevac granted 424,000 stock options with an estimated total grant-date fair value of $899,000. Of this amount, estimated awards of $203,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended April 3, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $48,000. During the three months ended March 28, 2009, Intevac granted purchase rights with an estimated total grant-date fair value of $301,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Compensation Expense
     The effect of recording equity-based compensation for the three-month periods ended April 3, 2010 and March 28, 2009 was as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Equity-based compensation by type of award:
Stock options	$463	$1,112
Employee stock purchase plan	124	234
Amounts released to cost of sales	30	51

Total equity-based compensation	617	1,397
Tax effect on equity-based compensation	(193)	(404)

Net effect on net income (loss)	$424	$993

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
     The weighted-average estimated value of employee stock options granted during the three months ended April 3, 2010 and March 28, 2009 was $8.75 per share and $2.12 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 3, 2010 and March 28, 2009 was $4.78 per share and $2.60 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 3, 2010	March 28, 2009
Stock Options:
Expected volatility	68.34%	66.76%
Risk free interest rate	2.42%	1.95%
Expected term of options (in years)	4.5	4.5
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	55.48%	82.23%
Risk free interest rate	0.44%	0.90%
Expected term of purchase rights (in years)	0.75	2.0
Dividend yield	None	None
     The computation of the expected volatility assumptions used in the Black-Scholes calculations for new grants and purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
5. Goodwill and Purchased Intangible Assets, Net
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2009, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At April 3, 2010, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At April 3, 2010, all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three months ended April 3, 2010 was $139,000. As of April 3, 2010, future amortization expense is expected to be $414,000 for the remainder of 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014 and $878,000 thereafter. Intangible assets by segment are as follows: Equipment: $2.3 million and Intevac Photonics: $1.1 million.
6. Warranty
     Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms, and for systems sold directly the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Intevac Photonics products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table displays the activity in the warranty provision account for the three-month periods ended April 3, 2010 and March 28, 2009:

	Three months ended
	April 3,	March 28,
	2010	2009
	(in thousands)
Beginning balance	$1,602	$1,695
Expenditures incurred under warranties	(591)	(336)
Accruals for product warranties issued during the reporting period	764	301
Adjustments to previously existing warranty accruals	79	(197)

Ending balance	$1,854	$1,463

     The following table displays the balance sheet classification of the warranty provision account at April 3, 2010 and at December 31, 2009:

	April 3,	December 31,
	2010	2009
	(In thousands)
Other accrued liabilities	$1,547	$1,550
Other long-term liabilities	307	52

Total warranty provision	$1,854	$1,602

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
Other Indemnifications
     As is customary in Intevac’s industry, many of Intevac’s contracts provide remedies to certain third parties such as defense, settlement, or payment of judgments for intellectual property claims related to the use of its products. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and losses associated with Intevac’s available-for-sale investments, if any, are reported in stockholders’ equity. Included in accounts payable is $1.7 million and $722,000 of book overdraft at April 3, 2010 and December 31, 2009, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	April 3,	December 31,
	2010	2009
	(in thousands)
Carrying value:
Short-term investments-U.S. treasury bills	$3,000	$6,000
Long-term investments- Auction Rate Securities (“ARS”)	65,329	66,249

Total investments in debt securities	$68,329	$72,249

Approximate fair value of investments in debt securities	$68,329	$72,249

     As of April 3, 2010, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $8.9 million and U.S. treasury bills in the amount of $6.0 million.
     As of April 3, 2010, Intevac’s investment portfolio included $69.7 million par value in ARS. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.0 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As of April 3, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At April 3, 2010, the fair value of the ARS was estimated at $65.3 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 21 years to 38 years) to realize these investments’ recorded values.
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of April 3, 2010, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of April 3, 2010, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $4.4 million.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter and an arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. As of April 3, 2010, the total par amount of ARS held by Intevac which are subject to the Citigroup claim amounted to $55.6 million.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 3, 2010 and March 28, 2009. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in stockholders’ equity.
Changes in Level 3 instruments (in thousands):

	Three months ended
	April 3,	March 28,
	2010	2009
	(in thousands)
Beginning balance	$66,249	$66,328
Net unrealized gains (losses) included in earnings	—	—
Net unrealized gains (losses) included in other comprehensive loss	(670)	733
Settlements	(250)	(100)

Ending balance	$65,329	$66,961

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. It is secured by Intevac’s ARS held at Citigroup. Approximately $18.5 million of credit is currently available pursuant to the loan facility. The interest rate on the loan facility is prime minus 1.5 percent. No amounts were outstanding under this credit facility at April 3, 2010.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Other Comprehensive Loss
     The components of accumulated other comprehensive loss at April 3, 2010 and December 31, 2009 were as follows:

	April 3,	December 31,
	2010	2009
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(2,841)	$(2,405)
Foreign currency translation gains	597	577

Total accumulated other comprehensive loss	$(2,244)	$(1,828)

     The changes in the components of comprehensive income (loss) for the three months ended April 3, 2010 and March 28, 2009 were as follows:

	Three months ended
	April 3,	March 28,
	2010	2009
	(In thousands)
Net income (loss)	$1,430	$(5,773)
Unrealized holding gains (losses) on available-for-sale investments, net of taxes:
Increase (decrease) in unrealized holding gains (losses)	(670)	733
Income tax benefit (expense)	234	(257)

	(436)	476
Foreign currency translation gains (losses)	20	(369)

Total comprehensive income (loss)	$1,014	$(5,666)

11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	April 3,	March 28,
	2010	2009
	(In thousands)
Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$1,430	$(5,773)

Denominator:
Denominator for basic earnings per share — weighted-average shares	22,196	21,882
Effect of dilutive securities:
Employee stock compensation (1)	779	—

Dilutive potential common shares	779	—

Denominator for diluted earnings per share — adjusted	22,975	21,882

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended April 3, 2010 and March 28, 2009 was 1,154,627 and 3,009,394 respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Segment Reporting
     Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 3, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
     The Equipment segment designs, develops and markets manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity technology solutions to the photovoltaic (“PV”) and semiconductor industries. In 2009, the Equipment segment began offering high-productivity thin film solar cell manufacturing equipment to PV cell manufacturers. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for at least the next several years will continue to be derived from the Equipment segment.
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
     Information for each reportable segment for the three months ended April 3, 2010 and March 28, 2009 is as follows:
Net Revenues

	Three months ended
	April 3,	March 28,
	2010	2009
	(in thousands)
Equipment	$25,557	$6,118
Intevac Photonics	7,585	6,190

Total segment net revenues	$33,142	$12,308

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Operating Income (Loss)

	Three months ended
	April 3,	March 28,
	2010	2009
	(in thousands)
Equipment	$3,880	$(6,811)
Intevac Photonics	(1,184)	(1,221)

Total income (loss) from segment operations	2,696	(8,032)
Unallocated costs	(1,329)	(1,442)

Income (loss) from operations	1,367	(9,474)
Interest income, net	405	445
Other income and expense, net	(14)	(15)

Income (loss) before income taxes	$1,758	$(9,044)

     Total assets for each reportable segment as of April 3, 2010 and December 31, 2009 are as follows:
Assets

	April 3,	December 31,
	2010	2009
	(in thousands)
Equipment	$59,238	$61,136
Intevac Photonics	26,211	25,529

Total segment assets	85,449	86,665

Cash, cash equivalents and investments	112,659	89,841
Deferred income taxes	18,022	18,056
Other current assets	5,367	5,171
Common property, plant and equipment	2,562	2,802
Other assets	731	843

Consolidated total assets	$224,790	$203,378

13. Income Taxes
     Intevac recorded an income tax provision at an effective rate of 16.5% for the three months ended April 3, 2010, compared with an income tax benefit at an effective rate of 47.4% for the three months ended March 28, 2009. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2010 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 26, 2010, and our periodic Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity solutions to the photovoltaic (“PV”) and semiconductor industries. In 2009, Intevac announced a high-productivity thin film solar cell manufacturing system for PV applications, LEAN SOLAR™, and began offering equipment to PV cell manufacturers. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics.
     Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo. In Korea and China, Intevac’s Lean Etch™ system is sold by TES Co., Ltd. (“TES”), a Korean equipment manufacturer. To date, Intevac has not yet recognized any revenue from shipments of its Lean Etch product.
     Intevac’s results are driven primarily by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, personal audio and video players and video game platforms. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, semiconductors, and other electronic devices, as well as other factors, such as global economic conditions and technological advances in fabrication processes.
     The following table presents certain significant measurements for the three months ended April 3, 2010 and March 28, 2009:

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
	(in thousands, except percentages and per share amounts)

Net revenues	$33,142	$12,308	169.3%
Gross profit	$14,478	$4,265	239.5%
Gross margin percent	43.7%	34.7%	9 points
Net income (loss)	$1,430	$(5,773)	124.8%
Earnings (loss) per diluted share	$0.06	$(0.26)	123.1%

     First quarter financial results for fiscal 2010 improved as Intevac’s Equipment customers invested in systems and upgrades for next generation development. Net sales increased during the first quarter of fiscal 2010 primarily due to higher equipment sales to disk manufacturers and increased Intevac Photonics’ technology development contracts and product sales. Net income for the first quarter of fiscal 2010 increased compared to the same period in the prior year due to higher net sales, partially offset by higher selling, general and administrative expenses, and higher income tax expense. The increase in selling, general and administrative expenses was a result of profit sharing and bonus accruals as the Company resumed recording variable compensation expenses as a result of its return to profitability.
     For the second quarter of 2010, Intevac expects its Equipment revenue to be up from the first quarter of 2010 as hard drive customers take delivery of systems to increase their production capacity in response to strong demand for attractively-priced computers and increasing demand from the emerging economies. Intevac expects Intevac Photonics’ revenues in the second quarter of 2010 to increase from the first quarter of 2010 as Photonics continues to increase its core technology capabilities, expand its product portfolio, and penetrate new major military program opportunities.
     Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,” “I-Port™,” “Lean Etch™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “MOSIR®,” “NightVista®,” “Night Port™,” and “RAPID-ID™”.
Results of Operations
Net revenues

	Three months ended		Change over
	April 3,	March 28,	prior period
	2010	2009	Amount	%
	(in thousands, except percentages)

Equipment	$25,557	$6,118	$19,439	317.7%
Intevac Photonics	7,585	6,190	1,395	22.5%

Total net revenues	$33,142	$12,308	$20,834	169.3%

     Net revenues consist primarily sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems; and low-light imaging products.
     Equipment revenue for the three months ended April 3, 2010 included revenue recognized for two 200 Lean systems, one AccuLuberTM system, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ending March 28, 2009 included revenue recognized for four AccuLuber systems, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended March 28, 2009 did not include any sales of 200 Lean systems. Demand for hard disk drives is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies. Intevac believes that due to delayed spending during the recent economic downturn, increased demand for hard drives and technology transitions, the hard drive industry will need to add capacity to meet increased production requirements.
     Intevac Photonics revenue for the three months ended April 3, 2010 consisted of $4.2 million of research and development contract revenue and $3.4 million of product sales. Intevac Photonics revenue for the three months ended March 28, 2009 consisted of $3.6 million of research and development contract revenue and $2.6 million of product sales. The increase in product revenue resulted from higher sales of digital night vision camera modules and commercial products. The increase in contract research and development revenue was the result of a higher volume of contracts. Intevac expects that in 2010, Intevac Photonics revenues will grow driven by government spending as well as growth in commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of additional commercial products.
     Intevac’s backlog of orders at April 3, 2010 was $152.3 million, as compared to $73.8 million at December 31, 2009 and $17.0 million at March 28, 2009. The $152.3 million of backlog at April 3, 2010 consisted of $130.1 million of Equipment backlog and $22.1 million of Intevac Photonics backlog. The $73.8 million of backlog at December 31, 2009 consisted of $57.5 million of Equipment backlog and $16.3 million of Intevac Photonics backlog. Backlog at April 3, 2010 included twenty-six 200 Lean systems compared to ten at December 31, 2009 and one at March 28, 2009.
     International sales increased by 189.2% to $17.2 million for the three months ended April 3, 2010 from $5.9 million for the three months ended March 28, 2009. International sales include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 51.8% of net revenues for the three months ended April 3, 2010 and 48.2% of net revenues for the three months ended March 28, 2009. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.
Gross profit

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
	(in thousands, except percentages)

Equipment gross profit	$12,453	$1,828	581.2%
% of Equipment net revenues	48.7%	29.9%
Intevac Photonics gross profit	$2,025	$2,437	(16.9)%
% of Intevac Photonics net revenues	26.7%	39.4%
Total gross profit	$14,478	$4,265	239.5%
% of net revenues	43.7%	34.7%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin was 48.7% in the three months ended April 3, 2010 compared to 29.9% in the three months ended March 28, 2009. The higher gross margin was due primarily to higher revenues, product mix, and higher factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 26.7% in the three months ended April 3, 2010 compared to 39.4% in the three months ended March 28, 2009. The decrease in gross margin resulted primarily from higher costs, as Intevac Photonics ramps to high-volume production of its digital night-vision camera module for a NATO customer, lower margins on development contracts and increased warranty provisions, partially offset by lower inventory provisions.
Research and development

	Three months ended		Change over
	April 3,	March 28,	prior period
	2010	2009	Amount	%
	(in thousands, except percentages)

Research and development expense	$6,544	$8,030	$(1,486)	(18.5%)
% of net revenues	19.7%	65.2%

     Research and development spending decreased in both Equipment and Intevac Photonics during the three months ended April 3, 2010 as compared to the three months ended March 28, 2009. The decrease in Equipment spending was due primarily to a reduction in spending on the Lean Etch product line and lower equity-based compensation expense offset in part by increased PV development, and bonus and profit sharing accruals. The decrease in Intevac Photonics research and development reflected a higher volume of billable contract research and development efforts, offset in part by bonus and profit sharing accruals. Research and development expenses do not include costs of $2.8 million and $2.0 million for the three-month periods ended April 3, 2010 and March 28, 2009, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

	Three months ended		Change over
	April 3,	March 28,	prior period
	2010	2009	Amount	%
	(in thousands, except percentages)

Selling, general and administrative expense	$6,567	$5,709	$858	15.0%
% of net revenues	19.8%	46.4%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three months ended April 3, 2010 was primarily the result of bonus and profit sharing accruals, offset in part by lower equity-based compensation expense.
Interest income and other, net

	Three months ended		Change over
	April 3,	March 28,	prior period
	2010	2009	Amount	%
	(in thousands, except percentages)

Interest income and other, net	$391	$430	$(39)	(9.1)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three months ended April 3, 2010 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses.
Income tax provision (benefit)

	Three months ended		Change over
	April 3,	March 28,	prior period
	2010	2009	Amount	%
	(in thousands, except percentages)

Income tax provision (benefit)	$328	$(3,271)	$3,599	110.0%
     Intevac recorded an income tax provision at an effective rate of 16.5% for the three months ended April 3, 2010, compared with an income tax benefit at an effective rate of 47.4% for the three months ended March 28, 2009. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Liquidity and Capital Resources
     At April 3, 2010, Intevac had $112.7 million in cash, cash equivalents, and investments compared to $89.8 million at December 31, 2009. During the first three months of 2010, cash and cash equivalents and investments increased by $22.8 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets.
Cash, cash-equivalents and investments consist of the following:

	April 3,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$44,330	$17,592
Short-term investments	3,000	6,000
Long-term investments	65,329	66,249

Total cash, cash equivalents and investments	$112,659	$89,841

     Operating activities generated cash of $23.3 million during the first three months of 2010 and used cash of $3.0 million during the first three months of 2009. The increase in cash generated by operating activities was due primarily to the increase in net income and changes in working capital during the first three months of 2010.
     Accounts receivable totaled $32.8 million at April 3, 2010, compared to $44.8 million at December 31, 2009. The decrease of $12.0 million in the receivable balance was due to collection of customer deposit invoices. Total net inventories increased to $30.2 million at April 3, 2010, compared to $19.1 million at December 31, 2009 primarily as a result of increased business levels. Accounts payable increased to $15.5 million at April 3, 2010 compared to $4.7 million at December 31, 2009 in line with increased manufacturing activities. Accrued payroll and related liabilities increased by $2.6 million during the three months ended April 3, 2010 primarily related to bonus and profit sharing accruals. Customer advances increased by $12.5 million during the first three months of 2010, as new advances received from Intevac’s customers were higher than liquidations related to revenue recognition.
     Investing activities in the first three months of 2010 generated cash of $2.5 million. Proceeds from maturities of investments, net of purchases of investments totaled $3.3 million. Capital expenditures for the three months ended April 3, 2010 were $791,000.
     Financing activities in the first three months of 2010 generated cash of $916,000 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     As of April 3, 2010, Intevac’s available-for-sale securities represented $69.7 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $4.4 million to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the three months ended April 3, 2010, $250,000 of ARS were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at April 3, 2010, the fair value of the ARS was estimated at $65.3 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of April 3, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
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
     Intevac believes that its existing cash, cash equivalents, investments and credit facility will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6 to $8 million in capital expenditures during the remainder of 2010.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 26, 2010. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
     In 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price (“ESP”) for individual elements of an arrangement when vendor specific evidence (“VSOE”) or third party evidence (“TPE”) is unavailable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.
     In 2010, the FASB issued guidance for the milestone method of revenue recognition. Under the milestone method, consideration earned from achievement of the milestone is viewed as being indicative of the value provided to the customer through either (1) the efforts performed or (2) a specific outcome resulting from the performance to achieve that specific milestone. Under the milestone method contingent arrangement consideration earned from the achievement of a milestone is recognized in its entirety in the period in which the milestone is achieved. Under this new method of accounting a milestone must be “substantive” before the method can be applied; that is, at the inception of the arrangement there is a substantial uncertainty about the achievement of the milestone, substantive effort is required to achieve the milestone, and none of the payment for the milestone is refundable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. Implementation of this new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance.
     As a result of implementing the above new accounting guidance, during the first fiscal quarter of 2010, Intevac revised its critical accounting policy for “Revenue Recognition.” The revised policy is provided below.
Revenue Recognition
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: ((1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services.
     Intevac performs research and development work under various government-sponsored research contracts. Revenue on cost-plus-fee contracts is recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on fixed-price contracts is recognized on a milestone method or percentage-of-completion method of contract accounting. For contracts structured as milestone agreements, revenue is recognized when a specified milestone is achieved, provided that (1) the milestone event is substantive in nature and there is substantial uncertainty about the achievement of the milestone at the inception of the agreement, (2) the milestone payment is non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria are deferred. Intevac generally determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected through completion of the contract. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
     For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2009 Form 10-K. Management believes that there has been no significant change during the three months ended April 3, 2010 to the items identified as critical accounting policies in Intevac’s 2009 Form 10-K except as set forth above.

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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at April 3, 2010.

						Fair
	2010	2011	2012	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Fixed rate amounts	$3,000	—	—	—	$3,000	$3,000
Weighted-average rate	0.14%	—	—	—
Variable rate amounts	$8,876	—	—	—	$8,876	$8,876
Weighted-average rate	0.01%	—	—	—
Short-term investments
Fixed rate amounts	$3,000	—	—	—	$3,000	$3,000
Weighted-average rate	0.10%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$69,700	$69,700	$65,329
Weighted-average rate	—	—	—	2.38%
Total investment portfolio	$14,876	—	—	$69,700	$84,576	$80,205
     At April 3, 2010, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of April 3, 2010, Intevac had $65.3 million in ARS in the condensed consolidated balance sheet, which is net of an unrealized loss of $4.4 million. The unrealized loss is included in other comprehensive loss, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.
     Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an impairment charge in 2010.

     Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At April 3, 2010, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 3, 2010, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.
     Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. As of April 3, 2010, the total par amount of auction rate securities held by Intevac which are subject to the Citigroup claim amounted to $55.6 million.

Item 1A.	Risk Factors
     The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, and our target new markets include other commodity technology markets including semiconductors and photovoltaic (“PV”) cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. We cannot predict with any certainty when these cycles will begin or end.
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
     We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples, customization of our products, and installation of evaluation systems in the factories of our prospective customers. We do not enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems.
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
     Our quarterly revenues and common stock price have fluctuated significantly. We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.
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
     At April 3, 2010, we held auction rate securities (“ARS”) with a par value of $69.7 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 21 to 38 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS have failed auction. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of April 3, 2010, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of April 3, 2010, securities with a par value of $57.7 million are rated AAA/Aaa, securities with a par value of $9.0 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These securities are classified as long-term investments and we recorded an impairment charge of $4.4 million. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requests that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. Intevac is currently in the discovery stage of this matter. An arbitration date of May 13, 2010 has been agreed upon for commencement of the arbitration of this dispute. We could incur significant legal costs associated with the legal action and there can be no guarantee our efforts would be successful.
     In order to increase our liquidity we entered into a line of credit with Citigroup, secured by $55.6 million in par value of our ARS. At April 3, 2010, approximately $18.5 million of credit is available pursuant to the loan facility. This loan facility may be terminated at the discretion of Citigroup and amounts outstanding are payable on demand. If we are unable to maintain this line of credit, or if the interest rate of the line of credit is prohibitive or the amount of the line of credit is insufficient, we could experience difficulties in meeting our cash requirements until the market for the ARS becomes liquid again and we could have to seek additional debt funding to finance our operations, which may not be available on attractive terms, if at all.
Adverse economic conditions and volatility and disruption of the capital and credit markets may negatively impact our revenues and our ability to access financing.
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently during fiscal 2009, and have caused us to be cautious about our future outlook. Although macroeconomic and global market conditions improved in the latter half of 2009 and the first quarter of 2010, our customers continue to remain cautious as it relates to the sustainability of the recovery. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
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
     As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 5. “Goodwill and Purchased Intangible Assets, Net” in the Notes to the

Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.
We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.
     In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market dominated by competitors such as Applied Materials, LAM Research and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba—Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
We may not be able to obtain export licenses from the U.S. government permitting delivery of our products to international customers.
     Many of our products, especially Intevac Photonics’ products, require export licenses from U.S. government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 or the International Traffic in Arms Regulations. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to obtain export licenses, delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.
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
     We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $48 million of taxable income in order to realize the Federal deferred tax assets recorded as of April 3, 2010. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
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
     The majority of our U.S. operations are located in California where the cost of living and of recruiting employees is high. Additionally, our operating results depend, in large part, upon our ability to retain and attract qualified management, engineering, marketing, manufacturing, customer support, sales and administrative personnel. Furthermore, we compete with industries such as the hard disk drive, semiconductor, and solar industries for skilled employees. Failure to retain existing key personnel, or to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, could have a material and adverse effect our business, financial condition and results of operations.
We are dependent on certain suppliers for parts used in our products.
     We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and subassemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries, increased costs to expedite deliveries or develop alternative suppliers, or require redesign of our products to accommodate alternative suppliers. Some of our suppliers are thinly capitalized and may be vulnerable to failure given recent economic conditions.
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
     Our operations are vulnerable to interruption by fire, earthquake or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs or cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by business interruptions, but there is no certainty that our efforts will prove successful.
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
     We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2009, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If: Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to: restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
     The following exhibits are filed herewith:

Exhibit
Number	Description

10.2	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3	The Registrant’s 2004 Equity Incentive Plan, as amended

23.2	Consent of Independent Valuation Firm

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.
Date: May 4, 2010	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2010	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)