Form 10-Q
period 2010-07-03
INTEVAC INC
filed 2010-08-03
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
     On August 3, 2010, 22,430,470 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,807	$17,592
Short-term investments	—	6,000
Trade and other accounts receivable, net of allowances of $55 at July 3, 2010 and $133 at December 31, 2009	63,583	44,756
Inventories	42,551	19,100
Prepaid expenses and other current assets	7,595	6,687
Deferred income tax assets	1,326	1,515

Total current assets	141,862	95,650
Property, plant and equipment, net	11,927	12,351
Long-term investments	61,632	66,249
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $1,526 at July 3, 2010 and $1,248 at December 31, 2009	3,258	3,537
Deferred income taxes and other long-term assets	15,571	17,686

Total assets	$242,155	$203,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,173	$4,701
Accrued payroll and related liabilities	7,737	2,784
Other accrued liabilities	15,328	11,104
Customer advances	14,502	13,180

Total current liabilities	53,740	31,769
Other long-term liabilities	766	252
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	136,834	134,071
Accumulated other comprehensive loss	(2,066)	(1,828)
Retained earnings	52,859	39,092

Total stockholders’ equity	187,649	171,357

Total liabilities and stockholders’ equity	$242,155	$203,378

Note: Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$63,967	$8,981	$92,878	$17,658
Technology development	4,631	3,337	8,862	6,968

Total net revenues	68,598	12,318	101,740	24,626
Cost of net revenues:
Systems and components	36,425	5,758	52,327	11,815
Technology development	3,139	2,047	5,901	4,033

Total cost of net revenues	39,564	7,805	58,228	15,848

Gross profit	29,034	4,513	43,512	8,778
Operating expenses:
Research and development	7,011	7,385	13,555	15,415
Selling, general and administrative	7,558	5,394	14,125	11,103

Total operating expenses	14,569	12,779	27,680	26,518

Income (loss) from operations	14,465	(8,266)	15,832	(17,740)
Interest income and other, net	72	228	463	658

Income (loss) before income taxes	14,537	(8,038)	16,295	(17,082)
Provision for (benefit from) income taxes	2,200	(3,551)	2,528	(6,822)

Net income (loss)	$12,337	$(4,487)	$13,767	$(10,260)

Net income (loss) per share:
Basic	$0.55	$(0.20)	$0.62	$(0.47)
Diluted	$0.54	$(0.20)	$0.60	$(0.47)

Weighted average common shares outstanding:
Basic	22,286	21,930	22,241	21,906
Diluted	22,931	21,930	22,953	21,906
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 3,	June 27,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$13,767	$(10,260)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,922	2,578
Equity-based compensation	1,583	2,709
Deferred income taxes	2,094	(3,771)
Loss on disposal of equipment	122	—
Changes in operating assets and liabilities	(20,396)	(988)

Total adjustments	(13,675)	528

Net cash and cash equivalents provided by (used in) operating activities	92	(9,732)
Investing activities
Purchases of investments	(2,999)	(14,982)
Proceeds from maturities of investments	13,200	6,500
Purchases of leasehold improvements and equipment	(2,342)	(1,453)

Net cash and cash equivalents provided by (used in) investing activities	7,859	(9,935)
Financing activities
Net proceeds from issuance of common stock	1,231	513
Repayment of note payable	—	(2,000)

Net cash and cash equivalents provided by (used in) financing activities	1,231	(1,487)
Effect of exchange rate changes on cash	33	(57)

Net increase (decrease) in cash and cash equivalents	9,215	(21,211)
Cash and cash equivalents at beginning of period	17,592	39,201

Cash and cash equivalents at end of period	$26,807	$17,990

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policy
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2009 (2009 Form 10-K). Intevac’s results of operations for the three and six months ended July 3, 2010 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
     In 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price (“ESP”) for individual elements of an arrangement when vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) is unavailable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements, and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.
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
2. New Accounting Pronouncement
     In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, Intevac will be required to submit filings with financial statement information using XBRL commencing with its July 2, 2011 quarterly report on Form 10-Q. Intevac is currently evaluating the impact of XBRL reporting on its financial reporting process.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	July 3,	December 31,
	2010	2009
	(In thousands)
Raw materials	$20,204	$10,147
Work-in-progress	11,349	4,421
Finished goods	10,998	4,532

	$42,551	$19,100

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
4. Equity-Based Compensation
     At July 3, 2010, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended July 3, 2010, Intevac granted 507,500 stock options with an estimated total grant-date fair value of $3.3 million. Of this amount, estimated awards of $769,000 are not expected to vest. During the six months ended July 3, 2010, Intevac granted 595,000 stock options with an estimated total grant-date fair value of $4.0 million. Of this amount, estimated awards of $964,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended July 3, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $48,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation Expense
     The effect of recording equity-based compensation for the three and six months ended July 3, 2010 and June 27, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Equity-based compensation by type of award:
Stock options	$836	$1,105	$1,299	$2,217
Employee stock purchase plan	109	216	233	450
Amounts released to cost of sales	21	(9)	51	42

Total equity-based compensation	966	1,312	1,583	2,709
Tax effect on equity-based compensation	(309)	(382)	(502)	(786)

Net effect on net income (loss)	$657	$930	$1,081	$1,923

Valuation Assumptions
     The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, and actual employee stock option exercise behavior.
     The weighted-average estimated value of employee stock options granted during the three months ended July 3, 2010 and June 27, 2009 was $6.46 per share and $3.95 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended July 3, 2010 and June 27, 2009 was $6.79 per share and $2.47 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended July 3, 2010 and June 27, 2009 was $4.78 and $2.60 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended July 3, 2010 or June 27, 2009. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Stock Options:
Expected volatility	67.87%	68.82%	67.94%	67.15%
Risk free interest rate	1.61%	2.23%	1.73%	2.00%
Expected term of options (in years)	4.5	4.3	4.5	4.5
Dividend yield	None	None	None	None

	Six Months Ended
	July 3, 2010	June 27, 2009
Stock Purchase Rights:
Expected volatility	55.48%	82.23%
Risk free interest rate	0.44%	0.9%
Expected term of purchase rights (in years)	0.75	2.0
Dividend yield	None	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
5. Goodwill and Purchased Intangible Assets, Net
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2009, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At July 3, 2010, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At July 3, 2010, all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three and six months ended July 3, 2010 was $139,000, and $278,000 respectively. As of July 3, 2010, future amortization expense is expected to be $275,000 for the remainder of 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014 and $878,000 thereafter. Intangible assets by segment are as follows: Equipment: $2.2 million and Intevac Photonics: $1.0 million.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table displays the activity in the warranty provision account for the three- and six-month periods ended July 3, 2010 and June 27, 2009:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(in thousands)
Beginning balance	$1,854	$1,463	$1,602	$1,695
Expenditures incurred under warranties	(523)	(423)	(1,114)	(759)
Accruals for product warranties issued during the reporting period	1,589	147	2,353	448
Adjustments to previously existing warranty accruals	66	(4)	145	(201)

Ending balance	$2,986	$1,183	$2,986	$1,183

     The following table displays the balance sheet classification of the warranty provision account at July 3, 2010 and at December 31, 2009:

	July 3,	December 31,
	2010	2009
	(In thousands)
Other accrued liabilities	$2,220	$1,550
Other long-term liabilities	766	52

Total warranty provision	$2,986	$1,602

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
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase. Investments are comprised of both available-for-sale securities, which are recorded at estimated fair value, and held-to-maturity securities, which are carried at amortized cost. Unrealized gains

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and losses associated with Intevac’s available-for-sale investments, if any, are reported in stockholders’ equity. Included in accounts payable is $1.5 million and $722,000 of book overdraft at July 3, 2010 and December 31, 2009, respectively.
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments:

	July 3,	December 31,
	2010	2009
	(in thousands)
Carrying value:
Short-term investments-U.S. treasury bills	$—	$6,000
Long-term investments-Auction rate securities (“ARS”)	61,632	66,249

Total investments in debt securities	$61,632	$72,249

Approximate fair value of investments in debt securities	$61,632	$72,249

     As of July 3, 2010, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $6.1 million and U.S. treasury bills in the amount of $6.0 million.
     As of July 3, 2010, Intevac’s investment portfolio included $65.8 million par value in ARS. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $54.0 million are rated AAA/Aaa, securities with a par value of $8.8 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As of July 3, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At July 3, 2010, the fair value of the ARS was estimated at $61.6 million based on a valuation by Houlihan Smith & Company, Inc. using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 21 years to 37 years) to realize these investments’ recorded values.
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of July 3, 2010, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of July 3, 2010, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $4.1 million.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and will recognize the reversal of a $3.3 million temporary impairment charge in other comprehensive loss in the third quarter of fiscal year 2010.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended July 3, 2010 and June 27, 2009. Investments in ARS are Intevac’s only Level 3 instruments and are classified as available-for-sale with changes in fair value recorded in equity.
Changes in Level 3 instruments (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(in thousands)
Beginning balance	$65,329	$66,961	$66,249	$66,328
Net unrealized gains (losses) included in other comprehensive loss	253	2,626	(417)	3,359
Redemptions at par	(3,950)	(3,400)	(4,200)	(3,500)

Ending balance	$61,632	$66,187	$61,632	$66,187

9. Borrowing Facility
     On March 5, 2008, Intevac entered into an agreement with Citigroup for a secured revolving loan facility. This loan facility could be terminated at the discretion of Citigroup and amounts outstanding were payable on demand. It was secured by Intevac’s ARS held at Citigroup. Approximately $18.3 million of credit was available pursuant to the loan facility at July 3, 2010. The interest rate on the loan facility was prime minus 1.5 percent. No amounts were outstanding under this credit facility at July 3, 2010. This borrowing facility was terminated upon the rescission of the ARS sale discussed above.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Other Comprehensive Loss
     The components of accumulated other comprehensive loss, at July 3, 2010 and December 31, 2009 were as follows:

	July 3,	December 31,
	2010	2009
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(2,676)	$(2,405)
Foreign currency translation gains	610	577

Total accumulated other comprehensive loss	$(2,066)	$(1,828)

     The changes in the components of comprehensive income (loss) for the three and six month periods ended July 3, 2010 and June 27, 2009 were as follows:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$12,337	$(4,487)	$13,767	$(10,260)
Unrealized holding gains (losses) on available-for-sale investments, net of taxes
(Increase) decrease in unrealized holding losses on available-for-sale investments	253	2,626	(417)	3,359
Income tax benefit (expense)	(89)	(918)	146	(1,175)

	164	1,708	(271)	2,184
Foreign currency translation gains (losses)	13	221	33	(148)

Total comprehensive income (loss)	$12,514	$(2,558)	$13,529	$(8,224)

11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(In thousands)
Numerator:
Numerator for diluted earnings per share — income (loss) available to common stockholders	$12,337	$(4,487)	$13,767	$(10,260)

Denominator:
Denominator for basic earnings per share — weighted-average shares	22,286	21,930	22,241	21,906
Effect of dilutive securities:
Employee stock options (1)	645	—	712	—

Dilutive potential common shares	645	—	712	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	22,931	21,930	22,953	21,906

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Potentially dilutive securities, consisting of shares issuable upon exercise of employee stock options, are excluded from the calculation of diluted EPS when their effect would be anti-dilutive. The weighted average number of employee stock options excluded for the three-month periods ended July 3, 2010 and June 27, 2009 was 1,555,343 and 3,240,360, respectively, and the number of employee stock options excluded for the six-month periods ended July 3, 2010 and June 27, 2009 was 1,354,985 and 2,560,645, respectively.
12. Segment Reporting
     Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 3, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
     Information for each reportable segment for the three and six months ended July 3, 2010 and June 27, 2009 is as follows:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Revenues

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(in thousands)
Equipment	$60,028	$6,066	$85,585	$12,184
Intevac Photonics	8,570	6,252	16,155	12,442

Total segment net revenues	$68,598	$12,318	$101,740	$24,626

Operating Income (Loss)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(in thousands)
Equipment	$16,776	$(5,659)	$20,656	$(12,470)
Intevac Photonics	(1,441)	(1,399)	(2,625)	(2,620)

Total income (loss) from segment operations	15,335	(7,058)	18,031	(15,090)

Unallocated costs	(870)	(1,208)	(2,199)	(2,650)

Income (loss) from operations	14,465	(8,266)	15,832	(17,740)
Interest income and other, net	72	228	463	658

Income (loss) before income taxes	$14,537	$(8,038)	$16,295	$(17,082)

     Total assets for each reportable segment as of July 3, 2010 and December 31, 2009 are as follows:
Assets

	July 3,	December 31,
	2010	2009
	(in thousands)
Equipment	$102,154	$61,136
Intevac Photonics	27,549	25,529

Total segment assets	129,703	86,665

Cash, cash equivalents and investments	88,439	89,841
Deferred income taxes	15,962	18,056
Other current assets	5,149	5,171
Common property, plant and equipment	2,269	2,802
Other assets	633	843

Consolidated total assets	$242,155	$203,378

13. Income Taxes
     Intevac’s effective income tax rate for the three and six months ended July 3, 2010 was 15.2% and 15.3%, respectively. Intevac’s effective income tax rate for the three and six months ended June 27, 2009 was 44.2% and 45.9%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Overview
     Intevac provides manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity and inspection solutions to the photovoltaic (“PV”) and semiconductor industries. In 2009, Intevac announced a high-productivity thin film solar cell manufacturing system for PV applications, LEAN SOLAR™, and began offering equipment to PV cell manufacturers. Intevac shipped the first LEAN SOLAR system to a customer in the second quarter of 2010. In 2010 Intevac also began offering inspection equipment to PV cell manufacturers. In the semiconductor market, Intevac stopped offering its Lean Etch product and refocused its efforts on a wafer handling platform solution and in the second quarter of 2010 introduced Continuum™, a high-productivity wafer handling system. To date, Intevac has not yet recognized any revenue from shipments of its semiconductor and PV products. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor chips and wafers, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics.
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

     The following table presents certain significant measurements for the three and six months ended July 3, 2010 and June 27 2009:

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages and per share amounts)

Net revenues	$68,598	$12,318	456.9%	$101,740	$24,626	313.1%
Gross profit	$29,034	$4,513	543.3%	$43,512	$8,778	395.7%
Gross margin percent	42.3%	36.6%	6 points	42.8%	35.7%	7 points
Net income (loss)	$12,337	$(4,487)	375.0%	$13,767	$(10,260)	234.2%
Earnings (loss) per diluted share	$0.54	$(0.20)	370.0%	$0.60	$(0.47)	227.7%
     Financial results for the second quarter and first six months for fiscal 2010 improved as Intevac’s Equipment customers took delivery of systems to increase their production capacity in response to growing demand for digital storage. Net sales increased during the second quarter and first six months of fiscal 2010 primarily due to higher equipment sales to disk manufacturers and increased Intevac Photonics’ technology development contracts and product sales. Net income for the second quarter and first six months of fiscal 2010 increased compared to the same periods in the prior year due to higher net sales, partially offset by higher selling, general and administrative expenses, and higher income tax expense. The increase in selling, general and administrative expenses was a result of profit sharing and bonus accruals as the Company resumed recording variable compensation expenses as a result of its return to profitability.
     Although hard drive customers are continuing to take delivery of capacity systems, Intevac expects its Equipment revenue for the third quarter of 2010 to be down from the second quarter of 2010 due to a lower level of shipments. Intevac expects Intevac Photonics’ revenues in the third quarter of 2010 to increase from the second quarter of 2010 as Photonics continues to increase its product shipments, and penetrate new major military program opportunities.
     Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “Continuum™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “MOSIR®,” “NanoVista™”, “NightVista®,” “Night Port™,” and “RAPID-ID™”.
Results of Operations
Net revenues

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Equipment	$60,028	$6,066	889.6%	$85,585	$12,184	602.4%
Intevac Photonics	8,570	6,252	37.1%	16,155	12,442	29.8%

Total net revenues	$68,598	$12,318	456.9%	$101,740	$24,626	313.1%

     Net revenues consist primarily of equipment sales used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; contract research and development related to the development of electro-optical sensors, cameras and systems, low-light imaging products and table-top and handheld Raman instruments.
     Equipment revenue for the three and six months ended July 3, 2010 increased over the same periods in the prior year as a result of higher sales of disk sputtering systems, technology upgrades and spare parts. During the second quarter of 2010 Intevac recognized revenue on twelve 200 Lean systems, disk equipment technology upgrades and spare parts. During the second quarter of 2009 Intevac recognized revenue on one AccuLuberTM system, disk equipment technology upgrades and spare parts. Equipment revenue for the six months ended July 3, 2010 included revenue recognition for fourteen 200 Lean systems, upgrades and spare parts. Equipment revenue for the three and six months ended June 27, 2009 did not include any 200 Lean systems. Demand for hard disk drives is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies. Intevac believes that due to delayed spending during the recent economic downturn, increased demand for hard drives and technology transitions, the hard drive industry will need to add capacity to meet increased production requirements.
     Intevac Photonics revenue for the three and six months ended July 3, 2010 increased over the same periods in the prior year which was the result of increased contract research and development work and increased product sales. Intevac Photonics revenues for the three months ended July 3, 2010 consisted of $4.6 million of research and development contract revenue and $3.9 million of product sales as compared to $3.3 million of research and development contract revenue and $2.9 million of product sales for the three months ended June 27, 2009. Intevac Photonics revenues for the six months ended July 3, 2010 consisted of $8.9 million of research and development contract revenue and $7.3 million of product sales as compared to $7.0 million of research and development contract revenue and $5.5 million of product sales for the six months ended June 27, 2009. The increase in product revenue resulted from higher sales of digital night-vision camera modules, systems and commercial products. The increase in contract research and development revenue was the result of a higher volume of contracts. Intevac expects that in 2010, Intevac Photonics revenues will grow driven by government spending as well as growth in commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at July 3, 2010 was $113.8 million, compared to $73.8 million at December 31, 2009 and $44.0 million at June 27, 2009. The $113.8 million of backlog at July 3, 2010 consisted of $90.9 million of Equipment backlog and $22.9 million of Intevac Photonics backlog. The $73.8 million of backlog at December 31, 2009 consisted of $57.5 million of Equipment backlog and $16.3 million of Intevac Photonics backlog. Backlog at July 3, 2010 included fourteen 200 Lean systems as compared to ten at December 31, 2009 and five at June 27, 2009.
     International sales increased by 931.9% to $60.8 million for the three months ended July 3, 2010 from $5.9 million for the three months ended June 27, 2009 and by 559.4% to $77.9 million for the six months ended July 3, 2010 from $11.8 million for the six months ended June 27, 2009. International sales include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 88.6% of net revenues for the three months ended July 3, 2010 and 47.8% of net revenues for the three months ended June 27, 2009. International sales constituted 76.6% of net revenues for the six months ended July 3, 2010 and 48.0% of net revenues for the six months ended June 27, 2009. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Equipment gross profit	$26,963	$2,379	1,033.4%	$39,415	$4,207	836.9%
% of Equipment net revenues	44.9%	39.2%		46.1%	34.5%
Intevac Photonics gross profit	$2,071	$2,134	(3.0)%	$4,097	$4,571	(10.4)%
% of Intevac Photonics net revenues	24.2%	34.1%		25.4%	36.7%
Total gross profit	$29,034	$4,513	543.3%	$43,512	$8,778	395.7%
% of net revenues	42.3%	36.6%		42.8%	35.6%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin was 44.9% in the three months ended July 3, 2010 compared to 39.2% in the three months ended June 27, 2009 and was 46.1% in the six months ended July 3, 2010 compared to 34.5% in the six months ended June 27, 2009. The higher gross margin was due primarily to higher revenues and higher factory utilization, partially offset by changes in product mix. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 24.2% in the three months ended July 3, 2010 compared to 34.1% in the three months ended June 27, 2009 and was 25.4% in the six months ended July 3, 2010 compared to 36.7% in the six months ended June 27, 2009. The decrease in gross margin resulted primarily from higher costs, as Intevac Photonics ramps to high-volume production of its digital night-vision camera module for a NATO customer, lower margins on development contracts and increased warranty provisions.
Research and development

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Research and development expense	$7,011	$7,385	(5.1)%	$13,555	$15,415	(12.1)%
% of net revenues	10.2%	60.0%		13.3%	62.6%
     Research and development spending decreased in both Equipment and Intevac Photonics during the three and six months ended July 3, 2010 as compared to the three and six months ended June 27, 2009. The decrease in Equipment spending was due primarily to a reduction in spending on semiconductor products, offset by increased investment in photovoltaic development. The decrease in Intevac Photonics research and development reflected decreased spending for sensor yield improvements, sensor development and digital night vision goggle development. Research and development expenses do not include costs of $3.1 million and $5.9 million for the three and six months ended July 3, 2010 respectively, or $2.0 million and $4.0 million for the three and six months ended June 27, 2009, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Selling, general and administrative expense	$7,558	$5,394	40.1%	$14,125	$11,103	27.2%
% of net revenues	11.0%	43.8%		13.9%	45.1%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three and six months ended July 3, 2010 compared to the three and six months ended June 27, 2009 was primarily the result of bonus and profit sharing accruals and legal expenses associated with the auction rate securities (“ARS”) arbitration, offset in part by lower equity-based compensation expense.
Interest income and other, net

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Interest income and other, net	$72	$228	(68.4)%	$463	$658	(29.6)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three and six months ended July 3, 2010 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses.
Income tax provision (benefit)

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(in thousands, except percentages)

Income tax provision (benefit)	$2,200	$(3,551)	162.0%	$2,528	$(6,822)	137.1%
     Intevac’s effective income tax rate for the three and six months ended July 3, 2010 was 15.2% and 15.3%, respectively. Intevac’s effective income tax rate for the three and six months ended June 27, 2009 was 44.2% and 45.9%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Liquidity and Capital Resources
     At July 3, 2010, Intevac had $88.4 million in cash, cash equivalents, and investments compared to $89.8 million at December 31, 2009. During the first six months of 2010, cash and cash equivalents and investments decreased by $1.4 million due primarily to investments in working capital and purchases of fixed assets, partially offset by net income and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash-equivalents and investments consist of the following:

	July 3,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$26,807	$17,592
Short-term investments	—	6,000
Long-term investments	61,632	66,249

Total cash, cash equivalents and investments	$88,439	$89,841

     Operating activities generated cash of $92,000 during the first six months of 2010 and used cash of $9.7 million during the first six months of 2009. The increase in cash generated by operating activities was due primarily to the increase in net income, offset by increased working capital during the first six months of 2010.
     Accounts receivable totaled $63.6 million at July 3, 2010, compared to $44.8 million at December 31, 2009. The increase of $18.8 million in the receivable balance was due to invoicing on increased customer shipments. Total net inventories increased to $42.6 million at July 3, 2010, compared to $19.1 million at December 31, 2009 primarily as a result of increased business levels. Accounts payable increased to $16.2 million at July 3, 2010 compared to $4.7 million at December 31, 2009 in line with increased manufacturing activities. Accrued payroll and related liabilities increased by $5.0 million during the six months ended July 3, 2010 primarily related to bonus and profit sharing accruals. Customer advances increased by $1.3 million during the first six months of 2010, as new advances received from Intevac’s customers were higher than liquidations related to revenue recognition.
     Investing activities in the first six months of 2010 generated cash of $7.9 million. Proceeds from maturities of investments, net of purchases of investments totaled $10.2 million. Capital expenditures for the six months ended July 3, 2010 were $2.3 million.
     Financing activities generated cash of $1.2 million in the first six months of 2010 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     As of July 3, 2010, Intevac’s available-for-sale securities represented $65.8 million par value of ARS, less a temporary valuation adjustment of $4.1 million to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the first six months of 2010, $4.2 million of ARS were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at July 3, 2010, the fair value of the ARS was estimated at $61.6 million based on a valuation by Houlihan Smith & Company, Inc., using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of July 3, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and will recognize the reversal of a $3.3 million temporary impairment charge in other comprehensive loss in the third quarter of fiscal year 2010.
     Intevac entered into a line of credit with Citigroup under which approximately $18.3 million was available at July 3, 2010. This borrowing facility was terminated upon the rescission of the ARS sale discussed above.
     Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6 to $7 million in capital expenditures during the remainder of 2010.
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
     In 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price (“ESP”) for individual elements of an arrangement when vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) is unavailable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net sales as compared to net sales under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net sales.
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
Revenue Recognition
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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
     For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2009 Form 10-K. Management believes that there has been no significant change during the three and six months ended July 3, 2010 to the items identified as critical accounting policies in Intevac’s 2009 Form 10-K except as set forth above.

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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at July 3, 2010.

						Fair
	2010	2011	2012	Beyond	Total	Value
	(in thousands, except percentages)
Cash equivalents
Fixed rate amounts	$6,000	—	—	—	$6,000	$6,000
Weighted-average rate	0.06%	—	—	—
Variable rate amounts	$6,139	—	—	—	$6,139	$6,139
Weighted-average rate	0.11%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$65,750	$65,750	$61,632
Weighted-average rate	—	—	—	1.70%
Total investment portfolio	$12,139	—	—	$65,750	$77,889	$73,771
     At July 3, 2010, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of July 3, 2010, Intevac had $61.6 million in ARS in the condensed consolidated balance sheet, which is net of a temporary unrealized loss of $4.1 million. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it will not be required to sell the ARS before the recovery of their par amount. The unrealized loss is included in other comprehensive loss.

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
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At July 3, 2010, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 3, 2010, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010.
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
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to auction rate securities. The statement of claim requested that Citigroup accept Intevac’s tender of its auction rate securities at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest.

Item 1A.	Risk Factors
     The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
The industries we serve are cyclical, volatile and unpredictable.
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, and our target new markets include other commodity technology markets including semiconductor wafer fabrication equipment and photovoltaic (“PV”) cell manufacturers. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. We cannot predict with any certainty when these cycles will begin or end.
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
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our semiconductor products, 200 Lean systems for PV applications and our digital night-vision products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment, and the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date Intevac has not received revenue from our semiconductor or PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
     At July 3, 2010, we held auction rate securities (“ARS”) with a par value of $65.8 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 21 to 37 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS have failed auction. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of July 3, 2010, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of July 3, 2010, securities with a par value of $54.0 million are rated AAA/Aaa, securities with a par value of $8.8 million are rated AAA/A3 and a security with a par value of $3.0 million is rated AAA/Baa3. These securities are classified as long-term investments and we recorded an impairment charge of $4.1 million. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and will recognize the reversal of a $3.3 million temporary impairment charge in other comprehensive loss in the third quarter of fiscal year 2010.
Adverse economic conditions and volatility and disruption of the capital and credit markets may negatively impact our revenues and our ability to access financing.
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently during fiscal 2009, and have caused us to be cautious about our future outlook. Although macroeconomic and global market conditions improved in the latter half of 2009 and the first half of 2010, our customers continue to remain cautious as it relates to the sustainability of the recovery. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
     In addition, while we intend to finance operations with existing cash, cash flow from operations and, if necessary, we may require financing to support our continued operations. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all.
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
     In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market with several large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba-Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor equipment market where we have not previously offered a product. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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
     We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $45 million of taxable income in order to realize the Federal deferred tax assets recorded as of July 3, 2010. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
Our success depends on international sales and the management of global operations.
     The majority of our revenues come from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California, Wyoming and Singapore and international customer support offices in Singapore, China, and Malaysia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.
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
We could be involved in litigation.
     From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. For example, in March 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
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

INTEVAC, INC.
Date: August 3, 2010	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2010	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)