Form 10-Q
period 2010-10-02
INTEVAC INC
filed 2010-11-02
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
     On November 2, 2010, 22,438,970 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$118,843	$17,592
Short-term investments	—	6,000
Trade, note and other accounts receivable, net of allowances of $55 at October 2, 2010 and $133 at December 31, 2009	33,581	44,756
Inventories	26,640	19,100
Prepaid expenses and other current assets	6,967	6,687
Deferred income tax assets	1,184	1,515

Total current assets	187,215	95,650
Property, plant and equipment, net	13,639	12,351
Long-term investments	10,358	66,249
Goodwill	7,905	7,905
Other intangible assets, net of amortization of $1,666 at October 2, 2010 and $1,248 at December 31, 2009	3,120	3,537
Deferred income taxes and other long-term assets	17,181	17,686

Total assets	$239,418	$203,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,863	$4,701
Accrued payroll and related liabilities	10,149	2,784
Other accrued liabilities	6,519	11,104
Customer advances	9,779	13,180

Total current liabilities	33,310	31,769
Other long-term liabilities	1,552	252
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	138,253	134,071
Accumulated other comprehensive income (loss)	243	(1,828)
Retained earnings	66,038	39,092

Total stockholders’ equity	204,556	171,357

Total liabilities and stockholders’ equity	$239,418	$203,378

Note: Amounts as of December 31, 2009 are derived from the December 31, 2009 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$59,404	$14,619	$152,282	$32,277
Technology development	5,223	4,536	14,085	11,504

Total net revenues	64,627	19,155	166,367	43,781
Cost of net revenues:
Systems and components	31,776	8,154	84,103	19,969
Technology development	3,267	2,323	9,168	6,356

Total cost of net revenues	35,043	10,477	93,271	26,325

Gross profit	29,584	8,678	73,096	17,456
Operating expenses:
Research and development	7,063	6,840	20,618	22,255
Selling, general and administrative	7,148	5,551	21,273	16,654

Total operating expenses	14,211	12,391	41,891	38,909

Income (loss) from operations	15,373	(3,713)	31,205	(21,453)
Interest income and other, net	(84)	122	379	780

Income (loss) before income taxes	15,289	(3,591)	31,584	(20,673)
Provision for (benefit from) income taxes	2,110	(1,799)	4,638	(8,621)

Net income (loss)	$13,179	$(1,792)	$26,946	$(12,052)

Net income (loss) per share:
Basic	$0.59	$(0.08)	$1.21	$(0.55)
Diluted	$0.58	$(0.08)	$1.18	$(0.55)

Weighted average common shares outstanding:
Basic	22,383	22,014	22,288	21,942
Diluted	22,887	22,014	22,931	21,942
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 2,	September 26,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$26,946	$(12,052)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,396	4,016
Equity-based compensation	2,413	3,709
Deferred income taxes	3,032	(4,267)
Loss on disposal of equipment	163	—
Changes in operating assets and liabilities	2,875	86

Total adjustments	12,879	3,544

Net cash and cash equivalents provided by (used in) operating activities	39,825	(8,508)
Investing activities
Purchases of investments	(3,093)	(20,980)
Proceeds from sales and maturities of investments	68,050	13,000
Purchases of leasehold improvements and equipment	(5,419)	(2,009)

Net cash and cash equivalents provided by (used in) investing activities	59,538	(9,989)
Financing activities
Net proceeds from issuance of common stock	1,820	1,021
Repayment of note payable	—	(2,000)

Net cash and cash equivalents provided by (used in) financing activities	1,820	(979)
Effect of exchange rate changes on cash	68	44

Net increase (decrease) in cash and cash equivalents	101,251	(19,432)
Cash and cash equivalents at beginning of period	17,592	39,201

Cash and cash equivalents at end of period	$118,843	$19,769

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policy
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2009 (2009 Form 10-K). Intevac’s results of operations for the three and nine months ended October 2, 2010 are not necessarily indicative of future operating results.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment collectibility is not reasonably assured.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	October 2,	December 31,
	2010	2009
	(In thousands)
Raw materials	$13,592	$10,147
Work-in-progress	12,064	4,421
Finished goods	984	4,532

	$26,640	$19,100

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.
4. Equity-Based Compensation
     At October 2, 2010, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended October 2, 2010, Intevac granted 77,000 stock options with an estimated total grant-date fair value of $385,000. Of this amount, estimated awards of $98,000 are not expected to vest. During the nine months ended October 2, 2010, Intevac granted 672,000 stock options with an estimated total grant-date fair value of $4.4 million. Of this amount, estimated awards of $1.1 million are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three and nine months ended October 2, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $4,900 and $53,000 respectively.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Compensation Expense
     The effect of recording equity-based compensation for the three and nine months ended October 2, 2010 and September 26, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(In thousands)
Equity-based compensation by type of award:
Stock options	$764	$827	$2,107	$3,079
Employee stock purchase plan	66	172	306	630

Total equity-based compensation	830	999	2,413	3,709
Tax effect on equity-based compensation	(266)	(291)	(768)	(1,077)

Net effect on net income (loss)	$564	$708	$1,645	$2,632

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
     The weighted-average estimated value of employee stock options granted during the three months ended October 2, 2010 and September 26, 2009 was $5.04 per share and $6.55 per share, respectively. The weighted-average estimated value of employee stock options granted during the nine months ended October 2, 2010 and September 26, 2009 was $6.59 per share and $2.53 per share, respectively. The weighted-average estimated fair values of employee stock purchase rights granted pursuant to the ESPP during the three months ended October 2, 2010 and September 26, 2009 were $3.27 and $5.45 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the nine months ended October 2, 2010 and September 26, 2009 was $4.63 and $2.73 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Stock Options:
Expected volatility	67.62%	67.84%	67.90%	67.16%
Risk free interest rate	1.22%	2.14%	1.67%	2.00%
Expected term of options (in years)	4.50	4.58	4.51	4.47
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Stock Purchase Rights:
Expected volatility	52.60%	85.39%	55.20%	82.56%
Risk free interest rate	0.12%	0.45%	0.41%	0.85%
Expected term of purchase rights (in years)	0.50	1.00	0.73	1.85
Dividend yield	None	None	None	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
5. Goodwill and Purchased Intangible Assets, Net
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2009, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At October 2, 2010, Intevac had a total of $7.9 million of goodwill and $120,000 of indefinite-life intangible assets. At October 2, 2010, all goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three and nine months ended October 2, 2010 was $140,000, and $418,000 respectively. As of October 2, 2010, future amortization expense is expected to be $136,000 for the remainder of 2010, $541,000 for 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014 and $877,000 thereafter. Intangible assets by segment are as follows: Equipment: $2.1 million and Intevac Photonics: $1.0 million.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The following table displays the activity in the warranty provision account for the three- and nine-month periods ended October 2, 2010 and September 26, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$2,986	$1,183	$1,602	$1,695
Expenditures incurred under warranties	(970)	(310)	(2,084)	(1,070)
Accruals for product warranties issued during the reporting period	1,132	588	3,485	1,037
Adjustments to previously existing warranty accruals	231	46	376	(155)

Ending balance	$3,379	$1,507	$3,379	$1,507

     The following table displays the balance sheet classification of the warranty provision account at October 2, 2010 and at December 31, 2009:

	October 2,	December 31,
	2010	2009
	(In thousands)
Other accrued liabilities	$2,933	$1,550
Other long-term liabilities	446	52

Total warranty provision	$3,379	$1,602

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The table below presents the estimated fair value or amortized principal amount and major security type for Intevac’s investments in debt securities:

	October 2,	December 31,
	2010	2009
	(In thousands)
Carrying value:
Short-term investments-U.S. treasury bills	$—	$6,000
Long-term investments-Auction rate securities (“ARS”)	10,263	66,249

Total investments in debt securities	$10,263	$72,249

Approximate fair value of investments in debt securities	$10,263	$72,249

     As of October 2, 2010, financial assets measured utilizing Level 1 inputs were valued based on quoted market prices in active markets for identical securities and included money market funds in the amount of $80.3 million and U.S. treasury bills in the amount of $3.0 million.
     As of October 2, 2010, Intevac’s investment portfolio included $10.9 million par value in ARS. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As of October 2, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At October 2, 2010, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 21 years to 35 years) to realize these investments’ recorded values.
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of October 2, 2010, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of October 2, 2010, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $637,000.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS held by Intevac at that time. The statement of claim requested that Citigroup accept Intevac’s tender of those ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and recognized the reversal of a $3.3 million temporary impairment charge in other comprehensive income. The settlement did not affect the remaining $10.9 million par value of ARS still held by Intevac.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended October 2, 2010 and September 26, 2009. Investments in ARS are Intevac’s only Level 3 instruments and are classified as available-for-sale with changes in fair value recorded in equity.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Changes in Level 3 instruments (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$61,632	$66,187	$66,249	$66,328
Net unrealized gains and losses included in other comprehensive loss	3,481	286	3,064	3,645
Redemptions at par	(54,850)	(500)	(59,050)	(4,000)

Ending balance	$10,263	$65,973	$10,263	$65,973

9. Terminated Borrowing Facility
     Upon the rescission of the ARS sale discussed above, the secured revolving loan facility with Citigroup was terminated. This loan facility was secured by Intevac’s ARS held at Citigroup and amounts outstanding under this loan facility were payable on demand. The interest rate on the loan facility was prime minus 1.5 percent.
10. Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss), at October 2, 2010 and December 31, 2009 were as follows:

	October 2,	December 31,
	2010	2009
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(413)	$(2,405)
Foreign currency translation gains	656	577

Total accumulated other comprehensive income (loss)	$243	$(1,828)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The components of comprehensive income (loss) for the three and nine month periods ended October 2, 2010 and September 26, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$13,179	$(1,792)	$26,946	$(12,052)
Unrealized holding gains on available-for-sale investments, net of taxes:
Decrease in unrealized holding losses	3,481	286	3,064	3,645
Income tax expense	(1,218)	(100)	(1,072)	(1,275)

	2,263	186	1,992	2,370
Foreign currency translation gains	46	237	79	89

Total comprehensive income (loss)	$15,488	$(1,369)	$29,017	$(9,593)

11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income (loss)	$13,179	$(1,792)	$26,946	$(12,052)

Weighted-average shares — basic	22,383	22,014	22,288	21,942
Effect of dilutive potential common shares	504	—	643	—

Weighted-average shares — diluted	22,887	22,014	22,931	21,942

Net income (loss) per share — basic	$0.59	$(0.08)	$1.21	$(0.55)

Net income (loss) per share — diluted	$0.58	$(0.08)	$1.18	$(0.55)

Antidilutive shares based on employee awards excluded	2,293	3,262	1,668	2,361

     Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.
12. Segment Reporting
     Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of October 2, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
     Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The Equipment segment designs, develops and markets process manufacturing equipment solutions to the hard disk drive industry, high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry and wafer handling platforms to the semiconductor industry. In 2009, the Equipment segment began offering high-productivity thin-film solar cell manufacturing equipment to PV cell manufacturers and in 2010 began offering inspection equipment to PV cell manufacturers. In 2010 the Equipment segment began offering wafer handling platforms to the semiconductor industry. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for at least the next several years will continue to be derived from the Equipment segment.
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
     Information for each reportable segment for the three and nine months ended October 2, 2010 and September 26, 2009 is as follows:
Net Revenues

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(in thousands)
Equipment	$55,868	$12,293	$141,453	$24,477
Intevac Photonics	8,759	6,862	24,914	19,304

Total segment net revenues	$64,627	$19,155	$166,367	$43,781

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(in thousands)
Equipment	$16,878	$(1,836)	$37,534	$(14,306)
Intevac Photonics	(876)	(628)	(3,501)	(3,248)

Total segment operating income (loss)	16,002	(2,464)	34,033	(17,554)

Unallocated costs	(629)	(1,249)	(2,828)	(3,899)

Income (loss) from operations	15,373	(3,713)	31,205	(21,453)
Interest income and other, net	(84)	122	379	780

Income (loss) before income taxes	$15,289	$(3,591)	$31,584	$(20,673)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Total assets for each reportable segment as of October 2, 2010 and December 31, 2009 are as follows:
Assets

	October 2,	December 31,
	2010	2009
	(In thousands)
Equipment	$56,511	$61,136
Intevac Photonics	31,703	25,529

Total segment assets	88,214	86,665

Cash, cash equivalents and investments	129,201	89,841
Deferred income taxes	13,951	18,056
Other current assets	5,548	5,171
Common property, plant and equipment	1,970	2,802
Other assets	534	843

Consolidated total assets	$239,418	$203,378

13. Income Taxes
     Intevac’s effective income tax rate for the three and nine months ended October 2, 2010 was 13.7% and 14.5%, respectively. Intevac’s effective income tax rate for the three and nine months ended September 26, 2009 was 50.1% and 46.7%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Overview
     Intevac provides process manufacturing equipment solutions to the hard disk drive industry, high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry and wafer handling platforms to the semiconductor industry. In 2009, Intevac announced a high-productivity thin-film solar cell manufacturing system for PV applications, LEAN SOLAR™, and began offering equipment to PV cell manufacturers. Intevac shipped the first LEAN SOLAR system to a customer in the second quarter of 2010. In 2010 Intevac also began offering inspection equipment to PV cell manufacturers. In the semiconductor market, Intevac stopped offering its Lean Etch product and refocused its efforts on a wafer handling platform solution and in the second quarter of 2010 introduced Continuum™, a high-productivity wafer handling system. To date, Intevac has not yet recognized any revenue from shipments of its semiconductor and PV products. Intevac also provides sensors, cameras and systems for commercial applications in the inspection, medical, scientific and security industries and for government applications such as night vision and long-range target identification. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor equipment, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its contractors. Intevac reports two segments: Equipment and Intevac Photonics.
     Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.
     Intevac’s results are driven primarily by worldwide demand for hard drive disks, which in turn depends on end-user demand for personal computers, enterprise data storage, personal audio and video players and video game platforms. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard drive disks, semiconductor equipment, and PV cells, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

     The following table presents certain significant measurements for the three and nine months ended October 2, 2010 and September 26 2009:

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages and per share amounts)

Net revenues	$64,627	$19,155	237.4%	$166,367	$43,781	280.0%
Gross profit	$29,584	$8,678	240.9%	$73,096	$17,456	318.7%
Gross margin percent	45.8%	45.3%	0.5 points	43.9%	39.9%	4.0 points
Net income (loss)	$13,179	$(1,792)	835.4%	$26,946	$(12,052)	323.6%
Earnings (loss) per diluted share	$0.58	$(0.08)	825.0%	$1.18	$(0.55)	314.6%
     Financial results for the third quarter and first nine months for fiscal 2010 improved as Intevac’s Equipment customers took delivery of systems to increase their production capacity in response to growing demand for digital storage. Net sales increased during the third quarter and first nine months of fiscal 2010 primarily due to higher equipment sales to disk manufacturers and increased Intevac Photonics’ technology development contracts and product sales. Net income for the third quarter and first nine months of fiscal 2010 increased compared to the same periods in the prior year due to higher net sales, partially offset by higher selling, general and administrative expenses, and higher income tax expense. The increase in selling, general and administrative expenses during the third quarter of fiscal 2010 was a result of profit sharing and bonus accruals as the Company resumed recording variable compensation expenses in fiscal 2010 as a result of its return to profitability. The increase in selling, general and administrative expenses during the first nine months of fiscal 2010 was primarily a result of variable compensation expenses and legal expenses associated with the auction rate securities (“ARS”) arbitration.
     Although hard drive customers are continuing to take delivery of systems to increase their capacity, Intevac expects its Equipment revenue for the fourth quarter of 2010 to decline from the third quarter of 2010 due to a lower level of system shipments. Intevac expects Intevac Photonics’ revenues in the fourth quarter of 2010 to increase from the third quarter of 2010 as Photonics continues to increase its product shipments, and penetrate new major military program opportunities.
     Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “Continuum™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “MOSIR®,” “NanoVista™”, “NightVista®,” “Night Port™,” and “RAPID-ID™”.
Results of Operations
Net revenues

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Equipment	$55,868	$12,293	354.5%	$141,453	$24,477	477.9%
Intevac Photonics	8,759	6,862	27.6%	24,914	19,304	29.1%

Total net revenues	$64,627	$19,155	237.4%	$166,367	$43,781	280.0%

     Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; revenue from contract research and development related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products and table-top and handheld Raman instruments.

     Equipment revenue for the three and nine months ended October 2, 2010 increased over the same periods in the prior year as a result of higher sales of disk sputtering systems, technology upgrades and spare parts. During the third quarter of 2010 Intevac recognized revenue on eight 200 Lean systems, disk equipment technology upgrades and spare parts. Equipment revenue for the nine months ended October 2, 2010 included revenue recognition for twenty-two 200 Lean systems, upgrades and spare parts. During the three and nine months ended September 26, 2009 Intevac recognized revenue on one 200 Lean system, disk equipment technology upgrades and spare parts. Long-term demand for hard disk drives is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of systems needed to support this growth can vary from year to year and is dependent on the factors noted above.
     Intevac Photonics revenue for the three and nine months ended October 2, 2010 increased over the same periods in the prior year which was the result of increased contract research and development work and increased product sales. Intevac Photonics revenues for the three months ended October 2, 2010 consisted of $5.2 million of research and development contract revenue and $3.5 million of product sales as compared to $4.5 million of research and development contract revenue and $2.3 million of product sales for the three months ended September 26, 2009. Intevac Photonics revenues for the nine months ended October 2, 2010 consisted of $14.1 million of research and development contract revenue and $10.8 million of product sales as compared to $11.5 million of research and development contract revenue and $7.8 million of product sales for the nine months ended September 26, 2009. The increase in product revenue resulted from higher sales of digital night-vision camera modules, systems and commercial products. The increase in contract research and development revenue was the result of a higher volume of contracts. Intevac expects that in the remainder of 2010, Intevac Photonics revenues will grow driven by government spending as well as growth in commercial products. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of commercial products.
     Intevac’s backlog of orders at October 2, 2010 was $64.9 million, compared to $73.8 million at December 31, 2009 and $52.2 million at September 26, 2009. The $64.9 million of backlog at October 2, 2010 consisted of $44.6 million of Equipment backlog and $20.3 million of Intevac Photonics backlog. The $73.8 million of backlog at December 31, 2009 consisted of $57.5 million of Equipment backlog and $16.3 million of Intevac Photonics backlog. Backlog at October 2, 2010 included six 200 Lean systems as compared to ten at December 31, 2009 and five at September 26, 2009.
     International sales increased by 559.5% to $50.0 million for the three months ended October 2, 2010 from $7.6 million for the three months ended September 26, 2009 and by 559.4% to $127.9 million for the nine months ended October 2, 2010 from $19.4 million for the nine months ended September 26, 2009. International sales include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 77.3% of net revenues for the three months ended October 2, 2010 and 39.6% of net revenues for the three months ended September 26, 2009. International sales constituted 76.9% of net revenues for the nine months ended October 2, 2010 and 44.3% of net revenues for the nine months ended September 26, 2009. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Equipment gross profit	$27,271	$5,925	360.3%	$66,686	$10,132	558.2%
% of Equipment net revenues	48.8%	48.2%		47.1%	41.4%
Intevac Photonics gross profit	$2,313	$2,753	(16.0)%	$6,410	$7,324	(12.5)%
% of Intevac Photonics net revenues	26.4%	40.1%		25.7%	37.9%
Total gross profit	$29,584	$8,678	240.9%	$73,096	$17,456	318.7%
% of net revenues	45.8%	45.3%		43.9%	39.9%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin was 48.8% in the three months ended October 2, 2010 compared to 48.2% in the three months ended September 26, 2009 and was 47.1% in the nine months ended October 2, 2010 compared to 41.4% in the nine months ended September 26, 2009. The higher gross margin was due primarily to product mix, higher revenues and higher factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 26.4% in the three months ended October 2, 2010 compared to 40.1% in the three months ended September 26, 2009 and was 25.7% in the nine months ended October 2, 2010 compared to 37.9% in the nine months ended September 26, 2009. The decrease in gross margin resulted primarily from higher costs, as Intevac Photonics ramps to high-volume production of its digital night-vision camera module for a NATO customer, lower margins on development contracts, and increased provisions for warranty and for excess and obsolete inventory.
Research and development

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Research and development expense	$7,063	$6,840	3.3%	$20,618	$22,255	(7.4)%
% of net revenues	10.9%	35.7%		12.4%	50.8%
     Research and development spending increased in Equipment during the three months ended October 2, 2010 as compared to the three months ended September 26, 2009 primarily as the result of bonus and profit sharing accruals. Research and development spending decreased in Equipment during the nine months ended October 2, 2010 as compared to same period in the prior year as a result of reduced spending on semiconductor products, offset by increased investment in photovoltaic development. Research and development spending decreased in Intevac Photonics during the three and nine months ended October 2, 2010 as compared to the same periods in the prior year reflecting decreased spending for sensor yield improvements and digital night vision goggle development. Research and development expenses do not include costs of $3.3 million and $9.2 million for the three and nine months ended October 2, 2010 respectively, or $2.3 million and $6.4 million for the three and nine months ended September 26,

2009, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Selling, general and administrative expense	$7,148	$5,551	28.8%	$21,273	$16,654	27.7%
% of net revenues	11.1%	29.0%		12.8%	38.0%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three months ended October 2, 2010 compared to the three months ended September 26, 2009 was primarily the result of bonus and profit sharing accruals. The increase in selling, general and administrative spending in nine months ended October 2, 2010 compared to the same period in the prior year was primarily the result of bonus and profit sharing accruals and legal expenses associated with the ARS arbitration, offset in part by lower equity-based compensation expense.
Interest income and other, net

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Interest income and other, net	$(84)	$122	(168.9)%	$379	$780	(51.4)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three and nine months ended October 2, 2010 resulted from lower average invested balances, lower interest rates and fluctuations in foreign currency gains and losses.
Income tax provision (benefit)

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)

Income tax provision (benefit)	$2,110	$(1,799)	217.3%	$4,638	$(8,621)	153.8%
     Intevac’s effective income tax rate for the three and nine months ended October 2, 2010 was 13.7% and 14.5%, respectively. Intevac’s effective income tax rate for the three and nine months ended September 26, 2009 was 50.1% and 46.7%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Liquidity and Capital Resources
     At October 2, 2010, Intevac had $129.2 million in cash, cash equivalents, and investments compared to $89.8 million at December 31, 2009. During the first nine months of 2010, cash and cash equivalents and investments increased by $39.4 million due primarily to net income and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans partially offset by purchases of fixed assets.
     Cash, cash-equivalents and investments consist of the following:

	October 2,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$118,843	$17,592
Short-term investments	—	6,000
Long-term investments	10,358	66,249

Total cash, cash equivalents and investments	$129,201	$89,841

     Operating activities generated cash of $39.8 million during the first nine months of 2010 and used cash of $8.5 million during the first nine months of 2009. The increase in cash generated by operating activities was due primarily to the increase in net income during the first nine months of 2010.
     Accounts receivable totaled $33.6 million at October 2, 2010, compared to $44.8 million at December 31, 2009. The decrease of $11.2 million in the receivable balance was due to collection of customer deposit invoices which were outstanding at the end of the prior year and collection of systems receivables. Total net inventories increased to $26.6 million at October 2, 2010, compared to $19.1 million at December 31, 2009 primarily as a result of increased business levels. Accounts payable increased to $6.9 million at October 2, 2010 compared to $4.7 million at December 31, 2009 in line with increased manufacturing activities. Accrued payroll and related liabilities increased by $7.4 million during the nine months ended October 2, 2010 primarily related to bonus and profit sharing accruals. Other accrued liabilities decreased to $6.5 million at October 2, 2010 from $11.1 million at December 31, 2009, primarily due to revenue recognition in the first quarter of 2010 on a 200 Lean system shipment that had been deferred in the fourth quarter of 2009 until customer acceptance and demonstration of product specifications. Customer advances decreased by $3.4 million during the first nine months of 2010, as liquidations related to revenue recognition were higher than new advances received from customers.
     Investing activities in the first nine months of 2010 generated cash of $59.5 million. Proceeds from sales and maturities of investments, net of purchases of investments totaled $65.0 million. Capital expenditures for the nine months ended October 2, 2010 were $5.4 million.

     Financing activities generated cash of $1.8 million in the first nine months of 2010 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     As of October 2, 2010, Intevac’s available-for-sale securities represented $10.9 million par value of ARS, less a temporary valuation adjustment of $637,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the first nine months of 2010, $59.1 million of ARS were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at October 2, 2010, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC, using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of October 2, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and recognized the reversal of a $3.3 million temporary impairment charge in other comprehensive income.
     Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $3.0 to $4.0 million in capital expenditures during the remainder of 2010.
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
Revenue Recognition
     Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment collectibility is not reasonably assured.
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
     For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2009 Form 10-K. Management believes that there has been no significant change during the three and nine months ended October 2, 2010 to the items identified as critical accounting policies in Intevac’s 2009 Form 10-K except as set forth above.

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
     The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at October 2, 2010.

						Fair
	2010	2011	2012	Beyond	Total	Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$3,000	—	—	—	$3,000	$3,000
Weighted-average rate	0.06%	—	—	—
Variable rate amounts	$80,289	—	—	—	$80,289	$80,289
Weighted-average rate	0.10%	—	—	—
Long-term investments
Fixed rate amounts	—	—	—	$10,900	$10,900	$10,263
Weighted-average rate	—	—	—	0.68%
Total investment portfolio	$83,289	—	—	$10,900	$94,189	$93,552
     At October 2, 2010, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of October 2, 2010, Intevac had $10.3 million in ARS in the condensed consolidated balance sheet, which is net of a temporary unrealized loss of $637,000. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it will not be required to sell the ARS before the recovery of their par amount. The unrealized loss is included in other comprehensive income.
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
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At October 2, 2010, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended October 2, 2010, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010.
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
We are exposed to risks associated with a highly concentrated customer base and industry consolidation.
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers can lead to extreme variability in revenue and financial results from period to period.

     Industry consolidation can limit the number of potential customers for our products. For example, Seagate acquired Maxtor in 2006, Western Digital acquired Komag in 2007 and acquired Hoya’s magnetic media operations in 2010, and Toshiba acquired Fujitsu’s hard drive business in 2009. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.
Our growth depends on development of technically advanced new products and processes.
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our semiconductor products, LEAN SOLAR systems for PV applications and our digital night-vision products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment, and the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date Intevac has not received revenue from our semiconductor or PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently during fiscal 2009, and have caused us to be cautious about our future outlook. Although macroeconomic and global market conditions improved in the latter half of 2009 and the first nine months of 2010, our customers continue to remain cautious as it relates to the sustainability of the recovery. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
     In addition, while we intend to finance operations with existing cash and cash flow from operations, if necessary, we may require financing to support our continued operations. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all.
We may be subject to additional impairment charges due to potential declines in the fair value of our assets.
     As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations in light of current operating performance and future operating expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 5. “Goodwill and Purchased Intangible Assets, Net” in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.
We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.
     In the market for our disk sputtering systems, we have experienced competition from Anelva Corporation, a subsidiary of Canon, which has sold substantial numbers of systems worldwide. In the market for semiconductor equipment we are attempting to enter a market with several large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba-Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific, and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor and photovoltaic equipment markets where we have not previously offered products. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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

     We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $40 million of taxable income in order to realize the Federal deferred tax assets recorded as of October 2, 2010. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
The liquidity of our auction rate securities is impaired, which could impact our ability to meet cash requirements and require additional financing.
     At October 2, 2010, we held auction rate securities (“ARS”) with a par value of $10.9 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 21 to 35 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS have failed auction. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the auction rate securities held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of October 2, 2010, all of these securities are currently rated investment grade but there is no assurance that these ratings will continue in the future. As of October 2, 2010, securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These securities are classified as long-term investments and we recorded a temporary impairment charge of $637,000. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. In addition, Intevac could, in such a situation require additional financing which might not be available on favorable terms, if at all.
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

INTEVAC, INC.
Date: November 2, 2010	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2010	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)