Form 10-K
period 2010-12-31
INTEVAC INC
filed 2011-02-25
CIK 1001902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 3, 2010 was approximately $146,965,844 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 24, 2011, 22,761,223 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Annual Report on Form 10-K (report or Form 10-K) of Intevac, Inc. and its subsidiaries (“Intevac” or the “Company”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, is forward-looking in nature. All statements in this report, including those made by the management of Intevac, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Intevac’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Intevac’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Intevac’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Intevac or on its behalf. Intevac undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

Item 1.	Business

Overview

Intevac’s business consists of two reportable segments:

Equipment:  Intevac is a leader in the design, development and marketing of high-productivity process manufacturing equipment solutions to the hard disk drive industry. Intevac also offers high-productivity process manufacturing equipment and inspection solutions for the solar photovoltaic (“PV”) industry and wafer handling platforms for the semiconductor industry.

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

Demand for Intevac’s disk manufacturing products is driven by a number of factors, including unit demand for hard disk drives, market share, the average number of magnetic disks used in each hard drive, utilization and productivity of disk manufacturers’ installed base of magnetic disk manufacturing equipment and obsolescence of the installed base as a result of new technologies such as perpendicular recording. The introduction of perpendicular recording technology by disk manufacturers had a significant impact on the equipment market, and increased demand both for new equipment, such as Intevac’s 200 Lean® disk sputtering system, and for technology upgrades to the installed base of Intevac’s legacy MDP-250 systems from 2005 through 2007.

Intevac expects that hard disk drive manufacturers will extend planar perpendicular media for the next several years with the introduction of thermal assisted magnetic recording (“TAMR”) followed by patterned media, the next major media technology for the hard drive industry. Intevac believes that the transition to TAMR will require that disk manufacturers upgrade their installed base of equipment and will result in increased demand for equipment technology upgrades to be performed by Intevac. The transition to patterned media by disk manufacturers, which introduces new processes and requires new equipment, will result in increased demand for Intevac’s equipment. Although Intevac does not expect the transition to patterned media to occur for several years, Intevac introduced the 200 Lean Gen II etch and deposition system in 2009 which is being used by the industry for patterned media application development.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

Disk sputtering is the process of depositing a thin film of various materials on a substrate. Intevac equipment deposits magnetic films, non-magnetic films and protective carbon-based overcoats on disks that are to be used in hard disk drives using sputtering or chemical vapor deposition (“CVD”) technologies.

Intevac’s 200 Lean systems began shipping in 2003 with the installed base reaching over 140 systems by the end of 2010. Intevac estimates that approximately 90% of these systems are used in production with the balance used for research and development.

In 2008, Intevac shipped the first 200 Lean Gen II system, which is designed to deliver 25% higher throughput than the original 200 Lean systems. This increase in throughput enables Intevac customers to manufacture more magnetic disks per square foot of factory floor space, further reducing overall cost per disk.

In 2009, Intevac shipped the first 200 Lean Gen II etch and deposition system to be used for patterned media. Intevac provides a cost-effective solution for high-volume manufacturing by providing new etch and associated process modules on the high-productivity 200 Lean Gen II platform.

From 1994 through 2005, Intevac shipped approximately 110 MDP-250’s. As of the end of 2010, Intevac believes that approximately 65% of these systems are still being used for production. The balance of these systems is being used by customers for research and development, is in storage or has been retired from service.

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

The Intevac AccuLubertm lubricates disks by depositing a thin film of lubricant on the disk while it is under vacuum. This eliminates the use of solvents during the lubrication process, which are environmentally hazardous and are expensive to procure, store and dispose.

Deposition System

The Intevac LithoPrimetm is a process-critical production tool for nano-imprint-lithography. It enables patterning on hard disks by coating a thin adhesion layer between the disk and the resist. This is a crucial step of the imprint process for patterned media. Nano-imprinting is vital for the next generation technology transition to patterned media.

Non-Systems Business

Intevac also provides installation, maintenance and repair services, technology upgrades, spare parts and consumables to Intevac’s system customers. Non-system business as a percentage of Equipment revenues was 45% in 2008, 51% in 2009 and 27% in 2010.

Semiconductor Equipment Market

Intevac designs, manufactures and markets vacuum wafer-handling automation equipment to the semiconductor manufacturing industry. Semiconductor manufacturers fabricate chips and devices which are used in a variety of products including computers, telecommunications equipment, automotive, consumer electronics and wireless communications devices. Intevac believes that demand for semiconductor chips will continue to grow over time both in terms of unit volumes and device complexity.

Semiconductor device fabrication is the process used to create the integrated circuits (silicon chips). It is a multiple-step sequence of photographic and chemical processing steps during which electronic circuits are gradually created on a silicon wafer. Semiconductor manufacturers fabricate semiconductor chips in a sophisticated manufacturing process using a wide range of manufacturing equipment and process steps. The requirement for efficient, high throughput and extremely clean manufacturing for semiconductor wafer fabs has created a substantial market for vacuum wafer handling automation equipment. Wafer handling equipment moves wafers between process chambers on semiconductor systems.

Wafer Handling System

In 2010 Intevac introduced Continuumtm, a high-productivity vacuum wafer handling system. Intevac’s platform solution offers customers a cost-effective, flexible alternative to the current cluster platform designs. Continuum’s linear motion architecture and dual robot transport system enables faster wafer transport, and offers advantages over alternative wafer transfer design as well as traditional cluster mainframes. To date Intevac has not recognized revenue from its semiconductor wafer handling product.

Solar Market

Intevac designs, manufactures and markets capital equipment to the photovoltaic (“PV”) solar manufacturing industry. Today, fossil fuels are used to generate most of the world’s electricity supply. Volatile prices, increasing demand, growing environmental concerns and the desire for energy security are all driving the growth of renewable energy sources such as solar. As a result there is growing global demand for renewable energy sources such as PV solar electricity.

The cost of electricity generated from solar PV energy is higher than that of electricity generated by traditional energy sources. To offset the higher costs associated with solar energy and to encourage the adoption of alternative energy supplies, governments around the world have implemented various tax credits and other financial incentives. If solar power is to become an effective competitor to traditional energy sources, a more efficient solar manufacturing process must be implemented to lower the cost per watt of electricity from solar PVs. New process technologies and integrated processing steps will become increasingly important as companies search for lower cost manufacturing solutions. Leading solar market research analysts are forecasting that the global PV energy market demand will double between 2011 and 2014 to 33.95 GigaWatts. In 2010 the capital equipment spending amount in crystalline silicon (“c-Si”) cell alone was $3.47 billion. At the same time solar cell manufacturers are forecasted to increase capacities on average by 35% per year.

A solar cell (also called photovoltaic or PV cell) is a solid state device that converts the energy of sunlight directly into electricity. Solar cells, photovoltaic modules and photovoltaic arrays are assembled components. Assemblies of cells are used to make solar modules, also known as solar panels. Solar panels have broad-based end market applications for solar farms, integrated building PV arrays, rooftop grids and portable devices.

Currently, there are two prevailing processes for manufacturing PV material: wafer-based c-Si and thin film solar cell manufacturing processes. Crystalline silicon uses silicon wafers and is similar to traditional semiconductor manufacturing processes. Thin film coating involves applying a deposition process and thin-film coating process onto glass or metal substrates. Intevac offers products for both manufacturing processes.

While the manufacturing of thin film photovoltaic cells is expected to be an important and growing low cost cell segment of the market, the majority of the market is served by c-Si cell manufacturers. Intevac believes that the c-Si solar market will continue to be a large and growing market with multiple cell technologies. Intevac believes that both thin film and c-Si solar technologies can benefit in lower cost manufacturing solutions from the integrated processing solutions that Intevac specializes in.

In c-Si solar processing there are three vacuum process applications: deposition, etching and doping by ion implant. With Intevac’s acquisition of Solar Implant Technologies, Inc. in November 2010, Intevac believes that it now has the required expertise to develop a complete set of vacuum process modules to support c-Si cell manufacturers’ technology and cost reduction roadmaps.

Solar Manufacturing Products

Solar Cell Processing System

Intevac offers integrated, multi-step manufacturing solutions for c-Si and Copper indium gallium (di)selenide (“CIGS”) thin film applications. Integrating multiple steps onto one platform can significantly lower solar cell manufacturing costs. This unique manufacturing solution, LEAN SOLARtm, was leveraged from our leading hard disk drive system design. LEAN SOLAR is a high-productivity solar process equipment solution enabling low-cost solar cell manufacturing and high cell efficiency for both CIGS (thin film) and c-Si solar. LEAN SOLAR performs single substrate processing for precise process control, and as a small footprint solar cell processing system, offers low-cost, high-productivity manufacturing to the photovoltaic industry. Intevac believes that LEAN SOLAR has the flexibility to accommodate Intevac’s customers’ specific system configurations and the ability to run multiple applications. These applications include CIGS on glass or stainless steel substrates, and c-Si based applications.

In 2009 Intevac began offering processing equipment to PV cell manufacturers for CIGS thin film applications and in 2010 began offering processing equipment for wafer-based crystalline silicon (“c-Si”) applications. To date Intevac has not recognized revenue from its PV manufacturing products.

Inspection System

Intevac’s NanoVistatm Photoluminescence Inspection System is used in photovoltaic cell inspection. With high throughput material handling capability and a proprietary, high sensitivity, high resolution camera, NanoVista captures solar cell images in milliseconds with greater accuracy than other imaging systems. The NanoVista system benefits from the use of Intevac’s leadership in low-light imaging technology and uses the proven proprietary Electron Bombarded Active Pixel Sensor (“EBAPS®”) technology developed at Intevac’s Photonics division. This sensor technology enables higher sensitivity and higher speed photoluminescence inspection. The NanoVista photoluminescence inspection system can be used in multiple spots along the crystalline silicon wafering and cell manufacturing lines as well as in CIGS manufacturing.

In 2010 Intevac began offering inspection equipment to PV cell manufacturers. To date Intevac has not recognized revenue from its PV inspection products.

Intevac Photonics Segment

Intevac Photonics Market

Intevac develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images based on Intevac’s core EBAPS® technology. Intevac provides sensors, cameras, near-eye displays and systems for military applications such as night vision, long-range target identification and simulation training. Intevac also provides commercial products that include compact Raman instruments and cameras for commercial applications in the inspection, medical, and scientific markets, and for government applications in law enforcement and in the chemical, biological and explosives threat-detection markets. Historically, the majority of Intevac’s Photonics revenue has been derived from contracts related to the development of low-light electro-optical sensors, systems and cameras, funded by the U.S. government, its agencies and contractors. However, the percentage of Intevac Photonics revenue derived from product sales continues to increase and grew from 37% in 2008 to 40% in 2009 and 47% in 2010.

Military Products

Digital Enhanced Night Vision Goggle

The U.S. military is funding development of a compact, head-mounted digital imaging system, or Digital Enhanced Night Vision Goggle (“ENVG-D”). ENVG-D integrates a visible light imager, a thermal imager and a video display. This approach allows low-light level and thermal imagery to be viewed individually, or to be overlaid (“digitally fused”), and enables connectivity to a wireless network for distribution of the imagery and other information. The U.S. Army continues to further develop and evaluate this system.

Night Port

Night Porttm is an integrated digital night vision viewer utilizing Intevac’s EBAPS and display technology. Night Port combines digital sensor and near-eye display technology to create a compact, monocular system that provides full digital night vision viewing and recording capabilities. The Night Port system is designed to replace legacy night vision goggles for military and commercial applications for ground and avionics night vision. Derivatives of Night Port are currently being evaluated by the U.S. Special Operations for ground applications.

LIVAR

Intevac Photonics’ Laser Illuminated Viewing and Ranging (“LIVAR®”) camera enables the development of long range military nighttime surveillance systems which can identify targets at distances of up to twenty kilometers. Presently, Intevac Photonics’ LIVAR camera is being incorporated into multiple U.S. military programs for long-range target identification in land-based and airborne applications.

Intensified Photodiodes

Intevac continues to develop, under a number of research and development contracts, intensified photodiode technology that enables single photon detection at extremely high data rates, which is designed for use in target identification and other military applications.

Near-Eye Display Systems

Near-eye display systems are high-performance, micro-display products for near-eye, portable viewing of video in military and commercial markets. Intevac’s eyeglass and helmet-mounted display systems provide high definition and a wide field-of-view in miniaturized light-weight and portable designs. Intevac I-Porttm helmet-mounted display provides solutions for such diverse markets as medical, industrial, commercial and military, including training and simulation.

Commercial Products

Raman spectrometer systems are used to identify the chemical composition of solid materials, powders and liquids by illuminating the sample with a laser and measuring the characteristic spectrum of light scattered from the tested sample. Raman spectroscopy is used in forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance applications. Intevac provides bench-top and handheld Raman instruments, designed by DeltaNu®, that perform non-destructive identification of liquids and solids in the field and in the laboratory. Intevac is developing handheld Raman instruments to incorporate Intevac’s core near infrared (“NIR”) sensors to enable the detection of critical materials in the growing chemical, biological and explosives threat detection market.

Handheld Raman Materials Identification Instruments

ReporteRtm is a palm-sized spectrometer that identifies materials for the first responder, homeland security and law enforcement industries. ReporteR identifies substances by comparing unique molecular fingerprints to reference materials stored in its library. RAPID-IDtm is a palm-sized, lightweight materials identification tool designed to analyze and identify industrial plastics for use in the automotive, consumer products and medical device industries. Observertm is a stand-off materials identification tool that operates at distances from three meters to over twenty meters which is used by defense contractors for detecting explosives and hazardous materials. PHARMA-IDtm is a palm-sized materials identification tool used by pharmaceutical manufacturers in inspection of incoming raw materials.

Laboratory Instruments

Intevac’s Advantage product line of low-cost, high-performance bench-top spectrometers are available at 532 nm, 633 nm, 785 nm or 1064 nm excitation wavelengths for education and research use. ExamineRtm is a modular Raman microscopy system designed for applications that require precise spectral characterization at 532 nm, 785 nm, or 1064 nm wavelengths.

Low-Light Cameras

Intevac Photonics’ MicroVista® product line of commercial low-light Complementary Metal — Oxide — Semiconductor (“CMOS”) cameras provides high sensitivity in the ultraviolet, visible or NIR regions of the spectrum by using proprietary fabrication technology in back-thinning CMOS sensors. MicroVista’s compact and lightweight camera design is used in industrial inspection, bio-medical and scientific applications. These cameras are primarily sold through distribution channels and to original equipment manufacturers.

Backlog

Intevac’s backlog of orders at December 31, 2010 was $46.7 million, as compared to $73.8 million at December 31, 2009. Backlog at December 31, 2010 consisted of $27.3 million of Equipment backlog and $19.4 million of Intevac Photonics backlog. Backlog at December 31, 2009 consisted of $57.5 million of Equipment backlog and $16.3 million of Intevac Photonics backlog. The decrease in Equipment backlog was primarily the result of decreased orders for 200 Lean disk sputtering systems. Backlog at December 31, 2010 included two 200 Lean systems and two LEAN SOLAR systems, as compared to ten 200 Lean systems in backlog at December 31, 2009. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers. In 2010 sales to Seagate, Hitachi Global Storage Technologies, and Fuji Electric each accounted for more than 10% of Intevac’s revenues. In 2009 and 2008 sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues. In the aggregate, sales to these three customers accounted for 78%, 58% and 80% of revenues in 2010, 2009 and 2008 respectively. Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 77% of revenue in 2010, 50% of revenue in 2009, and 69% of revenue in 2008. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that sales to these international customers will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology, Seagate, and Western Digital. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has only one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac is entering the semiconductor wafer-handling equipment market, and Intevac faces competition from large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is entering the PV equipment market, and faces competition from large established global competitors including Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau, and Von Ardenne as well as smaller regional competitors and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. These competitors all have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Intevac Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Intevac Photonics products And many competitors have substantially greater resources and brand recognition. In the military market, ITT Industries, is a large and well-established defense contractor and is a primary U.S. manufacturer of image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac’s digital night vision sensors, cameras and systems are intended to displace Generation-III night vision based products. Intevac expects that ITT, Fairchild Imaging (which is being acquired by BAE Systems) and other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins, Vuzix and BAE, all of which can offer cost-competitive products. In the commercial markets, companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper offer competitive sensor and camera products, and companies such as Ahura, B&W Tek, GE Security, Horiba — Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection offer competitive Raman spectrometer products.

Marketing and Sales

Equipment sales are made through Intevac’s direct sales force, except in Japan where Intevac sells its products through a distributor, Matsubo. The selling process for Intevac’s Equipment products is multi-level and long-term, involving individuals from marketing, engineering, operations, customer service and senior management.

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

Intevac maintains inventories of spare parts in the United States, Singapore and China to support its customers. Intevac often requires its customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances, which are released into revenue in accordance with Intevac’s revenue recognition policy.

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

Warranties for Intevac’s Equipment typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable parts are supplied and installed without charge. Intevac’s employees provide field service support in the United States, Singapore, Malaysia, China and Japan. In Japan, field service support is also supplemented by Intevac’s distributor, Matsubo.

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

Intevac invested $27.9 million (13.8% of net revenues) in fiscal 2010, $28.1 million (36.0% of net revenues) in fiscal 2009, and $35.1 million (31.8% of net revenues) in fiscal 2008 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 18.6% of net revenues on product development and engineering over the last five years.

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

Intevac enters into patent and technology licensing agreements with other companies when management determines that it is in Intevac’s best interest to do so. Intevac pays royalties under existing patent license agreements for use of certain patented technologies in several of Intevac’s products. Intevac also receives, from time to time, royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been material to Intevac’s consolidated results of operations.

In the normal course of business, Intevac periodically receives and makes inquiries regarding possible patent infringements. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If Intevac is not able to resolve or settle claims, obtain necessary licenses and/or successfully prosecute or defend Intevac’s position, Intevac’s business, financial condition and results of operations could be materially and adversely affected.

Manufacturing

Intevac manufactures its Equipment products at its facilities in California and Singapore. Intevac’s Equipment manufacturing operations include electromechanical assembly, vacuum processing, fabrication of sputter sources, and system assembly, alignment and testing.

Intevac Photonics products are manufactured at Intevac’s facilities in California and Wyoming. Intevac Photonics manufactures sensors, cameras, integrated camera systems, compact Raman spectrometry instruments and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At December 31, 2010, Intevac had 445 employees, including 45 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 25, 2011 is listed below:

Name	Age	Position

Executive Officers:
Norman H. Pond	72	Chairman of the Board
Kevin Fairbairn	57	President and Chief Executive Officer
Jeffrey Andreson	49	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Michael Russak	64	Executive Vice President and General Manager, Hard Disk Equipment Products
Luke Marusiak	48	Executive Vice President, Chief Operating Officer
Christopher Smith	51	Executive Vice President, Emerging Markets
Kimberly Burk	45	Vice President, Human Resources
Joseph Pietras	56	Executive Vice President and General Manager, Intevac Photonics
Other Key Officers:
Babak Adibi	56	Vice President and General Manager, Solar Implant
Verle Aebi	56	Chief Technology Officer, Intevac Photonics
James Birt	46	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	51	Vice President, Technology, Equipment Products
Jerry Carollo	57	Vice President, Strategic Business Development, Intevac Photonics
Timothy Justyn	48	Vice President of Manufacturing, Intevac Photonics
Dave Kelly	48	Vice President, Engineering, Intevac Vision Systems
Edward Murrer	61	Vice President, Business Development, Solar Implant

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

Mr. Marusiak rejoined Intevac in January 2010 and currently serves as Executive Vice President, Chief Operating Officer. Mr. Marusiak had previously served as Intevac’s Chief Operating Officer from 2004 through 2008. From October 2008 through December 2009, Mr. Marusiak served as the Chief Executive Officer of MDC Vacuum Products, LLC. Before joining Intevac, Mr. Marusiak was employed by Applied Materials from July 1991 to April 2004, most recently as Senior Director of North American Operations. From 1984 to 1991, Mr. Marusiak served as a signal officer in the U.S. Army. Mr. Marusiak holds a BS in electrical engineering from Gannon University and an MS in teleprocessing science from the University of Southern Mississippi.

Mr. Smith joined Intevac in August 2010 as Executive Vice President, Emerging Markets. Mr. Smith has over 25 years of executive-level experience in the semiconductor and solar capital equipment markets. Prior to joining Intevac, Mr. Smith served as Senior Vice President Sales and Customer Support at Oerlikon Solar, from November 2007 to August 2010. From 2006 to 2007 he served as Senior Vice President of Sales and Service with Cymer. Previously, Mr. Smith was employed by Applied Materials from 1994 to 2006. While at Applied Materials he held a variety of executive-level customer support and operations positions. He also served as product business group general manager for Chemical Mechanical Polishing and was managing director of Global Business Development for the Dielectric and Physical Vapor Deposition Product Business Groups. Mr. Smith earned his BS in Business Administration / Material Management from San Jose State University.

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

Dr. Adibi joined Intevac in November 2010 as Vice President and General Manager, Solar Implant. Prior to joining Intevac, Dr. Adibi was President, Chief Technology Officer and Co-Founder of Solar Implant Technologies, Inc. Prior to founding Solar Implant Technologies, Inc., Dr. Adibi worked for Silicon Genesis Corporation from 2006 to 2008 as the General Manager of the Solar Equipment Division. From 2003 to 2006 he served as Vice President in the Laser Annealing Product Division of Ultratech, Inc. Previously, Dr. Adibi was employed by Applied Materials from 1985 to 2003. While at Applied Materials he held a variety of executive-level engineering positions. Dr. Adibi holds numerous patents in the area of ion implantation, a PhD in ion implantation and semiconductors and a MS in nuclear power from Surrey University in England and a BS in physics from the Imperial College of London.

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

Mr. Carollo joined Intevac in November 2007 as Vice President and General Manager of Intevac’s Creative Display Systems subsidiary and currently serves as Vice President of Strategic Business Development, Intevac Photonics. Prior to joining Intevac, Mr. Carollo was founder, President and Chief Executive Officer of Creative Display Systems. Prior to founding Creative Display Systems Mr. Carollo worked for Rockwell-Collins Optronics Electro-Optics from 1993 to 2006 where his most recent position was General Manager. Mr. Carollo holds numerous patents in the area of optics, display systems and optical communications, a MS in optics from the University of Rochester and a BS in physics from the State University of New York.

Mr. Justyn currently serves as Vice President of Manufacturing, Intevac Photonics. Mr. Justyn served as Vice President of Operations, Intevac Photonics from October 2008 to September 2010. Mr. Justyn served as Vice President, Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

Mr. Murrer joined Intevac in November 2010 as Vice President, Business Development, Solar Implant. Mr. Murrer has over 25 years of executive-level experience in the solar capital equipment and software markets. Prior to joining Intevac, Mr. Murrer was Chairman, Chief Executive Officer and Co-Founder of Solar Implant Technologies, Inc. Prior to founding Solar Implant Technologies, Inc., Mr. Murrer worked for Silicon Genesis Corporation from 2006 to 2008 as Vice President of Marketing and Business Development. From 2003 to 2006 he served as Senior Vice President of Sales and Marketing with Kyberpass, Inc. Previously, Mr. Murrer was employed by Persistence Software from 2001 to 2003. Mr. Murrer holds a BS and a MS in mechanical engineering from the Purdue University.

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

Trade Marks

“200 Lean®,” “AccuLubertm,” “Continuumtm,” “DeltaNu®,” “EBAPS®,” “ExaminerRtm,” “I-Porttm,” “LEAN SOLARtm,” “LithoPrimetm,” “LIVAR®,” “MicroVista®,” “NanoVistatm”, “NightVista®,” “Night Porttm,” “PHARMA-IDtm,” and “RAPID-IDtm” among others, are our trademarks.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives. We have also entered markets to sell equipment used to manufacture commodity technology products such as semiconductor devices and photovoltaic (“PV”) solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage. We cannot predict with any certainty when these cycles will begin or end.

Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures, far in excess of the cost of our systems alone, when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. The magnetic disk, semiconductor and solar cell manufacturing industries have from time to time made significant additions to their production capacity. Our customers generally reduce their level of capital investment during downturns in the overall economy, or during a downturn in their industries.

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

Sales of new manufacturing systems are also dependent on obsolescence and replacement of the installed base of our customers’ existing equipment with newer, more capable equipment. If upgrades are developed that extend the useful life of the installed base of systems, then we tend to sell more upgrade products and fewer new systems, which can significantly reduce total revenue. For example, some of our 200 Lean customers continue to use legacy systems for the production of perpendicular media, which delayed the replacement of such systems with new 200 Lean systems.

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

In the market for our disk sputtering systems, we experience competition from Canon Anelva, which has sold a substantial number of systems worldwide. In the market for semiconductor wafer handling equipment we are attempting to enter a market with several large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging (which is being acquired by BAE Systems). In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba — Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor and photovoltaic equipment markets where we have not previously offered products. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

We are exposed to risks associated with a highly concentrated customer base and industry consolidation.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers can lead to extreme variability in revenue and financial results from period to period.

Industry consolidation can limit the number of potential customers for our products. For example, Seagate acquired Maxtor in 2006 and Western Digital acquired Komag in 2007 and Hoya’s magnetic media operations in 2010. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.

Our growth depends on development of technically advanced new products and processes.

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Continuum wafer handling product, LEAN SOLAR systems for PV applications, our digital night-vision products, our Raman system products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment and the PV market. Our expansion into the PV market is dependent upon the success of our customers’

development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date Intevac has not recognized revenue from our semiconductor wafer handling or PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Any of these, or other factors, could lead to volatility and/or a rapid change in the trading price of our common shares. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against Intevac, could result in substantial costs and diversion of management time and attention.

Adverse economic conditions and volatility and disruption of the capital and credit markets may negatively impact our revenues and our ability to access financing.

Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods, including most recently during fiscal 2009, and have caused us to be cautious about our future outlook. Although macroeconomic and global market conditions improved in the latter half of 2009 and during fiscal 2010, our customers continue to remain cautious as it relates to the sustainability of the recovery. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.

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

Many of our products, especially Intevac Photonics’ products, require export licenses from U.S. government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 or the International Traffic in Arms Regulations. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to comply with export control laws, including identification and reporting of all exports and re-exports of controlled technology or exports made without correct license approval or improper license use could result in severe penalties and revocation of licenses. Failure to obtain export licenses, delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.

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

We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $52 million of taxable income in order to realize the Federal deferred tax assets recorded as of December 31, 2010. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

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

As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 6 “Goodwill and Purchased Intangible Assets, Net” in the Notes to the Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

The liquidity of our auction rate securities is impaired, which could impact our ability to meet cash requirements and require additional financing.

At December 31, 2010, we held auction rate securities (“ARS”) with a par value of $10.9 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 21 to 35 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS auctions have failed. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the ARS held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of December 31, 2010, all of these securities are currently rated investment grade but there is no assurance that these ARS will continue to be similarly rated in the future. As of December 31, 2010, securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These securities are classified as long-term investments and we recorded a temporary impairment charge of $627,000. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. In addition, Intevac could, in such a situation require additional financing which might not be available on favorable terms, if at all.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd. and in 2010 we acquired the outstanding shares of Solar Implant Technologies, Inc. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 25, 2011, there were 111 holders of record. In fiscal years 2010 and 2009 Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low

Fiscal 2010:
First Quarter	$16.82	$13.63
Second Quarter	15.48	10.48
Third Quarter	11.57	9.04
Fourth Quarter	15.25	9.73
Fiscal 2009:
First Quarter	$5.73	$3.43
Second Quarter	8.65	5.02
Third Quarter	13.14	7.45
Fourth Quarter	13.45	10.00

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested on December 31, 2005 in Intevac’s Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2005
AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND
NASDAQ COMPUTER MANUFACTURERS TOTAL RETURN INDEX

	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09	12/31/10
Intevac, Inc.	$100	$197	$110	$38	$87	$106
Nasdaq Stock Market Total Return Index	100	110	119	57	83	98
Nasdaq Computer Manufacturers Total Return Index	100	102	149	63	138	197

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$202,526	$77,981	$110,307	$215,834	$259,875
Gross profit	$87,672	$32,720	$43,339	$96,043	$100,959
Operating income (loss)	$31,238	$(17,347)	$(30,471)	$27,436	$47,999
Net income (loss)	$28,049	$(10,077)	$(15,345)	$27,345	$46,698
Earnings (loss) per share:
Basic	$1.26	$(0.46)	$(0.71)	$1.28	$2.22
Diluted	$1.22	$(0.46)	$(0.71)	$1.23	$2.13
At year end:
Total assets	$251,771	$203,378	$189,169	$215,413	$206,003
Long-term debt	$—	$—	$—	$1,898	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry, high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry and wafer handling platforms to the semiconductor industry. In 2009, Intevac announced a high-productivity thin-film solar cell manufacturing system for PV applications, LEAN SOLARtm, and began offering equipment to thin-film PV cell manufacturers. Intevac shipped the first LEAN SOLAR system to a customer in the second quarter of 2010. In 2010 Intevac also began offering LEAN SOLAR to support wafer-based crystalline silicon (“c-Si”) applications and inspection equipment to PV cell manufacturers. In the semiconductor capital equipment market, Intevac stopped offering its Lean Etch product and refocused its efforts on a linear wafer handling platform solution and in the second quarter of 2010 introduced Continuumtm, a high-productivity vacuum wafer handling system. To date, Intevac has not yet recognized any revenue from shipments of its semiconductor wafer handling and PV products. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor equipment, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the fourth quarter of 2010, Intevac completed the acquisition of the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, creating a manufacturing module for PV applications. During the third quarter of 2008, Intevac completed the acquisition of certain assets and liabilities of the magnetic media equipment business of OC Oerlikon Balzers Ltd. (“Oerlikon”).

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.

Intevac’s results are driven primarily by worldwide demand for hard drive disks, which in turn depends on end-user demand for personal computers, enterprise data storage, personal audio and video players and video game platforms. Intevac continues to execute its equipment diversification strategy into new markets by introducing products for PV solar cell and semiconductor equipment manufacturing. Intevac believes that expansion into these new markets which are significantly larger than the hard disk drive market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard drive disks, semiconductor wafer handling equipment, and PV cells, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

				% Change	% Change
Fiscal Year	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages and per share amounts)

Net revenues	$202,526	$77,981	$110,307	159.7%	(29.3	) %
Gross profit	87,672	32,720	43,339	167.9%	(24.5	) %
Gross margin percent	43.3%	42.0%	39.3%	1.3 points	2.7 points
Net income (loss)	28,049	(10,077)	(15,345)	378.3%	34.3%
Earnings (loss) per diluted share	$1.22	$(0.46)	$(0.71)	365.2%	35.2%

Fiscal 2008 financial results reflected a difficult environment as Intevac’s customers reduced or delayed capital expenditures as a result of industry consolidation, lower growth and global economic conditions. In this period, Intevac focused on lowering costs, improving efficiencies, and bringing new products to market. In 2008, Intevac acquired certain assets and liabilities of Oerlikon’s magnetic media equipment business. In the fourth quarter of fiscal 2008, in response to the deteriorating economic conditions, Intevac announced and executed a global cost reduction plan that reduced its cost structure and its cash burn, while still enabling Intevac to invest in products to drive future growth. Also during the fourth quarter of fiscal 2008, Intevac’s market capitalization and financial outlook were adversely impacted by the prevailing macroeconomic business environment. This triggered Intevac’s performing interim impairment tests on its goodwill and intangible assets; and as a result Intevac recorded non-cash goodwill and intangible impairment charges of $10.5 million.

Fiscal 2009 financial results reflected a challenging environment that resulted from the economic slowdown. Demand in the hard disk drive industry was flat compared to fiscal 2008 and Intevac’s Equipment customers did not require capacity additions. During fiscal 2009, demand for new equipment resulted primarily from the retirement of some legacy systems and customer research and development activities, including in patterned media. At the end of 2009, however, Intevac’s hard drive customers began taking delivery of systems for 2010 capacity needs. In 2009, Intevac Photonics business grew, driven by U.S. government spending plus incorporation of Intevac products into development, pre-production and some early stage production programs.

Fiscal 2010 financial results improved as Intevac’s Equipment customers took delivery of systems to increase their production capacity in response to growing demand for digital storage. In fiscal 2010, Intevac acquired SIT to develop PV manufacturing products. Net sales during fiscal 2010 reflected higher equipment sales to disk manufacturers and increased Intevac Photonics’ technology development contracts and product sales. Net income during fiscal 2010 reflected higher net sales, partially offset by higher selling, general and administrative expenses, and higher income tax expense. The increase in selling, general and administrative expenses during fiscal 2010 was primarily a result of variable compensation expenses, legal expenses associated with the auction rate securities (“ARS”) arbitration and transaction costs associated with completing the acquisition of SIT.

Intevac expects to sell fewer 200 Lean systems in fiscal 2011 compared to fiscal 2010 as the hard drive industry increased capacity and retired a significant number of legacy systems in 2010. Hard drive customers also took delivery of systems in the fourth quarter of fiscal 2010 which will meet some of their 2011 capacity needs. Long-term demand for hard disk drives is expected to increase, driven by growth in the demand for digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth is expected to vary from year to year depending on the factors noted above. In fiscal 2011, Intevac expects its hard drive customers will add some new systems for capacity production as well as invest in systems for technology development.

In fiscal 2011, Intevac expects that the Intevac Photonics business levels will be flat compared to fiscal 2010. For fiscal 2011, Intevac expects Photonics product revenue from low-light sensors and cameras to increase; however, contract research and development revenue will likely be lower as a result of the completion of certain development contracts in fiscal 2010 and delayed contract funding for several large programs due to delays in U.S. government defense budget approvals.

Results of Operations

Net revenues

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Equipment	$168,252	$51,389	$87,469	227.4%	(41.2)%
Intevac Photonics	34,274	26,592	22,838	28.9%	16.4%

Total net revenues	$202,526	$77,981	$110,307	159.7%	(29.3)%

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; revenue from contract research and development related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products and table-top and handheld Raman instruments.

The increase in Equipment revenues in 2010 was due primarily to an increase in the number of 200 Lean systems delivered. In 2010, Intevac delivered twenty-six 200 Lean systems compared to four 200 Lean systems in 2009 and eleven 200 Lean systems in 2008. Revenues from disk equipment technology upgrades and spare parts increased in 2010 versus 2009 and 2008. Fiscal 2008 new system capacity additions in the hard disk drive market were negatively impacted by disk manufacturers upgrading and reusing legacy tools previously in storage. The reuse of these systems substantially met the incremental capacity requirements of one of our largest customers. Equipment revenues in 2011 are expected to be lower than 2010 levels due to lower capital spending by hard drive customers for capacity additions. Nonetheless Intevac expects long-term demand for hard disk drives to increase driven by the growth in digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth can vary from year to year and is dependent on the factors noted above.

Intevac Photonics revenues increased by 28.9% to $34.3 million in 2010, which consisted of $16.0 million of product revenue and $18.3 million of contract research and development revenue. Intevac Photonics revenues of $26.6 million in 2009 consisted of $10.5 million of product revenue and $16.1 million of contract research and development revenue. Intevac Photonics 2008 revenues of $22.8 million consisted of $8.5 million of product revenue and $14.3 million of contract research and development revenue. The increase in product revenues in both 2010 and 2009 resulted from higher sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s table-top and handheld Raman instruments and near-eye display products. The increase in contract research and development revenue was the result of a higher volume of contracts for additional digital night vision applications. In 2011, Intevac Photonics product revenue is expected to grow due to continued expansion of Intevac’s low-light camera and sensor products in military and commercial applications. Contract research and development revenue will likely be lower as a result of the completion of certain development contracts in 2010 and delayed contract funding for several large programs due to delays in U.S. government defense budget approvals. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Intevac’s backlog of orders at December 31, 2010 was $46.7 million, as compared to $73.8 million at December 31, 2009 and $20.2 million at December 31, 2008. Equipment backlog at December 31, 2010 was $27.3 million compared to $57.5 million at December 31, 2009 and $11.4 million at December 31, 2008. Intevac Photonics backlog at December 31, 2010 was $19.4 million compared to $16.3 million at December 31, 2009 and $8.8 million at December 31, 2008. Equipment backlog at December 31, 2010 included two 200 Lean systems and two LEAN SOLAR systems, as compared to ten 200 Lean systems at December 31, 2009, and one 200 Lean system at December 31, 2008.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2010 sales to Seagate, Hitachi Global Storage Technologies, and Fuji Electric each accounted for more than 10% of Intevac’s revenues and in the aggregate sales to these customers accounted for 78% of revenues. In 2009, sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues and in the aggregate sales to these customers accounted for 55% of revenues. In 2008, sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues and in the aggregate sales to these customers accounted for 69% of revenues. The magnetic disk manufacturing industry consists of a small number of large manufacturers. Seagate acquired Maxtor in 2006 and Western Digital acquired Komag in 2007 and Hoya’s magnetic media operations in 2010, all of which further concentrated the customer base in the industry.

International sales totaled $155.0 million, $39.2 million, and $76.5 million in 2010, 2009, and 2008, respectively, accounting for 77%, 50%, and 69% of net revenues. The increase in international sales in 2010 was primarily due to increases in net revenues from disk sputtering systems. The decrease in international sales in 2009 was primarily due to decreases in net revenues from disk sputtering systems. Substantially all of Intevac’s international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies.

Gross margin

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Equipment gross profit	$79,472	$23,266	$35,797	241.6%	(35.0)%
% of Equipment net revenues	47.2%	45.3%	40.9%
Intevac Photonics gross profit	$8,200	$9,454	$7,542	(13.3)%	25.4%
% of Intevac Photonics net revenues	23.9%	35.6%	33.0%
Total gross profit	$87,672	$32,720	$43,339	167.9%	(24.5)%
% of net revenues	43.3%	42.0%	39.3%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 47.2% in 2010 compared to 45.3% in 2009 and 40.9% in 2008. Fiscal 2010 gross margins improved over fiscal 2009 due to higher revenues and improved factory utilization partially offset by the higher mix of system shipments which generally have a lower margin than technology upgrades and spare parts. Fiscal 2009 gross margins improved over fiscal 2008 due to product mix, improved systems margins, and savings from cost reduction programs, which were partially offset by lower volume and unabsorbed factory utilization. Gross margins in the Equipment business will vary depending on a number of additional factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 23.9% in 2010 compared 35.6% in 2009 and 33.0% in 2008. The decrease in gross margin in 2010 resulted primarily from lower margins associated with Intevac Photonics’ first high volume digital night vision production shipments for a NATO customer, lower margins on development contracts and increased warranty provisions. Although manufacturing costs for the digital night vision product decreased in 2010, Intevac expects to make additional cost reductions and yield improvement in 2011. The increase in gross margin in 2009 resulted primarily from higher technology development margins, higher volume and factory utilization, partially offset by higher manufacturing costs of new products.

Research and development

	Years Ended December 31,			% Change		% Change
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
	(In thousands, except percentages)

Research and development expense	$27,918	$28,064	$35,083	(0.5	) %	(20.0	) %
% of net revenues	13.8%	36.0%	31.8%

Research and development expense consists primarily of prototype materials, salaries and related costs of employees engaged in ongoing research, design and development activities for disk sputtering equipment, semiconductor equipment, PV cell manufacturing equipment and Intevac Photonics products.

Research and development spending decreased for Equipment during 2010 as compared to 2009 and 2008. The decrease in Equipment spending during 2010 and 2009 was due primarily to a reduction in spending on semiconductor products, offset by investment in PV development. Research and development spending decreased for Intevac Photonics during 2010 as compared to 2009 primarily related to decreased spending for the digital night vision camera module for Intevac’s military NATO customer as the product transitioned into production. Intevac Photonics increased research and development spending levels in 2009 for sensor yield improvements, sensor development and digital night vision goggle development.

Research and development expenses do not include costs of $12.9 million, $9.1 million, and $8.5 million, in 2010, 2009, and 2008, respectively, which are related to customer-funded contract research and development programs and included in cost of net revenues.

Selling, general and administrative

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Selling, general and administrative expense	$28,516	$22,003	$28,229	29.6%	(22.1	) %
% of net revenues	14.1%	28.2%	25.6%

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

Selling, general and administrative expenses increased in 2010 over the amount spent in 2009 due primarily to the result of variable compensation, legal expenses associated with the auction rate securities (“ARS”) arbitration and transaction costs associated with completing the acquisition of SIT, offset in part by lower equity-based compensation expense. Selling, general and administrative expenses decreased in 2009 over the amount spent in 2008 due primarily to the global cost reduction plan implemented in the fourth quarter of 2008, decreased costs related to customer service and support for the Equipment business, partially offset by business development expenses in the Intevac Photonics business.

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

Impairment of goodwill and intangibles

Goodwill and Intevac’s indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and the indefinite life intangible assets may be impaired. In the fourth quarter of 2010, Intevac performed its 2010 annual assessment of impairment which did not result in an impairment of goodwill or Intevac’s indefinite life intangible assets. Intevac’s reporting units for goodwill impairment testing purposes are consistent with the reportable segments: Equipment and Intevac Photonics. Intevac tested goodwill for possible impairment by first determining the fair value of the related reporting unit and then comparing this value to the recorded net assets of the reporting unit. At December 31, 2010, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. Goodwill in the amount of $10.5 million is attributed to the Equipment segment. Goodwill in the amount of $7.9 million is attributed to the Intevac Photonics segment.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Intevac used two valuation methodologies to determine the fair value for its reporting units, with each approach given equal weighting: the income approach and the market approach. Using the income approach, the fair value of each reporting unit was calculated based on the present value of estimated future cash flows, which were formed by evaluating historical trends, current budgets, operating plans and industry data. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation included revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these assumptions based on changed economic conditions or business strategies could result in material impairment charges in future periods. The market approach looked at the valuations of comparable public companies which Intevac selected based upon similar industries and products. Intevac then evaluated the reasonableness of the fair value calculations of the reporting units by reconciling the total of the fair values of the two reporting units to Intevac’s total market capitalization, taking into account an appropriate control premium. Intevac compared the carrying value of the reporting units to the fair value calculations.

The results of the test for goodwill impairment, as of October 2, 2010, showed that the estimated fair values of the Equipment and Intevac Photonics reporting units exceeded their carrying values by more than $75 million and $25 million, respectively. There was no impairment of goodwill recorded during the years ended December 31, 2010 and 2009.

Intevac also performed the annual impairment review of a tradename, an indefinite life intangible asset during the fourth quarter of 2010 using a discounted cash flow model and the relief-from-royalty method. Based on the discounted cash flow model Intevac determined the fair value of the tradename exceeded its carrying value.

In the fourth quarter of fiscal 2008, Intevac experienced a significant decline in its stock price and as a result of the decline in its stock price, Intevac’s market capitalization fell significantly below the recorded value of its consolidated net assets. Based on the results of its assessment of goodwill for impairment, Intevac determined that the fair value of its Equipment reporting unit was less than the carrying value and that an impairment existed. Therefore, Intevac performed the second step of the impairment test to determine the implied fair value of goodwill. The analysis indicated that there was no remaining implied value attributable to goodwill in the Equipment reporting unit and accordingly, during fiscal 2008, Intevac wrote off all $9.7 million of goodwill in its Equipment reporting unit. The goodwill associated with the Intevac Photonics reporting unit was not impaired. As a result of the intangible assets impairment test, in fiscal 2008, Intevac recorded an $808,000 impairment charge related to the write-down to fair value of the net carrying value of certain purchased technology intangible assets in the Equipment and Intevac Photonics segments due to lower revenue expectations and future operating expectations.

Intevac will continue to evaluate the carrying value of goodwill and intangible assets and if it is determined that there is a potential impairment, Intevac may record additional charges which would adversely affect its financial results. For further details, see Note 6 of Notes to Consolidated Financial Statements.

Interest income and other, net

	Years Ended December 31,			% Change		% Change
	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
	(In thousands, except percentages)

Interest income and other, net	$773	$1,254	$3,932	(38.4	) %	(68.1	) %

Interest income and other, net in 2010 included $899,000 of interest income on investments, a gain of $481,000 related to the remeasurement of Intevac’s pre-acquisition equity interest in SIT at the acquisition-date fair value, partially offset by $520,000 of foreign currency losses and $87,000 in net other expense. Interest income and other, net in 2009 included $1.4 million of interest income on investments and $134,000 in net other income, partially offset by $226,000 of foreign currency losses and $16,000 in interest expense. Interest income and other, net in 2008 included $4.0 million of interest income on investments, and $84,000 in net other income, partially offset by $120,000 in interest expense. The decrease in interest income in 2010 was driven by lower interest rates on Intevac’s investments. The decrease in interest income in 2009 was driven by lower interest rates on Intevac’s investments and lower average invested balances.

Provision for (benefit from) income taxes

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages)

Provision for (benefit from) income taxes	$3,962	$(6,016)	$(11,194)	165.9%	46.3%

Intevac’s effective income tax provision rate was 12.4% for fiscal 2010, 37.4% for fiscal 2009, and 42.2% for fiscal 2008. Intevac’s tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly. Management believes that the valuation allowances for Intevac’s deferred tax assets are adequate based on several factors including: (1) degree to which Intevac’s 2009 and 2008 losses were attributable to unusual items or charges; (2) long duration of Intevac’s deferred tax assets; and (3) expectation of improved earnings in the long term.

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

Business Combinations

On November 19, 2010, Intevac acquired the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, creating an ion implant module to be used in the manufacturing of photovoltaic cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and contingent consideration obligations with a fair value of $9.7 million payable in cash based on the achievement of certain product development milestones achieved over a specified period and revenue earnout on Intevac’s net revenue from commercial sales of certain products achieved over a specified period.

On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through December 31, 2010. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” For business combinations that are material on an individual or aggregate basis the amendment requires that comparative financial statements be presented and revenue and earnings of the combined entity be disclosed as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

Liquidity and Capital Resources

At December 31, 2010, Intevac had $137.4 million in cash, cash equivalents, and investments compared to $89.8 million at December 31, 2009. During fiscal 2010, cash, cash equivalents and investments increased by $47.5 million due primarily to cash provided by operating activities and cash received from the sale of Intevac common stock to employees through employee benefit plans, partially offset by purchases of fixed assets and cash used in the acquisition of SIT.

Cash, cash equivalents and investments consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents	$109,520	$17,592
Short-term investments	4,994	6,000
Long-term investments	22,866	66,249

Total cash, cash-equivalents and investments	$137,380	$89,841

Cash generated by operating activities totaled $51.3 million in 2010. Cash used by operating activities totaled $16.6 million in 2009 and $8.2 million in 2008. Higher operating cash flow was a result of net income adjusted to exclude the effect of non-cash charges including, depreciation, amortization and equity-based compensation. This increase in cash from operating activities was also affected by changes in working capital. Intevac continues to carefully manage working capital.

Accounts receivable totaled $25.9 million at December 31, 2010 compared to $44.8 million at December 31, 2009. The number of days outstanding for Intevac’s accounts receivable was 62 at December 31, 2010 compared to 136 at December 31, 2009. The decrease in the receivable balance and days outstanding was due primarily to collection of customer deposit invoices which were outstanding at the end of the prior year and collection of systems receivables. Net inventories increased by $1.6 million during 2010 primarily as a result of increased business levels. Inventory turns were 5.8 in fiscal 2010 compared to 2.5 in fiscal 2009. Accounts payable totaled $5.6 million at December 31, 2010 compared to $4.7 million at December 31, 2009. The increase of $861,000 relates to the increase in inventory purchases as a result of increased business levels. Accrued payroll and related liabilities increased by $8.6 million during 2010 to $11.4 million primarily related to bonus and profit sharing accruals. Customer advances decreased from $13.2 million at December 31, 2009 to $4.9 million at December 31, 2010, as liquidations related to revenue recognition were higher than new advances received from customers.

Investing activities generated cash of $37.7 million in 2010, used cash of $4.1 million in 2009, and generated cash of $19.6 million in 2008. In 2010, proceeds from sales and maturities of investments, net of purchases, totaled $47.4 million. In 2009, purchases of investments, net of proceeds from sales and maturities, totaled $1.5 million. In 2008, proceeds from maturities of investments, net of purchases, totaled $38.9 million. During 2010, Intevac acquired the outstanding shares of SIT for a preliminary aggregate purchase price of $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. During 2008, Intevac invested $15.1 million in the acquisition of certain assets from Oerlikon. Capital expenditures totaled $7.1 million in 2010 compared to $2.6 million in 2009 and $4.2 million in 2008.

Financing activities generated cash of $2.9 million in 2010, used cash of $809,000 in 2009 and generated cash of $165,000 in 2008. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.8 million in 2010, $1.1 million in 2009, and $1.8 million in 2008. Subsequent to the SIT acquisition, Intevac paid in full $177,000 in notes payable to certain selling shareholders assumed upon the acquisition. In 2009 and 2008, Intevac made scheduled payments of $2.0 million each to the former owners of DeltaNu.

As of December 31, 2010, Intevac’s available-for-sale securities included $10.9 million par value of ARS, less a temporary valuation adjustment of $627,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During 2010, including the Citigroup repurchase of securities discussed below, $59.1 million of ARS were redeemed at par.

As described in Note 8 of Notes to Consolidated Financial Statements, at December 31, 2010, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC, using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of December 31, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

On March 19, 2009, Intevac filed a statement of claim under the Financial Industry Regulatory Authority dispute resolution process against Citigroup Inc. and Citigroup Global Markets, Inc. (collectively, “Citigroup”) with respect to alleged fraud and market manipulation by Citigroup related to ARS held at that time. The statement of claim requested that Citigroup accept Intevac’s tender of its ARS at par value and that Intevac receive compensatory, consequential and punitive damages and costs and expenses. Citigroup responded denying Intevac’s claims. The arbitration proceedings were completed on June 10, 2010. On June 29, 2010, Intevac received a favorable ruling from the arbitration panel whereby Citigroup was ordered to rescind the sale of the $54.8 million par value in outstanding ARS investments. On July 27, 2010, Intevac received $54.8 million from the repurchase of the securities by Citigroup at par including interest and recognized the reversal of a $3.3 million temporary impairment charge in other comprehensive income.

Intevac believes that Intevac’s existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $5 — $6 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating lease obligations	$11,699	$2,596	$4,017	$3,094	$1,992
Purchase obligations and commitments(1)	9,664	9,664	—	—	—
Other long-term liabilities(2, 4)	1,909	1,909	—	—	—

Total(3, 4)	$23,272	$14,169	$4,017	$3,094	$1,992

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.

(2)	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $4.5 million of unrecognized tax benefits has been excluded from the table above.

(3)	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.

(4)	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

As of December 31, 2010, Intevac did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Management believes that the following are critical accounting policies:

Revenue Recognition

Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“ESP”) if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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

Inventories

Inventories are valued using average actual costs and are stated at the lower of cost or market. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. Intevac evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material adverse effect on Intevac’s business, financial condition and results of operations.

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

Valuation of IPR&D, Contingent Consideration, Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated, as applicable, between in-process research and development (“IPR&D”), other identifiable intangible assets, net tangible assets and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of operations.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Intevac’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Intevac assigns assets acquired (including goodwill) and liabilities assumed to a reporting unit as of the date of acquisition.

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In the fourth quarter of 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value and lower revenue expectations in light of current operating performance and future operating expectations. No impairment charges were recognized in fiscal 2009 and 2010.

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

Interest rate risk.  Intevac’s exposure to market risk for changes in interest rates relates primarily to Intevac’s investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities and ARS.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for Intevac’s investment portfolio at December 31, 2010.

						Fair
	2011	2012	2013	Beyond	Total	Value
		(In thousands, except percentages)

Cash equivalents
Fixed rate amounts	$4,258	—	—	—	$4,258	$4,257
Weighted-average rate	1.81%	—	—	—
Variable rate amounts	$82,376		—	—	$82,376	$82,376
Weighted-average rate	0.12%	—	—	—
Short-term investments
Fixed rate amounts	$4,994	—	—	—	$4,994	$4,994
Weighted-average rate	0.33%	—	—	—
Long-term investments
Fixed rate amounts	—	$12,593	—	$10,900	$23,493	$22,866
Weighted-average rate	—	3.31%	—	1.64%
Total investment portfolio	$91,628	$12,593	—	$10,900	$115,121	$114,493

At December 31, 2010, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of December 31, 2010, Intevac had $10.3 million in ARS in the consolidated balance sheet, which is net of a temporary unrealized loss of $627,000. Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold the ARS for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. The unrealized loss is included in other comprehensive income (loss).

Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an other-than-temporary impairment charge in 2011.

Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.

Foreign exchange risk.  From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of Intevac’s anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. Intevac had no foreign currency forward exchange contracts during any of the years ended December 31, 2010, 2009 and 2008.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California
February 25, 2011

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$109,520	$17,592
Short-term investments	4,994	6,000
Trade, notes and other accounts receivable, net of allowances of $55 and $133 at December 31, 2010 and 2009, respectively	25,911	44,756
Inventories	20,671	19,100
Prepaid expenses and other current assets	6,630	6,687
Deferred income tax assets	3,124	1,515

Total current assets	170,850	95,650
Property, plant and equipment, net	13,918	12,351
Long-term investments	22,866	66,249
Goodwill	18,389	7,905
Other intangible assets, net of amortization of $1,801 and $1,248 at December 31, 2010 and 2009, respectively	6,984	3,537
Deferred income taxes and other long-term assets	18,764	17,686

Total assets	$251,771	$203,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,562	$4,701
Accrued payroll and related liabilities	11,365	2,784
Other accrued liabilities	11,104	11,104
Customer advances	4,867	13,180

Total current liabilities	32,898	31,769
Other long-term liabilities	11,630	252
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 22,558 and 22,079 at December 31, 2010 and 2009, respectively	23	22
Additional paid-in-capital	139,824	134,071
Accumulated other comprehensive income (loss)	255	(1,828)
Retained earnings	67,141	39,092

Total stockholders’ equity	207,243	171,357

Total liabilities and stockholders’ equity	$251,771	$203,378

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$184,217	$61,893	$95,962
Technology development	18,309	16,088	14,345

Total net revenues	202,526	77,981	110,307
Cost of net revenues:
Systems and components	101,975	36,172	58,503
Technology development	12,879	9,089	8,465

Total cost of net revenues	114,854	45,261	66,968
Gross profit	87,672	32,720	43,339
Operating expenses:
Research and development	27,918	28,064	35,083
Selling, general and administrative	28,516	22,003	28,229
Impairment of goodwill and intangible assets	—	—	10,498

Total operating expenses	56,434	50,067	73,810

Operating income (loss)	31,238	(17,347)	(30,471)
Interest income	899	1,362	3,968
Other income (expense), net	(126)	(108)	(36)

Income (loss) before income taxes	32,011	(16,093)	(26,539)
Provision (benefit) for income taxes	3,962	(6,016)	(11,194)

Net income (loss)	$28,049	$(10,077)	$(15,345)

Net income (loss) per share:
Basic	$1.26	$(0.46)	$(0.71)
Diluted	$1.22	$(0.46)	$(0.71)
Weighted average shares outstanding:
Basic	22,340	21,975	21,724
Diluted	22,977	21,975	21,724

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
			(In thousands)

Balance at December 31, 2007	21,591	$22	$120,022	$605	$64,514	$185,163
Shares issued in connection with:
Exercise of stock options	48	—	322	—	—	322
Employee stock purchase plan	166	—	1,516	—	—	1,516
Income tax benefits realized from activity in employee stock plans	—	—	327	—	—	327
Equity-based compensation expense	—	—	6,499	—	—	6,499
Net loss	—	—	—	—	(15,345)	(15,345)
Unrealized loss on securities held as available-for-sale	—	—	—	(8,072)	—	(8,072)
Deferred taxes on unrealized loss on available-for-sale securities	—	—	—	2,825	—	2,825
Foreign currency translation adjustment	—	—	—	(166)	—	(166)

Comprehensive loss						(20,758)

Balance at December 31, 2008	21,805	$22	$128,686	$(4,808)	$49,169	$173,069
Shares issued in connection with:
Exercise of stock options	34	—	223	—	—	223
Employee stock purchase plan	240	—	899	—	—	899
Income tax benefits realized from activity in employee stock plans	—	—	69	—	—	69
Equity-based compensation expense	—	—	4,194	—	—	4,194
Net loss	—	—	—	—	(10,077)	(10,077)
Unrealized gain on securities held as available-for-sale	—	—	—	4,371	—	4,371
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(1,529)	—	(1,529)
Foreign currency translation adjustment	—	—	—	138	—	138

Comprehensive loss						(7,097)

Balance at December 31, 2009	22,079	$22	$134,071	$(1,828)	$39,092	$171,357

Shares issued in connection with:
Exercise of stock options	224	1	1,740	—	—	1,741
Employee stock purchase plan	255	—	1,027	—	—	1,027
Income tax benefits realized from activity in employee stock plans	—	—	(279)	—	—	(279)
Equity-based compensation expense	—	—	3,265	—	—	3,265
Net income	—	—	—	—	28,049	28,049
Unrealized gain on securities held as available-for-sale	—	—	—	3,072	—	3,072
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(1,075)	—	(1,075)
Foreign currency translation adjustment	—	—	—	86	—	86

Comprehensive income						30,132

Balance at December 31, 2010	22,558	$23	$139,824	$255	$67,141	$207,243

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net income (loss)	$28,049	$(10,077)	$(15,345)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	5,307	5,031	4,709
Net accretion of investment premiums and discounts	—	(20)	(256)
Gain on acquisition	(481)	—	—
Impairment of goodwill and intangible assets	—	—	10,498
Amortization of intangible assets	554	554	700
Equity-based compensation	3,316	4,255	6,577
Deferred income taxes	(2,142)	(87)	(8,002)
Excess tax benefits from equity-based compensation	(299)	(69)	(327)
Loss on disposal of equipment	153	57	7
Changes in assets and liabilities:
Accounts receivable	18,845	(28,935)	765
Inventories	(1,555)	(1,411)	4,434
Prepaid expenses and other assets	(2,665)	(3,177)	(100)
Accounts payable	450	441	(3,468)
Accrued payroll and other accrued liabilities	10,095	6,902	(5,475)
Customer advances	(8,313)	9,967	(2,911)

Total adjustments	23,265	(6,492)	7,151

Net cash and cash equivalents provided by (used in) operating activities	51,314	(16,569)	(8,194)
Investing activities
Purchase of investments	(20,683)	(26,979)	(7,000)
Proceeds from sales and maturities of investments	68,050	25,450	45,850
Acquisition of SIT, net of cash acquired	(2,638)	—	—
Acquisition of Oerlikon assets, net of cash acquired	—	—	(15,093)
Purchase of equipment	(7,055)	(2,615)	(4,185)

Net cash and cash equivalents provided by (used in) investing activities	37,674	(4,144)	19,572
Financing activities
Proceeds from issuance of common stock	2,768	1,122	1,838
Payment of notes payable assumed upon SIT acquisition	(177)	—	—
Repayment of note payable	—	(2,000)	(2,000)
Excess tax benefits from equity-based compensation	299	69	327

Net cash and cash equivalents provided by (used in) financing activities	2,890	(809)	165
Effect of exchange rate changes on cash	50	(87)	(15)

Net increase (decrease) in cash and cash equivalents	91,928	(21,609)	11,528
Cash and cash equivalents at beginning of period	17,592	39,201	27,673

Cash and cash equivalents at end of period	$109,520	$17,592	$39,201

Cash paid (received) for:
Income taxes	$1,829	$713	$410
Income tax refund	$(481)	$(2,821)	$(3,717)

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

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities and Auction Rate Securities (“ARS”), are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The cost of investment securities sold is determined by the specific identification method.

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

Business Combinations

On January 1, 2009, Intevac adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”), related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefined measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development (“IPR&D”) costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. During 2010, Intevac incurred $255,000 of acquisition-related costs which have been included in selling, general and administrative expenses on the Consolidated Statement of Operations.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Accounts and Notes Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade accounts receivables and notes receivable on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations.

Included in trade receivables at December 31, 2010 is the current portion of a discounted promissory note from a customer of $1.1 million. The non-current portion of the note receivable of $3.3 million is included in other long-term assets.

Included in trade receivables are unbilled receivables related to government contracts of $1.1 million and $2.1 million at December 31, 2010 and December 31, 2009, respectively which includes $474,000 and $371,000 of fee retention, respectively.

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

Goodwill and Purchased Intangible Assets

The purchase price of an acquired business is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of operations.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Intevac’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Intevac assigns assets acquired (including goodwill) and liabilities assumed to a reporting unit as of the date of acquisition.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to thirteen years using the straight line method.

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. Intevac conducted these impairment tests in the fourth quarter of fiscal 2010 and the results of these tests indicated that Intevac’s goodwill and a purchased intangible asset with an indefinite useful live were not impaired. In the fourth quarter of 2008, Intevac recorded an impairment charge of $10.5 million for goodwill and purchased technology intangible assets due to a decline in market value and lower revenue expectations and future operating expectations.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of Intevac’s projected undiscounted future cash flows related to certain of its intangible assets being less than the carrying value of those assets, Intevac recorded an impairment charge of $808,000 in fiscal 2008. No impairment charges were recognized in fiscal 2010 and 2009.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

In 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This new guidance eliminates the residual method of revenue recognition and requires the use of management’s best estimate of selling price (“ESP”) for individual elements of an arrangement when vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) is unavailable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. The implementation of the new guidance had an insignificant impact on reported net revenues as compared to net revenues under the previous guidance, as the new guidance did not change the units of accounting within sales arrangements, and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported net revenues.

In 2010, the FASB issued guidance for the milestone method of revenue recognition. Under the milestone method, consideration earned from achievement of the milestone is viewed as being indicative of the value provided to the customer through either (1) the efforts performed or (2) a specific outcome resulting from the performance to achieve that specific milestone. Under the milestone method, contingent arrangement consideration earned from the achievement of a milestone is recognized in its entirety in the period in which the milestone is achieved. Under this new method of accounting, a milestone must be “substantive” before the method can be applied; that is, at the inception of the arrangement there is a substantial uncertainty about the achievement of the milestone, substantive effort is required to achieve the milestone, and none of the payment for the milestone is refundable. Intevac implemented this guidance prospectively beginning in the first quarter of fiscal 2010 for transactions that were initiated or materially modified during fiscal 2010. Implementation of this new guidance had an insignificant impact on reported net revenues as compared to net revenues under the previous guidance.

Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hierarchy. The selling price for a deliverable is based on its vendor specific evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“ESP”) if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea, is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net losses from foreign currency transactions were $520,000, $226,000 and $31,000 in 2010, 2009 and 2008, respectively.

Comprehensive Income

The components of accumulated other comprehensive income (loss), were as follows at December 31, 2010 and 2009:

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In thousands)

Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(408)	$(2,405)
Foreign currency translation gains and losses	663	577

Total accumulated other comprehensive income (loss)	$255	$(1,828)

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” For business combinations that are material on an individual or aggregate basis the amendment requires that comparative financial statements be presented and revenue and earnings of the combined entity be disclosed as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

2.	Equity-Based Compensation

Intevac accounts for share-based awards in accordance with the provisions of the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based upon the grant-date fair value of those awards. The estimated fair value of Intevac’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods using the graded vesting attribution method. During the years ended December 31, 2010, 2009 and 2008 Intevac recognized equity-based compensation expense related to stock options and shares issued pursuant to its employee stock purchase plan of $3.3 million, $4.3 million and $6.6 million, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. To date only stock options have been issued pursuant to the 2004 Plan. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2010, 3.9 million shares of common stock were authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

During the year ended December 31, 2010, Intevac granted 763,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $5.1 million including 2,000 shares granted to a consultant with a grant date fair value of $13,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $1.2 million. During the year ended December 31, 2009, Intevac granted 536,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $1.4 million. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $319,000. During the year ended December 31, 2008, Intevac granted 697,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $4.3 million, including 7,500 shares granted to a consultant with a grant date fair value of $50,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $904,000.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the 2003 Employee Stock Purchase Plan (the “ESPP”), which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 10% of their base earnings withheld to purchase Intevac common stock. Under the ESPP, Intevac sold 255,000, 240,000 and 166,000 shares to employees in 2010, 2009 and 2008, respectively. As of December 31, 2010, 236,000 shares remained available for issuance under the ESPP. During the years ended December 31, 2010, 2009, and 2008 Intevac granted purchase rights with an estimated total grant-date fair value of $53,000, $328,000 and $1.0 million, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of recording equity-based compensation for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Equity-based compensation by type of award:
Stock options	$2,965	$3,468	$5,315
Employee stock purchase plan	351	787	1,262

Total equity-based compensation	3,316	4,255	6,577
Tax effect on equity-based compensation	(1,068)	(1,224)	(1,785)

Net effect on net income	$2,248	$3,031	$4,792

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

	2010	2009	2008

Stock Options:
Expected volatility	67.75%	67.17%	65.60%
Risk free interest rate	1.69%	2.01%	2.87%
Expected term of options (in years)	4.52	4.47	4.47
Dividend yield	None	None	None

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $6.63, $2.57 and $6.12 per share, respectively.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008

Stock Purchase Rights:
Expected volatility	55.20%	82.56%	62.65%
Risk free interest rate	0.41%	0.85%	1.68%
Expected term of purchase rights (in years)	0.73	1.85	1.87
Dividend yield	None	None	None

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected life of purchase rights is the period of time remaining in the current offering period. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended December 31, 2010, 2009 and 2008 was $4.63, $2.73 and $5.40 per share, respectively.

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

			Weighted
			Average Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value

Options outstanding at December 31, 2009	3,111,214	$11.50	6.43	$7,744,629
Options granted	762,525	$12.22
Options forfeited	(264,837)	$15.40
Options exercised	(223,657)	$7.79
Options outstanding at December 31, 2010	3,385,245	$11.61	5.93	$12,104,861
Vested and expected to vest at December 31, 2010	3,179,759	$11.66	5.86	$11,405,013
Options exercisable at December 31, 2010	2,007,901	$12.19	5.09	$7,119,365

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $1.3 million, $149,000 and $204,000, respectively. At December 31, 2010, Intevac had $3.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.46 years.

The options outstanding and currently exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining		Number
	Number of Shares	Contractual Term	Weighted Average	Vested and	Weighted Average
Range of Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$2.63 - $4.06	610,506	5.07	$3.44	346,868	$3.08
$4.07 - $7.72	285,650	4.78	$7.08	275,713	$7.13
$7.73 - $10.69	276,640	5.40	$9.30	147,015	$9.20
$10.70 - $15.40	1,291,174	6.62	$12.32	463,550	$12.75
$15.41 - $15.81	13,875	4.93	$15.74	13,875	$15.74
$15.82 - $16.13	501,150	6.15	$16.13	435,880	$16.13
$16.14 - $22.01	282,250	6.17	$19.07	208,625	$19.75
$22.12 - $29.45	124,000	5.59	$24.25	116,375	$24.04

$2.63 - $29.45	3,385,245	5.93	$11.61	2,007,901	$12.19

2003 Employee Stock Purchase Plan

During fiscal years 2010, 2009 and 2008 the aggregate intrinsic value of purchase rights exercised under the ESPP was $2.2 million, $1.0 million and $267,000, respectively, determined as of the date of purchase. During

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years 2010, 2009 and 2008, 255,000, 240,000 and 166,000 shares were purchased at an average per share price of $4.02, $3.73 and $9.15. At December 31, 2010, there were 236,000 shares available to be issued under the ESPP. As of December 31, 2010, Intevac had $15,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.25 years.

3.	Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options.

The following table sets forth the computation of basic and diluted income (loss) per share:

	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss)	$28,049	$(10,077)	$(15,345)

Weighted-average shares — basic	22,340	21,975	21,724
Effect of dilutive potential common shares	637	—	—

Weighted-average shares — diluted	22,977	21,975	21,724

Net income (loss) per share — basic	$1.26	$(0.46)	$(0.71)

Net income (loss) per share — diluted	$1.22	$(0.46)	$(0.71)

Antidilutive shares based on employee awards excluded	1,896	3,150	2,761

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

4.	Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, and accounts and notes receivable. Intevac generally invests its excess cash in money market funds, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities and ARS. By policy, investments in money market funds and ARS are rated AAA or better, and Intevac limits the amount of credit exposure to any one issuer.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2010, three customers accounted for 29%, 24% and 10%, respectively, of Intevac’s accounts receivable and in aggregate accounted for 63% of net accounts receivable. At December 31, 2009, two customers accounted for 47% and 35%, respectively, of Intevac’s accounts receivable and in aggregate accounted for 82% of net accounts receivable.

Intevac’s largest customers tend to change from period to period. Historically, a significant portion of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2010, three customers accounted for 40%, 26% and 12%, respectively, of consolidated net revenues and in aggregate accounted for 78% of net revenues. In 2009, two customers accounted for 38% and 17%, respectively, of consolidated net revenues and in aggregate accounted for 55% of net revenues. In 2008, two customers accounted for 35% and 34%, respectively, of consolidated net revenues and in aggregate accounted for 69% of net revenues. Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in 2010, 2009, and 2008. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for photovoltaic (“PV”) and semiconductor wafer handling.

5.	Balance Sheet Details

Balance sheet details were as follows for the years ended December 31, 2010 and 2009:

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2010	2009
	(In thousands)

Raw materials	$13,370	$10,147
Work-in-progress	5,295	4,421
Finished goods	2,006	4,532

	$20,671	$19,100

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Property, Plant and Equipment

	December 31,
	2010	2009
	(In thousands)

Leasehold improvements	$14,043	$13,964
Machinery and equipment	36,936	30,577

	50,979	44,541
Less accumulated depreciation and amortization	37,061	32,190

Total property, plant and equipment, net	$13,918	$12,351

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $1.3 million at December 31, 2010 and $11.8 million at December 31, 2009.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities

	December 31,
	2010	2009
	(In thousands)

Contingent consideration	$4,234	$—
Accrued product warranties	2,612	1,550
Deferred revenue	1,714	7,283
Other taxes payable	991	1,776
Accrued income taxes	360	53
Other	1,193	442

Total other accrued liabilities	$11,104	$11,104

Other Long-Term Liabilities

	December 31,
	2010	2009
	(In thousands)

Contingent consideration	$5,623	$—
Accrued income taxes	4,098	—
Deferred profit	1,106	—
Accrued product warranties	803	52
Accrued compensation	—	200

Total other long-term liabilities	$11,630	$252

6.	Goodwill and Purchased Intangible Assets, Net

Information regarding goodwill by reportable segment is as follows:

		Intevac
	Equipment	Photonics	Total
	(In thousands)

Balance as of December 31, 2007	$—	$7,905	$7,905
Goodwill acquired during the period	9,768	—	9,768
Impairment charges	(9,689)	—	(9,689)
Foreign exchange	(79)	—	(79)

Balance as of December 31, 2008	$—	$7,905	$7,905
Goodwill acquired during the period	—	—	—
Impairment charges	—	—	—

Balance as of December 31, 2009	$—	$7,905	$7,905
Goodwill acquired during the period	10,484	—	10,484
Impairment charges	—	—	—

Balance as of December 31, 2010	$10,484	$7,905	$18,389

Goodwill and indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired. Intevac conducted these impairment tests in the fourth quarter of fiscal 2010 and 2009 and the results of these tests indicated that Intevac’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2010, goodwill increased by $10.5 million due to the acquisition of Solar Implant Technologies, Inc. (“SIT”).

Information regarding other acquisition-related intangible assets is as follows:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Customer relationships	$3,181	$1,074	$2,107	$3,181	$677	$2,504
Purchased technology	1,145	388	757	1,145	243	902
Covenants not to compete	140	140	—	140	129	11
Backlog	199	199	—	199	199	—

Total amortizable intangible assets	4,665	1,801	2,864	4,665	1,248	3,417
IPR&D	4,000	—	4,000	—	—	—
Tradename	120	—	120	120	—	120

Total intangible assets	$8,785	$1,801	$6,984	$4,785	$1,248	$3,537

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

Total amortization expense of purchased intangibles for the years ended December 31, 2010, 2009 and 2008 was $554,000, $554,000 and $700,000 respectively. Future amortization expense is expected to be $541,000 for 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015 and $593,000 thereafter. Intangible assets by segment as of December 31, 2010 are as follows: Equipment; $6.0 million and Intevac Photonics; $972,000.

7.	Business Combinations

On November 19, 2010, Intevac acquired the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, creating an ion implant module to be used in the manufacturing of photovoltaic cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. In connection with the acquisition, Intevac acquired $4.0 million of IPR&D, $43,000 of tangible assets, and $10.5 million of goodwill and assumed $703,000 of tangible liabilities. Intevac also recorded an $827,000 net deferred tax liability to reflect the tax impact of the identified intangible assets that will

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. Intevac estimated the fair value of this contingent consideration to be in the amount of $5.6 million based on the probability that certain milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.

In connection with the acquisition of SIT, Intevac also agreed to pay a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million in cash to the selling shareholders. Intevac estimated the fair value of this contingent consideration to be in the amount of $4.1 million based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue of SIT. A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The fair value of the contingent consideration increased $108,000 during the fourth quarter of fiscal 2010.

Prior to the acquisition, Intevac had an equity interest in SIT with a cost basis of $94,000 that was accounted for under the cost method. As a result of revaluing Intevac’s equity interest in SIT on the acquisition date, the Company recognized a gain of $481,000, which was included in other income, net, in the consolidated statement of operations.

Intevac has accounted for the acquisition of SIT as a business combination. Under business combination accounting, the assets and liabilities of SIT were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. Subsequent to the acquisition, Intevac paid in full $177,000 in notes payable to certain selling shareholders assumed upon the acquisition. The purchase price has been allocated as follows:

(In thousands)

Current assets (including cash of $38)	$40
Property, plant, and equipment	3
IPR&D	4,000
Goodwill	10,484
Long-term deferred tax assets	697

Total assets acquired	15,224
Notes payable to sellers	177
Current liabilities	526
Long-term deferred tax liabilities	1,524

Total liabilities assumed	2,227

Net assets acquired	$12,997

Intevac’s consolidated financial statements include SIT’s operating results from the date of acquisition, November 19, 2010. The pro forma impact of the above acquisition was not significant to Intevac’s results for the year ended December 31, 2010.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 14, 2008, Intevac acquired certain assets and liabilities of OC Oerlikon Balzers Ltd. (“Oerlikon”)’s magnetic media equipment business for a purchase price of $15.1 million in cash, net of cash acquired. In addition Intevac agreed to pay contingent consideration to Oerlikon in the form of a royalty on Intevac’s net revenue from commercial sales of certain products. This agreement terminates on July 13, 2011. Intevac has made no payments to Oerlikon under this agreement through December 31, 2010. As part of the acquisition, Intevac also entered into a settlement agreement with Oerlikon related to a patent infringement lawsuit filed by Intevac against Unaxis USA, Inc., a wholly owned subsidiary of Oerlikon, and all claims in the litigation were dismissed.

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

8.	Financial Instruments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31, 2010
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents:
Cash	$22,887	$—	$—	$22,887
Commercial paper	2,999	—	1	2,998
Corporate bonds	1,259	—	—	1,259
Money market funds	82,376	—	—	82,376

Total cash and cash equivalents	$109,521	$—	$1	$109,520
Short-term investments:
Commercial paper	$2,995	$—	$—	$2,995
U.S. treasury and agency securities	1,999	—	—	1,999

Total short-term investments	$4,994	$—	$—	$4,994
Long-term investments:
U.S. treasury and agency securities	$6,978	$5	$—	$6,983
Corporate bonds and medium-term notes	5,615	—	5	5,610
ARS	10,900	—	627	10,273

Total long-term investments	$23,493	$5	$632	$22,866

Total cash, cash equivalents, and investments	$138,008	$5	$633	$137,380

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Cash and cash equivalents:
Cash	$8,337	$—	$—	$8,337
Money market funds	9,255	—	—	9,255

Total cash and cash equivalents	$17,592	$—	$—	$17,592
Short-term investments:
U.S. treasury and agency securities	$6,000	$—	$—	$6,000

Total short-term investments	$6,000	$—	$—	$6,000
Long-term investments
ARS	$69,950	$—	$3,701	$66,249

Total long-term investments	$69,950	$—	$3,701	$66,249

Total cash, cash equivalents, and investments	$93,542	$—	$3,701	$89,841

The contractual maturities of available-for-sale securities at December 31, 2010 are presented in the following table.

	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$91,628	$91,627
Due between one and two years	12,593	12,593
Greater than two years (ARS, ranging from 20 years to 35 years)	10,900	10,273

	$115,121	$114,493

As of December 31, 2010, Intevac’s investment portfolio included ARS with an aggregate par value of $10.9 million. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.

As of December 31, 2010, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At December 31, 2010, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until the final maturity of the underlying notes (ranging from 20 years to 35 years) to realize these investments’ recorded values.

Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of December 31, 2010, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of December 31, 2010, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $627,000.

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

The following table represents the fair value hierarchy of Intevac’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Money market funds	$82,376	$82,376	$—	$—
U.S. treasury and agency securities	8,982	3,995	4,987	—
Commercial paper	5,994	—	5,994	—
Corporate bonds and medium-term notes	6,868	—	6,868	—
ARS	10,273	—	—	10,273

Total assets	$114,493	$86,371	$17,849	$10,273

Liabilities:
Contingent consideration	$9,857	$—	$—	$9,857

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2010 and 2009. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments (in thousands):

Investment securities at December 31, 2008	$66,328
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	4,371
Redemptions at par	(4,450)

Investment securities at December 31, 2009	66,249
Net unrealized gains and losses included in earnings	—
Net unrealized gains and losses included in other comprehensive income	3,074
Redemptions at par	(59,050)

Investment securities at December 31, 2010	$10,273

Included in accounts payable is $660,000 and $722,000 of book overdraft at December 31, 2010 and 2009, respectively.

9.	Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal:
Current	$5,241	$(3,927)	$(3,498)
Deferred	(1,706)	(3,860)	(7,442)

	3,535	(7,787)	(10,940)
State:
Current	8	3	3
Deferred	—	1,567	(560)

	8	1,570	(557)
Foreign:
Current	419	201	303

Total	$3,962	$(6,016)	$(11,194)

Income (loss) before income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

U.S.	$384	$(22,513)	$(28,886)
Foreign	31,627	6,420	2,347

	$32,011	$(16,093)	$(26,539)

Effective tax rate	12.4%	37.4%	42.2%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan increased income taxes receivable by $299,000, $69,000 and $327,000 in 2010, 2009 and 2008 respectively. Such benefits were credited to additional paid-in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Vacation, rent, warranty and other accruals	$1,073	$932
Depreciation and amortization	3,416	3,280
Inventory valuation	2,029	2,044
Deferred income	308	(713)
Equity-based compensation	6,156	6,221
Research and other tax credit carryforwards	16,949	15,866
Impairment losses on available-for-sale securities	221	1,295
Other	(211)	(293)

	29,941	28,632
Valuation allowance for deferred tax assets	(10,699)	(10,576)

Total deferred tax assets	19,242	18,056

Deferred tax liabilities:
Purchased technology	(1,524)	—

Net deferred tax assets	$17,718	$18,056

As reported on the balance sheet:
Current assets
Deferred tax assets	$3,400	$2,465
Valuation allowance for deferred tax assets	(276)	(950)

Net current deferred tax assets	3,124	1,515
Other long-term assets
Deferred tax assets	25,017	26,167
Valuation allowance for deferred tax assets	(10,423)	(9,626)

Net non-current deferred tax assets	14,594	16,541

Net deferred tax assets	$17,718	$18,056

The valuation allowance of $10.7 million is attributable to state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. State research credit carry-forwards of $7.6 million, which are fully offset by a valuation allowance, do not expire.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Income tax (benefit) at the federal statutory rate	$11,204	$(5,632)	$(9,289)
State income taxes, net of federal benefit	5	1,020	(312)
Effect of foreign operations taxes at various rates	(10,650)	(2,046)	(518)
Research tax credits	(500)	(565)	(1,100)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	187	965	(36)
Unrecognized tax benefits	3,716	242	140
Other	—	—	(79)

Total	$3,962	$(6,016)	$(11,194)

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

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $44.5 million of undistributed earnings from non-U.S. operations as of December 31, 2010 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday. As a result of this incentive, the impact of the tax holiday decreased income taxes by $5.1 million, $1.2 million and $250,000 in 2010, 2009 and 2008, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was approximately $0.22, $0.06, and $0.01 in 2010, 2009 and 2008, respectively.

Included in prepaid expenses and other current assets at both December 31, 2010 and 2009 is $4.4 million of Federal income taxes receivable which represents amounts available as a result of carryback of losses. As of December 31, 2010, the Company had Federal NOL carryforwards available to offset future taxable income of approximately $568,000 that expire between 2028 and 2030. As of December 31, 2010, the Company had state NOL carryforwards available to offset future state taxable income of approximately $28.9 million that expire between 2011 and 2030. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $14.4 million. Approximately $6.3 million of the credit carryforwards are available to offset future tax liabilities and expire between 2025 and 2030. The remaining amount is available indefinitely. Certain of these carryforwards, when realized, will be credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of gross unrecognized tax benefits was $4.5 million as of December 31, 2010, of which up to $4.1 million would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands):

Beginning balance as of December 31, 2008	$540
Increases in balances related to tax positions taken during current period	242

Balance as of December 31, 2009	782
Increases in balances related to tax positions taken during current period	3,716

Balance as of at December 31, 2010	$4,498

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

10.	Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $438,000, $109,000 and $541,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $7.6 million for the year ended December 31, 2010. There were no charges to expense under these plans for the years ended December 31, 2009 and 2008.

11.	Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2017 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term assets on the Consolidated Balance Sheets is $576,000 of prepaid rent related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.3 million, $3.4 million and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum lease payments at December 31, 2010 totaled $11.7 million and were: $2.6 million for fiscal 2011; $2.2 million for fiscal 2012; $1.9 million for fiscal 2013; $1.5 million for fiscal 2014; $1.5 million for fiscal 2015 and $2.0 million for thereafter.

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

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Intevac Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the Consolidated Balance Sheet, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the Consolidated Statements of Operations.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity in the warranty provision account for 2010 and 2009:

	2010	2009
	(In thousands)

Beginning balance	$1,602	$1,695
Expenditures incurred under warranties	(2,938)	(1,645)
Accruals for product warranties	4,292	1,740
Adjustments to previously existing warranty accruals	459	(188)

Ending balance	$3,415	$1,602

The following table displays the balance sheet classification of the warranty provision account at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Other accrued liabilities	$2,612	$1,550
Other long-term liabilities	803	52

Total warranty provision	$3,415	$1,602

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

12.	Segment and Geographic Information

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Effective in the second quarter of 2008, Intevac renamed the Imaging Instrumentation segment Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 31, 2010 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Equipment segment designs, develops and markets manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity technology solutions to the PV and semiconductor industries. The Equipment segment began offering solar cell processing systems for thin film applications in 2009 and for wafer-based crystalline silicon (“c-Si”) applications in 2010 to PV cell manufacturers. In 2010 the Equipment segment also began offering inspection equipment to PV cell manufacturers. In 2010, the Equipment segment began offering wafer handling systems to the semiconductor market. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

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

Information for each reportable segment for the years ended December 31, 2010, 2009 and 2008 is as follows:

Net Revenues

	2010	2009	2008
	(In thousands)

Equipment	$168,252	$51,389	$87,469
Intevac Photonics	34,274	26,592	22,838

Total segment net revenues	$202,526	$77,981	$110,307

Operating Profit (Loss)

	2010	2009	2008
	(In thousands)

Equipment	$40,286	$(8,826)	$(9,924)
Intevac Photonics	(4,901)	(4,133)	(6,674)

Total segment operating profit (loss)	35,385	(12,959)	(16,598)

Unallocated costs	(4,147)	(4,388)	(3,375)
Impairment of goodwill and intangible assets	—	—	(10,498)

Operating income (loss)	31,238	(17,347)	(30,471)

Interest income	899	1,362	3,968
Other income and expense, net	(126)	(108)	(36)

Income (loss) before income taxes	$32,011	$(16,093)	$(26,539)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization

	2010	2009	2008
	(In thousands)

Equipment	$3,129	$2,916	$2,851
Intevac Photonics	1,354	1,326	1,384

Total segment depreciation and amortization	4,483	4,242	4,235

Unallocated costs	1,378	1,343	1,174

Total consolidated depreciation and amortization	$5,861	$5,585	$5,409

Capital Additions

	2010	2009	2008
	(In thousands)

Equipment	$1,540	$1,176	$1,588
Intevac Photonics	5,167	938	1,743

Total segment capital additions	6,707	2,114	3,331

Unallocated	348	501	854

Total consolidated capital additions	$7,055	$2,615	$4,185

Segment Assets

	2010	2009
	(In thousands)

Equipment	$57,130	$61,136
Intevac Photonics	31,275	25,529

Total segment assets	88,405	86,665

Cash and investments	137,380	89,841
Deferred income taxes	17,718	18,056
Other current assets	5,889	5,171
Common property, plant and equipment	1,803	2,802
Other assets	576	843

Consolidated total assets	$251,771	$203,378

Geographic revenue information for the three years ended December 31, 2010 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2010	2009	2008
	(In thousands)

United States	$47,554	$38,768	$33,806
Asia(*)	149,456	38,144	75,102
Europe	5,000	1,069	1,321
Rest of world	516	—	78

Total net revenues	$202,526	$77,981	$110,307

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net property, plant and equipment by geographic region at December 31 was as follows:

	2010	2009
	(In thousands)

United States	$13,268	$11,431
Asia	650	920

Net property, plant & equipment	$13,918	$12,351

13.	Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	April 3,	July 3,	Oct. 2,	Dec. 31,
	2010	2010	2010	2010
	(In thousands, except per share data)

Net sales	$33,142	$68,598	$64,627	$36,159
Gross profit	14,478	29,034	29,584	14,576
Net income	1,430	12,337	13,179	1,103
Basic income per share	$0.06	$0.55	$0.59	$0.05
Diluted income per share	$0.06	$0.54	$0.58	$0.05

	Three Months Ended
	March 28,	June 27,	Sept. 26,	Dec. 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Net sales	$12,308	$12,318	$19,155	$34,200
Gross profit	4,265	4,513	8,678	15,264
Net income (loss)	(5,773)	(4,487)	(1,792)	1,975
Basic income (loss) per share	$(0.26)	$(0.20)	$(0.08)	$0.09
Diluted income (loss) per share	$(0.26)	$(0.20)	$(0.08)	$0.09

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2010. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Intevac, Inc.

We have audited Intevac, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ GRANT THORNTON LLP

San Jose, California
February 25, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.  The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2010.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
(1)

Equity compensation plans approved by security holders(2)	3,385,245	$11.61	772,814
Equity compensation plans not approved by security holders	—	—	—

Total	3,385,245	$11.61	772,814

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 235,571 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2010” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(2)	Bylaws of the Registrant, as amended
10	.1+(3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10	.2+(4)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended
10	.3+(4)	The Registrant’s 2004 Equity Incentive Plan, as amended
10.4		Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Seventh Amendments
10	.6+(3)	The Registrant’s 401(k) Profit Sharing Plan
10	.9(5)	Director and Officer Indemnification Agreement
10	.11+(6)	The Registrant’s Executive Incentive Plan
10	.12+(6)	Employment Agreement of Kevin Fairbairn dated January 24, 2002, as amended
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Valuation Firm
24.1		Power of Attorney (see page 75)
31.1		Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008

(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 4, 2010

(5)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

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

Signature	Title	Date

/s/ KEVIN FAIRBAIRN (Kevin Fairbairn)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board	February 25, 2011

/s/ JEFFREY ANDRESON (Jeffrey Andreson)	Executive Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	February 25, 2011

/s/ DAVID S. DURY (David S. Dury)	Director	February 25, 2011

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	February 25, 2011

/s/ THOMAS M. ROHRS (Thomas M. Rohrs)	Director	February 25, 2011

/s/ JOHN F. SCHAEFER (John F. Schaefer)	Director	February 25, 2011

/s/ PING YANG (Ping Yang)	Director	February 25, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
		Charged	Charged
	Balance at	(Credited)	(Credited)			Balance at
	Beginning	to Costs and	to Other			End
Description	of Period	Expenses	Accounts	Deductions - Describe		of Period
	(In thousands)

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$57	$93	$—	$5	(1)	$145
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$145	$133	$—	$145	(1)	$133
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$133	$—	$—	$78	(1)	$55

(1)	Write-offs of amounts deemed uncollectible.