Form 10-Q
period 2011-04-02
INTEVAC INC
filed 2011-05-03
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☑ No
     On May 3, 2011, 22,838,418 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$25,879	$109,520
Short-term investments	50,263	4,994
Trade, note and other accounts receivable, net of allowances of $55 at both April 2, 2011 and December 31, 2010	17,560	25,911
Inventories	21,764	20,671
Prepaid expenses and other current assets	6,890	6,630
Deferred income tax assets	3,304	3,124

Total current assets	125,660	170,850
Property, plant and equipment, net	15,252	13,918
Long-term investments	52,294	22,866
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $1,937 at April 2, 2011 and $1,801 at December 31, 2010	6,848	6,984
Deferred income taxes and other long-term assets	20,333	18,764

Total assets	$238,776	$251,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,147	$5,562
Accrued payroll and related liabilities	4,578	11,365
Other accrued liabilities	10,612	11,104
Customer advances	4,805	4,867

Total current liabilities	25,142	32,898
Other long-term liabilities	10,973	11,630
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	142,281	139,824
Accumulated other comprehensive income	247	255
Retained earnings	60,110	67,141

Total stockholders’ equity	202,661	207,243

Total liabilities and stockholders’ equity	$238,776	$251,771

Note: Amounts as of December 31, 2010 are derived from the December 31, 2010 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 2,	April 3,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$15,491	$28,911
Technology development	1,932	4,231

Total net revenues	17,423	33,142
Cost of net revenues:
Systems and components	9,614	15,902
Technology development	1,429	2,762

Total cost of net revenues	11,043	18,664

Gross profit	6,380	14,478
Operating expenses:
Research and development	9,012	6,544
Selling, general and administrative	6,885	6,567

Total operating expenses	15,897	13,111

Income (loss) from operations	(9,517)	1,367
Interest income and other, net	129	391

Income (loss) before income taxes	(9,388)	1,758
Provision for (benefit from) income taxes	(2,357)	328

Net income (loss)	$(7,031)	$1,430

Net income (loss) per share:
Basic	$(0.31)	$0.06
Diluted	$(0.31)	$0.06

Weighted average common shares outstanding:
Basic	22,727	22,196
Diluted	22,727	22,975

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	April 2,	April 3,
	2011	2010
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(7,031)	$1,430
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,388	1,489
Net amortization of investment premiums and discounts	222	—
Equity-based compensation	962	617
Change in the fair value of acquisition-related contingent consideration	300	—
Deferred income taxes	(2,385)	34
Loss on disposal of equipment	31	—
Changes in operating assets and liabilities	(1,070)	19,772

Total adjustments	(552)	21,912

Net cash and cash equivalents provided by (used in) operating activities	(7,583)	23,342
Investing activities
Purchases of investments	(76,940)	(2,999)
Proceeds from sales and maturities of investments	1,995	6,250
Purchases of leasehold improvements and equipment	(2,617)	(791)

Net cash and cash equivalents provided by (used in) investing activities	(77,562)	2,460
Financing activities
Proceeds from issuance of common stock	1,495	916

Net cash and cash equivalents provided by financing activities	1,495	916
Effect of exchange rate changes on cash and cash equivalents	9	20

Net increase (decrease) in cash and cash equivalents	(83,641)	26,738
Cash and cash equivalents at beginning of period	109,520	17,592

Cash and cash equivalents at end of period	$25,879	$44,330

See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2010 (2010 Form 10-K). Intevac’s results of operations for the three months ended April 2, 2011 are not necessarily indicative of future operating results.
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
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	April 2,	December 31,
	2011	2010
	(In thousands)
Raw materials	$10,500	$13,370
Work-in-progress	9,668	5,295
Finished goods	1,596	2,006

	$21,764	$20,671

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Equity-Based Compensation
     At April 2, 2011, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended April 2, 2011, Intevac granted 26,000 stock options with an estimated total grant-date fair value of $185,000. Of this amount, estimated awards of $46,000 are not expected to vest. During the three months ended April 3, 2010, Intevac granted 87,500 stock options with an estimated total grant-date fair value of $765,000. Of this amount, estimated awards of $195,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three months ended April 2, 2011, Intevac granted purchase rights with an estimated total grant-date fair value of $1.3 million. During the three months ended April 3, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $48,000.
Compensation Expense
     The effect of recording equity-based compensation for the three-month periods ended April 2, 2011 and April 3, 2010 was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Equity-based compensation by type of award:
Stock options	$731	$487
Employee stock purchase plan	231	130

Total equity-based compensation	962	617
Tax effect on equity-based compensation	(269)	(193)

Net effect on net income (loss)	$693	$424

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The weighted-average estimated value of employee stock options granted during the three months ended April 2, 2011 and April 3, 2010 was $7.11 per share and $8.75 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended April 2, 2011 and April 3, 2010 was $5.18 per share and $4.78 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Stock Options:
Expected volatility	64.89%	68.34%
Risk free interest rate	2.00%	2.42%
Expected term of options (in years)	4.6	4.5
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	52.40%	55.48%
Risk free interest rate	0.51%	0.44%
Expected term of purchase rights (in years)	1.23	0.75
Dividend yield	None	None
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
5. Business Combination, Goodwill and Purchased Intangible Assets, Net
     On November 19, 2010, Intevac acquired the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, creating an ion implant module to be used in the manufacturing of photovoltaic cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. In connection with the acquisition, Intevac acquired $4.0 million of IPR&D, $43,000 of tangible assets, and $10.5 million of goodwill and assumed $703,000 of tangible liabilities. Intevac also recorded an $827,000 net deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The fair value of the contingent consideration increased $300,000 during the three months ended April 2, 2011.
     Prior to the acquisition, Intevac had an equity interest in SIT with a cost basis of $94,000 that was accounted for under the cost method. As a result of revaluing Intevac’s equity interest in SIT on the acquisition date, the Company recognized a gain of $481,000, which was included in other income, net, in the consolidated statement of operations during the fourth quarter of fiscal 2010.
     Intevac accounted for the acquisition of SIT as a business combination. Under business combination accounting, the assets and liabilities of SIT were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. Subsequent to the acquisition in the fourth quarter of fiscal 2010, Intevac paid in full $177,000 in notes payable to certain selling shareholders assumed upon the acquisition. The purchase price was allocated as follows:

(In thousands)
Current assets (including cash of $38)	$40
Property, plant, and equipment	3
IPR&D	4,000
Goodwill	10,484
Long-term deferred tax assets	697

Total assets acquired	15,224

Notes payable to sellers	177
Current liabilities	526
Long-term deferred tax liabilities	1,524

Total liabilities assumed	2,227

Net assets acquired	$12,997

     The results of operations for SIT for periods prior to the acquisition were not material to Intevac’s consolidated statements of operations and, accordingly, pro forma financial information has not been presented.
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2010, Intevac performed its annual impairment analysis and the results of the

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At April 2, 2011, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. At April 2, 2011, $10.5 million of goodwill is attributed to the Equipment segment and $7.9 million of goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three months ended April 2, 2011 was $136,000. As of April 2, 2011, future amortization expense is expected to be $406,000 for the remainder of 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015 and $593,000 thereafter. Intangible assets by segment are as follows: Equipment: $5.9 million and Intevac Photonics: $945,000.
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
     The following table displays the activity in the warranty provision account for the three-month periods ended April 2, 2011 and April 3, 2010:

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Beginning balance	$3,415	$1,602
Expenditures incurred under warranties	(817)	(591)
Accruals for product warranties issued during the reporting period	380	764
Adjustments to previously existing warranty accruals	114	79

Ending balance	$3,092	$1,854

     The following table displays the balance sheet classification of the warranty provision account at April 2, 2011 and at December 31, 2010:

	April 2,	December 31,
	2011	2010
	(In thousands)
Other accrued liabilities	$2,371	$2,612
Other long-term liabilities	721	803

Total warranty provision	$3,092	$3,415

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 2, 2011
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,091	$—	$—	$19,091
Commercial paper	3,000	—	—	3,000
Money market funds	3,788	—	—	3,788

Total cash and cash equivalents	$25,879	$—	$—	$25,879
Short-term investments:
Commercial paper	$19,237	$4	$—	$19,241
Corporate bonds and medium-term notes	9,892	10	2	9,900
Municipal bonds	2,232	—	1	2,231
U.S. treasury and agency securities	7,513	3	—	7,516
Variable rate demand notes (“VRDNs”)	11,375	—	—	11,375

Total short-term investments	$50,249	$17	$3	$50,263
Long-term investments:
Corporate bonds and medium-term notes	$24,653	$1	$42	$24,612
Municipal bonds	3,432	4	—	3,436
U.S. treasury and agency securities	13,977	—	12	13,965
Auction rate securities (“ARS”)	10,900	—	619	10,281

Total long-term investments	$52,962	$5	$673	$52,294

Total cash, cash equivalents, and investments	$129,090	$22	$676	$128,436

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2010
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$22,887	$—	$—	$22,887
Commercial paper	2,999	—	1	2,998
Corporate bonds	1,259	—	—	1,259
Money market funds	82,376	—	—	82,376

Total cash and cash equivalents	$109,521	$—	$1	$109,520
Short-term investments:
Commercial paper	$2,995	$—	$—	$2,995
U.S. treasury and agency securities	1,999	—	—	1,999

Total short-term investments	$4,994	$—	$—	$4,994
Long-term investments:
U.S. treasury and agency securities	$6,978	$5	$—	$6,983
Corporate bonds and medium-term notes	5,615	—	5	5,610
ARS	10,900	—	627	10,273

Total long-term investments	$23,493	$5	$632	$22,866

Total cash, cash equivalents, and investments	$138,008	$5	$633	$137,380

     The contractual maturities of available-for-sale securities at April 2, 2011 are presented in the following table.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$44,661	$44,676
Due after one through five years (1)	41,042	40,988
Due after five through ten years (2)	1,500	1,500
Due after ten years(3)	22,796	22,181

	$109,999	$109,345

(1)	Includes $575,000 in par value of VRDNs.

(2)	Includes $1.5 million in par value of VRDNs.

(3)	Includes $9.3 million in par value of VRDNs and $10.9 million in par value of ARS.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-that temporarily impaired as of April 2, 2011.

	April 2, 2011
	In Loss Position for		In Loss Position for
	Less than 12 Months		Greater than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
		(In thousands)
Corporate bonds and medium-term notes	$23,938	$44	$—	$—
Municipal bonds	1,231	1	—	—
U.S. treasury and agency securities	14,482	12	—	—
ARS	—	—	10,281	619

	$39,651	$57	$10,281	$619

     All prices for the fixed maturity securities including U.S. Treasury and agency securities, commercial paper, corporate bonds, VRDNs and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.
     VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. Intevac’s VRDN portfolio is comprised of investments in many municipalities, which are secured by irrevocable letters of credit from major financial institutions or other highly rated companies that serve as the pledged liquidity source. Intevac can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.
     As of April 2, 2011, Intevac’s investment portfolio included ARS with an aggregate par value of $10.9 million. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured.
     As of April 2, 2011, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At April 2, 2011, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 20 years to 35 years) to realize these investments’ recorded values.
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of April 2, 2011, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of April 2, 2011, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $619,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table represents the fair value hierarchy of Intevac’s assets and liabilities measured at fair value on a recurring basis as of April 2, 2011.

	Fair Value Measurements at April 2, 2011
	Total	Level 1	Level 2	Level 3
		(In thousands)

Assets:
Money market funds	$3,788	$3,788	$—	$—
U.S. treasury and agency securities	21,481	7,987	13,494	—
Commercial paper	22,241	—	22,241	—
Corporate bonds and medium-term notes	34,512	—	34,512	—
Municipal bonds	5,667	—	5,667	—
VRDNs	11,375	—	11,375	—
ARS	10,281	—	—	10,281

Total assets	$109,345	$11,775	$87,289	$10,281

Liabilities:
Acquisition-related contingent consideration	$10,157	$—	$—	$10,157

     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 2, 2011 and April 3, 2010. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in stockholders’ equity.
Changes in Level 3 instruments (in thousands):

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Beginning balance	$10,273	$66,249
Net unrealized gains (losses) included in earnings	—	—
Net unrealized gains (losses) included in other comprehensive income (loss)	8	(670)
Redemptions at par	—	(250)

Ending balance	$10,281	$65,329

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Other Comprehensive Income
     The components of accumulated other comprehensive income at April 2, 2011 and December 31, 2010 were as follows:

	April 2,	December 31,
	2011	2010
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(425)	$(408)
Foreign currency translation gains	672	663

Total accumulated other comprehensive income	$247	$255

     The changes in the components of comprehensive income (loss) for the three months ended April 2, 2011 and April 3, 2010 were as follows:

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Net income (loss)	$(7,031)	$1,430
Unrealized holding gains (losses) on available-for-sale investments, net of taxes:
Increase in unrealized holding losses	(26)	(670)
Income tax benefit	9	234

	(17)	(436)
Foreign currency translation gains	9	20

Total comprehensive income (loss)	$(7,039)	$1,014

10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)

Net income (loss)	$(7,031)	$1,430

Weighted-average shares — basic	22,727	22,196
Effect of dilutive potential common shares	—	779

Weighted-average shares — diluted	22,727	22,975

Net income (loss) per share —basic	$(0.31)	$0.06

Net income (loss) per share —diluted	$(0.31)	$0.06

Antidilutive shares based on employee awards excluded	1,793	1,155

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Segment Reporting
     Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 2, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
     Information for each reportable segment for the three months ended April 2, 2011 and April 3, 2010 is as follows:
Net Revenues

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Equipment	$10,180	$25,557
Intevac Photonics	7,243	7,585

Total segment net revenues	$17,423	$33,142

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Operating Income (Loss)

	Three months ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Equipment	$(6,270)	$3,880
Intevac Photonics	(1,583)	(1,184)

Total income (loss) from segment operations	(7,853)	2,696
Unallocated costs	(1,664)	(1,329)

Income (loss) from operations	(9,517)	1,367
Interest income, net	246	405
Other income and expense, net	(117)	(14)

Income (loss) before income taxes	$(9,388)	$1,758

     Total assets for each reportable segment as of April 2, 2011 and December 31, 2010 are as follows:
Assets

	April 2,	December 31,
	2011	2010
	(In thousands)
Equipment	$52,702	$57,130
Intevac Photonics	29,053	31,275

Total segment assets	81,755	88,405

Cash, cash equivalents and investments	128,436	137,380
Deferred income taxes	19,720	17,718
Other current assets	6,421	5,889
Common property, plant and equipment	1,826	1,803
Other assets	618	576

Consolidated total assets	$238,776	$251,771

12. Income Taxes
     Intevac recorded an income tax benefit at an effective rate of 25.3% for the three months ended April 2, 2011, compared with an income tax provision at an effective rate of 16.5% for the three months ended April 3, 2010. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.
     Intevac is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. During the first quarter of fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. Presently, there are no active income tax examinations in the jurisdictions where Intevac operates.
13. Contingencies
     From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2011 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 25, 2011, and our periodic Form 10-Q’s and Form 8-K’s.
Overview
     Intevac provides process manufacturing equipment solutions to the hard disk drive industry, high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry and wafer handling platforms to the semiconductor industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers and potential customers include manufacturers of hard disk drives, semiconductor equipment, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the fourth quarter of 2010, Intevac completed the acquisition of the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development-stage company, creating a manufacturing module for PV applications.
     Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.
     Intevac’s results are driven primarily by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, personal audio and video players and video game platforms. Intevac continues to execute its equipment diversification strategy into new markets by introducing products for PV solar cell and semiconductor equipment manufacturing. Intevac believes that expansion into these new markets which are significantly larger than the hard disk drive deposition equipment market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, semiconductors, and PV cells, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

     The following table presents certain significant measurements for the three months ended April 2, 2011 and April 3, 2010:

	Three months ended
	April 2,	April 3,	Change over
	2011	2010	prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$17,423	$33,142	$(15,719)
Gross profit	$6,380	$14,478	$(8,098)
Gross margin percent	36.6%	43.7%	(7) points
Net income (loss)	$(7,031)	$1,430	$(8,461)
Earnings (loss) per diluted share	$(0.31)	$0.06	$(0.37)
     First quarter financial results for fiscal 2011 declined as Intevac’s Equipment customers did not take delivery of any 200 Lean systems. Net sales decreased during the first quarter of fiscal 2011 primarily due to lower equipment sales to disk manufacturers and lower Intevac Photonics’ technology development contracts offset in part by higher Intevac Photonics product sales. Net income for the first quarter of fiscal 2011 decreased compared to the same period in the prior year due to lower net sales, increased operating expenses from the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010, offset in-part by the absence of variable compensation expenses and recognition of an income tax benefit. In the first quarter of fiscal 2011, the Company did not record variable compensation expenses as a result of being in a loss position.
     For the second quarter of 2011, Intevac expects its Equipment revenue to be higher than the first quarter of 2011 as hard disk drive customers take delivery of systems currently in backlog to increase their production capacity. Intevac expects Intevac Photonics’ revenues in the second quarter of 2011 to increase from the first quarter of 2011 as Photonics continues to increase its digital night-vision product shipments and penetrate new military program opportunities.
     Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “Continuum™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™”.
Results of Operations
Net revenues

			Change over
	Three months ended		prior period
	April 2, 2011	April 3, 2010	Amount	%
	(In thousands, except percentages)

Equipment	$10,180	$25,557	$(15,377)	(60.2)%
Intevac Photonics	7,243	7,585	(342)	(4.5)%

Total net revenues	$17,423	$33,142	$(15,719)	(47.4)%

     Equipment revenue for the three months ended April 2, 2011 included revenue recognized for three AccuLuberTM systems, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended April 3, 2010 included revenue recognized for two 200 Lean systems, one AccuLuber system, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended April 2, 2011 did not include any sales of 200 Lean systems. Intevac expects to ship fewer 200 Lean systems in 2011 compared to 2010 as the hard disk drive industry is not expected to add the same level of capacity experienced in 2010. Demand for hard disk drives in the long term is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies.
     Intevac Photonics revenue for the three months ended April 2, 2011 consisted of $1.9 million of research and development contract revenue and $5.3 million of product sales. Intevac Photonics revenue for the three months ended April 3, 2010 consisted of $4.2 million of research and development contract revenue and $3.4 million of product sales. The increase in product revenue resulted from higher sales of digital night-vision cameras and commercial products. The decrease in contract research and development revenue was the result of a lower volume of contracts as several of Intevac Photonics’ large development contracts were completed in 2010 and delays in U.S. government defense budget approvals. Intevac expects that in 2011, Intevac Photonics business levels will be flat compared to fiscal 2010. For fiscal 2011, Intevac expects Photonics product revenue from low-light sensors and cameras to increase; however, contract research and development revenue will likely be lower as a result of the completion of certain development contracts in fiscal 2010 and delayed contract funding for several large programs due to delays in U.S. government defense budget approvals. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of additional commercial products.
     Intevac’s backlog of orders at April 2, 2011 was $41.7 million, as compared to $46.7 million at December 31, 2010 and $152.3 million at April 3, 2010. The $41.7 million of backlog at April 2, 2011 consisted of $25.1 million of Equipment backlog and $16.6 million of Intevac Photonics backlog. The $46.7 million of backlog at December 31, 2010 consisted of $27.3 million of Equipment backlog and $19.4 million of Intevac Photonics backlog. Backlog at April 2, 2011 included two 200 Lean systems compared to two at December 31, 2010 and twenty-six at April 3, 2010.
     International sales decreased by 40.1% to $10.3 million for the three months ended April 2, 2011 from $17.2 million for the three months ended April 3, 2010. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems and upgrades. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 59.0% of net revenues for the three months ended April 2, 2011 and 51.8% of net revenues for the three months ended April 3, 2010. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.
Gross profit

	Three months ended
	April 2, 2011	April 3, 2010	%Change
	(In thousands, except percentages)

Equipment gross profit	$4,608	$12,453	(63.0)%
% of Equipment net revenues	45.3%	48.7%
Intevac Photonics gross profit	$1,772	$2,025	(12.5)%
% of Intevac Photonics net revenues	24.5%	26.7%
Total gross profit	$6,380	$14,478	(55.9)%
% of net revenues	36.6%	43.7%

     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin was 45.3% in the three months ended April 2, 2011 compared to 48.7% in the three months ended April 3, 2010. The lower gross margin was due primarily to lower revenues, product mix, and lower factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 24.5% in the three months ended April 2, 2011 compared to 26.7% in the three months ended April 3, 2010. The decrease in gross margin resulted primarily from lower revenues, lower margins on technology development contracts and a charge for inventory write-offs offset in part by favorable product mix to higher margin product sales and cost reductions associated with Intevac Photonics’ high-volume production contract for its digital night-vision camera with a NATO customer.
Research and development

			Change over
	Three months ended		prior period
	April 2, 2011	April 3, 2010	Amount	%
	(In thousands, except percentages)

Research and development expense	$9,012	$6,544	$2,468	37.7%
% of net revenues	51.7%	19.7%
     Research and development spending increased in both Equipment and Intevac Photonics during the three months ended April 2, 2011 as compared to the three months ended April 3, 2010. The increase in Equipment spending was due primarily to increased PV development and the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010. The increase in Intevac Photonics research and development reflected a lower volume of billable contract research and development efforts. Research and development expenses do not include costs of $1.4 million and $2.8 million for the three-month periods ended April 2, 2011 and April 3, 2010, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.
Selling, general and administrative

			Change over
	Three months ended		prior period
	April 2, 2011	April 3, 2010	Amount	%
	(In thousands, except percentages)

Selling, general and administrative expense	$6,885	$6,567	$318	4.8%
% of net revenues	39.5%	19.8%
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three months ended April 2, 2011 was primarily the result of acquisition-related charges and increased equity compensation expense, offset in part by the suspension of variable compensation accruals. Selling, general and administrative expense for the three months ended April 2, 2011 includes $300,000 in charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition.

Interest income and other, net

			Change over
	Three months ended		prior period
	April 2, 2011	April 3, 2010	Amount	%
	(In thousands, except percentages)

Interest income and other, net	$129	$391	$(262)	(67.0)%
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The decrease in interest and other income in the three months ended April 2, 2011 resulted from lower interest rates and fluctuations in foreign currency gains and losses.
Income tax provision (benefit)

			Change over
	Three months ended		prior period
	April 2, 2011	April 3, 2010	Amount	%
	(In thousands, except percentages)

Income tax provision (benefit)	$(2,357)	$328	$(2,685)	(818.6)%
     Intevac recorded an income tax benefit at an effective rate of 25.3% for the three months ended April 2, 2011, compared with an income tax provision at an effective rate of 16.5% for the three months ended April 3, 2010. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
     Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.
Liquidity and Capital Resources
     At April 2, 2011, Intevac had $128.4 million in cash, cash equivalents, and investments compared to $137.4 million at December 31, 2010. During the first three months of 2011, cash and cash equivalents and investments decreased by $8.9 million due primarily to cash used by operating activities and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     Cash, cash-equivalents and investments consist of the following:

	April 2,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$25,879	$109,520
Short-term investments	50,263	4,994
Long-term investments	52,294	22,866

Total cash, cash equivalents and investments	$128,436	$137,380

     Operating activities used cash of $7.6 million during the first three months of 2011 and generated cash of $23.3 million during the first three months of 2010. The decrease in cash generated by operating activities was due primarily to the net loss and changes in working capital during the first three months of 2011.

     Accounts receivable totaled $17.6 million at April 2, 2011, compared to $25.9 million at December 31, 2010. The decrease of $8.4 million in the receivable balance was due to collection of system invoices. Total net inventories increased to $21.8 million at April 2, 2011, compared to $20.7 million at December 31, 2010 as the Company began building systems for delivery in the second quarter of fiscal 2011. Accounts payable decreased to $5.1 million at April 2, 2011 compared to $5.6 million at December 31, 2010 in line with business levels. Accrued payroll and related liabilities decreased by $6.8 million during the three months ended April 2, 2011 primarily related to the payment for prior year bonuses and profit sharing.
     Investing activities in the first three months of 2011 used cash of $77.6 million. Purchases of investments net of proceeds from sales of investments totaled $74.9 million. Capital expenditures for the three months ended April 2, 2011 were $2.6 million.
     Financing activities in the first three months of 2011 generated cash of $1.5 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds, corporate bonds and variable rate demand notes (“VRDNs”). Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
     As of April 2, 2011, Intevac’s available-for-sale securities included $10.9 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $619,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at April 2, 2011, the fair value of the ARS was estimated at $10.3 million based on a valuation by Houlihan Capital Advisors, LLC, using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of April 2, 2011, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5 to $6 million in capital expenditures during the remainder of 2011.
Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 25, 2011. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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
     For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2010 Form 10-K. Management believes that there has been no significant change during the three months ended April 2, 2011 to the items identified as critical accounting policies in Intevac’s 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS.
     The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at April 2, 2011.

								Fair
	2011	2012	2013	2014	2015	Beyond	Total	Value
	(In thousands, except percentages)

Cash equivalents		—	—	—	—	—
Fixed rate amounts	$3,000						$3,000	$3,000
Weighted-average rate	0.31%	—	—	—	—	—
Variable rate amounts	$3,788	—	—	—	—	—	$3,788	$3,788
Weighted-average rate	0.10%	—	—	—	—	—
Short-term investments Fixed rate amounts	$24,990	$12,884	—	—	—	—	$37,874	$37,888
Weighted-average rate	0.68%	3.19%	—	—	—	—
Variable rate amounts	$12,375	—	—	—	—	—	$12,375	$12,375
Weighted-average rate	0.40%	—	—	—	—	—
Long-term investments Fixed rate amounts	—	$35,880	$6,182	—	—	$10,900	$52,962	$52,294
Weighted-average rate	—	2.82%	2.41%	—	—	3.38%
Total investment portfolio	$44,153	$48,764	$6,182	—	—	$10,900	$109,999	$109,345
     At April 2, 2011, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of April 2, 2011, Intevac had $10.3 million in ARS in the Condensed Consolidated Balance Sheet, which is net of an unrealized loss of $619,000. The unrealized loss is included in other comprehensive income, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.
     Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an impairment charge in 2011.
     Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At April 2, 2011, Intevac had no foreign currency forward exchange contracts.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 2, 2011, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.
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
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives. We have also entered markets to sell equipment used to manufacture commodity technology products such as semiconductor devices and photovoltaic (“PV”) solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage. Intevac expects to ship fewer 200 Lean systems in 2011 compared to 2010 as the hard disk drive industry is not expected to add the same level of capacity experienced in 2010. We cannot predict with any certainty when these cycles will begin or end.
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
     Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, iPad-like tablet computing devices, netbooks or mobile phones with advanced capabilities, or “smartphones”, may not contain a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.
We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.
     In the market for our disk sputtering systems, we experience competition from Canon Anelva, which has sold a substantial number of systems worldwide. In the market for semiconductor wafer handling equipment we are attempting to enter a market with several large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and Fairchild Imaging (which was acquired by BAE Systems). In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba—Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor and photovoltaic equipment markets where we have not previously offered products. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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
     Industry consolidation can limit the number of potential customers for our products. Seagate acquired Maxtor in 2006 and announced in 2011 that will acquire Samsung’s hard disk drive business. Western Digital acquired Komag in 2007, Hoya’s magnetic media operations in 2010 and announced in 2011 that it will acquire Hitachi Global Storage Technology. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.
Our growth depends on development of technically advanced new products and processes.
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Continuum wafer handling product, our LEAN SOLAR systems for PV applications, our digital night-vision products, our Raman system products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment and the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date Intevac has not recognized revenue from our semiconductor wafer handling or PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
     Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday. We may lose our eligibility for such benefits if, among other things, applicable requirements are not met or if Intevac incurs net losses for which it cannot claim a deduction. Loss of these tax benefits could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.
     We booked a significant tax benefit in both 2009 and 2008 based on management’s belief that we could both carryback losses to years Intevac paid income taxes and carryforward tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $58 million of taxable income in order to realize the Federal deferred tax assets recorded as of April 2, 2011. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
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
     As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 5 “Business Combination, Goodwill and Purchased Intangible Assets, Net” in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.
The liquidity of our auction rate securities is impaired, which could impact our ability to meet cash requirements and require additional financing.
     At April 2, 2011, we held auction rate securities (“ARS”) with a par value of $10.9 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 20 to 35 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS auctions have failed. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the ARS held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% — 98% reinsured by the U.S. Department of Education. As of April 2, 2011, all of these securities are currently rated investment grade but there is no assurance that these ARS will continue to be similarly rated in the future. As of April 2, 2011, securities with a par value of $8.5 million are rated AAA/Aaa, and a security with a par value of $2.4 million is rated AAA/A3. These securities are classified as long-term investments and we recorded a temporary impairment charge of $619,000. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. In addition, Intevac could, in such a situation require additional financing which might not be available on favorable terms, if at all.
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

INTEVAC, INC.
Date: May 3, 2011	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2011	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)