Form 10-Q
period 2011-07-02
INTEVAC INC
filed 2011-08-02
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
     On August 2, 2011, 22,881,536 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$31,890	$109,520
Short-term investments	43,171	4,994
Trade, note and other accounts receivable, net of allowances of $55 at both July 2, 2011 and December 31, 2010	26,360	25,911
Inventories	19,190	20,671
Prepaid expenses and other current assets	7,084	6,630
Deferred income tax assets	3,445	3,124

Total current assets	131,140	170,850
Property, plant and equipment, net	15,301	13,918
Long-term investments	48,226	22,866
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,073 at July 2, 2011 and $1,801 at December 31, 2010	6,712	6,984
Deferred income taxes and other long-term assets	22,188	18,764

Total assets	$241,956	$251,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,816	$5,562
Accrued payroll and related liabilities	4,984	11,365
Other accrued liabilities	11,066	11,104
Customer advances	7,101	4,867

Total current liabilities	28,967	32,898
Other long-term liabilities	11,376	11,630
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	143,625	139,824
Accumulated other comprehensive income	474	255
Retained earnings	57,491	67,141

Total stockholders’ equity	201,613	207,243

Total liabilities and stockholders’ equity	$241,956	$251,771

Note: Amounts as of December 31, 2010 are derived from the December 31, 2010 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$25,734	$63,967	$41,225	$92,878
Technology development	1,851	4,631	3,783	8,862

Total net revenues	27,585	68,598	45,008	101,740
Cost of net revenues:
Systems and components	16,440	36,425	26,053	52,327
Technology development	1,008	3,139	2,437	5,901

Total cost of net revenues	17,448	39,564	28,490	58,228

Gross profit	10,137	29,034	16,518	43,512
Operating expenses:
Research and development	8,290	7,011	17,302	13,555
Selling, general and administrative	6,508	7,558	13,394	14,125

Total operating expenses	14,798	14,569	30,696	27,680

Income (loss) from operations	(4,661)	14,465	(14,178)	15,832
Interest income and other, net	169	72	298	463

Income (loss) before income taxes	(4,492)	14,537	(13,880)	16,295
Provision for (benefit from) income taxes	(1,873)	2,200	(4,230)	2,528

Net income (loss)	$(2,619)	$12,337	$(9,650)	$13,767

Net income (loss) per share:
Basic	$(0.11)	$0.55	$(0.42)	$0.62
Diluted	$(0.11)	$0.54	$(0.42)	$0.60

Weighted average common shares outstanding:
Basic	22,851	22,286	22,789	22,241
Diluted	22,851	22,931	22,789	22,953
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2,	July 3,
	2011	2010
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(9,650)	$13,767
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,825	2,922
Net amortization of investment premiums and discounts	571	—
Loss on sale of investments	150	—
Equity-based compensation	2,046	1,583
Change in the fair value of acquisition-related contingent consideration	573	—
Deferred income taxes	(4,738)	2,094
Loss (gain) on disposal of equipment	(109)	122
Changes in operating assets and liabilities	(3,297)	(20,396)

Total adjustments	(1,979)	(13,675)

Net cash and cash equivalents provided by (used in) operating activities	(11,629)	92
Investing activities
Purchases of investments	(87,040)	(2,999)
Proceeds from sales and maturities of investments	23,095	13,200
Proceeds from sale of equipment	241	—
Purchases of leasehold improvements and equipment	(4,068)	(2,342)

Net cash and cash equivalents provided by (used in) investing activities	(67,772)	7,859
Financing activities
Net proceeds from issuance of common stock	1,755	1,231

Net cash and cash equivalents provided by financing activities	1,755	1,231
Effect of exchange rate changes on cash and cash equivalents	16	33

Net increase (decrease) in cash and cash equivalents	(77,630)	9,215
Cash and cash equivalents at beginning of period	109,520	17,592

Cash and cash equivalents at end of period	$31,890	$26,807

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2010 (2010 Form 10-K). Intevac’s results of operations for the three and six months ended July 2, 2011 are not necessarily indicative of future operating results.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
2. New Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Intevac does not expect the adoption of ASU 2011-05 to have a significant effect on its consolidated financial statements.
     In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement,” (“ASU 2011-04”). The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Intevac does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
3. Inventories
     Inventories are stated at the lower of average cost or market and consist of the following:

	July 2,	December 31,
	2011	2010
	(In thousands)
Raw materials	$10,221	$13,370
Work-in-progress	5,252	5,295
Finished goods	3,717	2,006

	$19,190	$20,671

     Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Equity-Based Compensation
     At July 2, 2011, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.
     The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended July 2, 2011, Intevac granted 514,000 stock options with an estimated total grant-date fair value of $3.1 million, including 2,000 shares granted to a consultant with a grant date fair value of $11,000. Of this amount, estimated awards of $722,000 are not expected to vest. During the three months ended July 3, 2010, Intevac granted 508,000 stock options with an estimated total grant-date fair value of $3.3 million, including 2,000 shares granted to a consultant with a grant date fair value of $13,000. Of this amount, estimated awards of $769,000 are not expected to vest. During the six months ended July 2, 2011, Intevac granted 540,000 stock options with an estimated total grant-date fair value of $3.3 million. Of this amount, estimated awards of $768,000 are not expected to vest. During the six months ended July 3, 2010, Intevac granted 595,000 stock options with an estimated total grant-date fair value of $4.0 million. Of this amount, estimated awards of $964,000 are not expected to vest.
     The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the six months ended July 2, 2011, Intevac granted purchase rights with an estimated total grant-date fair value of $1.3 million. During the six months ended July 3, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $48,000.
Compensation Expense
     The effect of recording equity-based compensation for the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Equity-based compensation by type of award:
Stock options	$761	$855	$1,492	$1,342
Employee stock purchase plan	323	111	554	241

Total equity-based compensation	1,084	966	2,046	1,583
Tax effect on equity-based compensation	(293)	(309)	(562)	(502)

Net effect on net income (loss)	$791	$657	$1,484	$1,081

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
     The weighted-average estimated value of employee stock options granted during the three months ended July 2, 2011 and July 3, 2010 was $6.07 per share and $6.46 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended July 2, 2011 and July 3, 2010 was $6.12 per share and $6.79 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pursuant to the ESPP during the six months ended July 2, 2011 and July 3, 2010 was $5.18 and $4.78 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended July 2, 2011 or July 3, 2010. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Stock Options:
Expected volatility	64.69%	67.87%	64.70%	67.94%
Risk free interest rate	1.77%	1.61%	1.78%	1.73%
Expected term of options (in years)	4.8	4.5	4.8	4.5
Dividend yield	None	None	None	None

	Six Months Ended
	July 2, 2011	July 3, 2010
Stock Purchase Rights:
Expected volatility	52.40%	55.48%
Risk free interest rate	0.51%	0.44%
Expected term of purchase rights (in years)	1.23	0.75
Dividend yield	None	None
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. Intevac estimated the fair value of this contingent consideration to be in the amount of $5.6 million based on the probability that certain milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders for achievement of the first milestone.
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
     Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The fair value of the contingent consideration increased $273,000 and $573,000 respectively for the three and six months ended July 2, 2011.
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
     Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2010, Intevac performed its annual impairment analysis and the results of the

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At July 2, 2011, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. At July 2, 2011, $10.5 million of goodwill is attributed to the Equipment segment and $7.9 million of goodwill is attributed to the Intevac Photonics segment.
     Total amortization expense of finite-lived intangibles for the three and six months ended July 2, 2011 was $136,000, and $271,000 respectively. As of July 2, 2011, future amortization expense is expected to be $271,000 for the remainder of 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015 and $592,000 thereafter. Intangible assets by segment are as follows: Equipment: $5.8 million and Intevac Photonics: $919,000.
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
     The following table displays the activity in the warranty provision account for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$3,092	$1,854	$3,415	$1,602
Expenditures incurred under warranties	(532)	(523)	(1,349)	(1,114)
Accruals for product warranties issued during the reporting period	619	1,589	999	2,353
Adjustments to previously existing warranty accruals	(52)	66	62	145

Ending balance	$3,127	$2,986	$3,127	$2,986

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table displays the balance sheet classification of the warranty provision account at July 2, 2011 and at December 31, 2010:

	July 2,	December 31,
	2011	2010
	(In thousands)
Other accrued liabilities	$2,645	$2,612
Other long-term liabilities	482	803

Total warranty provision	$3,127	$3,415

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Cash, Cash Equivalents and Investments
     Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 2, 2011
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$20,551	$—	$—	$20,551
Money market funds	11,339	—	—	11,339

Total cash and cash equivalents	$31,890	$—	$—	$31,890
Short-term investments:
Certificate of deposit	$250	$—	$—	$250
Commercial paper	7,997	2	—	7,999
Corporate bonds and medium-term notes	16,009	29	4	16,034
Municipal bonds	4,341	8	1	4,348
U.S. treasury and agency securities	7,508	7	—	7,515
Variable rate demand notes (“VRDNs”)	7,025	—	—	7,025

Total short-term investments	$43,130	$46	$5	$43,171
Long-term investments:
Corporate bonds and medium-term notes	$25,173	$55	$2	$25,226
Municipal bonds	1,829	3	—	1,832
U.S. treasury and agency securities	13,980	61	—	14,041
Auction rate securities (“ARS”)	7,600	—	473	7,127

Total long-term investments	$48,582	$119	$475	$48,226

Total cash, cash equivalents, and investments	$123,602	$165	$480	$123,287

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$22,887	$—	$—	$22,887
Commercial paper	2,999	—	1	2,998
Corporate bonds	1,259	—	—	1,259
Money market funds	82,376	—	—	82,376

Total cash and cash equivalents	$109,521	$—	$1	$109,520
Short-term investments:
Commercial paper	$2,995	$—	$—	$2,995
U.S. treasury and agency securities	1,999	—	—	1,999

Total short-term investments	$4,994	$—	$—	$4,994
Long-term investments:
U.S. treasury and agency securities	$6,978	$5	$—	$6,983
Corporate bonds and medium-term notes	5,615	—	5	5,610
ARS	10,900	—	627	10,273

Total long-term investments	$23,493	$5	$632	$22,866

Total cash, cash equivalents, and investments	$138,008	$5	$633	$137,380

     The contractual maturities of available-for-sale securities at July 2, 2011 are presented in the following table.

	Amortized
	Cost	Fair Value
	(In thousands)
Due in one year or less	$44,323	$44,356
Due after one through five years (1)	42,552	42,672
Due after ten years(2)	16,176	15,708

	$103,051	$102,736

(1)	Includes $575,000 in par value of VRDNs.

(2)	Includes $6.5 million in par value of VRDNs and $7.6 million in par value of ARS.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 2, 2011.

	July 2, 2011
	In Loss Position for		In Loss Position for
	Less than 12 Months		Greater than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Corporate bonds and medium-term notes	$2,509	$6	$—	$—
Municipal bonds	1,219	1	—	—
ARS	—	—	7,127	473

	$3,728	$7	$7,127	$473

     All prices for the fixed maturity securities including U.S. Treasury and agency securities, commercial paper, corporate bonds, VRDNs and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.
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
     As of July 2, 2011, Intevac’s investment portfolio included ARS with an aggregate par value of $7.6 million. All of the ARS are student loan structured issues, where the loans have been originated under the U.S. Department of Education’s Federal Family Education Loan Program. The principal and interest are 97-98% reinsured by the U.S. Department of Education and the collateral ratios range from 102% to 115%. Securities with a par value of $5.5 million are rated AAA/Aaa, and a security with a par value of $2.1 million is rated AAA/A3. These investments have experienced failed auctions beginning in February 2008. The investments in ARS will not be accessible until a successful auction occurs, they are restructured into a more liquid security, a buyer is found outside of the auction process, or the underlying securities have matured. In June 2011, the Company participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.9 million and recognized a realized loss on the sale of $150,000.
     As of July 2, 2011, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. At July 2, 2011, the fair value of the ARS was estimated at $7.1 million based on a valuation by Houlihan Capital Advisors, LLC using discounted cash flow models and management applying internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of maximum auction rates and valuation models. These securities are classified as long-term assets, as management believes that the ARS market will not become liquid within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 20 years to 34 years) to realize these investments’ recorded values.
     Management believes that the impairment of the ARS investments is temporary, primarily due to the government guarantee of the underlying securities and Intevac’s ability to hold these securities for the foreseeable future. Management believes that it is more likely than not that it would not be required to sell these securities before the recovery of their par amounts. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period, because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Intevac’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value. As of July 2, 2011, management has no reason to believe that any of the underlying issuers of Intevac’s ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing Intevac’s ARS has been impacted by the reduced liquidity of these investments. As of July 2, 2011, based on the Level 3 valuation performed, Intevac determined that there was a temporary decline in fair value of its ARS of $473,000.
     The following table represents the fair value hierarchy of Intevac’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2011.

	Fair Value Measurements at July 2, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$11,339	$11,339	$—	$—
Certificate of deposit	250	250	—	—
U.S. treasury and agency securities	21,556	8,027	13,529	—
Commercial paper	7,999	—	7,999	—
Corporate bonds and medium-term notes	41,260	—	41,260	—
Municipal bonds	6,180	—	6,180	—
VRDNs	7,025	—	7,025	—
ARS	7,127	—	—	7,127

Total assets	$102,736	$19,616	$75,993	$7,127

Liabilities:
Acquisition-related contingent consideration	$10,430	$—	$—	$10,430

     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended July 2, 2011 and July 3, 2010. The majority of Intevac’s Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in stockholders’ equity.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in Level 3 instruments (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$10,281	$65,329	$10,273	$66,249
Net realized losses included in earnings	(150)	—	(150)	—
Net unrealized gains (losses) included in other comprehensive income	146	253	154	(417)
Proceeds from tender offer	(2,850)	—	(2,850)	—
Redemptions at par	(300)	(3,950)	(300)	(4,200)

Ending balance	$7,127	$61,632	$7,127	$61,632

9. Other Comprehensive Income
     The components of accumulated other comprehensive income at July 2, 2011 and December 31, 2010 were as follows:

	July 2,	December 31,
	2011	2010
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(205)	$(408)
Foreign currency translation gains	679	663

Total accumulated other comprehensive income	$474	$255

     The changes in the components of comprehensive income (loss) for the three and six month periods ended July 2, 2011 and July 3, 2010 were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(2,619)	$12,337	$(9,650)	$13,767
Unrealized holding gains (losses) on available-for-sale investments, net of taxes
(Increase) decrease in unrealized holding losses on available-for-sale investments	339	253	313	(417)
Income tax benefit (expense)	(119)	(89)	(110)	146

	220	164	203	(271)
Foreign currency translation gains (losses)	7	13	16	33

Total comprehensive income (loss)	$(2,392)	$12,514	$(9,431)	$13,529

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(in thousands, except per share amounts)
Net income (loss)	$(2,619)	$12,337	$(9,650)	$13,767

Weighted-average shares — basic	22,851	22,286	22,789	22,241
Effect of dilutive potential common shares	—	645	—	712

Weighted-average shares — diluted	22,851	22,931	22,789	22,953

Net income (loss) per share — basic	$(0.11)	$0.55	$(0.42)	$0.62

Net income (loss) per share — diluted	$(0.11)	$0.54	$(0.42)	$0.60

Antidilutive shares based on employee awards excluded	2,864	1,555	2,329	1,355

     Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.
11. Segment Reporting
     Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 2, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information for each reportable segment for the three and six months ended July 2, 2011 and July 3, 2010 is as follows:
Net Revenues

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Equipment	$19,815	$60,028	$29,995	$85,585
Intevac Photonics	7,770	8,570	15,013	16,155

Total segment net revenues	$27,585	$68,598	$45,008	$101,740

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Equipment	$(2,794)	$16,776	$(9,064)	$20,656
Intevac Photonics	(493)	(1,441)	(2,076)	(2,625)

Total income (loss) from segment operations	(3,287)	15,335	(11,140)	18,031

Unallocated costs	(1,374)	(870)	(3,038)	(2,199)

Income (loss) from operations	(4,661)	14,465	(14,178)	15,832
Interest income and other, net	169	72	298	463

Income (loss) before income taxes	$(4,492)	$14,537	$(13,880)	$16,295

     Total assets for each reportable segment as of July 2, 2011 and December 31, 2010 are as follows:
Assets

	July 2,	December 31,
	2011	2010
	(In thousands)
Equipment	$57,582	$57,130
Intevac Photonics	30,313	31,275

Total segment assets	87,895	88,405

Cash, cash equivalents and investments	123,287	137,380
Deferred income taxes	21,954	17,718
Other current assets	6,495	5,889
Common property, plant and equipment	1,653	1,803
Other assets	672	576

Consolidated total assets	$241,956	$251,771

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
     Intevac’s effective income tax rate for the three and six months ended July 2, 2011 was 42.8% and 30.9%, respectively. Intevac’s effective income tax rate for the three and six months ended July 3, 2010 was 15.2% and 15.3%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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

     The following table presents certain significant measurements for the three and six months ended July 2, 2011 and July 3, 2010:

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$27,585	$68,598	$(41,013)	$45,008	$101,740	$(56,732)
Gross profit	$10,137	$29,034	$(18,897)	$16,518	$43,512	$(26,994)
Gross margin percent	36.7%	42.3%	(5.6) points	36.7%	42.8%	(6.1) points
Net income (loss)	$(2,619)	$12,337	$(14,956)	$(9,650)	$13,767	$(23,417)
Earnings (loss) per diluted share	$(0.11)	$0.54	$(0.65)	$(0.42)	$0.60	$(1.02)
     Financial results for the second quarter and first six months for fiscal 2011 declined over the same periods in the prior year as Intevac’s Equipment customers took delivery of fewer 200 Lean systems. Net revenues decreased during the second quarter and first six months of fiscal 2011 primarily due to lower equipment sales to disk manufacturers and lower Intevac Photonics’ technology development contracts offset in part by higher Intevac Photonics product sales. Net income for the second quarter and first six months of fiscal 2011 decreased compared to the same periods in the prior year due to lower net revenues and increased operating expenses from the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010, offset in-part by the absence of variable compensation expenses and recognition of an income tax benefit. In the second quarter and first six months of fiscal 2011, the Company did not record compensation expense in association with its variable compensation programs as a result of being in a loss position.
     Intevac expects its Equipment revenue for the remainder of fiscal 2011 to be flat compared to the first half of fiscal 2011. Intevac’s hard drive customers are not expected to take delivery of any capacity systems for the remainder of fiscal 2011 but are expected to continue to invest in upgrades to their installed base. Intevac expects revenue from new products to increase in the second half of 2011 related to its PV equipment products. Intevac expects Intevac Photonics’ revenues in the second half of 2011 to remain flat with the first half of 2011.
     Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “Continuum™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,”
“I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™,” “NightVista®,” “Night Port™,”
“PHARMA-ID™,” and “RAPID-ID™”.
Results of Operations
Net revenues

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands)

Equipment	$19,815	$60,028	$(40,213)	$29,995	$85,585	$(55,590)
Intevac Photonics	7,770	8,570	(800)	15,013	16,155	(1,142)

Total net revenues	$27,585	$68,598	$(41,013)	$45,008	$101,740	$(56,732)

     Equipment revenue for the three and six months ended July 2, 2011 decreased over the same periods in the prior year as a result of lower sales of disk sputtering systems, technology upgrades and spare parts. During the second quarter of 2011 Intevac recognized revenue on three 200 Lean systems, one AccuLuberTM system, three Continuum™ wafer handling systems, disk equipment technology upgrades, and spare parts. During the second quarter of 2010 Intevac recognized revenue on revenue on twelve 200 Lean systems, disk equipment technology upgrades and spare parts. Equipment revenue for the six months ended July 2, 2011 included revenue recognition for three 200 Lean systems, four AccuLuber systems, three Continuum wafer handling systems, upgrades and spare parts. Equipment revenue for the six months ended July 3, 2010 included revenue recognition for fourteen 200 Lean systems, upgrades and spare parts. Intevac does not expect to ship additional 200 Lean systems for the remainder of 2011 as the hard disk drive industry is not expected to add the same level of capacity experienced in 2010. Demand for hard disk drives in the long term is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies.
     Intevac Photonics revenue for the three and six months ended July 2, 2011 decreased over the same periods in the prior year which was the result of decreased contract research and development work, offset in part by increased product sales. Intevac Photonics revenues for the three months ended July 2, 2011 consisted of $1.9 million of research and development contract revenue and $5.9 million of product sales as compared to $4.6 million of research and development contract revenue and $3.9 million of product sales for the three months ended July 3, 2010. Intevac Photonics revenues for the six months ended July 2, 2011 consisted of $3.8 million of research and development contract revenue and $11.2 million of product sales as compared to $8.9 million of research and development contract revenue and $7.3 million of product sales for the six months ended July 3, 2010. The increase in product revenue resulted from higher sales of digital night-vision and commercial products. The decrease in contract research and development revenue was the result of a lower volume of contracts as several of Intevac Photonics’ large development contracts were completed in 2010 and delays in U.S. government defense budget approvals. Intevac expects that in 2011, Intevac Photonics business levels will be down compared to fiscal 2010. For fiscal 2011, Intevac expects Photonics product revenue from low-light sensors and cameras to increase; however, contract research and development revenue will likely be lower as a result of the completion of certain development contracts in fiscal 2010 and delayed contract funding for several large programs due to delays in U.S. government defense budget approvals. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of additional commercial products.
     Intevac’s backlog of orders at July 2, 2011 was $36.9 million, compared to $46.7 million at December 31, 2010 and $113.8 million at July 3, 2010. The $36.9 million of backlog at July 2, 2011 consisted of $22.9 million of Equipment backlog and $13.9 million of Intevac Photonics backlog. The $46.7 million of backlog at December 31, 2010 consisted of $27.3 million of Equipment backlog and $19.4 million of Intevac Photonics backlog. Backlog at July 2, 2011 includes two LEAN SOLAR™ systems and no 200 Lean systems as compared to two solar systems and two 200 Lean systems at December 31, 2010 and fourteen 200 Lean systems at July 3, 2010.
     International sales decreased by 65.6% to $20.9 million for the three months ended July 2, 2011 from $60.8 million for the three months ended July 3, 2010 and by 60.0% to $31.2 million for the six months ended July 2, 2011 from $77.9 million for the six months ended July 3, 2010. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 75.9% of net revenues for the three months ended July 2, 2011 and 88.6% of net revenues for the three months ended July 3, 2010. International sales constituted 69.3% of net revenues for the six months ended July 2, 2011 and 76.6% of net revenues for the six months ended July 3, 2010. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands, except percentages)

Equipment gross profit	$7,598	$26,963	$(19,365)	$12,208	$39,415	$(27,207)
% of Equipment net revenues	38.3%	44.9%		40.7%	46.1%
Intevac Photonics gross profit	$2,539	$2,071	$468	$4,310	$4,097	$213
% of Intevac Photonics net revenues	32.7%	24.2%		28.7%	25.4%
Total gross profit	$10,137	$29,034	$(18,897)	$16,518	$43,512	$(26,994)
% of net revenues	36.7%	42.3%		36.7%	42.8%
     Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
     Equipment gross margin was 38.3% in the three months ended July 2, 2011 compared to 44.9% in the three months ended July 3, 2010 and was 40.7% in the six months ended July 2, 2011 compared to 46.1% in the six months ended July 3, 2010. The lower gross margin was due primarily to lower revenues and lower factory utilization, partially offset by changes in product mix. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
     Intevac Photonics gross margin was 32.7% in the three months ended July 2, 2011 compared to 24.2% in the three months ended July 3, 2010 and was 28.7% in the six months ended July 2, 2011 compared to 25.4% in the six months ended July 3, 2010. The improvement in gross margin resulted primarily from favorable product mix to higher margin product sales and cost reductions associated with Intevac Photonics’ high-volume production contract for its digital night-vision camera with a NATO customer offset in part by lower revenues, and a charge for inventory write-offs recorded in the first quarter of 2011.
Research and development

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands)

Research and development expense	$8,290	$7,011	$1,279	$17,302	$13,555	$3,747
     Equipment research and development spending increased during the three and six months ended July 2, 2011 as compared to the same periods in the prior year due primarily to increased PV development and the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010. Research and development spending in Intevac Photonics decreased during the three months ended July 2, 2011 as compared to the same period in the prior year reflecting cost containment efforts taken earlier in 2011, offset by a lower volume of billable contract research and development efforts. Research and development spending in Intevac Photonics increased during the six months ended July 2, 2011 as compared to the same period in the prior year due primarily to a lower volume of billable contract research and development efforts. Research and development expenses do not include costs of $1.0 million and $2.4 million for the three and six months ended July 2, 2011 respectively, or $3.1 million and $5.9 million for the three and six months ended July 3, 2010, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands)

Selling, general and administrative expense	$6,508	$7,558	$(1,050)	$13,394	$14,125	$(731)
     Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and six months ended July 2, 2011 compared to the three and six months ended July 3, 2010 was primarily the result of the suspension of variable compensation accruals and lower legal expenses offset in part by acquisition-related charges and increased equity compensation expense. Selling, general and administrative expense for the three and six months ended July 2, 2011 includes $273,000 and $573,000, respectively in charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition. Selling, general and administrative spending in the three and six months ended July 3, 2010 included legal expenses associated with the successful resolution of the auction rate securities (“ARS”) arbitration which was completed in the third quarter of fiscal 2010.
Interest income and other, net

	Three months ended			Six months ended
	July 2,	July 3,	Change over	July 2,	July 3,	Change over
	2011	2010	prior period	2011	2010	prior period
	(In thousands)

Interest income and other, net	$169	$72	$97	$298	$463	$(165)
     Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The increase in interest and other income in the three months ended July 2, 2011 resulted from a gain on sale of fixed assets and lower foreign currency losses, offset in part by lower interest rates. The decrease in interest and other income in the six months ended July 2, 2011 resulted primarily from lower interest rates. Interest income and other for the three and six months ended July 2, 2011 is net of a $150,000 realized loss on the sale of an ARS that was sold to the issuer at ninety-five percent of par value as part of a tender offer.

Income tax provision (benefit)

	Three months ended			Six months ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2011	2010	Change	2011	2010	Change
	(In thousands)

Income tax provision (benefit)	$(1,873)	$2,200	$(4,073)	$(4,230)	$2,528	$(6,758)
     Intevac’s effective income tax rate for the three and six months ended July 2, 2011 was 42.8% and 30.9%, respectively. Intevac’s effective income tax rate for the three and six months ended July 3, 2010 was 15.2% and 15.3%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.
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
Liquidity and Capital Resources
     At July 2, 2011, Intevac had $123.3 million in cash, cash equivalents, and investments compared to $137.4 million at December 31, 2010. During the first six months of 2011, cash and cash equivalents and investments decreased by $14.1 million due primarily to cash used by operating activities and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     Cash, cash-equivalents and investments consist of the following:

	July 2,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$31,890	$109,520
Short-term investments	43,171	4,994
Long-term investments	48,226	22,866

Total cash, cash equivalents and investments	$123,287	$137,380

     Operating activities used cash of $11.6 million during the first six months of 2011 and generated cash of $92,000 during the first six months of 2010. The decrease in cash generated by operating activities was due primarily to the net loss and changes in working capital during the first six months of 2011.
     Accounts receivable totaled $26.4 million at July 2, 2011, compared to $25.9 million at December 31, 2010. The increase of $449,000 in the receivable balance was due to invoicing of system shipments. Total net inventories decreased to $19.2 million at July 2, 2011, compared to $20.7 million at December 31, 2010 due to system shipments. Accounts payable increased to $5.8 million at July 2, 2011 compared to $5.6 million at December 31, 2010. Accrued payroll and related liabilities decreased by $6.4 million during the six months ended July 2, 2011 primarily related to the payment for prior year bonuses and profit sharing.
     Investing activities in the first six months of 2011 used cash of $67.8 million. Purchases of investments net of proceeds from sales of investments totaled $63.9 million. Capital expenditures for the six months ended July 2, 2011 were $4.1 million.
     Financing activities in the first six months of 2011 generated cash of $1.8 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
     Intevac’s investment portfolio consists principally of investment grade money market mutual funds, certificates of deposit, U.S. Treasury and agency securities, commercial paper, municipal bonds, corporate bonds and variable rate demand notes (“VRDNs”). Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
     As of July 2, 2011, Intevac’s available-for-sale securities included $7.6 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $473,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. In June 2011, Intevac participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.9 million and recognized a realized loss on the sale of $150,000. Additionally, during the first six months of 2011, $300,000 of ARS securities were redeemed at par.
     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, at July 2, 2011, the fair value of the ARS was estimated at $7.1 million based on a valuation by Houlihan Capital Advisors, LLC, using discounted cash flow models and applying management’s internal analysis to the valuation. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. As of July 2, 2011, there was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.
     In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders of SIT for achievement of the first milestone.
     As of July 2, 2011, approximately $16.4 million of cash and cash equivalents and $17.8 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
     Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $4 to $5 million in capital expenditures during the remainder of 2011.

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
     For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2010 Form 10-K. Management believes that there has been no significant change during the six months ended July 2, 2011 to the items identified as critical accounting policies in Intevac’s 2010 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
     Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of certificates of deposit, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS.
     The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at July 2, 2011.

								Fair
	2011	2012	2013	2014	2015	Beyond	Total	Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$11,339	—	—	—	—	—	$11,339	$11,339
Weighted-average rate	0.07%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$12,932	$21,628	—	—	—	—	$34,560	$34,598
Weighted-average rate	1.00%	3.38%	—	—	—	—
Variable rate amounts	$8,570	—	—	—	—	—	$8,570	$8,573
Weighted-average rate	0.27%	—	—	—	—	—
Long-term investments
Fixed rate amounts	—	$30,955	$10,027	—	—	$7,600	$48,582	$48,226
Weighted-average rate	—	2.81%	2.94%	—	—	1.07%
Total investment portfolio	$32,841	$52,583	$10,027	—	—	$7,600	$103,051	$102,736
     At July 2, 2011, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of July 2, 2011, Intevac had $7.1 million in ARS in the Condensed Consolidated Balance Sheet, which is net of an unrealized loss of $473,000. The unrealized loss is included in other comprehensive income, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.
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
     Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At July 2, 2011, Intevac had no foreign currency forward exchange contracts.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
     Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 2, 2011, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.
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
     The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives. We have also entered markets to sell equipment used to manufacture commodity technology products such as semiconductor devices and photovoltaic (“PV”) solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered declined sequentially in 2007, 2008 and 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage. Intevac does not expect to ship any 200 Lean systems for capacity additions for the remainder of 2011 as the hard disk drive industry is not expected to add the same level of capacity experienced in 2010. We cannot predict with any certainty when these cycles will begin or end.
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
     In the market for our disk sputtering systems, we experience competition from Canon Anelva, which has sold a substantial number of systems worldwide. In the market for semiconductor wafer handling equipment we are attempting to enter a market with several large established competitors including Brooks Automation and Genmark Automation as well as competition from internally developed products at Applied Materials and Tokyo Electron. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Applied Materials, Veeco Instruments, Centrotherm Photovoltaics, Meyer Burger Roth & Rau AG, Varian Semiconductor Equipment Associates, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and BAE Systems. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu, Texas

Instruments and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba–Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection for Raman spectrometer products. Our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the semiconductor and photovoltaic equipment markets where we have not previously offered products. We cannot ensure that our competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features. Likewise, we cannot ensure that new competitors will not enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
We are exposed to risks associated with a highly concentrated customer base.
     Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers can lead to extreme variability in revenue and financial results from period to period.
     Industry consolidation can limit the number of potential customers for our products. Seagate acquired Maxtor in 2006 and announced in 2011 that it will acquire Samsung’s hard disk drive business. Western Digital acquired Komag in 2007, Hoya’s magnetic media operations in 2010 and announced in 2011 that it will acquire Hitachi Global Storage Technology. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.
Our growth depends on development of technically advanced new products and processes.
     We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Continuum wafer handling product, our LEAN SOLAR systems for PV applications, our digital night-vision products, our Raman system products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment and the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date Intevac has not recognized revenue from our PV manufacturing products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.
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
     Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods and have caused us to be cautious about our future outlook. Our customers continue to remain cautious about the sustainability of the recovery. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.
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
     We sell many of our imaging products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. The U.S government is considering significant changes to defense spending and other programs. We cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows.

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
     We booked significant tax benefits in 2008, 2009 and the first half of 2011 based on management’s belief that we could both carryback losses and tax credits to years Intevac paid income taxes and carryforward losses and tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $65 million of taxable income in the United States in order to realize the Federal deferred tax assets recorded as of July

2, 2011. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.
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
     At July 2, 2011, we held auction rate securities (“ARS”) with a par value of $7.6 million. The market for these securities had historically been highly liquid, even though the ARS that we hold have underlying maturities ranging from 20 to 34 years. The liquidity was achieved through auctions, which occurred every 7 or 28 days depending on the security, in which the interest paid on each security was reset to current market rates. We never intended to hold these securities to maturity, but rather to use the auction feature to sell the securities as needed to provide liquidity. Since February 2008, all of these ARS auctions have failed. The ARS will continue to be illiquid until a successful auction process is reinstated, they are restructured into a more liquid security, or a buyer is found outside of the auction process. We do not know when, or if, this will occur. All of the ARS held by us are student loan structured issues, originated under the U.S. Department of Education’s Federal Family Education Loan Program with principal and interest 97% - 98% reinsured by the U.S. Department of Education. As of July 2, 2011, all of these securities are currently rated investment grade but there is no assurance that these ARS will continue to be similarly rated in the future. As of July 2, 2011, securities with a par value of $5.5 million are rated AAA/Aaa, and a security with a par value of $2.1 million is rated AAA/A3. These securities are classified as long-term investments and we recorded a temporary impairment charge of $473,000. If: (1) the issuers of the ARS are unable to successfully resume auctions; or (2) the issuers do not redeem the ARS; or (3) a liquid market for the ARS does not develop; or (4) the U.S. Department of Education fails to support its guaranty of the obligations; or (5) these or any other valuation metrics or processes change, then Intevac may be required to further adjust the carrying value of the ARS and/or record an other-than-temporary impairment charge. In addition, Intevac could, in such a situation require additional financing which might not be available on favorable terms, if at all.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.    Defaults upon Senior Securities
     None.
Item 4.    (Removed and Reserved)
Item 5.    Other Information
     None.
Item 6.    Exhibits
     The following exhibits are filed herewith:

Exhibit
Number	Description

23.2	Consent of Independent Valuation Firm

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.
Date: August 2, 2011	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2011	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)