Form 10-Q
period 2011-10-01
INTEVAC INC
filed 2011-11-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

On November 1, 2011, 23,080,356 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,933	$109,520
Short-term investments	45,437	4,994
Trade, note and other accounts receivable, net of allowances of $41 at October 1, 2011 and of $55 at December 31, 2010	16,289	25,911
Inventories	19,754	20,671
Prepaid expenses and other current assets	6,957	6,630
Deferred income tax assets	3,572	3,124

Total current assets	119,942	170,850
Property, plant and equipment, net	14,829	13,918
Long-term investments	48,686	22,866
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,209 at October 1, 2011 and $1,801 at December 31, 2010	6,577	6,984
Deferred income taxes and other long-term assets	24,674	18,764

Total assets	$233,097	$251,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,454	$5,562
Accrued payroll and related liabilities	5,367	11,365
Other accrued liabilities	9,411	11,104
Customer advances	4,746	4,867

Total current liabilities	24,978	32,898
Other long-term liabilities	10,780	11,630
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	145,510	139,824
Accumulated other comprehensive income	431	255
Retained earnings	51,375	67,141

Total stockholders’ equity	197,339	207,243
Total liabilities and stockholders’ equity	$233,097	$251,771

Note: Amounts as of December 31, 2010 are derived from the December 31, 2010 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$17,788	$59,404	$59,012	$152,282
Technology development	1,533	5,223	5,317	14,085

Total net revenues	19,321	64,627	64,329	166,367
Cost of net revenues:
Systems and components	10,693	31,776	36,747	84,103
Technology development	1,110	3,267	3,547	9,168

Total cost of net revenues	11,803	35,043	40,294	93,271

Gross profit	7,518	29,584	24,035	73,096
Operating expenses:
Research and development	8,612	7,063	25,914	20,618
Selling, general and administrative	6,979	7,148	20,372	21,273

Total operating expenses	15,591	14,211	46,286	41,891

Income (loss) from operations	(8,073)	15,373	(22,251)	31,205
Interest income and other, net	140	(84)	438	379

Income (loss) before income taxes	(7,933)	15,289	(21,813)	31,584
Provision for (benefit from) income taxes	(1,817)	2,110	(6,047)	4,638

Net income (loss)	$(6,116)	$13,179	$(15,766)	$26,946

Net income (loss) per share:
Basic	$(0.27)	$0.59	$(0.69)	$1.21
Diluted	$(0.27)	$0.58	$(0.69)	$1.18

Weighted average common shares outstanding:
Basic	22,951	22,383	22,843	22,288
Diluted	22,951	22,887	22,843	22,931

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 1, 2011	October 2, 2010
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(15,766)	$26,946
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,109	4,396
Net amortization of investment premiums and discounts	982	—
Loss on sale of investments	283	—
Equity-based compensation	3,061	2,413
Change in the fair value of acquisition-related contingent consideration	917	—
Deferred income taxes	(6,619)	3,032
Loss (gain) on disposal of equipment	(109)	163
Changes in operating assets and liabilities	3,080	2,875

Total adjustments	5,704	12,879

Net cash and cash equivalents provided by (used in) operating activities	(10,062)	39,825
Investing activities
Purchases of investments	(99,599)	(3,093)
Proceeds from sales and maturities of investments	32,338	68,050
Proceeds from sale of equipment	241	—
Purchases of leasehold improvements and equipment	(4,744)	(5,419)

Net cash and cash equivalents provided by (used in) investing activities	(71,764)	59,538
Financing activities
Payment of acquisition-related contingent consideration	(2,389)	—
Net proceeds from issuance of common stock	2,625	1,820

Net cash and cash equivalents provided by financing activities	236	1,820
Effect of exchange rate changes on cash	3	68

Net increase (decrease) in cash and cash equivalents	(81,587)	101,251
Cash and cash equivalents at beginning of period	109,520	17,592

Cash and cash equivalents at end of period	$27,933	$118,843

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2010 (2010 Form 10-K). Intevac’s results of operations for the three and nine months ended October 1, 2011 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Intevac does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. Intevac does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that amends the existing requirements for fair value measurement and disclosure. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. Intevac does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	October 1,	December 31,
	2011	2010
	(In thousands)
Raw materials	$12,175	$13,370
Work-in-progress	3,482	5,295
Finished goods	4,097	2,006

	$19,754	$20,671

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

4. Equity-Based Compensation

At October 1, 2011, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. During the three months ended October 1, 2011, Intevac granted 4,500 stock options with an estimated total grant-date fair value of $18,000. Of this amount, estimated awards of $5,000 are not expected to vest. During the three months ended October 2, 2010, Intevac granted 77,000 stock options with an estimated total grant-date fair value of $385,000. Of this amount, estimated awards of $98,000 are not expected to vest. During the nine months ended October 1, 2011, Intevac granted 545,000 stock options with an estimated total grant-date fair value of $3.3 million. Of this amount, estimated awards of $773,000 are not expected to vest. During the nine months ended October 2, 2010, Intevac granted 672,000 stock options with an estimated total grant-date fair value of $4.4 million. Of this amount, estimated awards of $1.1 million are not expected to vest.

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. During the three and nine months ended October 1, 2011, Intevac granted purchase rights with an estimated total grant-date fair value of $478,000 and $1.8 million, respectively. During the three and nine months ended October 2, 2010, Intevac granted purchase rights with an estimated total grant-date fair value of $4,900 and $53,000, respectively.

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Equity-based compensation by type of award:
Stock options	$729	$764	$2,221	$2,107
Employee stock purchase plan	286	66	840	306

Total equity-based compensation	1,015	830	3,061	2,413
Tax effect on equity-based compensation	(261)	(266)	(823)	(768)

Net effect on net income (loss)	$754	$564	$2,238	$1,645

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The weighted-average estimated fair value of employee stock options granted during the three months ended October 1, 2011 and October 2, 2010 was $3.99 per share and $5.04 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the nine months ended October 1, 2011 and October 2, 2010 was $6.10 per share and $6.59 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended October 1, 2011 and October 2, 2010 were $3.60 and $3.27 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the nine months ended October 1, 2011 and October 2, 2010 was $4.84 and $4.63 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock Options:
Expected volatility	64.87%	67.62%	64.70%	67.90%
Risk free interest rate	0.84%	1.22%	1.77%	1.67%
Expected term of options (in years)	4.50	4.50	4.76	4.51
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock Purchase Rights:
Expected volatility	48.87%	52.60%	51.63%	55.20%
Risk free interest rate	0.19%	0.12%	0.44%	0.41%
Expected term of purchase rights (in years)	1.85	0.50	1.36	0.73
Dividend yield	None	None	None	None

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Business Combination, Goodwill and Purchased Intangible Assets, Net

On November 19, 2010, Intevac acquired the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, which was focused on creating an ion implant module to be used in the manufacturing of photovoltaic cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. In connection with the acquisition, Intevac acquired $4.0 million of in process research and development (“IPR&D”), $43,000 of tangible assets, and $10.5 million of goodwill and assumed $703,000 of tangible liabilities. Intevac also recorded an $827,000 net deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

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

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended October 1, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	October 1, 2011
	(In thousands)
Beginning balance	$10,430	$9,857
Changes in fair value	344	917
Cash payment made	(2,389)	(2,389)

Ending balance	$8,385	$8,385

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at October 1, 2011 and at December 31, 2010:

	October 1,	December 31,
	2011	2010
	(In thousands)
Other accrued liabilities	$3,715	$4,234
Other long-term liabilities	4,670	5,623

Total acquisition-related contingent consideration	$8,385	$9,857

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

Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2010, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At October 1, 2011, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. At October 1, 2011, $10.5 million of goodwill is attributed to the Equipment segment and $7.9 million of goodwill is attributed to the Intevac Photonics segment.

Total amortization expense of finite-lived intangibles for the three and nine months ended October 1, 2011 was

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$136,000, and $408,000, respectively. As of October 1, 2011, future amortization expense is expected to be $136,000 for the remainder of 2011, $541,000 for 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015 and $592,000 thereafter. Intangible assets by segment are as follows: Equipment: $5.7 million and Intevac Photonics: $893,000.

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

The following table displays the activity in the warranty provision account for the three- and nine-month periods ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Beginning balance	$3,127	$2,986	$3,415	$1,602
Expenditures incurred under warranties	(333)	(970)	(1,682)	(2,084)
Accruals for product warranties issued during the reporting period	247	1,132	1,246	3,485
Adjustments to previously existing warranty accruals	(25)	231	37	376

Ending balance	$3,016	$3,379	$3,016	$3,379

The following table displays the balance sheet classification of the warranty provision account at October 1, 2011 and at December 31, 2010:

	October 1,	December 31,
	2011	2010
	(In thousands)
Other accrued liabilities	$2,665	$2,612
Other long-term liabilities	351	803

Total warranty provision	$3,016	$3,415

7. Guarantees

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

8. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	October 1, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$21,602	$—	$—	$21,602
Money market funds	5,081	—	—	5,081
Commercial paper	1,250	—	—	1,250

Total cash and cash equivalents	$27,933	$—	$—	$27,933
Short-term investments:
Commercial paper	$2,698	$1	$—	$2,699
Corporate bonds and medium-term notes	16,366	4	16	16,354
FDIC insured corporate bonds	5,975	7	—	5,982
Municipal bonds	6,132	13	—	6,145
U.S. treasury and agency securities	7,503	4	—	7,507
Variable rate demand notes (“VRDNs”)	6,750	—	—	6,750

Total short-term investments	$45,424	$29	$16	$45,437
Long-term investments:
Corporate bonds and medium-term notes	$26,013	$29	$136	$25,906
FDIC insured corporate bonds	3,664	16	—	3,679
U.S. treasury and agency securities	13,984	75	—	14,059
Auction rate securities (“ARS”)	5,400	—	358	5,042

Total long-term investments	$49,061	$120	$494	$48,686

Total cash, cash equivalents, and investments	$122,418	$149	$510	$122,056

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2010
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$22,887	$—	$—	$22,887
Commercial paper	2,999	—	1	2,998
Corporate bonds	1,259	—	—	1,259
Money market funds	82,376	—	—	82,376

Total cash and cash equivalents	$109,521	$—	$1	$109,520
Short-term investments:
Commercial paper	$2,995	$—	$—	$2,995
U.S. treasury and agency securities	1,999	—	—	1,999

Total short-term investments	$4,994	$—	$—	$4,994
Long-term investments:
U.S. treasury and agency securities	$6,978	$5	$—	$6,983
Corporate bonds and medium-term notes	5,615	—	5	5,610
ARS	10,900	—	627	10,273

Total long-term investments	$23,493	$5	$632	$22,866

Total cash, cash equivalents, and investments	$138,008	$5	$633	$137,380

The contractual maturities of available-for-sale securities at October 1, 2011 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,904	$41,909
Due after one through five years (1)	45,232	45,219
Due after ten years(2)	13,680	13,326

	$100,816	$100,454

(1)	Includes $575,000 in par value of VRDNs.

(2)	Includes $6.2 million in par value of VRDNs and $5.4 million in par value of ARS.

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of October 1, 2011.

	October 1, 2011
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$24,813	$152	$—	$—
ARS	—	—	5,042	358

	$24,813	$152	$5,042	$358

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

All prices for the fixed maturity securities including U.S. Treasury and agency securities, commercial paper, FDIC insured corporate bonds, corporate bonds, VRDNs and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

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

As of October 1, 2011, all of the Company’s Level 3 financial instruments consisted of ARS with an aggregate par value of $5.4 million that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $358,000 as of October 1, 2011. The estimated fair value could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 4.1% of the Company’s total cash, cash equivalents and investments as of October 1, 2011. During the first nine months of 2011, Intevac participated in two tender offers, sold ARS with par values of $5.0 million, collected $4.7 million and recognized realized losses on the sales of $283,000.

The following table represents the fair value hierarchy of Intevac’s assets measured at fair value on a recurring basis as of October 1, 2011.

	Fair Value Measurements at October 1, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$5,081	$5,081	$—	$—
U.S. treasury and agency securities	21,566	8,039	13,527	—
FDIC insured corporate bonds	9,661	—	9,661	—
Commercial paper	3,949	—	3,949	—
Corporate bonds and medium-term notes	42,260	—	42,260	—
Municipal bonds	6,145	—	6,145	—
VRDNs	6,750	—	6,750	—
ARS	5,042	—	—	5,042

Total assets	$100,454	$13,120	$82,292	$5,042

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended October 1, 2011 and October 2, 2010. These balances consist of ARS classified as available-for-sale with changes in fair value recorded in stockholders’ equity.

Changes in Level 3 instruments (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Beginning balance	$7,127	$61,632	$10,273	$66,249
Net realized losses included in earnings	(133)	—	(283)	—
Net unrealized gains (losses) included in other comprehensive income	115	3,481	269	3,064
Proceeds from tender offers	(1,867)	—	(4,717)	—
Redemptions at par	(200)	(54,850)	(500)	(59,050)

Ending balance	$5,042	$10,263	$5,042	$10,263

9. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income at October 1, 2011 and December 31, 2010 were as follows:

	October 1, 2011	December 31, 2010
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(235)	$(408)
Foreign currency translation gains	666	663

Total accumulated other comprehensive income	$431	$255

The components of comprehensive income (loss) for the three and nine month periods ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Net income (loss)	$(6,116)	$13,179	$(15,766)	$26,946
Unrealized holding gains (losses) on available-for-sale investments, net of taxes
Decrease (increase) in unrealized holding losses	(46)	3,481	267	3,064
Income tax benefit (expense)	16	(1,218)	(94)	(1,072)

	(30)	2,263	173	1,992
Foreign currency translation gains (losses)	(13)	46	3	79

Total comprehensive income (loss)	$(6,159)	$15,488	$(15,590)	$29,017

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands, except per share amounts)
Net income (loss)	$(6,116)	$13,179	$(15,766)	$26,946

Weighted-average shares — basic	22,951	22,383	22,843	22,288
Effect of dilutive potential common shares	—	504	—	643

Weighted-average shares — diluted	22,951	22,887	22,843	22,931

Net income (loss) per share — basic	$0.27	$0.59	$0.69	$1.21

Net income (loss) per share — diluted	$0.27	$0.58	$0.69	$1.18

Antidilutive shares based on employee awards excluded	3,024	2,293	1,589	1,668

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

11. Segment Reporting

Intevac’s two reportable segments are Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of October 1, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Intevac Photonics segment develops compact, cost-effective, high-sensitivity, digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, law enforcement, scientific and medical industries.

Information for each reportable segment for the three and nine months ended October 1, 2011 and October 2, 2010 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Equipment	$12,384	$55,868	$42,379	$141,453
Intevac Photonics	6,937	8,759	21,950	24,914

Total segment net revenues	$19,321	$64,627	$64,329	$166,367

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(in thousands)
Equipment	$(5,358)	$16,878	$(14,423)	$37,534
Intevac Photonics	(948)	(876)	(3,023)	(3,501)

Total segment operating income (loss)	(6,306)	16,002	(17,446)	34,033

Unallocated costs	(1,767)	(629)	(4,805)	(2,828)

Income (loss) from operations	(8,073)	15,373	(22,251)	31,205
Interest income and other, net	140	(84)	438	379

Income (loss) before income taxes	$(7,933)	$15,289	$(21,813)	$31,584

Total assets for each reportable segment as of October 1, 2011 and December 31, 2010 are as follows:

Assets

	October 1, 2011	December 31, 2010
	(In thousands)
Equipment	$49,064	$57,130
Intevac Photonics	29,292	31,275

Total segment assets	78,356	88,405

Cash, cash equivalents and investments	122,056	137,380
Deferred income taxes	23,851	17,718
Other current assets	6,679	5,889
Common property, plant and equipment	1,427	1,803
Other assets	728	576

Consolidated total assets	$233,097	$251,771

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Income Taxes

Intevac’s effective income tax rate for the three and nine months ended October 1, 2011 was 21.3% and 27.4%, respectively. Intevac’s effective income tax rate for the three and nine months ended October 2, 2010 was 13.7% and 14.5%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. During the first quarter of fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. Due to an income tax refund generated by a carry-back claim, the Internal Revenue Service is currently conducting a review of the Company’s fiscal year 2009 tax return. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 tax return of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry, high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry and wafer handling platforms to the semiconductor industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers include manufacturers of hard disk drives, semiconductor equipment, and PV cells as well as medical, scientific and security companies, law enforcement and the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the fourth quarter of 2010, Intevac completed the acquisition of the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development-stage company, creating a manufacturing module for PV applications.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.

Intevac’s results are driven by the combination of worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, personal audio and video players and video game platforms and Intevac’s customers’ relative market share positions. Intevac continues to execute its equipment diversification strategy into new markets by introducing products for PV solar cell and semiconductor equipment manufacturing. Intevac believes that expansion into these new markets which are significantly larger than the hard disk drive deposition equipment market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, semiconductors, and PV cells, as well as other factors, such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$19,321	$64,627	$(45,306)	$64,329	$166,367	$(102,038)
Gross profit	$7,518	$29,584	$(22,066)	$24,035	$73,096	$(49,061)
Gross margin percent	38.9%	45.8%	(6.9) points	37.4%	43.9%	(6.5) points
Net income (loss)	$(6,116)	$13,179	$(19,295)	$(15,766)	$26,946	$(42,712)
Earnings (loss) per diluted share	$(0.27)	$0.58	$(0.85)	$(0.69)	$1.18	$(1.87)

Financial results for the third quarter and first nine months for fiscal 2011 declined over the same periods in the prior year as Intevac’s Equipment customers took delivery of fewer 200 Lean systems. Net revenues decreased during the third quarter and first nine months of fiscal 2011 primarily due to lower equipment sales to disk manufacturers and lower Intevac Photonics’ technology development contracts offset in part by higher Intevac Photonics product sales. Net income for the third quarter and first nine months of fiscal 2011 decreased compared to the same periods in the prior year due to lower net revenues and increased operating expenses from the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010, offset in-part by the absence of variable compensation expenses and recognition of an income tax benefit. In the third quarter and nine months of fiscal 2011, the Company did not record compensation expense in association with its variable compensation programs as a result of being in a loss position.

Intevac expects its Equipment revenue for the fourth quarter of 2011 to be at the same level as the third quarter of 2011. Although hard drive customers are not expected to take delivery of any systems for capacity for the remainder of 2011, Intevac expects increased revenue from its new PV equipment products. Intevac expects Intevac Photonics’ revenues in the fourth quarter of 2011 to be at the same level as the third quarter of 2011.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “Continuum™,” “DeltaNu®,” “EBAPS®,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™,” “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands)

Equipment	$12,384	$55,868	$(43,484)	$42,379	$141,453	$(99,074)
Intevac Photonics	6,937	8,759	(1,822)	21,950	24,914	(2,964)

Total net revenues	$19,321	$64,627	$(45,306)	$64,329	$166,367	$(102,038)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, and, to a lesser extent, related equipment and system components; revenue from contract research and development related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products and table-top and handheld Raman instruments.

Equipment revenue for the three and nine months ended October 1, 2011 decreased over the same periods in the prior year as a result of lower sales of disk sputtering systems, technology upgrades and spare parts. During the third quarter of 2011 Intevac recognized revenue on four AccuLuberTM systems, disk equipment technology upgrades, and spare parts. During the third quarter of 2011 Intevac recognized the first revenue from its PV products. Intevac sold a LEAN SOLAR™ system whereby revenue is being recognized under the installment method of accounting over the next several years per the agreement with this customer. During the third quarter of 2010, Intevac recognized revenue on eight 200 Lean systems, disk equipment technology upgrades and spare parts. Equipment revenue for the nine months ended October 1, 2011 included revenue recognition for three 200 Lean systems, eight AccuLuber systems, three Continuum™ wafer handling systems, upgrades and spare parts. Equipment revenue for the nine months ended October 2, 2010 included revenue recognition for twenty-two 200 Lean systems, upgrades and spare parts. Long-term demand for hard disk drives is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage, a declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of systems needed to support this growth can vary from year to year and is dependent on the factors noted above.

Intevac Photonics revenue for the three and nine months ended October 1, 2011 decreased over the same periods in the prior year which was the result of decreased contract research and development work, offset in part by increased product sales. Intevac Photonics revenues for the three months ended October 1, 2011 consisted of $1.5 million of research and development contract revenue and $5.4 million of product sales as compared to $5.2 million of research and development contract revenue and $3.5 million of product sales for the three months ended October 2, 2010. Intevac Photonics revenues for the nine months ended October 1, 2011 consisted of $5.3 million of research and development contract revenue and $16.6 million of product sales as compared to $14.1 million of research and development contract revenue and $10.8 million of product sales for the nine months ended October 2, 2010. The increase in product revenue resulted from higher sales of digital night-vision and commercial products. The decrease in contract research and development revenue was the result of a lower volume of contracts as several of Intevac Photonics’ large development contracts were completed in 2010 and delays in U.S. government defense budget approvals. Intevac expects that in 2011, Intevac Photonics business levels will be down compared to fiscal 2010. Substantial growth in future Intevac Photonics revenues is dependent on proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and development and sale of additional commercial products.

Intevac’s backlog of orders at October 1, 2011 was $26.2 million, compared to $46.7 million at December 31, 2010 and $64.9 million at October 2, 2010. The $26.2 million of backlog at October 1, 2011 consisted of $12.7 million of Equipment backlog and $13.5 million of Intevac Photonics backlog. The $46.7 million of backlog at December 31, 2010 consisted of $27.3 million of Equipment backlog and $19.4 million of Intevac Photonics backlog. Backlog at October 1, 2011 includes one LEAN SOLAR system and no 200 Lean systems as compared to two solar systems and two 200 Lean systems at December 31, 2010 and six 200 Lean systems at October 2, 2010.

International sales decreased by 75.1% to $12.4 million for the three months ended October 1, 2011 from $50.0 million for the three months ended October 2, 2010 and by 65.9% to $43.7 million for the nine months ended October 1, 2011 from $127.9 million for the nine months ended October 2, 2010. International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales was primarily due to a decrease in net revenues from disk sputtering systems, upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 64.4% of net revenues for the three months ended October 1, 2011 and 77.3% of net revenues for the three months ended October 2, 2010. International sales constituted 67.9% of net revenues for the nine months ended October 1, 2011 and 76.9% of net revenues for the nine months ended October 2, 2010. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$5,556	$27,271	$(21,715)	$17,763	$66,686	$(48,923)
% of Equipment net revenues	44.9%	48.8%		41.9%	47.1%
Intevac Photonics gross profit	$1,962	$2,313	$(351)	$6,272	$6,410	$(138)
% of Intevac Photonics net revenues	28.3%	26.4%		28.6%	25.7%
Total gross profit	$7,518	$29,584	$(22,066)	$24,035	$73,096	$(49,061)
% of net revenues	38.9%	45.8%		37.4%	43.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 44.9% in the three months ended October 1, 2011 compared to 48.8% in the three months ended October 2, 2010 and was 41.9% in the nine months ended October 1, 2011 compared to 47.1% in the nine months ended October 2, 2010. The lower gross margin was due primarily to lower revenues and lower factory utilization, partially offset by changes in product mix. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 28.3% in the three months ended October 1, 2011 compared to 26.4% in the three months ended October 2, 2010 and was 28.6% in the nine months ended October 1, 2011 compared to 25.7% in the nine months ended October 2, 2010. The improvement in gross margin resulted primarily from favorable product mix to higher margin product sales, lower warranty costs and inventory reserves, and manufacturing cost reductions offset in part by lower revenues, and lower margins on contract research and development.

Research and development

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands)

Research and development expense	$8,612	$7,063	$1,549	$25,914	$20,618	$5,296

Equipment research and development spending increased during the three and nine months ended October 1, 2011 as compared to the same periods in the prior year due primarily to increased PV development and the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010. Research and development spending in Intevac Photonics increased during the three and nine months ended October 1, 2011 as compared to the same periods in the prior year due primarily to a lower volume of billable contract research and development efforts. Research and development expenses do not include costs of $1.1 million and $3.5 million for the three and nine months ended October 1, 2011 respectively, $3.3 million and $9.2 million for the three and nine months ended October 2, 2010, respectively, which are related to Intevac Photonics contract research and development and included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands)

Selling, general and administrative expense	$6,979	$7,148	$(169)	$20,372	$21,273	$(901)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and nine months ended October 1, 2011 compared to the three and nine months ended October 2, 2010 was primarily the result of the suspension of variable compensation accruals offset in part by acquisition-related charges and increased equity compensation expense. Selling, general and administrative expense for the three and nine months ended October 1, 2011 includes $344,000 and $917,000, respectively, in charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition. Selling, general and administrative spending in the nine months ended October 2, 2010 included legal expenses associated with the successful resolution of the auction rate securities (“ARS”) arbitration which was completed in the third quarter of fiscal 2010.

Interest income and other, net

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands)

Interest income and other, net	$140	$(84)	$224	$438	$379	$59

Interest income and other, net consists primarily of interest income on investments and foreign currency gains and losses. The increase in interest and other income in the three months ended October 1, 2011 resulted from higher interest from higher investment balances and foreign currency gains. The increase in interest and other income in the nine months ended October 1, 2011 resulted from a gain on sale of fixed assets and lower foreign currency losses, offset in part by lower interest rates. Interest income and other for the three and nine months ended October 1, 2011 is net of $133,000 and $283,000, respectively, in realized losses on the sale of ARS that were sold to the issuers at less than par value as part of tender offers.

Income tax provision (benefit)

	Three months ended			Nine months ended
	October 1, 2011	October 2, 2010	Change over prior period	October 1, 2011	October 2, 2010	Change over prior period
	(In thousands)

Income tax provision (benefit)	$(1,817)	$2,110	$(3,927)	$(6,047)	$4,638	$(10,685)

Intevac’s effective income tax rate for the three and nine months ended October 1, 2011 was 21.3% and 27.4%, respectively. Intevac’s effective income tax rate for the three and nine months ended October 2, 2010 was 13.7% and 14.5%, respectively. Intevac adjusts its effective income tax rate each quarter to be consistent with the estimated annual effective income tax rate. The effective income tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits, the effect of permanent differences and the geographical composition of Intevac’s worldwide earnings. Intevac’s effective income tax rate is highly dependent on the availability of tax credits and the geographic composition of Intevac’s worldwide earnings.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. During the first quarter of fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. Due to an income tax refund generated by a carry-back claim, the Internal Revenue Service is currently conducting a review of the Company’s fiscal year 2009 tax return. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 tax return of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

Liquidity and Capital Resources

At October 1, 2011, Intevac had $122.0 million in cash, cash equivalents, and investments compared to $137.4 million at December 31, 2010. During the first nine months of 2011, cash, cash equivalents and investments decreased by $15.3 million due primarily to cash used by operating activities, payment of acquisition-related contingent consideration and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash-equivalents and investments consist of the following:

	October 1, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$27,933	$109,520
Short-term investments	45,437	4,994
Long-term investments	48,686	22,866

Total cash, cash equivalents and investments	$122,056	$137,380

Operating activities used cash of $10.1 million during the first nine months of 2011 and generated cash of $39.8 million during the first nine months of 2010. The decrease in cash generated by operating activities was due primarily to the net loss and changes in working capital during the first nine months of 2011.

Accounts receivable totaled $16.3 million at October 1, 2011, compared to $25.9 million at December 31, 2010. The decrease of $9.6 million in the receivable balance was due to collections and lower revenue levels. Total net inventories decreased to $19.8 million at October 1, 2011, compared to $20.7 million at December 31, 2010 due to system shipments. Accrued payroll and related liabilities decreased by $6.0 million during the nine months ended October 1, 2011 primarily related to the payment for prior year bonuses and profit sharing.

Investing activities in the first nine months of 2011 used cash of $71.8 million. Purchases of investments net of proceeds from sales of investments totaled $67.3 million. Capital expenditures for the nine months ended October 1, 2011 were $4.7 million.

Financing activities in the first nine months of 2011 generated cash of $236,000. Intevac generated cash of $2.6 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders of SIT for achievement of the first milestone.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, FDIC insured corporate bonds, U.S. Treasury and agency securities, commercial paper, municipal bonds, corporate bonds and variable rate demand notes (“VRDNs”). Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of October 1, 2011, Intevac’s available-for-sale securities included $5.4 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $358,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During the first nine months of 2011, Intevac participated in two tender offers, sold ARS with par values of $5.0 million, collected $4.7 million and recognized realized losses on the sales of $283,000. Additionally, during the first nine months of 2011, $500,000 of ARS were redeemed at par.

As described in Note 8 of Notes to Condensed Consolidated Financial Statements, the fair value of the ARS was estimated at $5.0 million using discounted cash flow models. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. There was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

As of October 1, 2011, approximately $13.5 million of cash and cash equivalents and $18.0 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $3.0 to $4.0 million in capital expenditures during the remainder of 2011.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2010 Form 10-K. Management believes that there has been no significant change during the nine months ended October 1, 2011 to the items identified as critical accounting policies in Intevac’s 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. Intevac places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. Investments typically consist of commercial paper, FDIC insured corporate bonds, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at October 1, 2011.

	2011	2012	2013	2014	2015	Beyond	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$1,250	—	—	—	—	—	$1,250	$1,250
Weighted-average rate	0.22%	—	—	—	—	—
Variable rate amounts	$5,081	—	—	—	—	—	$5,081	$5,081
Weighted-average rate	0.08%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$7,363	$29,765	—	—	—	—	$37,128	$37,137
Weighted-average rate	1.46%	3.58%	—	—	—	—
Variable rate amounts	$7,746	$550	—	—	—	—	$8,296	$8,300
Weighted-average rate	0.37%	0.35%	—	—	—	—
Long-term investments
Fixed rate amounts	—	$27,129	$16,532	—	—	$5,400	$49,061	$48,686
Weighted-average rate	—	2.48%	3.08%	—	—	0.42%
Total investment portfolio	$21,440	$57,444	$16,532	—	—	$5,400	$100,816	$100,454

At October 1, 2011, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of October 1, 2011, Intevac had $5.0 million in ARS in the Condensed Consolidated Balance Sheet, which is net of an unrealized loss of $358,000. The unrealized loss is included in other comprehensive income, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.

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

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At October 1, 2011, Intevac had no foreign currency forward exchange contracts.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended October 1, 2011, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, tablet computing devices, netbooks or mobile phones with advanced capabilities, or “smartphones”, may not contain a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers as well as the customers’ specific capacity plans and market share shifts can lead to extreme variability in revenue and financial results from period to period.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our Continuum wafer handling product, our LEAN SOLAR systems for PV applications, our digital night-vision products, our Raman system products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the semiconductor market for wafer fabrication equipment and the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

We booked significant tax benefits in 2008, 2009 and the first nine months of 2011 based on management’s belief that we could both carryback losses and tax credits to years Intevac paid income taxes and carryforward losses and tax credits to future years where we would generate taxable income. Intevac will need to generate approximately $71 million of taxable income in the United States in order to realize the Federal deferred tax assets recorded as of October 1, 2011. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 1, 2011	By:	/S/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2011	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)