Form 10-K
period 2011-12-31
INTEVAC INC
filed 2012-02-21
CIK 1001902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes      ☐  No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes      ☑  No

As of July 2, 2011, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, was approximately $131,340,038 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 21, 2012, 23,256,984 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item 1.    Business

Overview

Intevac’s business consists of two reportable segments:

Equipment:    Intevac is a leader in the design, development and marketing of high-productivity process manufacturing equipment solutions to the hard disk drive industry. Intevac also offers high-productivity process manufacturing equipment and inspection solutions for the solar photovoltaic (“PV”) industry.

Intevac Photonics:    Intevac is a leader in the development and manufacture of leading edge, high-sensitivity imaging products and vision systems, as well as table-top and handheld Raman instruments. Markets addressed include military, industrial, medical and scientific.

Intevac was incorporated in October 1990 in California and completed a leveraged buyout of a number of divisions of Varian Associates in February 1991. Intevac was reincorporated in Delaware in 2007.

Equipment Segment

Hard Disk Drive Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films onto substrates to produce magnetic disks that are used in hard disk drives, and also equipment to lubricate these disks. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Hitachi Global Storage Technologies, Fuji Electric, Showa Denko and Western Digital.

Hard disk drives are a primary storage medium for digital data and are used in products and applications such as personal computers, enterprise data storage including on-line, cloud storage and near-line application, personal digital video players and video game platforms. Intevac believes that hard disk drive media shipments will continue to grow over time, driven by growth in digital storage, by the proliferation of personal computers into emerging economies, by new and emerging applications, and by the slowing of areal density improvements. Continued growth in hard disk drive shipments is a key factor in determining the demand for magnetic disks used in hard disk drives.

Demand for Intevac’s disk manufacturing products is driven by a number of factors, including unit demand for hard disk drives, market share, the average number of magnetic disks used in each hard drive, areal density improvements, utilization and productivity of disk manufacturers’ installed base of magnetic disk manufacturing equipment and obsolescence of the installed base as a result of new technologies.

Intevac expects that hard disk drive manufacturers will extend their utilization of planar perpendicular media for the next several years with the introduction of thermal assisted magnetic recording (“TAMR”) followed by the introduction of patterned media, the next major media technology for the hard drive industry. Intevac believes that the transition to TAMR will require disk manufacturers to upgrade their installed base of equipment, which would result in increased demand for equipment technology upgrades to be performed by Intevac. The transition to patterned media by disk manufacturers, which introduces new processes and requires new equipment, will result in increased demand for Intevac’s equipment. Intevac expects the transition to patterned media to occur following the implementation of TAMR and Intevac introduced the 200 Lean Gen II etch and deposition system in 2009 which is being used by the industry for patterned media application development.

Approximately one-third of the world’s hard disk drives are manufactured in Thailand. In October of 2011 several regions of Thailand experienced severe flooding, causing damage to infrastructure, housing and factories. Disk drive manufacturers’ factory production and supply chains have been disrupted and component production has been affected. Western Digital is estimated to be affected the most by the flooding in Thailand with sixty percent of its production temporarily shut down. Seagate Technology reported that hard disk drive supplies will be significantly constrained for several quarters and potentially through the remainder of 2012 until the supply chain recovers to the pre-flood level. Until component availability recovers to the same level prior to the flooding, there may not be a need for Intevac’s customers to add additional media production capacity. Based on Intevac’s current assessment of the situation, it believes that once these constraints are lifted, Intevac’s customers will need new equipment to increase media capacity and will result in increased demand for Intevac’s equipment. However, because the situation in Thailand is still evolving uncertainty remains regarding the ultimate impact of this event on the Company.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

Disk sputtering is the process of depositing a thin film of various materials on a substrate. Intevac equipment deposits magnetic films, non-magnetic films and protective carbon-based overcoats on disks that are to be used in hard disk drives using sputtering or chemical vapor deposition (“CVD”) technologies.

Intevac’s 200 Lean systems began shipping in 2003, and the first 200 Lean Gen II systems shipped in 2008, with the installed base of 200 Lean systems reaching more than 155 systems by the end of 2011. Intevac estimates that approximately 90% of the installed base is used in production with the balance used for research and development.

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

The Intevac AccuLuberTM lubricates disks by depositing a thin film of lubricant on the disk while it is under vacuum thus eliminating the use of solvents, which are environmentally hazardous and expensive to procure, store and dispose.

Non-Systems Business

Intevac also provides technology upgrades, spare parts and consumables, installation, maintenance and repair services to Intevac’s system customers. Non-system business as a percentage of Equipment revenues was 51% in 2009, 27% in 2010 and 66% in 2011.

Solar Market

Intevac designs, manufactures and markets capital equipment for the photovoltaic (“PV”) solar manufacturing industry. Today, fossil fuels are used to generate most of the world’s electricity supply. Volatile prices, increasing demand, aging generation plants and transmission infrastructure, regulatory impediments, growing environmental concerns, ongoing reliance on foreign energy sources and the desire for energy security are all driving the growing global demand for renewable energy sources such as PV solar electricity.

The cost of electricity generated from PV solar energy is higher than that of electricity generated from traditional energy sources in some markets. To offset the higher costs associated with solar energy and to encourage the adoption of alternative energy supplies, some governments around the world implemented various tax credits and other financial incentives. Although public support for solar subsidies appears to remain positive, significant growth in solar installations has caused some governments, particularly in major European countries, to balance or reduce the cost of solar subsidies relative to other government expenditures. At the same time the cost of solar generated electricity has decreased substantially thus offsetting the reductions in solar subsidies. Over the next few years solar is now being forecasted to approach the cost of some traditional energy sources. The continued focus in the PV market is on the development of high-efficient cell technologies aimed at simultaneously boosting output efficiency rates and reducing production costs. New vacuum process technologies and integrated processing steps are becoming increasingly important as companies search for lower cost manufacturing solutions.

A solar cell (also called photovoltaic or PV cell) is a solid state device that converts the energy of sunlight directly into electricity. Assemblies of cells are used to make solar modules, also known as solar panels. Solar panels have broad-based end market applications for solar farms, integrated building PV arrays, rooftop grids and portable devices.

Currently, there are two prevailing processes for manufacturing PV material: wafer-based crystalline silicon (“c-Si”) solar and thin film solar cell manufacturing processes. More than 85% of solar cells produced are made using c-Si wafers. Thin film coating, the other prevailing manufacturing method, involves applying a deposition process and thin-film coating process onto glass or metal substrates.

Solar Manufacturing Products

Solar Cell Processing System

Intevac offers vacuum process manufacturing solutions for c-Si and Copper indium gallium (di)selenide (“CIGS”) thin film applications. Intevac’s platform, LEAN SOLAR™, was leveraged from Intevac’s leading hard disk drive system design and is a high-productivity process equipment solution enabling low-cost solar cell manufacturing and high cell efficiency for both c-Si solar and CIGS (thin film).

In 2009 Intevac began offering processing equipment to PV cell manufacturers for CIGS thin film applications and in 2010 began offering processing equipment for wafer-based c-Si applications. To date, Intevac has shipped two LEAN SOLAR deposition systems.

Intevac is in various stages of development for three vacuum process technology modules for the LEAN SOLAR platform for etching, doping by ion implant and deposition applications. These include LEAN SOLAR NanoTexture™, ENERGi™ ion implant, and integrated physical vapor deposition (“PVD”) modules. Intevac’s ENERGi ion implantation module is based upon technology developed by Solar Implant Technologies, Inc. (“SIT”) which was acquired by Intevac in November 2010.

LEAN SOLAR NanoTexture™

Texturing is a method used in solar cell processing as a means of lowering surface reflectance and therefore capturing more light or photons resulting in higher overall solar cell efficiencies. Typically texturing is carried out with wet chemicals such as acids that produce a rough textured surface on the solar cell. The LEAN SOLAR NanoTexture™ is a dry etch processing system that enables much smaller nano sized texture features in the solar cell that enable lower reflectance and therefore higher cell efficiency. The LEAN SOLAR NanoTexture can be integrated into a “standard” solar processing line to enable higher cell efficiencies and lower cost per watt. The additional benefit of the NanoTexture process is the cell appearance is changed from a non-uniform grainy blue color to a more desirable uniform black color which will capture more light.

LEAN SOLAR ENERGi™

Ion implantation is a technique being introduced to solar cell lines to replace older diffusion processes as a means to increase overall cell efficiency and lower cost per watt. Ion implantation enables new advanced cell structures with fewer processing steps and therefore at lower cost. The ion implant process developed with Intevac’s LEAN SOLAR ENERGi™ product enables precision engineering of the dopant elements such as phosphorous and boron to form the emitter in the solar cell. The LEAN SOLAR ENERGi ion implanter is being designed to run at high throughput, results in lower cost of ownership in manufacturing and can be integrated into a “standard” solar processing line.

LEAN SOLAR PVD

PVD is a process used in multiple steps in the manufacturing of solar cells such as for electrical contacts, conductor layers, reflective layers, transparent conductive oxides and thin film absorber layers all of which are critical to the efficiency of solar cells. The LEAN SOLAR PVD system is versatile in that it can deposit all of these layers for a variety of c-Si PVD applications. The LEAN SOLAR PVD is being designed to run at high throughput and with high target utilization designed to result in lower cost of ownership for solar manufacturers.

Inspection System

Intevac’s NanoVista™ Photoluminescence Inspection System is used in photovoltaic cell inspection. With high throughput material handling capability and a proprietary, high sensitivity, high resolution camera, NanoVista captures solar cell images in milliseconds with greater accuracy than other imaging systems.

To date Intevac has not recognized significant revenue from its PV products.

Semiconductor Equipment Market

Prior to January 2012, Intevac designed, manufactured and marketed vacuum wafer-handling automation equipment to the semiconductor manufacturing industry. In 2010 Intevac introduced a high-productivity vacuum wafer handling system platform which offered customers a cost-effective, flexible alternative to the current cluster platform designs. In 2011 Intevac recognized revenue on the first three wafer handling systems. In January 2012, Intevac divested the semiconductor mainframe technology and sold certain assets comprising its semiconductor mainframe technology to Brooks Automation, Inc.

Intevac Photonics Segment

Intevac Photonics Market

Intevac Photonics develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and materials identification. These products incorporate high resolution digital image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS® (Electron Bombarded Active Pixel Sensor) technology.

Intevac Photonics products primarily address the high performance military night-vision market. Key applications are focused on the detection and identification of targets in extremely low-light level conditions. Intevac provides these products for military aircraft, ground vehicles, ground soldier head-mounted and weapon-

mounted applications. In additional to military night-vision products, Intevac also develops and manufactures Raman spectrometer systems for the detection and identification of materials in the chemical, biological and explosives threat detection (“CBNRE”), pharmaceutical, plastics and law enforcement industries.

Military Products

Intevac’s EBAPS sensors are incorporated into custom-designed products for high performance military applications. Intevac’s EBAPS sensors can be integrated at various levels with optics, electronics, software, and displays based upon customer specifications and requirements. Customization typically occurs in the areas of electronics, near-eye micro-displays, and mechanical packaging. Product configurations include sensors, cameras, and complete systems. Intevac’s products by application are:

Rifle Sight

Intevac offers low-light 1.3 and 2.0 mega-pixel EBAPS modules that are integrated by our customers into a weapon sight attached to weaponry including rifles for night time aiming and targeting.

Helicopter Pilotage

Intevac offers a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is gimbal- mounted on the helicopter. The low-light level digital video is then viewable by the helicopter pilot on a head mounted display enabling the pilot to fly at night time and in adverse conditions.

Fixed Wing Aircraft Pilotage

Intevac offers night-vision cameras with 1.3 and 2.0 mega-pixel resolutions which are embedded into a fighter pilot’s helmet and enables the pilot to fly at night time and in adverse conditions.

Long-Range Target Identification

Intevac offers the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared (“SWIR”), camera for long range military nighttime surveillance systems that can identify targets at distances of up to twenty kilometers. Intevac Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by major defense contractors.

Soldier Mobility

The U.S. Army is sponsoring the Digital Enhanced Night Vision Goggle (“ENVG-D”) program. This night-vision goggle will integrate a low-light visible sensor with a thermal infrared sensor. The head-mounted digital imaging system will allow low-light level and thermal imagery to be viewed individually, or to be overlaid (“digitally fused”), and enable connectivity to a wireless network for distribution of the imagery and other information.

Simulation and Training

Near-eye display systems are high-performance, micro-display products for near-eye, portable viewing of video in military and commercial markets. Intevac’s eyeglass and helmet-mounted display systems provide high definition and a wide field-of-view in miniaturized light-weight and portable designs. Intevac’s I-PortTM helmet-mounted display provides solutions for such diverse markets as medical, industrial, commercial and military, including training and simulation.

Commercial Products

Raman Materials Identification Instruments

Products include Raman spectrometer table-top and handheld systems that perform non-destructive identification of solid materials, powders and liquids by illuminating the sample with a laser and measuring the characteristic spectrum of light scattered from the tested sample. Raman spectroscopy can be used in forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance applications.

Intevac has developed a series of handheld Raman instruments that incorporate Intevac’s core NIR sensors to enable the detection and identification of critical materials in the CBNRE, pharmaceutical, plastics and law enforcement industries.

Low-Light Cameras

Intevac Photonics’ MicroVista® product line of commercial low-light Complementary Metal–Oxide–Semiconductor (“CMOS”) cameras provides high sensitivity in the ultraviolet, visible or NIR regions of the spectrum. MicroVista’s compact and lightweight camera design can be used in industrial inspection, bio-medical and scientific applications. These cameras are primarily sold through distribution channels and to original equipment manufacturers.

Backlog

Intevac’s backlog of orders at December 31, 2011 was $32.9 million, as compared to $46.7 million at December 31, 2010. Backlog at December 31, 2011 consisted of $17.9 million of Equipment backlog and $15.0 million of Intevac Photonics backlog. Backlog at December 31, 2010 consisted of $27.3 million of Equipment backlog and $19.4 million of Intevac Photonics backlog. The decrease in Equipment backlog was primarily the result of decreased orders for 200 Lean disk sputtering systems. Backlog at December 31, 2011 included one LEAN SOLAR system, as compared to two 200 Lean systems and two LEAN SOLAR systems in backlog at December 31, 2010. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers. In 2011, 2010 and 2009 sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues. In addition, in 2010 sales to Fuji Electric accounted for more than 10% of Intevac’s revenues. In the aggregate, sales to these three customers accounted for 58%, 78% and 58% of revenues in 2011, 2010 and 2009 respectively. Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 65% of revenue in 2011, 77% of revenue in 2010, and 50% of revenue in 2009. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Hitachi Global Storage Technology, Seagate, and Western Digital. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has only one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac, only recently entered the PV equipment market, and faces competition from large established global competitors including Applied Materials, Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau AG and Von Ardenne as well as smaller regional competitors and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. These competitors all have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Intevac Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Intevac Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, ITT Industries is a large and well-established defense contractor and is a primary U.S. manufacturer of image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac’s digital night vision sensors, cameras and systems are intended to displace Generation-III night vision based products. Intevac expects that ITT, BAE Systems and other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins, Vuzix and BAE, all of which can offer cost-competitive products. In the commercial markets, companies such as Andor, Dalsa, E2V, Hamamatsu and Roper offer competitive sensor and camera products, and companies such as B&W Tek, GE Security, Horiba–Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection offer competitive Raman spectrometer products.

Marketing and Sales

Equipment sales are made through Intevac’s direct sales force, except in Japan where Intevac sells its products through a distributor, Matsubo. The selling process for Intevac’s Equipment products is multi- level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

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

Intevac maintains inventories of spare parts in the United States, Singapore and China to support its Equipment customers. Intevac often requires its Equipment customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory. All customer product payments are recorded as customer advances, which are released into revenue in accordance with Intevac’s revenue recognition policy.

Intevac provides process and applications support, customer training, installation, start-up assistance and emergency service support to Intevac’s Equipment customers. Intevac conducts training classes for Intevac’s customers’ process engineers, machine operators and machine service personnel. Additional training is also given to Intevac’s customers during equipment installation. Intevac has field offices in Singapore, China, Taiwan, and Malaysia to support Intevac’s customers in Asia. Intevac generally adds additional support centers as necessary to maintain close proximity to Intevac’s customers’ factories as they deploy Intevac’s systems.

Warranties for Intevac’s Equipment products typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable parts are supplied and installed without charge. Intevac’s employees provide field service support in the United States, Singapore, Malaysia, China, Taiwan and Japan. In Japan, field service support is also supplemented by Intevac’s distributor, Matsubo.

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

Intevac invested $34.3 million (41.3% of net revenues) in fiscal 2011, $27.9 million (13.8% of net revenues) in fiscal 2010, and $28.1 million (36.0% of net revenues) in fiscal 2009 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 24.0% of net revenues on product development and engineering over the last five years.

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

Employees

At December 31, 2011, Intevac had 429 employees, including 25 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 21, 2012 is listed below:

Name	Age	Position
Executive Officers:
Norman H. Pond	73	Chairman of the Board
Kevin Fairbairn	58	President and Chief Executive Officer
Jeffrey Andreson	50	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Andres Brugal	54	Executive Vice President and General Manager, Intevac Photonics
Luke Marusiak	49	Executive Vice President, Chief Operating Officer
Michael Russak	65	Executive Vice President and General Manager, Hard Disk Equipment Products
Christopher Smith	52	Executive Vice President, Emerging Markets
Kimberly Burk	46	Vice President, Human Resources

Other Key Officers:
Babak Adibi	57	Vice President and General Manager, Solar Implant
Verle Aebi	57	Chief Technology Officer, Intevac Photonics
James Birt	47	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	52	Vice President, Technology, Equipment Products
Timothy Justyn	49	Vice President of Operations, Intevac Photonics
William Maffucci	55	Vice President and General Manager, Intevac Vision Systems Products
Edward Murrer	62	Vice President, Business Development, Solar Implant

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

Mr. Andreson joined Intevac in June 2007 and has served as Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary since August 2007. Prior to joining Intevac, Mr. Andreson served as Managing Director and Controller of Applied Materials’ Global Services product group. Since joining Applied Materials in 1995, Mr. Andreson held a number of senior financial positions, including Managing Director, Global Financial Planning and Analysis; Controller, Metron Subsidiary; Controller, North American Sales and Service; and Controller, Volume Manufacturing. From 1989 through 1995, Mr. Andreson held various roles at Measurex Corporation. Mr. Andreson holds an MBA from Santa Clara University and a BS in finance from San Jose State University.

Mr. Brugal joined Intevac as Executive Vice President and General Manager, Intevac Photonics in January 2012. Before joining Intevac, Mr. Brugal was employed at Vision Systems International, a joint venture between Rockwell Collins and Elbit Systems of America, from 2006 to 2012, serving as President and Chief Executive Officer from April 2007 to January 2012. From 2005 to 2006, Mr. Brugal was employed as a consultant for DRS Technologies, a subsidiary of Finmeccanica SPA. Mr. Brugal retired from active service with the U.S. Navy in October 2005 with the rank of Captain. Mr. Brugal holds an MS in strategic studies and security affairs from the U.S. Naval War College; and a BS in general engineering from the U.S. Naval Academy.

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

Mr. Maffucci joined Intevac in November 2007 as Managing Director of Intevac’s Creative Display Systems subsidiary and currently serves as Vice President and General Manager, Intevac Vision Systems Products. Mr. Maffucci was the co-founder, Vice President and Chief Operating Officer of Creative Display Systems until its acquisition by Intevac in 2007. Prior to founding Creative Display Systems, Mr. Maffucci worked for Rockwell-Collins Optronics / Kaiser Electro-Optics from 1993 to 2006 in a variety of executive-level management positions where his most recent position was Sr. Director, Displays Business Unit. Mr. Maffucci holds a BS in Mechanical Engineering from the University of California, Davis.

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

Trade Marks

“200 Lean®,” “AccuLuber™,” “DeltaNu®,” “EBAPS®,” “ENERGi™,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “NanoTexture™Etch,” “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™” among others, are our trademarks.

Item 1A.    Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and photovoltaic (“PV”) solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end.

Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures far in excess of the cost of our systems alone when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. Our customers generally reduce their level of capital investment during downturns in the overall economy or during a downturn in their industries.

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

Intevac Photonics’ business is also subject to long sales cycles because many of its products, such as our military imaging products, often must be designed into the customers’ end products, which are often complex state-of-the-art products. These development cycles are typically multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasing in personal computers and other electronics devices instead of disk drives, and new classes of such products, including Internet appliances, tablet computing devices, netbooks or mobile phones with advanced capabilities, or "smartphones," have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we experience competition from Canon Anelva, which has sold a substantial number of systems worldwide. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Applied Materials, Veeco Instruments, Centrotherm Photovoltaics, Roth & Rau AG, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and BAE Systems. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu and Roper Industries for sensor and camera products, and with companies such as B&W Tek, GE Security, Horiba–Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection for Raman spectrometer products. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts can lead to extreme variability in our revenue and financial results from period to period.

Industry consolidation can limit the number of potential customers for our products. Seagate acquired Maxtor in 2006 and Samsung’s hard disk drive business in 2011. Western Digital acquired Komag in 2007, Hoya’s magnetic media operations in 2010 and announced in 2011 that it will acquire Hitachi Global Storage Technology. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.

Our growth depends on development of technically advanced new products and processes.

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean Gen II system, our LEAN SOLAR systems for PV applications, our digital night-vision products, our Raman system products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans, some of which are start-ups and in their preliminary stages of development, as well as their ability to raise capital to fund their future development and capacity expansion. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results in prior periods and have caused us to be cautious about our future outlook. Our customers also continue to remain cautious about the economy. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.

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

We sell our Photonics products and services directly to the U.S. government, as well as to prime contractors for various U.S. government programs. The U.S government is considering significant changes in the level of existing, follow-on or replacement programs. We cannot predict the impact of potential changes in priorities due to military transformations and/or the nature of future war-related activities. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We may lose our eligibility for such benefits if, among other things, these requirements are not met or if Intevac incurs net losses in Singapore for which it cannot claim a deduction. Loss of these tax benefits could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

We booked significant tax benefits in 2008, 2009 and 2011 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believe we may generate taxable income. Intevac will need to generate approximately $57.2 million of taxable income in the United States in order to fully realize the Federal deferred tax assets and $22.1 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets, each as recorded as of December 31, 2011. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

Our success depends on international sales and the management of global operations.

The majority of our revenues come from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California, Wyoming and Singapore and international customer support offices in Singapore, Taiwan, China, and Malaysia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd. and in 2010 we acquired the outstanding shares of Solar Implant Technologies, Inc. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

Our operations are vulnerable to interruption by fire, earthquake, floods or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs or cause international currency markets to fluctuate. All these unforeseen disruptions and instabilities could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by business interruptions, but there is no certainty that our efforts will prove successful.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, CA	169,583	Corporate Headquarters; Equipment and Intevac Photonics Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	9,505	Intevac Photonics Sensor Fabrication
Laramie, WY	12,000	Intevac Photonics Raman Spectrometer Manufacturing
Carlsbad, CA	10,360	Intevac Photonics Micro Display Product Manufacturing
Singapore	31,947	Equipment Manufacturing and Customer Support
Malaysia	1,291	Equipment Customer Support
Taiwan	3,003	Equipment Customer Support
Shenzhen, China	2,568	Equipment Customer Support

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

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 21, 2012, there were 105 holders of record. In fiscal years 2011 and 2010, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2011:
First Quarter	$15.26	$11.03
Second Quarter	12.47	9.43
Third Quarter	10.21	6.42
Fourth Quarter	8.55	6.11
Fiscal 2010:
First Quarter	$16.82	$13.63
Second Quarter	15.48	10.48
Third Quarter	11.57	9.04
Fourth Quarter	15.25	9.73

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested on December 31, 2006 in Intevac’s Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2006

AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND

NASDAQ COMPUTER MANUFACTURERS TOTAL RETURN INDEX

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Intevac, Inc.	$100	$56	$20	$44	$54	$29
Nasdaq Stock Market Total Return Index	100	109	66	95	113	114
Nasdaq Computer Manufacturers Total Return Index	100	146	62	135	193	226

Item 6.    Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$82,974	$202,526	$77,981	$110,307	$215,834
Gross profit	$30,431	$87,672	$32,720	$43,339	$96,043
Operating income (loss)	$(30,741)	$31,238	$(17,347)	$(30,471)	$27,436
Net income (loss)	$(21,975)	$28,049	$(10,077)	$(15,345)	$27,345
Earnings (loss) per share:
Basic	$(0.96)	$1.26	$(0.46)	$(0.71)	$1.28
Diluted	$(0.96)	$1.22	$(0.46)	$(0.71)	$1.23
At year end:
Total assets	$225,821	$251,771	$203,378	$189,169	$215,413
Long-term debt	$—	$—	$—	$—	$1,898

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Intevac’s business and results of operations. This MD&A should be read in conjunction with Intevac’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10- K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A includes the following sections:

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment and inspection solutions to the photovoltaic (“PV”) industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors; medical, scientific and security companies; and law enforcement. Intevac reports two segments: Equipment and Intevac Photonics. During the fourth quarter of 2010, Intevac completed the acquisition of the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development-stage company, that was creating a manufacturing module for PV applications. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology to Brooks Automation Inc. (“Brooks”).

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage including on-line, cloud storage and near-line applications, personal video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its equipment diversification strategy into new markets by introducing products for PV solar cell manufacturing. Intevac believes that expansion into this market, which is significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands, except percentages and per share amounts)
Net revenues	$82,974	$202,526	$77,981	$(119,552)	$124,545
Gross profit	30,431	87,672	32,720	(57,241)	54,952
Gross margin percent	36.7%	43.3%	42.0%	(6.6) points	1.3 points
Net income (loss)	(21,975)	28,049	(10,077)	(50,024)	38,126
Earnings (loss) per diluted share	$(0.96)	$1.22	$(0.46)	$(2.18)	$1.68

Fiscal 2009 financial results reflected a challenging environment that resulted from the economic slowdown. Demand in the hard disk drive industry was flat compared to fiscal 2008 and Intevac’s Equipment customers did not require capacity additions. During fiscal 2009, demand for new equipment resulted primarily from the retirement of some legacy systems and customer research and development activities, including in patterned media. At the end of 2009, however, Intevac’s hard drive customers began taking delivery of and ordering additional systems for 2010 capacity needs. In 2009, Intevac Photonics business grew, driven by U.S. government spending plus incorporation of Intevac products into development, pre-production and some early stage production programs.

Fiscal 2010 financial results significantly improved as Intevac’s Equipment customers took delivery of systems to increase their production capacity in response to the increasing demand for hard drives resulting from a general increasing demand for digital storage in multiple applications. In fiscal 2010 Intevac also invested heavily in the development of its PV solar manufacturing products and in late 2010, Intevac acquired SIT to develop ion implementation systems for PV cell manufacturing. Net revenues during fiscal 2010 reflected higher equipment sales to disk manufacturers and increased Intevac Photonics’ contract research and development (“R&D”) and product sales. Net income during fiscal 2010 reflected higher net revenues, partially offset by higher selling, general and administrative expenses, and higher income tax expense. The increase in selling, general and administrative expenses during fiscal 2010 was primarily a result of variable compensation expenses, legal expenses associated with an arbitration proceeding covering Intevac’s holdings of auction rate securities (“ARS”) and transaction costs associated with the acquisition of SIT.

Fiscal 2011 financial results reflected a challenging environment that resulted from consolidations in the hard drive industry, the floods in Thailand, and the impact of U.S. government defense budget delays. Net revenues during fiscal 2011 reflected lower equipment sales to disk manufacturers and lower Intevac Photonics’ contract R&D offset in part by higher Intevac Photonics military product sales. Intevac sold fewer 200 Lean systems in fiscal 2011, as Intevac’s hard drive customers delayed equipment purchases during the extended regulatory approval process for the acquisitions by Seagate and Western Digital. Also Intevac’s hard drive customers had invested heavily in increased production capacity in the previous year, which met some of their 2011 capacity needs. Finally, floods in Thailand resulted in supply chain disruptions for Intevac’s hard drive customers. During fiscal 2011, Intevac also continued its efforts to diversify the equipment business and recognized the first revenue on its PV and semiconductor products. For fiscal 2011, Intevac Photonics product revenue from low-light sensors and cameras increased; however, contract R&D revenue declined as certain R&D contracts had been completed in the prior year and contract funding for several large programs was impacted due to delays in U.S. government defense budget approvals. The fiscal 2011 net loss reflected lower net revenues and increased operating expenses from the inclusion of the SIT expenses which was acquired in the fourth quarter of fiscal 2010, offset in-part by reduced variable compensation expenses and recognition of an income tax benefit. During fiscal 2011, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

In fiscal 2012, Intevac expects to see a recovery in the hard drive business in the second half of the year as the pending industry acquisitions are completed and as the industry recovers from the effects of the Thailand flooding in the fourth quarter of fiscal 2011. Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth is expected to vary from year to year depending on the factors noted above. In fiscal 2012, Intevac expects to complete customer qualifications on its PV manufacturing products and start to obtain repeat orders from customers. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology to Brooks.

In fiscal 2012, Intevac expects that Intevac Photonics business levels will grow driven primarily by the recovery of the contract R&D business, as several key U.S. defense programs received budgetary funding in the fourth quarter of 2011 and the U.S. military continues to develop night vision solutions based on Intevac’s digital low-light sensor technology.

Results of Operations

Net revenues

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands)
Equipment	$54,878	$168,252	$51,389	$(113,374)	$116,863
Intevac Photonics	28,096	34,274	26,592	(6,178)	7,682

Total net revenues	$82,974	$202,526	$77,981	$(119,552)	$124,545

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks and PV cells, and, to a lesser extent, related equipment and system components; revenue from contract research and development related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products and table-top and handheld Raman instruments.

The decrease in Equipment revenues in 2011 was due primarily to a decrease in the number of 200 Lean systems delivered. In 2011, Intevac delivered three 200 Lean systems compared to twenty-six 200 Lean systems in 2010 and four 200 Lean systems in 2009. During fiscal 2011 Intevac recognized the first revenue from its PV products. Intevac recognized revenue on the first LEAN SOLAR™ deposition system for crystalline silicon solar (“c-Si”) processing applications. Intevac also sold a LEAN SOLAR system for Copper indium gallium (di)selenide (“CIGS”) thin film applications whereby revenue is being recognized under the installment method of accounting over the next several years. During fiscal 2011 Intevac also recognized revenue from its semiconductor products. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology to Brooks. Revenues from disk equipment technology upgrades and spare parts decreased in 2011 versus 2010 as Intevac’s customers delayed equipment purchases due to the pending industry consolidation as well as reduced need for upgrades in light of the level of new equipment purchased in fiscal 2010. Revenues from disk equipment technology upgrades and spare parts increased in 2010 versus 2009.

Equipment revenues in 2012 are expected to be higher than 2011 levels due to increased capital spending by hard drive customers for capacity additions and increased revenue from Intevac’s new PV equipment products. Intevac believes that once the supply chain constraints which resulted from the Thailand floods are lifted, Intevac’s customers will need new equipment to ramp media capacity, which will result in increased demand for Intevac’s equipment. However, because the situation in Thailand is still evolving uncertainty remains regarding the ultimate impact of this event on the Company. Intevac expects long-term demand for hard disk drives to increase driven by the growth in digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth can vary from year to year and is dependent on the factors noted above.

Intevac Photonics revenues decreased by 18.0% to $28.1 million in 2011, which consisted of $21.0 million of product revenue and $7.1 million of contract R &D revenue. Intevac Photonics revenues of $34.3 million in 2010 consisted of $16.0 million of product revenue and $18.3 million of contract R &D revenue. Intevac Photonics revenues of $26.6 million in 2009 consisted of $10.5 million of product revenue and $16.1 million of contract R &D revenue. The increase in product revenues in both 2011 and 2010 resulted from higher sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s near-eye display products. The decrease in contract R &D revenue in 2011 was the result of a lower volume of contracts due to the completion of several of Intevac Photonics’ large development contracts in 2010 and delays in U.S. government defense budget approvals. The increase in contract R &D revenue in 2010 was the result of a higher volume of contracts for additional digital night vision applications. In 2012, Intevac Photonics revenue is expected to grow as a result of the resumption of U.S. government defense spending and due to the continued expansion of Intevac’s low-light camera and sensor products in military and commercial applications. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Intevac’s backlog of orders at December 31, 2011 was $32.9 million, as compared to $46.7 million at December 31, 2010 and $73.8 million at December 31, 2009. Equipment backlog at December 31, 2011 was $17.9 million compared to $27.3 million at December 31, 2010 and $57.5 million at December 31, 2009. Intevac Photonics backlog at December 31, 2011 was $15.0 million compared to $19.4 million at December 31, 2010 and $16.3 million at December 31, 2009. Equipment backlog at December 31, 2011 included one LEAN SOLAR system, as compared to two 200 Lean systems and two LEAN SOLAR systems at December 31, 2010, and ten 200 Lean systems at December 31, 2009.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2011, 2010 and 2009 sales to Seagate and Hitachi Global Storage Technologies each accounted for more than 10% of Intevac’s revenues. In addition, in 2010 sales to Fuji Electric accounted for more than 10% of Intevac’s revenues. In the aggregate, sales to these three customers accounted for 58%, 78% and 58% of revenues in 2011, 2010 and 2009 respectively. The magnetic disk manufacturing industry consists of a small number of large manufacturers. Seagate acquired Maxtor in 2006 and Samsung’s hard disk drive business in 2011. Western Digital acquired Komag in 2007, Hoya’s magnetic media operations in 2010 and announced in 2011 that it will acquire Hitachi Global Storage Technology. All of these transactions further concentrated the customer base in the industry.

International sales totaled $54.1 million, $155.0 million, and $39.2 million in 2011, 2010, and 2009, respectively, accounting for 65%, 77%, and 50% of net revenues. The decrease in international sales in 2011 was primarily due to decreases in net revenues from disk sputtering systems, and the increase in international sales in 2010 was primarily due to increases in net revenues from disk sputtering systems. Substantially all of Intevac’s international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies.

Gross margin

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands, except percentages)
Equipment gross profit	$22,318	$79,472	$23,266	$(57,154)	$56,206
% of Equipment net revenues	40.7%	47.2%	45.3%
Intevac Photonics gross profit	$8,113	$8,200	$9,454	$(87)	$(1,254)
% of Intevac Photonics net revenues	28.9%	23.9%	35.6%
Total gross profit	$30,431	$87,672	$32,720	$(57,241)	$54,952
% of net revenues	36.7%	43.3%	42.0%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 40.7% in 2011 compared to 47.2% in 2010 and 45.3% in 2009. Fiscal 2011 gross margins declined over fiscal 2010 due to lower volume and unabsorbed factory utilization. Fiscal 2010 gross margins improved over fiscal 2009 due to higher revenues and improved factory utilization partially offset by a higher proportion of system shipments, which generally have a lower margin than technology upgrades and spare parts. Gross margins in the Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 28.9% in 2011 compared 23.9% in 2010 and 35.6% in 2009. The increase in gross margin in 2011 resulted primarily from improved margins associated with Intevac Photonics’ high volume digital night vision production shipments for a NATO customer and lower warranty provisions. The decrease in gross margin in 2010 resulted primarily from lower margins associated with Intevac Photonics’ digital night vision product, lower margins on contract R&D and increased warranty provisions. Manufacturing costs for the digital night vision product decreased in 2011 as a result of cost reductions and yield improvements.

Research and development

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands)
Research and development expense	$34,287	$27,918	$28,064	$6,369	$(146)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, disk sputtering equipment, semiconductor equipment and Intevac Photonics products. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology to Brooks and no longer performs research and development activities for semiconductor equipment.

Research and development spending increased for Equipment during 2011 as compared to 2010 and 2009. The increase in Equipment spending during 2011 was due primarily to increased PV development and the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010. The decrease in Equipment spending during 2010 as compared to 2009 was due primarily to a reduction in spending on semiconductor products.

Research and development spending increased for Intevac Photonics during 2011 as compared to 2010 due primarily to an increase in yield improvement efforts, offset in part by cost containment efforts. Research and development spending decreased for Intevac Photonics during 2010 as compared to 2009 primarily related to decreased spending for the digital night vision camera module for Intevac’s military NATO customer as the product transitioned into production. Research and development expenses do not include costs of $4.9 million, $12.9 million, and $9.1 million, in 2011, 2010, and 2009, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands)
Selling, general and administrative expense	$26,885	$28,516	$22,003	$(1,631)	$6,513

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and international sales of disk sputtering products in Asia, with the exception of Japan, are typically made by Intevac’s direct sales force, whereas sales in Japan of disk sputtering products and other products are typically made by Intevac’s Japanese distributor, Matsubo, which also provides services such as installation, warranty and customer support. Intevac has offices in Singapore, Malaysia, Taiwan and China to support Intevac’s equipment customers in Asia.

Selling, general and administrative expenses decreased in 2011 over the amount spent in 2010 due primarily to the reduction in variable compensation accruals offset in part by acquisition-related charges and increased equity compensation expense. Selling, general and administrative expense include costs of $1.2 million and $108,000, in 2011 and 2010, respectively, in charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition. Selling, general and administrative expenses increased in 2010 over the amount spent in 2009 due primarily to variable compensation, legal expenses associated with the ARS arbitration and transaction costs associated with the acquisition of SIT, offset in part by lower equity-based compensation expense.

Impairment of goodwill and intangibles

At December 31, 2011, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite life intangible assets. Goodwill in the amount of $10.5 million is attributed to the Equipment segment. Goodwill in the amount of $7.9 million is attributed to the Intevac Photonics segment. Goodwill and Intevac’s indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired. In the fourth quarter of 2011, Intevac performed its 2011 annual assessment of impairment which did not result in an impairment of goodwill or Intevac’s indefinite life intangible assets. Intevac’s reporting units for goodwill impairment testing purposes are consistent with the reportable segments: Equipment and Intevac Photonics. Intevac tested goodwill for possible impairment by first determining the fair value of the related reporting unit and then comparing this value to the recorded net assets of the reporting unit.

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

The results of the test for goodwill impairment, as of October 1, 2011, showed that the estimated fair values of the Equipment and Intevac Photonics reporting units exceeded their carrying values by more than $15.0 million and $13.0 million, respectively. There was no impairment of goodwill recorded during the years ended December 31, 2011, 2010 and 2009.

Intevac acquired in-process research and development (“IPR&D”) of $4.0 million in connection with the acquisition of SIT in November 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms of the acquisition. This IPR&D project is the development of Intevac’s ENERGi™ ion implantation process technology module for the LEAN SOLAR platform to be used in the manufacturing of PV solar cells. Intevac expects to complete development on this project in the second half of fiscal 2012. Upon completion of development and establishment of technological feasibility, Intevac will determine and begin amortization of the acquired IPR&D over its useful life.

In conjunction with the annual impairment review, the Company assessed the valuation of the IPR&D from the SIT acquisition. For IPR&D, the review involved determining the present value of future cash flows from the resulting product based on estimates, judgments, and assumptions that management believes are appropriate for the circumstances. Based upon updated management projections related to the IPR&D and on a discounted cash flow model, Intevac determined the fair value of the IPR&D exceeded its carrying value.

Intevac also performed the annual impairment review of a tradename, an indefinite life intangible asset, during the fourth quarter of 2011 using a discounted cash flow model and the relief-from-royalty method. Based on this review, Intevac determined the fair value of the tradename exceeded its carrying value.

Intevac will continue to evaluate the carrying value of goodwill and intangible assets and if it is determined that there is a potential impairment, Intevac may record additional charges which would adversely affect its financial results. For further details, see Note 6 of Notes to Consolidated Financial Statements.

Interest income and other, net

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands)
Interest income and other, net	$635	$773	$1,254	$(138)	$(481)

Interest income and other, net in 2011 included $847,000 of interest income on investments and a gain of $109,000 related to the sale of fixed assets partially offset by $308,000 in realized losses on the sale of ARS that were sold to the issuers at less than par value as part of tender offers and $32,000 of foreign currency losses.

Interest income and other, net in 2010 included $899,000 of interest income on investments, a gain of $481,000 related to the remeasurement of Intevac’s pre-acquisition equity interest in SIT at the acquisition-date fair value, partially offset by $520,000 of foreign currency losses and $87,000 in net other expense. Interest income and other, net in 2009 included $1.4 million of interest income on investments and $134,000 in net other income, partially offset by $226,000 of foreign currency losses and $16,000 in interest expense. The decreases in interest income in 2011 and 2010 were driven by lower interest rates on Intevac’s investments.

Provision for (benefit from) income taxes

	Years Ended December 31,
	2011	2010	2009	Change 2011 vs. 2010	Change 2010 vs. 2009
	(in thousands)
Provision for (benefit from) income taxes	$(8,131)	$3,962	$(6,016)	$(12,093)	$9,978

Intevac’s effective income tax provision rate was 27.0% for fiscal 2011, 12.4% for fiscal 2010, and 37.4% for fiscal 2009. Intevac’s tax rate differs from the applicable statutory rates due primarily to the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

As of December 31, 2011, on a worldwide basis Intevac has recorded a net deferred tax asset of $23.9 million. The realization of the deferred tax assets is primarily dependent on Intevac generating sufficient U.S. and foreign taxable income in future fiscal years. Management believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets. Management believes that the valuation allowances for Intevac’s deferred tax assets are adequate based on several factors including: (1) degree to which Intevac’s 2011 and 2009 losses were attributable to unusual items or charges; (2) long duration of Intevac’s deferred tax assets; and (3) expectation of improved earnings in the long term.

During 2009, Intevac established an additional valuation allowance to fully reserve its California state deferred tax assets due to the impact of California tax legislation that was enacted in February 2009. This additional valuation allowance decreased the income tax benefit by $1.0 million. Intevac recognized the effect of the change in valuation allowance as a discrete item.

Business Combinations

On November 19, 2010, Intevac acquired the outstanding shares of Solar Implant Technologies, Inc. (“SIT”), a privately-owned, development stage company, developing an ion implant module to be used in the manufacturing of PV solar cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and contingent consideration obligations with a fair value of $9.7 million payable in cash based on the achievement of certain product development milestones achieved over a specified period and revenue earnout on Intevac’s net revenue from commercial sales of certain products achieved over a specified period. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders for achievement of the first milestone.

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

Liquidity and Capital Resources

At December 31, 2011, Intevac had $114.8 million in cash, cash equivalents, and investments compared to $137.4 million at December 31, 2010. During fiscal 2011, cash, cash equivalents and investments decreased by $22.6 million due primarily to cash used by operating activities, payment of acquisition-related contingent consideration and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$23,560	$109,520
Short-term investments	58,585	4,994
Long-term investments	32,677	22,866

Total cash, cash-equivalents and investments	$114,822	$137,380

Cash used by operating activities totaled $16.3 million in 2011. Cash generated by operating activities totaled $51.3 million in 2010. Cash used by operating activities totaled $16.6 million in 2009. Lower operating cash flow in 2011 was a result of the net loss adjusted to exclude the effect of non-cash charges including, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration and equity-based compensation. This decrease in cash from operating activities was partially offset by changes in working capital. Intevac continues to carefully manage working capital.

Accounts receivable totaled $18.6 million at December 31, 2011 compared to $25.9 million at December 31, 2010. The number of days outstanding for Intevac’s accounts receivable was 88 at December 31, 2011 compared to 62 at December 31, 2010. The decrease in the receivable balance was due primarily to lower business levels. The increase in days outstanding was due primarily to lower business levels and customer deposits billed late in 2011. Net inventories totaled $18.1 million at December 31, 2011 compared to $20.7 million at December 31, 2010. Inventory turns were 2.7 in fiscal 2011 compared to 5.8 in fiscal 2010. The decrease in the inventory balance and the decline in turns were due primarily to lower manufacturing activities. Accounts payable totaled $4.9 million at December 31, 2011 compared to $5.6 million at December 31, 2010. The decrease of $705,000 relates to the decrease in inventory purchases as a result of lower business levels. Accrued payroll and related liabilities decreased by $7.2 million during 2011 to $4.2 million primarily related to payment of 2010 bonuses and profit sharing. Customer advances increased from $4.9 million at December 31, 2010 to $5.1 million at December 31, 2011.

Investing activities used cash of $70.2 million in 2011, generated cash of $37.7 million in 2010, and used cash of $4.1 million in 2009. In 2011, purchases of investments, net of proceeds from sales and maturities, totaled $64.9 million. In 2010, proceeds from sales and maturities of investments, net of purchases, totaled $47.4 million. In 2009, purchases of investments, net of proceeds from sales and maturities, totaled $1.5 million. During 2010, Intevac acquired the outstanding shares of SIT for a preliminary aggregate purchase price of $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash.

Financing activities generated cash of $535,000 in 2011 and $2.9 million in 2010, and used cash of $809,000 in 2009. In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders of SIT for achievement of the first milestone. Subsequent to the SIT acquisition, Intevac paid in full $177,000 in notes payable to certain selling shareholders assumed upon the acquisition. In 2009, Intevac made a scheduled payment of $2.0 million to the former owners of DeltaNu. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.9 million in 2011, $2.8 million in 2010, and $1.1 million in 2009. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks Automation Inc. (“Brooks”).

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

As of December 31, 2011, Intevac’s available-for-sale securities included $4.9 million par value of auction rate securities (“ARS”), less a temporary valuation adjustment of $410,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly. During 2011, Intevac participated in three tender offers, sold ARS with par values of $5.5 million, collected $5.2 million and recognized realized losses on the sales of $308,000. Additionally, during 2011, $500,000 of ARS were redeemed at par.

As described in Note 8 of Notes to Consolidated Financial Statements, the fair value of the ARS was estimated at $4.5 million using discounted cash flow models. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. There was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

On July 27, 2010, as a result of a favorable ruling from the Financial Industry Regulatory Authority arbitration panel, Intevac received $54.8 million from the repurchase of by Citigroup of previously held ARS at par including interest.

As of December 31, 2011, approximately $10.9 million of cash and cash equivalents and $17.6 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that Intevac’s existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $5.0—$6.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2011:

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$10,234	$2,347	$3,945	$3,541	$401
Purchase obligations and commitments(1)	8,521	8,521	—	—	—
Other long-term liabilities(2, 4)	958	958	—	—	—

Total(3, 4)	$19,713	$11,826	$3,945	$3,541	$401

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.

(2)	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $4.2 million of unrecognized tax benefits has been excluded from the table above.

(3)	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.

(4)	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

As of December 31, 2011, Intevac did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Income Taxes

Intevac accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will be sufficient to realize its deferred tax assets.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. No impairment charges were recognized in fiscal 2011, 2010 and 2009.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.     Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating. Investments typically consist of commercial paper, FDIC insured corporate bonds, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at December 31, 2011.

	2012	2013	2014	2015	2016	Beyond	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$4,447	—	—	—	—	—	$4,447	$4,447
Weighted-average rate	0.44%	—	—	—	—	—
Variable rate amounts	$4,845	—	—	—	—	—	$4,845	$4,845
Weighted-average rate	0.11%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$54,649	—	—	—	—	—	$54,649	$54,688
Weighted-average rate	3.01%	—	—	—	—	—
Variable rate amounts	$3,897	—	—	—	—	—	$3,897	$3,897
Weighted-average rate	0.28%	—	—	—	—	—
Long-term investments
Fixed rate amounts	—	$28,227	—	—	—	$4,900	$33,127	$32,677
Weighted-average rate	—	2.17%	—	—	—	1.40%
Total investment portfolio	$67,838	$28,227	—	—	—	$4,900	$100,965	$100,554

At December 31, 2011, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of December 31, 2011, Intevac had $4.5 million in ARS in the consolidated balance sheet, which is net of an unrealized loss of $410,000. The unrealized loss is included in other comprehensive income, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.

Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an impairment charge in 2012.

Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of these investments will affect Intevac’s ability to operate its business in the ordinary course.

Foreign exchange risk.     From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of Intevac’s anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. Intevac had no foreign currency forward exchange contracts during any of the years ended December 31, 2011, 2010 and 2009.

Item 8.    Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California

February 21, 2012

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,560	$109,520
Short-term investments	58,585	4,994
Trade, notes and other accounts receivable, net of allowances of $41 and $55 at December 31, 2011 and 2010, respectively ..	18,561	25,911
Inventories	18,070	20,671
Prepaid expenses and other current assets	7,114	6,630
Deferred income tax assets	2,202	3,124

Total current assets	128,092	170,850
Property, plant and equipment, net	14,449	13,918
Long-term investments	32,677	22,866
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,344 and $1,801 at December 31, 2011 and 2010, respectively	6,441	6,984
Deferred income taxes and other long-term assets	25,773	18,764

Total assets	$225,821	$251,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,857	$5,562
Accrued payroll and related liabilities	4,205	11,365
Other accrued liabilities	9,887	11,104
Customer advances	5,040	4,867

Total current liabilities	23,989	32,898
Other long-term liabilities	9,922	11,630
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 23,122 and 22,558 at December 31, 2011 and 2010, respectively	23	23
Additional paid-in-capital	146,307	139,824
Accumulated other comprehensive income	414	255
Retained earnings	45,166	67,141

Total stockholders’ equity	191,910	207,243

Total liabilities and stockholders’ equity	$225,821	$251,771

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$75,850	$184,217	$61,893
Technology development	7,124	18,309	16,088

Total net revenues	82,974	202,526	77,981
Cost of net revenues:
Systems and components	47,601	101,975	36,172
Technology development	4,942	12,879	9,089

Total cost of net revenues	52,543	114,854	45,261
Gross profit	30,431	87,672	32,720
Operating expenses:
Research and development	34,287	27,918	28,064
Selling, general and administrative	26,885	28,516	22,003

Total operating expenses	61,172	56,434	50,067

Operating income (loss)	(30,741)	31,238	(17,347)
Interest income	847	899	1,362
Other income (expense), net	(212)	(126)	(108)

Income (loss) before income taxes	(30,106)	32,011	(16,093)
Provision (benefit) for income taxes	(8,131)	3,962	(6,016)

Net income (loss)	$(21,975)	$28,049	$(10,077)

Net income (loss) per share:
Basic	$(0.96)	$1.26	$(0.46)
Diluted	$(0.96)	$1.22	$(0.46)
Weighted average shares outstanding:
Basic	22,903	22,340	21,975
Diluted	22,903	22,977	21,975

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	21,805	$22	$128,686	$(4,808)	$49,169	$173,069
Shares issued in connection with:
Exercise of stock options	34	—	223	—	—	223
Employee stock purchase plan	240	—	899	—	—	899
Income tax benefits realized from activity in employee stock plans	—	—	69	—	—	69
Equity-based compensation expense	—	—	4,194	—	—	4,194
Net loss	—	—	—	—	(10,077)	(10,077)
Unrealized gain on securities held as available-for-sale	—	—	—	4,371	—	4,371
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(1,529)	—	(1,529)
Foreign currency translation adjustment	—	—	—	138	—	138

Comprehensive loss						(7,097)

Balance at December 31, 2009	22,079	$22	$134,071	$(1,828)	$39,092	$171,357
Shares issued in connection with:
Exercise of stock options	224	1	1,740	—	—	1,741
Employee stock purchase plan	255	—	1,027	—	—	1,027
Net income tax detriment from activity in employee stock plans	—	—	(279)	—	—	(279)
Equity-based compensation expense	—	—	3,265	—	—	3,265
Net income	—	—	—	—	28,049	28,049
Unrealized gain on securities held as available-for-sale	—	—	—	3,072	—	3,072
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(1,075)	—	(1,075)
Foreign currency translation adjustment	—	—	—	86	—	86

Comprehensive income						30,132

Balance at December 31, 2010	22,558	$23	$139,824	$255	$67,141	$207,243
Shares issued in connection with:
Exercise of stock options	330	—	1,539	—	—	1,539
Employee stock purchase plan	234	—	1,385	—	—	1,385
Net income tax detriment from activity in employee stock plans	—	—	(471)	—	—	(471)
Equity-based compensation expense	—	—	4,030	—	—	4,030
Net loss	—	—	—	—	(21,975)	(21,975)
Unrealized gain on securities held as available-for-sale	—	—	—	217	—	217
Deferred taxes on unrealized gain on available-for-sale securities	—	—	—	(76)	—	(76)
Foreign currency translation adjustment	—	—	—	18	—	18

Comprehensive loss						(21,816)

Balance at December 31, 2011	23,122	$23	$146,307	$414	$45,166	$191,910

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(21,975)	$28,049	$(10,077)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	4,880	5,307	5,031
Net amortization (accretion) of investment premiums and discounts	1,408	—	(20)
Loss on sale of investments	308	—	—
Gain on acquisition	—	(481)	—
Amortization of intangible assets	543	554	554
Equity-based compensation	4,030	3,316	4,255
Deferred income taxes	(7,140)	(2,142)	(87)
Excess tax benefits from equity-based compensation	—	(299)	(69)
Change in the fair value of acquisition-related contingent consideration	1,247	108	—
Loss(gain) on disposal of equipment	(78)	153	57
Changes in assets and liabilities:
Accounts receivable	7,350	18,845	(28,935)
Inventories	2,601	(1,555)	(1,411)
Prepaid expenses and other assets	87	(2,665)	(3,177)
Accounts payable	(705)	450	441
Accrued payroll and other accrued liabilities	(9,008)	9,987	6,902
Customer advances	173	(8,313)	9,967

Total adjustments	5,696	23,265	(6,492)

Net cash and cash equivalents provided by (used in) operating activities	(16,279)	51,314	(16,569)
Investing activities
Purchase of investments	(111,940)	(20,683)	(26,979)
Proceeds from sales and maturities of investments	47,039	68,050	25,450
Acquisition of SIT, net of cash acquired	—	(2,638)	—
Proceeds from sale of equipment	249	—	—
Purchase of equipment	(5,582)	(7,055)	(2,615)

Net cash and cash equivalents provided by (used in) investing activities	(70,234)	37,674	(4,144)
Financing activities
Proceeds from issuance of common stock	2,924	2,768	1,122
Payment of acquisition-related contingent consideration	(2,389)	—	—
Payment of notes payable assumed upon SIT acquisition	—	(177)	—
Repayment of note payable	—	—	(2,000)
Excess tax benefits from equity-based compensation	—	299	69

Net cash and cash equivalents provided by (used in) financing activities	535	2,890	(809)
Effect of exchange rate changes on cash	18	50	(87)

Net increase (decrease) in cash and cash equivalents	(85,960)	91,928	(21,609)
Cash and cash equivalents at beginning of period	109,520	17,592	39,201

Cash and cash equivalents at end of period	$23,560	$109,520	$17,592

Cash paid (received) for:
Income taxes	$336	$1,829	$713
Income tax refund	$(683)	$(481)	$(2,821)

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

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, FDIC insured corporate bonds, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, variable rate demand notes (“VRDNs”) and Auction Rate Securities (“ARS”), are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The cost of investment securities sold is determined by the specific identification method.

Fair Value Measurement — Definition and Hierarchy

Intevac reports certain financial assets and liabilities at fair value. Intevac defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Business Combinations

Intevac accounts for business combinations using the acquisition method of accounting. Transaction costs are expensed as incurred. In-process research and development (“IPR&D”) costs are capitalized as an intangible asset. Contingent consideration is recorded as a liability at the measurement date with subsequent re-measurements recorded as general and administrative expense. Costs for business restructuring and exit activities related to the acquired company are included in the post-combination financial results. During 2010, Intevac incurred $255,000 of acquisition-related costs which have been included in selling, general and administrative expenses on the consolidated statements of operations.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written off against the allowance when the amount is deemed uncollectible. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts. Credit losses, when realized, have been within the range of the Company’s expectations.

Included in trade receivables at December 31, 2011 is the current portion of a discounted promissory note from a customer of $1.5 million. The non-current portion of the note receivable of $3.0 million is included in other long-term assets.

Included in trade receivables are unbilled receivables related to government contracts of $1.0 million and $1.1 million at December 31, 2011 and December 31, 2010, respectively which includes $387,000 and $474,000 of fee retention, respectively.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 12, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. Intevac conducted these impairment tests in the fourth quarter of fiscal 2011, 2010 and 2009 and the results of these tests indicated that Intevac’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2011, 2010 and 2009.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or best ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net losses from foreign currency transactions were $32,000, $520,000 and $226,000 in 2011, 2010 and 2009, respectively.

Comprehensive Income

The components of accumulated other comprehensive income (loss), were as follows at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(267)	$(408)
Foreign currency translation gains and losses	681	663

Total accumulated other comprehensive income	$414	$255

Employee Stock Plans

Intevac has equity-based compensation plans that provide for the grant to employees of equity-based awards, including incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. In addition, these plans provide for the grant of non-statutory stock

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.    Equity-Based Compensation

Intevac accounts for share-based awards in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based upon the grant-date fair value of those awards. The estimated fair value of Intevac’s equity-based awards, less expected forfeitures, is amortized over the awards’ service periods using the graded vesting attribution method. During the years ended December 31, 2011, 2010 and 2009 Intevac recognized equity-based compensation expense related to stock options and shares issued pursuant to its employee stock purchase plan of $4.0 million, $3.3 million and $4.3 million, respectively.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2004 Plan is a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares. As of December 31, 2011, only stock options have been issued pursuant to the 2004 Plan. Option price, vesting period, and other terms are determined by the administrator of the 2004 Plan, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2011, 4.1 million shares of common stock were authorized for future issuance under the 2004 Plan. Options granted under the 2004 Plan are exercisable upon vesting and vest over periods of up to five years. Options currently expire no later than ten years from the date of grant. The 2004 Plan expires no later than March 10, 2014.

During the year ended December 31, 2011, Intevac granted 583,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $3.5 million including 2,000 shares granted to a consultant with a grant date fair value of $11,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $813,000. During the year ended December 31, 2010, Intevac granted 763,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $5.1 million including 2,000 shares granted to a consultant with a grant date fair value of $13,000. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $1.2 million. During the year ended December 31, 2009, Intevac granted 536,000 stock options pursuant to the 2004 Plan with an estimated total grant-date fair value of $1.4 million. Of this amount, Intevac estimated that the equity-based compensation for option grants that will be forfeited, and are therefore not expected to vest, was $319,000.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the 2003 Employee Stock Purchase Plan (the “ESPP”), which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 10% of their base earnings withheld to purchase Intevac common stock. Under the ESPP, Intevac sold 234,000, 255,000 and 240,000 shares to employees in 2011, 2010 and 2009, respectively. As of December 31, 2011, 302,000 shares remained available for issuance under the ESPP. During the years ended December 31, 2011, 2010, and 2009 Intevac granted purchase rights with an estimated total grant-date fair value of $1.8 million, $53,000 and $328,000, respectively.

The effect of recording equity-based compensation for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Equity-based compensation by type of award:
Stock options	$2,924	$2,965	$3,468
Employee stock purchase plan	1,106	351	787

Total equity-based compensation	4,030	3,316	4,255
Tax effect on equity-based compensation	(1,030)	(1,068)	(1,224)

Net effect on net income	$3,000	$2,248	$3,031

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2011	2010	2009
Stock Options:
Expected volatility	64.82%	67.75%	67.17%
Risk free interest rate	1.71%	1.69%	2.01%
Expected term of options (in years)	4.75	4.52	4.47
Dividend yield	None	None	None

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $5.98, $6.63 and $2.57 per share, respectively.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2010	2009
Stock Purchase Rights:
Expected volatility	51.63%	55.20%	82.56%
Risk free interest rate	0.44%	0.41%	0.85%
Expected term of purchase rights (in years)	1.36	0.73	1.85
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended December 31, 2011, 2010 and 2009 was $4.84, $4.63 and $2.73 per share, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plan Activity

2004 Equity Incentive Plan

A summary of activity under the above captioned plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,385,245	$11.61	5.93	$12,104,861
Options granted	582,700	$11.18
Options forfeited	(246,224)	$14.10
Options exercised	(329,796)	$4.67
Options outstanding at December 31, 2011	3,391,925	$12.03	5.53	$1,384,535
Vested and expected to vest at December 31, 2011	3,208,532	$12.08	5.49	$1,343,613
Options exercisable at December 31, 2011	2,070,068	$12.89	5.05	$807,932

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $1.9 million, $1.3 million and $149,000, respectively. At December 31, 2011, Intevac had $3.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.38 years.

The options outstanding and currently exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$ 2.63 - $ 6.73	453,961	6.03	$4.35	286,359	$4.58
$ 6.88 - $10.69	441,690	4.24	$8.65	314,565	$8.47
$10.86 - $11.25	346,699	6.53	$11.15	260,243	$11.15
$11.33 - $11.33	493,050	6.38	$11.33	—	$—
$11.66 - $11.86	426,400	5.41	$11.84	142,776	$11.84
$12.00 - $15.98	382,575	5.25	$13.79	263,200	$13.84
$16.13 - $16.13	480,550	5.16	$16.13	480,550	$16.13
$16.49 - $29.45	367,000	5.27	$20.34	322,375	$20.88

$ 2.63 - $29.45	3,391,925	5.53	$12.03	2,070,068	$12.89

2003 Employee Stock Purchase Plan

During fiscal years 2011, 2010 and 2009 the aggregate intrinsic value of purchase rights exercised under the ESPP was $1.4 million, $2.2 million and $1.0 million, respectively, determined as of the date of purchase. During fiscal years 2011, 2010 and 2009, 234,000, 255,000 and 240,000 shares were purchased at an average per share price of $5.92, $4.02 and $3.73. At December 31, 2011, there were 302,000 shares available to be issued under the ESPP. As of December 31, 2011, Intevac had $706,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.7 years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options.

The following table sets forth the computation of basic and diluted income (loss) per share:

	2011	2010	2009
	(In thousands, except per share amounts)
Net income (loss)	$(21,975)	$28,049	$(10,077)

Weighted-average shares — basic	22,903	22,340	21,975
Effect of dilutive potential common shares	—	637	—

Weighted-average shares — diluted	22,903	22,977	21,975

Net income (loss) per share — basic	$(0.96)	$1.26	$(0.46)

Net income (loss) per share — diluted	$(0.96)	$1.22	$(0.46)

Antidilutive shares based on employee awards excluded	2,699	1,896	3,150

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options, and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

4.    Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, and accounts and notes receivable. Intevac generally invests its excess cash in money market funds, commercial paper, FDIC insured corporate bonds, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. At December 31, 2011, one customer accounted for 37% of Intevac’s accounts receivable. At December 31, 2010, three customers accounted for 29%, 24% and 10%, respectively, of Intevac’s accounts receivable and in aggregate accounted for 63% of accounts receivable.

Intevac’s largest customers tend to change from period to period. Historically, a significant portion of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. In 2011, two customers accounted for 41% and 12%, respectively, of consolidated net revenues and in aggregate accounted for 53% of net revenues. In 2010, three customers accounted for 40%, 26% and 12%, respectively, of consolidated net revenues and in aggregate accounted for 78% of net revenues. In 2009, two customers accounted for 38% and 17%, respectively, of consolidated net revenues and in aggregate accounted for 55% of net revenues Intevac performs credit evaluations of its customers’ financial condition and generally requires deposits on system orders but does not generally require collateral or other security to support customer receivables.

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in 2011, 2010, and 2009. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for photovoltaic (“PV”) manufacturing.

5.    Balance Sheet Details

Balance sheet details were as follows as of December 31, 2011 and 2010:

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2011	2010
	(in thousands)
Raw materials	$12,662	$13,370
Work-in-progress	3,020	5,295
Finished goods	2,388	2,006

	$18,070	$20,671

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Property, Plant and Equipment

	December 31,
	2011	2010
	(in thousands)
Leasehold improvements	$14,936	$14,043
Machinery and equipment	40,469	36,936

	55,405	50,979
Less accumulated depreciation and amortization	40,956	37,061

Total property, plant and equipment, net	$14,449	$13,918

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $1.9 million at December 31, 2011 and $1.3 million at December 31, 2010.

Other Accrued Liabilities

	December 31,
	2011	2010
	(in thousands)
Acquisition-related contingent consideration	$3,942	$4,234
Accrued product warranties	2,586	2,612
Deferred revenue	1,665	1,714
Other taxes payable	714	991
Accrued income taxes	183	360
Other	797	1,193

Total other accrued liabilities	$9,887	$11,104

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities

	December 31,
	2011	2010
	(in thousands)
Acquisition-related contingent consideration	$4,773	$5,623
Accrued income taxes	4,191	4,098
Deferred profit	820	1,106
Accrued product warranties	138	803

Total other long-term liabilities	$9,922	$11,630

6.    Goodwill and Purchased Intangible Assets, Net

Goodwill and indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired. Intevac conducted these impairment tests in the fourth quarter of fiscal 2011, 2010 and 2009 and the results of these tests indicated that Intevac’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

Information regarding goodwill by reportable segment for the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011			December 31, 2010
	Equipment	Intevac Photonics	Total	Equipment	Intevac Photonics	Total
	(in thousands)
Beginning balance	$10,484	$7,905	$18,389	$—	$7,905	$7,905
Goodwill acquired during the period	—	—	—	10,484	—	10,484
Impairment charges	—	—	—	—	—	—

Ending balance	$10,484	$7,905	$18,389	$10,484	$7,905	$18,389

During the year ended December 31, 2010, goodwill increased by $10.5 million due to the acquisition of Solar Implant Technologies, Inc. (“SIT”).

Information regarding other acquisition-related intangible assets is as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,181	$1,472	$1,709	$3,181	$1,074	$2,107
Purchased technology	1,145	533	612	1,145	388	757
Covenants not to compete	140	140	—	140	140	—
Backlog	199	199	—	199	199	—

Total amortizable intangible assets	4,665	2,344	2,321	4,665	1,801	2,864
IPR&D	4,000	—	4,000	4,000	—	4,000
Tradename	120	—	120	120	—	120

Total intangible assets	$8,785	$2,344	$6,441	$8,785	$1,801	$6,984

Total amortization expense of purchased intangibles for the years ended December 31, 2011, 2010 and 2009 was $543,000, $554,000 and $554,000 respectively. Future amortization expense is expected to be $541,000 for 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015, $281,000 for 2016 and $311,000 thereafter. Intangible assets by segment as of December 31, 2011 are as follows: Equipment; $5.6 million and Intevac Photonics; $866,000.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Business Combination

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

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance	$9,857	$—
Contingent consideration acquired during the period	—	9,749
Changes in fair value	1,247	108
Cash payment made	(2,389)	—

Ending balance	$8,715	$9,857

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.    Financial Instruments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,268	$—	$—	$14,268
Money market funds	4,845	—	—	4,845
Commercial paper	4,447	—	—	4,447

Total cash and cash equivalents	$23,560	$—	$—	$23,560
Short-term investments:
Commercial paper	$1,050	$—	$—	$1,050
Corporate bonds and medium-term notes	26,665	28	78	26,615
FDIC insured corporate bonds	9,596	23	—	9,619
Municipal bonds	4,898	10	—	4,908
U.S. treasury and agency securities	13,987	56	—	14,043
VRDNs	2,350	—	—	2,350

Total short-term investments	$58,546	$117	$78	$58,585
Long-term investments:
Corporate bonds and medium-term notes	$14,761	$16	$77	$14,700
U.S. treasury and agency securities	13,466	22	1	13,487
ARS	4,900	—	410	4,490

Total long-term investments	$33,127	$38	$488	$32,677

Total cash, cash equivalents, and investments	$115,233	$155	$566	$114,822

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$22,887	$—	$—	$22,887
Commercial paper	2,999	—	1	2,998
Corporate bonds	1,259	—	—	1,259
Money market funds	82,376	—	—	82,376

Total cash and cash equivalents	$109,521	$—	$1	$109,520
Short-term investments:
Commercial paper	$2,995	$—	$—	$2,995
U.S. treasury and agency securities	1,999	—	—	1,999

Total short-term investments	$4,994	$—	$—	$4,994
Long-term investments:
U.S. treasury and agency securities	$6,978	$5	$—	$6,983
Corporate bonds and medium-term notes	5,615	—	5	5,610
ARS	10,900	—	627	10,273

Total long-term investments	$23,493	$5	$632	$22,866

Total cash, cash equivalents, and investments	$138,008	$5	$633	$137,380

The contractual maturities of available-for-sale securities at December 31, 2011 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$63,402	$63,439
Due after one through two years(1)	28,803	28,762
Due after ten years(2)	8,760	8,353

	$100,965	$100,554

(1)	Includes $575,000 in par value of VRDNs.
(2)	Includes $1.8 million in par value of VRDNs and $4.9 million in par value of ARS.

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2011.

	December 31, 2011
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$21,366	$155	$—	$—
U.S. treasury and agency securities	2,497	1	—	—
ARS	—	—	4,490	410

	$23,863	$156	$4,490	$410

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, all of the Company’s Level 3 financial instruments consisted of ARS with an aggregate par value of $4.9 million that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $410,000 as of December 31, 2011. The estimated fair value could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 3.9% of the Company’s total cash, cash equivalents and investments as of December 31, 2011. During 2011, Intevac participated in three tender offers, sold ARS with par values of $5.5 million, collected $5.2 million and recognized realized losses on the sales of $308,000. On July 27, 2010, as a result of a favorable ruling from the Financial Industry Regulatory Authority arbitration panel, Intevac received $54.8 million from the repurchase of by Citigroup of previously held ARS at par including interest.

The following table represents the fair value hierarchy of Intevac’s assets measured at fair value on a recurring basis as of December 31, 2011.

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$4,845	$4,845	$—	$—
U.S. treasury and agency securities	27,530	10,730	16,800	—
FDIC insured corporate bonds	9,619	—	9,619	—
Commercial paper	5,497	—	5,497	—
Corporate bonds and medium-term notes	41,315	—	41,315	—
Municipal bonds	4,908	—	4,908	—
VRDNs	2,350	—	2,350	—
ARS	4,490	—	—	4,490

Total assets	$100,554	$15,575	$80,489	$4,490

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2011, 2010 and 2009. These balances consist of ARS classified as available-for-sale with changes in fair value recorded in stockholders’ equity.

	2011	2010	2009
	(in thousands)
Beginning balance	$10,273	$66,249	$66,328
Net realized losses	(308)	—	—
Net unrealized gains included in other comprehensive income	217	3,074	4,371
Proceeds from tender offers	(5,192)	—	—
Redemptions at par	(500)	(59,050)	(4,450)

Ending balance	$4,490	$10,273	$66,249

Included in accounts payable is $714,000 and $660,000 of book overdraft at December 31, 2011 and 2010, respectively.

9.    Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal:
Current	$(899)	$5,241	$(3,927)
Deferred	(3,633)	(1,706)	(3,860)

	(4,532)	3,535	(7,787)
State:
Current	8	8	3
Deferred	—	—	1,567

	8	8	1,570
Foreign:
Current	141	419	201
Deferred	(3,748)	—	—

	(3,607)	419	201
Total	$(8,131)	$3,962	$(6,016)

Income (loss) before income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S	$(15,078)	$384	$(22,513)
Foreign	(15,028)	31,627	6,420

	$(30,106)	$32,011	$(16,093)

Effective tax rate	27.0%	12.4%	37.4%

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan increased income taxes receivable by $299,000 and $69,000, in 2010 and 2009 respectively. Such benefits were credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Vacation, rent, warranty and other accruals	$1,191	$1,073
Depreciation and amortization	2,426	3,416
Inventory valuation	1,163	2,029
Deferred income	209	308
Equity-based compensation	6,655	6,156
Net operating loss, research and other tax credit carryforwards	27,097	16,949
Impairment losses on available-for-sale securities	145	221
Other	118	(211)

	39,004	29,941
Valuation allowance for deferred tax assets	(13,561)	(10,699)

Total deferred tax assets	25,443	19,242

Deferred tax liabilities:
Purchased technology	(1,524)	(1,524)

Net deferred tax assets	$23,919	$17,718

As reported on the balance sheet:
Current assets
Deferred tax assets	$2,457	$3,400
Valuation allowance for deferred tax assets	(255)	(276)

Net current deferred tax assets	2,202	3,124
Other long-term assets
Deferred tax assets	35,023	25,017
Valuation allowance for deferred tax assets	(13,306)	(10,423)

Net non-current deferred tax assets	21,717	14,594

Net deferred tax assets	$23,919	$17,718

The valuation allowance of $13.6 million is attributable to state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. State research credit carry-forwards of $8.9 million, which are fully offset by a valuation allowance, do not expire.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income tax (benefit) at the federal statutory rate	$(10,537)	$11,204	$(5,632)
State income taxes, net of federal benefit	5	5	1,020
Effect of foreign operations taxes at various rates	1,653	(10,650)	(2,046)
Research tax credits	(1,200)	(500)	(565)
Effect of tax rate changes, permanent differences and
adjustments of prior deferrals	960	187	965
Unrecognized tax benefits	988	3,716	242

Total	$(8,131)	$3,962	$(6,016)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the above rate reconciliation for the year ended December 31, 2009 is $600,000 of net unfavorable federal adjustments related to prior estimates for research tax credits and the Domestic Production Activities Deduction.

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $33.6 million of undistributed earnings from non-U.S. operations as of December 31, 2011 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday. As a result of this incentive, the impact of the tax holiday decreased income taxes by $1.2 million, $5.1 million and $1.2 million in 2011, 2010 and 2009, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was approximately $0.05, $0.22, and $0.06 in 2011, 2010 and 2009, respectively.

Included in prepaid expenses and other current assets at both December 31, 2011 and 2010 is $5.7 million and $4.4 million, respectively, of Federal income taxes receivable which represents amounts available as a result of carryback of losses. As of December 31, 2011, the Company had Federal NOL carryforwards available to offset future taxable income of approximately $2.5 million that expire between 2028 and 2031. As of December 31, 2011, the Company had state NOL carryforwards available to offset future state taxable income of approximately $41.2 million that expire between 2015 and 2031. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $17.4 million. Approximately $8.1 million of the credit carryforwards are available to offset future tax liabilities and expire between 2025 and 2031. The remaining amount is available indefinitely. Certain of these carryforwards, when realized, will be credited to additional paid-in capital.

The total amount of gross unrecognized tax benefits was $5.0 million as of December 31, 2011, all of which would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance	$4,494	$782
Additions based on tax positions related to the current year	927	3,712
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(400)	—
Lapse of statute of limitations	—	—

Ending balance	$5,021	$4,494

The unrecognized tax benefits may decrease in the next twelve months due to examinations by tax authorities. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2011, Intevac recognized a net tax expense for interest of $61,000. As of December 31, 2011 Intevac had $65,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. During fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. Due to an income tax refund generated by a carry-back claim, the Internal Revenue Service is currently conducting a review of the Company’s fiscal year 2009 tax return. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 tax return of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

10.    Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $540,000, $438,000 and $109,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $720,000 and $7.6 million, respectively for the years ended December 31, 2011 and 2010. There were no charges to expense under these plans for the year ended December 31, 2009.

11.    Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2017 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term assets on the consolidated balance sheets is $786,000 of prepaid rent related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $2.9 million, $3.3 million and $3.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum lease payments at December 31, 2011 totaled $10.2 million and were: $2.3 million for fiscal 2012; $2.1 million for fiscal 2013; $1.8 million for fiscal 2014; $1.8 million for fiscal 2015; $1.7 million for fiscal 2016 and $401,000 for thereafter.

Guarantees

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac has certain obligations to indemnify its current and former officers and directors for certain events or occurrences

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

while the officer or director is, or was serving, at Intevac’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Intevac could be required to make under these indemnification obligations is unlimited; however, Intevac has a director and officer insurance policy that mitigates Intevac’s exposure and enables Intevac to recover a portion of any future amounts paid. As a result of Intevac’s insurance policy coverage, Intevac believes the estimated fair value of these indemnification obligations is not material.

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

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of operations.

The following table displays the activity in the warranty provision account for 2011 and 2010:

	2011	2010
	(in thousands)
Beginning balance	$3,415	$1,602
Expenditures incurred under warranties	(2,169)	(2,938)
Accruals for product warranties	1,543	4,292
Adjustments to previously existing warranty accruals	(65)	459

Ending balance	$2,724	$3,415

The following table displays the balance sheet classification of the warranty provision account at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Other accrued liabilities	$2,586	$2,612
Other long-term liabilities	138	803

Total warranty provision	$2,724	$3,415

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.    Segment and Geographic Information

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 31, 2011 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Equipment segment designs, develops and markets manufacturing equipment and solutions to the hard disk drive industry and offers high-productivity technology solutions to the PV industry. The Equipment segment began offering solar cell processing systems for thin film applications in 2009 and for wafer-based crystalline silicon (“c-Si”) applications in 2010 to PV cell manufacturers. In 2010 the Equipment segment also began offering inspection equipment to PV cell manufacturers. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for the years ended December 31, 2011, 2010 and 2009 is as follows:

Net Revenues

	2011	2010	2009
	(in thousands)
Equipment	$54,878	$168,252	$51,389
Intevac Photonics	28,096	34,274	26,592

Total segment net revenues	$82,974	$202,526	$77,981

Operating Profit (Loss)

	2011	2010	2009
	(in thousands)
Equipment	$(20,321)	$40,286	$(8,826)
Intevac Photonics	(4,141)	(4,901)	(4,133)

Total segment operating profit (loss)	(24,462)	35,385	(12,959)

Unallocated costs	(6,279)	(4,147)	(4,388)

Operating income (loss)	(30,741)	31,238	(17,347)

Interest income	847	899	1,362
Other income and expense, net	(212)	(126)	(108)

Income (loss) before income taxes	$(30,106)	$32,011	$(16,093)

Depreciation and amortization

	2011	2010	2009
	(in thousands)
Equipment	$2,901	$3,129	$2,916
Intevac Photonics	1,369	1,354	1,326

Total segment depreciation and amortization	4,270	4,483	4,242

Unallocated costs	1,153	1,378	1,343

Total consolidated depreciation and amortization	$5,423	$5,861	$5,585

Capital Additions

	2011	2010	2009
	(in thousands)
Equipment	$2,717	$1,540	$1,176
Intevac Photonics	2,148	5,167	938

Total segment capital additions	4,865	6,707	2,114

Unallocated	717	348	501

Total consolidated capital additions	$5,582	$7,055	$2,615

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Assets

	2011	2010
	(in thousands)
Equipment	$48,133	$57,130
Intevac Photonics	29,947	31,275

Total segment assets	78,080	88,405

Cash and investments	114,822	137,380
Deferred income taxes	23,919	17,718
Other current assets	6,848	5,889
Common property, plant and equipment	1,366	1,803
Other assets	786	576

Consolidated total assets	$225,821	$251,771

Geographic revenue information for the three years ended December 31, 2011 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2011	2010	2009
	(in thousands)
United States	$28,907	$47,554	$38,768
Asia(*)	47,325	149,456	38,144
Europe	6,128	5,000	1,069
Rest of world	614	516	—

Total net revenues	$82,974	$202,526	$77,981

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at December 31 was as follows:

	2011	2010
	(in thousands)
United States	$14,007	$13,268
Asia	442	650

Net property, plant & equipment	$14,449	$13,918

13.    Subsequent Event

On January 6, 2012, the Company sold certain assets with a net book value of $900,000 which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks Automation Inc. (“Brooks”).

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Net sales	$17,423	$27,585	$19,321	$18,645
Gross profit	6,380	10,137	7,518	6,395
Net loss	(7,031)	(2,619)	(6,116)	(6,209)
Basic loss per share	$(0.31)	$(0.11)	$(0.27)	$(0.27)
Diluted loss per share	$(0.31)	$(0.11)	$(0.27)	$(0.27)

	Three Months Ended
	April 3, 2010	July 3, 2010	Oct. 2, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Net sales	$33,142	$68,598	$64,627	$36,159
Gross profit	14,478	29,034	29,584	14,576
Net income	1,430	12,337	13,179	1,103
Basic income per share	$0.06	$0.55	$0.59	$0.05
Diluted income per share	$0.06	$0.54	$0.58	$0.05

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on the framework in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2011. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited Intevac, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control  —  Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ GRANT THORNTON LLP

San Jose, California

February 21, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans.     The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders(2)	3,391,925	$12.03	999,859
Equity compensation plans not approved by security holders	—	—	—

Total	3,391,925	$12.03	999,859

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 301,592 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2011” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.  Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Registrant
3.2(2)	Bylaws of the Registrant, as amended
10.1 +(3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10.2 +(4)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended
10.3 +(5)	The Registrant’s 2004 Equity Incentive Plan, as amended
10.4(6)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Seventh Amendments
10.6 +(3)	The Registrant’s 401(k) Profit Sharing Plan
10.9(7)	Director and Officer Indemnification Agreement
10.11+(8)	The Registrant’s Executive Incentive Plan
10.12+(8)	Employment Agreement of Kevin Fairbairn dated January 24, 2002, as amended
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 73)
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008

(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011

(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed February 25, 2011

(7)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

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

Signature	Title	Date

/S/ KEVIN FAIRBAIRN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2012
(Kevin Fairbairn)

/S/ NORMAN H. POND	Chairman of the Board	February 21, 2012
(Norman H. Pond)

/S/ JEFFREY ANDRESON	Executive Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	February 21, 2012
(Jeffrey Andreson)

/S/ DAVID S. DURY	Director	February 21, 2012
(David S. Dury)

/S/ STANLEY J. HILL	Director	February 21, 2012
(Stanley J. Hill)

/S/ THOMAS M. ROHRS	Director	February 21, 2012
(Thomas M. Rohrs)

/S/ JOHN F. SCHAEFER	Director	February 21, 2012
(John F. Schaefer)

/S/ PING YANG	Director	February 21, 2012
(Ping Yang)

SCHEDULE II  —  VALUATION AND QUALIFYING ACCOUNTS

INTEVAC, INC.

		Additions (Reductions)
Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions - Describe		Balance at End of Period
	(In thousands)
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$145	$133	$—	$145	(1)	$133
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$133	$—	$—	$78	(1)	$55
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$55	$41	$—	$55	(1)	$41

(1)	Write-offs of amounts deemed uncollectible.