Form 10-Q
period 2012-03-31
INTEVAC INC
filed 2012-05-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 1, 2012, 23,263,009 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,043	$23,560
Short-term investments	60,891	58,585
Trade, note and other accounts receivable, net of allowances of $0 at March 31, 2012 and of $41 at December 31, 2011	19,600	18,561
Inventories	19,843	18,070
Prepaid expenses and other current assets	7,696	7,114
Deferred income tax assets	2,546	2,202

Total current assets	128,619	128,092
Property, plant and equipment, net	14,018	14,449
Long-term investments	32,792	32,677
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,480 at March 31, 2012 and $2,344 at December 31, 2011	6,305	6,441
Deferred income taxes and other long-term assets	28,478	25,773

Total assets	$228,601	$225,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,029	$4,857
Accrued payroll and related liabilities	4,745	4,205
Other accrued liabilities	12,314	9,887
Customer advances	5,797	5,040

Total current liabilities	27,885	23,989
Other long-term liabilities	9,953	9,922
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	148,224	146,307
Accumulated other comprehensive income	511	414
Retained earnings	42,005	45,166

Total stockholders’ equity	190,763	191,910

Total liabilities and stockholders’ equity	$228,601	$225,821

Note: Amounts as of December 31, 2011 are derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31, 2012	April 2, 2011
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$14,768	$15,491
Technology development	2,547	1,932

Total net revenues	17,315	17,423
Cost of net revenues:
Systems and components	8,819	9,614
Technology development	1,672	1,429

Total cost of net revenues	10,491	11,043

Gross profit	6,824	6,380
Operating expenses:
Research and development	9,213	9,012
Selling, general and administrative	6,773	6,885

Total operating expenses	15,986	15,897
Gain on sale of mainframe technology	2,207	—

Loss from operations	(6,955)	(9,517)
Interest income and other, net	372	129

Loss before income taxes	(6,583)	(9,388)
Benefit from income taxes	3,422	2,357

Net loss	$(3,161)	$(7,031)

Net loss per share:
Basic and Diluted	$(0.14)	$(0.31)

Weighted average common shares outstanding:
Basic and Diluted	23,218	22,727

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31, 2012	April 2, 2011
	(Unaudited)
	(In thousands)
Net loss	$(3,161)	$(7,031)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	130	(26)
Foreign currency translation gains	12	9

Other comprehensive income (loss), before tax	142	(17)

Income tax provision (benefit) related to items in other comprehensive income	45	(9)

Other comprehensive income (loss), net of tax	97	(8)

Comprehensive loss	$(3,064)	$(7,039)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2012	April 2, 2011
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(3,161)	$(7,031)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,241	1,388
Net amortization of investment premiums and discounts	395	222
Equity-based compensation	1,054	962
Change in the fair value of acquisition-related contingent consideration	278	300
Deferred income taxes	(3,258)	(2,385)
Gain on sale of mainframe technology	(2,207)	—
Loss on disposal of equipment	—	31
Changes in operating assets and liabilities	(196)	(1,070)

Total adjustments	(2,693)	(552)

Net cash and cash equivalents used in operating activities	(5,854)	(7,583)
Investing activities
Purchases of investments	(16,091)	(76,940)
Proceeds from sales and maturities of investments	13,405	1,995
Proceeds from sale of mainframe technology	3,000	—
Purchases of leasehold improvements and equipment	(852)	(2,617)

Net cash and cash equivalents used in investing activities	(538)	(77,562)
Financing activities
Proceeds from issuance of common stock	863	1,495

Net cash and cash equivalents provided by financing activities	863	1,495

Effect of exchange rate changes on cash and cash equivalents	12	9

Net decrease in cash and cash equivalents	(5,517)	(83,641)
Cash and cash equivalents at beginning of period	23,560	109,520

Cash and cash equivalents at end of period	$18,043	$25,879

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Form 10-K). Intevac’s results of operations for the three months ended March 31, 2012 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Raw materials	$11,709	$12,662
Work-in-progress	4,589	3,020
Finished goods	3,545	2,388

	$19,843	$18,070

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Equity-Based Compensation

At March 31, 2012, Intevac had equity-based awards outstanding under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved both of these plans.

The 2004 Plan permits the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares. During the three months ended March 31, 2012, Intevac granted 51,000 stock options with an estimated total grant-date fair value of $231,000 and 7,500 RSUs with an estimated total grant-date fair value of $61,000. During the three months ended April 2, 2011, Intevac granted 26,000 stock options with an estimated total grant-date fair value of $185,000.

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. During the three months ended March 31, 2012, Intevac granted purchase rights with an estimated total grant-date fair value of $872,000. During the three months ended April 2, 2011, Intevac granted purchase rights with an estimated total grant-date fair value of $1.3 million.

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 31, 2012 and April 2, 2011 was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Equity-based compensation by type of award:
Stock options	$733	$731
RSUs	6	—
Employee stock purchase plan	315	231

Total equity-based compensation	1,054	962
Tax effect on equity-based compensation	(279)	(269)

Net effect on net loss	$775	$693

Equity-based compensation expense is based on awards ultimately expected to vest and such amount has been reduced for estimated forfeitures. Forfeitures were estimated based on Intevac’s historical experience, which Intevac believes to be indicative of Intevac’s future experience.

Stock Options and ESPP

The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2012 and April 2, 2011 was $4.53 per share and $7.11 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the three months ended March 31, 2012 and April 2, 2011 was $3.49 per share and $5.18 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2012	April 2, 2011
Stock Options:
Expected volatility	65.25%	64.89%
Risk free interest rate	1.10%	2.00%
Expected term of options (in years)	5.2	4.6
Dividend yield	None	None
Stock Purchase Rights:
Expected volatility	61.77%	52.40%
Risk free interest rate	0.33%	0.51%
Expected term of purchase rights (in years)	1.56	1.23
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option grants and purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the stock option grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.

RSUs

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

4. Goodwill and Purchased Intangible Assets

Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2011, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At March 31, 2012, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. At March 31, 2012, $10.5 million of goodwill is attributed to the Equipment segment and $7.9 million of goodwill is attributed to the Intevac Photonics segment.

Total amortization expense of finite-lived intangibles for the three months ended March 31, 2012 was $136,000. As of March 31, 2012, future amortization expense is expected to be $406,000 for the remainder of 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015, $281,000 for 2016 and $310,000 thereafter. Intangible assets by segment are as follows: Equipment: $5.5 million and Intevac Photonics: $840,000.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”) on November 19, 2010, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, Intevac made $2.4 million in payments to the selling shareholders for achievement of the first milestone. Intevac estimated the fair value of this contingent consideration on March 31, 2012 to be in the amount of $3.9 million using a discounted cash flow model based on the probabilities that the remaining milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement, as amended. On April 12, 2012, Intevac made $2.4 million in payments to the selling shareholders for achievement of the second milestone.

In connection with the acquisition of SIT, Intevac also agreed to pay a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million in cash to the selling shareholders. Intevac estimated the fair value of this contingent consideration on March 31, 2012 to be in the amount of $5.1 million based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue of SIT. A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended March 31, 2012 and April 2, 2011:

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)
Opening balance	$8,715	$9,857
Changes in fair value	278	300

Closing balance	$8,993	$10,157

The following table displays the balance sheet classification of the contingent consideration liability account at March 31, 2012 and at December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$4,035	$3,942
Other long-term liabilities	4,958	4,773

Total acquisition-related contingent consideration	$8,993	$8,715

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of March 31, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Milestone Payable	$3,900	Discounted cash flow	Discount rate	5.3%
			Probabilities of achieving remaining milestones	80.0% - 100.0% (92.2%)
Revenue Earnout	$5,093	Discounted cash flow	Weighted average cost of capital	16.7%
			Probability weighting of achieving revenue forecasts	10.0% - 35.0% (27.1%)

6. Sale of Mainframe Technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks Automation Inc. (“Brooks”) and recorded a gain of $2.2 million.

The following table summarizes the components of the gain (in thousands):

Cash proceeds	$3,000

Assets sold:
Inventories	589
Property, plant and equipment	178
Transaction and other costs	26

Gain on sale	$2,207

7. Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three-month periods ended March 31, 2012 and April 2, 2011:

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)
Opening balance	$2,724	$3,415
Expenditures incurred under warranties	(781)	(817)
Accruals for product warranties issued during the reporting period	428	380
Adjustments to previously existing warranty accruals	123	114

Closing balance	$2,494	$3,092

The following table displays the balance sheet classification of the warranty provision account at March 31, 2012 and at December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$2,423	$2,586
Other long-term liabilities	71	138

Total warranty provision	$2,494	$2,724

8. Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 31, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$11,888	$—	$—	$11,888
Money market funds	3,755	—	—	3,755
Certificates of deposit	1,200	—	—	1,200
Commercial paper	1,200	—	—	1,200

Total cash and cash equivalents	$18,043	—	—	$18,043
Short-term investments:
Certificates of deposit	$1,200	$—	$—	$1,200
Corporate bonds and medium-term notes	30,332	59	7	30,384
FDIC insured corporate bonds	8,053	14	—	8,067
Municipal bonds	4,871	7	—	4,878
U.S. treasury and agency securities	13,991	51	—	14,042
Variable rate demand notes (“VRDNs”)	2,320	—	—	2,320

Total short-term investments	$60,767	$131	$7	$60,891
Long-term investments:
Corporate bonds and medium-term notes	$10,319	$11	$15	$10,315
U.S. treasury and agency securities	17,978	12	3	17,987
Auction rate securities (“ARS”)	4,900	—	410	4,490

Total long-term investments	$33,197	$23	$428	$32,792

Total cash, cash equivalents, and investments	$112,007	$154	$435	$111,726

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at March 31, 2012 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$62,538	$62,662
Due after one through two years (1)	28,872	28,877
Due after ten years (2)	8,709	8,299

	$100,119	$99,838

(1)	Includes $575,000 in par value of VRDNs.

(2)	Includes $1.7 million in par value of VRDNs and $4.9 million in par value of ARS.

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2012.

	March 31, 2012
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$14,973	$22	$—	$—
U.S. treasury and agency securities	10,202	3	—	—
ARS	—	—	4,490	410

	$25,175	$25	$4,490	$410

All prices for the fixed maturity securities including U.S. Treasury and agency securities, certificates of deposit, commercial paper, FDIC insured corporate bonds, corporate bonds, VRDNs and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of March 31, 2012, all of the Company’s Level 3 financial instruments consisted of ARS with an aggregate par value of $4.9 million that failed at auction. There was insufficient observable market information to determine fair value for these financial instruments. The Company estimated the fair values for these securities by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. As a result of this review, the Company determined its ARS to have a temporary impairment of $410,000 as of March 31, 2012. The estimated fair value could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. Failed ARS represent approximately 4.0% of the Company’s total cash, cash equivalents and investments as of March 31, 2012.

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the ARS as of March 31, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands, except for percentages)
ARS	$4,490	Discounted cash flow	Probability of default	1.21% - 15.01% (6.18%)
			Probability of earning maximum rate to maturity	0% - 0.16% (0.05%)
			Probability of principal returned prior to maturity	84.83% - 98.79% (93.77%)
			Liquidity risk premium	3.50% - 5.00% (4.19%)
			Recovery rate in default	40.00% - 90.00% (68.37%)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 31, 2012.

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,755	$3,755	$—	$—
U.S. treasury and agency securities	32,029	10,717	21,312	—
Certificates of deposit	2,400	—	2,400	—
Commercial paper	1,200	—	1,200	—
Corporate bonds and medium-term notes	40,699	—	40,699	—
FDIC insured corporate bonds	8,067	—	8,067	—
Municipal bonds	4,878	—	4,878	—
VRDNs	2,320	—	2,320	—
ARS	4,490	—	—	4,490

Total recurring fair value measurements	$99,838	$14,472	$80,876	$4,490

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2012 and April 2, 2011. These balances consist of ARS classified as available-for-sale with changes in fair value recorded in stockholders’ equity.

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)

Opening balance	$4,490	$10,273
Total gains for the period included in other comprehensive income	—	8

Closing balance	$4,490	$10,281

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(182)	$(267)
Foreign currency translation gains	693	681

Total accumulated other comprehensive income	$511	$414

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)
Net loss	$(3,161)	$(7,031)

Weighted-average shares — basic	23,218	22,727
Effect of dilutive potential common shares	—	—

Weighted-average shares — diluted	23,218	22,727

Net loss per share — basic	$(0.14)	$(0.31)

Net loss per share — diluted	$(0.14)	$(0.31)

Antidilutive shares based on employee awards excluded	2,951	1,793

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 31, 2012 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.

Intevac derives the segment results from its internal management reporting system. The accounting policies Intevac uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net revenues and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Intevac manages certain operating expenses separately at the corporate level. Intevac allocates certain of these corporate expenses to the segments in an amount equal to 3% of net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, gains and losses on divestitures and sales of intellectual property, and unallocated costs in measuring the performance of the reportable segments.

The Equipment segment designs, develops and manufactures equipment and solutions to the hard disk drive industry and offers high-productivity technology solutions to the photovoltaic (“PV”) industry. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

The Intevac Photonics segment develops and manufactures leading-edge, high-sensitivity imaging products and vision systems as well as materials identification instruments utilizing Raman technology. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, scientific and medical industries.

Information for each reportable segment for the three months ended March 31, 2012 and April 2, 2011 is as follows:

Net Revenues

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)
Equipment	$10,719	$10,180
Intevac Photonics	6,596	7,243

Total segment net revenues	$17,315	$17,423

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Loss

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands)
Equipment	$(6,325)	$(6,270)
Intevac Photonics	(1,039)	(1,583)

Loss from segment operations	(7,364)	(7,853)
Unallocated costs	(1,798)	(1,664)
Gain on sale of mainframe technology	2,207	—

Loss from operations	(6,955)	(9,517)
Interest income, net	211	246
Other income and expense, net	161	(117)

Loss before income taxes	$(6,583)	$(9,388)

Total assets for each reportable segment as of March 31, 2012 and December 31, 2011 are as follows:

Assets

	March 31, 2012	December 31, 2011
	(In thousands)
Equipment	$51,036	$48,133
Intevac Photonics	29,387	29,947

Total segment assets	80,423	78,080

Cash, cash equivalents and investments	111,726	114,822
Deferred income taxes	27,590	23,919
Other current assets	6,766	6,848
Common property, plant and equipment	1,255	1,366
Other assets	841	786

Consolidated total assets	$228,601	$225,821

13. Income Taxes

Intevac recorded income tax benefits of $3.4 million and $2.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The income tax provision for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. The income tax benefit for the three months ended March 31, 2012 was reduced by a net $252,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California. The effective tax rates for the three months ended March 31, 2012 and April 2, 2011 differ from the U.S. federal statutory tax rate of 35% primarily due to foreign income taxed in lower rate jurisdictions. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2012 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; legal proceedings; and internal controls. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 21, 2012, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment and inspection solutions to the PV industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers include manufacturers of hard disk drives and PV cells; the U.S. government and its agencies and contractors; and medical, scientific and security companies. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology to Brooks.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and, with the exception of Japan, are sold primarily through a direct sales force. In Japan, sales are typically made by Intevac’s Japanese distributor, Matsubo.

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its equipment diversification strategy into new markets by introducing products for PV solar cell manufacturing. Intevac believes that expansion into this market, which is significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three months ended March 31, 2012 and April 2, 2011:

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$17,315	$17,423	$(108)
Gross profit	$6,824	$6,380	$444
Gross margin percent	39.4%	36.6%	2.8 points
Net loss	$(3,161)	$(7,031)	$3,870
Loss per diluted share	$(0.14)	$(0.31)	$0.17

Net revenues decreased during the first quarter of fiscal 2012 compared to the same period in the prior year primarily due to lower Intevac Photonics’ product sales offset in part by higher equipment sales to disk manufacturers and higher Intevac Photonics’ technology development contracts. Intevac’s Equipment customers did not take delivery of any 200 Lean systems in the first quarter of either fiscal 2012 or fiscal 2011. The net loss for the first quarter of fiscal 2012 decreased compared to the same period in the prior year due to the gain recognized on a sale of semiconductor mainframe technology to Brooks and recognition of a larger income tax benefit, offset in part by lower net sales and increased operating expenses.

In fiscal 2012, Intevac expects to see a recovery in the hard drive business in the second half of the year as the acquisitions in the hard drive industry are completed and as the industry recovers from the effects of the Thailand flooding in the fourth quarter of fiscal 2011. Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth is expected to vary from year to year depending on the factors noted above. In fiscal 2012, Intevac expects to complete additional customer qualifications on its PV manufacturing products and start to obtain repeat orders from customers.

In fiscal 2012, Intevac expects that Intevac Photonics business levels will grow driven primarily by the recovery of the contract research and development (“R&D”) business, as several key U.S. defense programs received budgetary funding in the fourth quarter of 2011 and the U.S. military continues to develop night vision solutions based on Intevac’s digital low-light sensor technology.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “DeltaNu®,” “EBAPS®,” “ENERGi™,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™”.

Results of Operations

Net revenues

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands)

Equipment	$10,719	$10,180	$539
Intevac Photonics	6,596	7,243	(647)

Total net revenues	$17,315	$17,423	$(108)

Equipment revenue for the three months ended March 31, 2012 included revenue recognized for four AccuLuberTM systems, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended April 2, 2011 included revenue recognized for three AccuLuber systems, disk equipment technology upgrades and spare parts. Equipment revenue for both the three months ended March 31, 2012 and April 2, 2011 did not include any sales of 200 Lean systems. Equipment revenues in 2012 are expected to be higher than 2011 levels due to increased capital spending by hard drive customers for capacity additions and increased revenue from Intevac’s new PV equipment products. Intevac believes that once the supply chain constraints which resulted from the Thailand floods are lifted and the consolidations in the hard drive industry are complete, Intevac’s customers will need new equipment to ramp media capacity, which will result in increased demand for Intevac’s equipment. However, because the situation in Thailand is still evolving, uncertainty remains regarding the ultimate impact of this event on the Company. Demand for hard disk drives in the long term is expected to increase driven by the need for corporations to replace and update employee computers, increased information technology spending, growth in digital storage and the proliferation of personal computers into emerging economies.

Intevac Photonics revenue for the three months ended March 31, 2012 consisted of $4.0 million of product sales and $2.5 million of contract R&D revenue. Intevac Photonics revenue for the three months ended April 2, 2011 consisted of $5.3 million of product sales and $1.9 million of contract R&D revenue. The decrease in product revenue resulted from lower sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s near-eye display and Raman spectroscopy products. The increase in contract R&D revenue was the result of a higher volume of contracts due to the resumption of U.S. government defense spending and due to the continued expansion of Intevac’s low-light camera and sensor products in military and commercial applications. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Intevac’s backlog of orders at March 31, 2012 was $41.3 million, as compared to $32.9 million at December 31, 2011 and $41.7 million at April 2, 2011. The $41.3 million of backlog at March 31, 2012 consisted of $25.0 million of Equipment backlog and $16.2 million of Intevac Photonics backlog. The $32.9 million of backlog at December 31, 2011 consisted of $17.9 million of Equipment backlog and $15.0 million of Intevac Photonics backlog. Backlog at March 31, 2012 included two 200 Lean systems and one LEAN SOLAR system, compared to one LEAN SOLAR system at December 31, 2011 and two 200 Lean systems at April 2, 2011.

International sales increased by 11.6% to $11.5 million for the three months ended March 31, 2012 from $10.3 million for the three months ended April 2, 2011. International sales include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from disk sputtering systems and upgrades. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 66.2% of net revenues for the three months ended March 31, 2012 and 59.0% of net revenues for the three months ended April 2, 2011. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$4,836	$4,608	$228
% of Equipment net revenues	45.1%	45.3%
Intevac Photonics gross profit	$1,988	$1,772	$216
% of Intevac Photonics net revenues	30.1%	24.5%
Total gross profit	$6,824	$6,380	$444
% of net revenues	39.4%	36.6%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R &D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin of 45.1% in the three months ended March 31, 2012 was slightly lower compared to 45.3% in the three months ended April 2, 2011. The lower gross margin was due primarily to lower factory utilization, offset in part by higher revenues and favorable product mix. Gross margins in the Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 30.1% in the three months ended March 31, 2012 compared to 24.5% in the three months ended April 2, 2011. The improvement in gross margin resulted primarily from higher margins on contract R&D and cost reductions associated with Intevac Photonics’ high-volume production contract for its digital night-vision camera with a NATO customer offset in part by lower revenues. Also, during the three months ended April 2, 2011 Intevac Photonics recognized a charge for inventory write-offs that did not reoccur during the three months ended March 31, 2012.

Research and development

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands)

Research and development expense	$9,213	$9,012	$201

Research and development spending increased in Equipment and decreased in Intevac Photonics during the three months ended March 31, 2012 as compared to the three months ended April 2, 2011. The increase in Equipment spending was due primarily to increased PV development. The decrease in Intevac Photonics research and development was due to cost containment efforts and reflected a higher volume of billable contract research and development efforts. Research and development expenses do not include costs of $1.7 million and $1.4 million for the three-month periods ended March 31, 2012 and April 2, 2011, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands)

Selling, general and administrative expense	$6,773	$6,885	$(112)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three months ended March 31, 2012 was primarily the result of lower Equipment marketing spending, offset in part by increased equity compensation expense.

Gain on sale of mainframe technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks and recorded a gain of $2.2 million. See Note 6 “Sale of Mainframe Technology” in the notes to the condensed consolidated financial statements for additional information related to the gain on sale of the mainframe technology.

Interest income and other, net

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands)

Interest income and other, net	$372	$129	$243

Interest income and other, net in the three months ended March 31, 2012 included $211,000 of interest income on investments, forfeiture of a customer deposit of $97,000 and various other income of $94,000 partially offset by $30,000 of foreign currency losses. Interest income and other, net in the three months ended April 2, 2011 included $246,000 of interest income on investments partially offset by $117,000 of foreign currency losses. The decrease in interest income in the three months ended March 31, 2012 resulted from lower interest rates.

Income tax benefit

	Three months ended
	March 31, 2012	April 2, 2011	Change over prior period
	(In thousands)

Income tax benefit	$3,422	$2,357	$1,065

Intevac recorded income tax benefits of $3.4 million and $2.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The income tax provision for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. The income tax benefit for the three months ended March 31, 2012 was reduced by a net $252,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California. The effective tax rates for the three months ended March 31, 2012 and April 2, 2011 differ from the U.S. federal statutory tax rate of 35% primarily due to foreign income taxed in lower rate jurisdictions. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Liquidity and Capital Resources

At March 31, 2012, Intevac had $111.7 million in cash, cash equivalents, and investments compared to $114.8 million at December 31, 2011. During the first three months of 2012, cash, cash-equivalents and investments decreased by $3.1 million due primarily to cash used by operating activities and purchases of fixed assets partially offset by cash received from the sale of the Company’s semiconductor mainframe technology and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash-equivalents and investments consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$18,043	$23,560
Short-term investments	60,891	58,585
Long-term investments	32,792	32,677

Total cash, cash equivalents and investments	$111,726	$114,822

Operating activities used cash of $5.9 million during the first three months of 2012 and of $7.6 million during the first three months of 2011. The decrease in cash used by operating activities was due primarily to a smaller net loss and changes in working capital during the first three months of 2012.

Accounts receivable totaled $19.6 million at March 31, 2012, compared to $18.6 million at December 31, 2011. The increase of $1.0 million in the receivable balance was due primarily to invoicing of AccuLuber and other shipments and customer deposits. Total net inventories increased to $19.8 million at March 31, 2012, compared to $18.1 million at December 31, 2011 as the Company began building systems for delivery in the second and third quarters of fiscal 2012. Accounts payable increased to $5.0 million at March 31, 2012 compared to $4.9 million at December 31, 2011 in line with business levels. Customer deposits increased to $5.8 million at March 31, 2012 compared to $5.0 million at December 31, 2011 in line with increased backlog.

Investing activities in the first three months of 2012 used cash of $538,000. Purchases of investments net of proceeds from sales of investments totaled $2.7 million. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks. Capital expenditures for the three months ended March 31, 2012 were $852,000.

Financing activities in the first three months of 2012 generated cash of $863,000 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, FDIC insured corporate bonds, U.S. Treasury and agency securities, certificates of deposit, commercial paper, municipal bonds, corporate bonds and VRDNs. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of March 31, 2012, Intevac’s available-for-sale securities included $4.9 million par value of ARS, less a temporary valuation adjustment of $410,000 to reflect their current lack of liquidity. Management believes that the impairment of the ARS investments is temporary. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Intevac does not anticipate that any potential lack of liquidity in these ARS will affect its ability to finance its operations and planned capital expenditures. Intevac continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until Intevac has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

As described in note 9 of notes to condensed consolidated financial statements, the fair value of the ARS was estimated at $4.5 million using discounted cash flow models. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, which are significant unobservable inputs. There was insufficient observable market information for the ARS held by Intevac to determine the fair value. Therefore Level 3 fair values were estimated for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models.

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. The first milestone in the amount of $2.4 million was paid in fiscal 2011 and on April 12, 2012, Intevac made $2.4 million in payments to the selling shareholders of SIT for achievement of the second milestone.

As of March 31, 2012, approximately $3.3 million of cash and cash equivalents and $17.4 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.0 million in capital expenditures during the remainder of 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 21, 2012. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2011 Form 10-K. Management believes that there has been no significant change during the three months ended March 31, 2012 to the items identified as critical accounting policies in Intevac’s 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating. Investments typically consist of commercial paper, certificates of deposit, FDIC insured corporate bonds, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at March 31, 2012.

	2012	2013	2014	2015	2016	Beyond	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$2,400	—	—	—	—	—	$2,400	$2,400
Weighted-average rate	0.38%	—	—	—	—	—
Variable rate amounts	$3,755	—	—	—	—	—	$3,755	$3,755
Weighted-average rate	0.16%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$42,189	$14,710	—	—	—	—	$56,899	$57,021
Weighted-average rate	2.90%	2.95%	—	—	—	—
Variable rate amounts	$3,868	—	—	—	—	—	$3,868	$3,870
Weighted-average rate	0.46%	—	—	—	—	—
Long-term investments
Fixed rate amounts	—	$22,944	$5,353	—	—	$4,900	$33,197	$32,792
Weighted-average rate	—	1.71%	1.45%	—	—	1.36%
Total investment portfolio	$52,212	$37,654	$5,353	—	—	$4,900	$100,119	$99,838

At March 31, 2012, Intevac held investments in ARS. With the liquidity issues experienced in global credit and capital markets, Intevac’s ARS have experienced multiple failed auctions. Intevac continues to earn interest at the maximum contractual rate for each security. The estimated values of the ARS held by Intevac are no longer at par. As of March 31, 2012, Intevac had $4.5 million in ARS in the condensed consolidated balance sheet, which is net of an unrealized loss of $410,000. The unrealized loss is included in other comprehensive income, as the decline in value is deemed to be temporary due primarily to Intevac’s ability and intent to hold these securities long enough to recover their values and that it is more likely than not that Intevac would not be required to sell these ARS before recovery in their par values.

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

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to economically hedge certain of anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. As of March 31, 2012, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 31, 2012, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011, as the hard disk drive industry did not add the same level of capacity that it did in 2010. While we currently believe there will be an increase in demand in 2012 as our customers recover from the effects of the flooding in Thailand, we cannot predict with any certainty when these cycles will begin or end.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in personal computers and other electronics devices instead of disk drives, and new classes of such products, including Internet appliances, tablet computing devices, netbooks or mobile phones with advanced capabilities, or “smartphones,” have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts, can lead to extreme variability in our revenue and financial results from period to period.

Industry consolidation can limit the number of potential customers for our products. Seagate acquired Maxtor in 2006 and Samsung’s hard disk drive business in 2011. Western Digital acquired Komag in 2007, Hoya’s magnetic media operations in 2010 and Hitachi Global Storage Technology in 2012. The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.

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

We booked significant tax benefits in 2008, 2009, 2011 and 2012 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believe we may generate taxable income. Intevac will need to generate approximately $65.7 million of taxable income in the United States in order to fully realize the Federal deferred tax assets and $27.1 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets, each as recorded as of March 31, 2012. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

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

As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 4 “Goodwill and Purchased Intangible Assets” in the notes to the condensed consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of Solar Implant Technologies, Inc., and in 2012 we completed the sale of certain semiconductor mainframe technology assets to Brooks. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

Our operations are vulnerable to interruption by fire, earthquake, floods or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs or cause international currency markets to fluctuate. Any of these disruptions and instabilities could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by business interruptions, but there is no certainty that our efforts will prove successful.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

3.1	The Registrant’s Amended and Restated Bylaws (1)

10.2	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3	The Registrant’s 2012 Equity Incentive Plan

10.4	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6	Form of Stock Option Agreement for 2012 Equity Incentive Plan

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 1, 2012	By:	/S/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2012	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)