Form 10-Q
period 2012-06-30
INTEVAC INC
filed 2012-08-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company) company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On August 1, 2012, 23,462,359 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,598	$23,560
Short-term investments	53,543	58,585
Trade, note and other accounts receivable, net of allowances of $0 at June 30, 2012 and of $41 at December 31, 2011	25,945	18,561
Inventories	19,761	18,070
Prepaid expenses and other current assets	8,418	7,114
Deferred income tax assets	2,493	2,202

Total current assets	122,758	128,092
Property, plant and equipment, net	13,911	14,449
Long-term investments	37,323	32,677
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,616 at June 30, 2012 and $2,344 at December 31, 2011	6,169	6,441
Deferred income taxes and other long-term assets	27,176	25,773

Total assets	$225,726	$225,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,839	$4,857
Accrued payroll and related liabilities	4,693	4,205
Other accrued liabilities	12,842	9,887
Customer advances	1,900	5,040

Total current liabilities	25,274	23,989
Other long-term liabilities	10,179	9,922
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	149,187	146,307
Accumulated other comprehensive income	551	414
Retained earnings	40,512	45,166

Total stockholders’ equity	190,273	191,910

Total liabilities and stockholders’ equity	$225,726	$225,821

Note: Amounts as of December 31, 2011 are derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$28,634	$25,734	$43,402	$41,225
Technology development	3,157	1,851	5,705	3,783

Total net revenues	31,791	27,585	49,107	45,008
Cost of net revenues:
Systems and components	15,266	16,440	24,086	26,053
Technology development	2,271	1,008	3,943	2,437

Total cost of net revenues	17,537	17,448	28,029	28,490

Gross profit	14,254	10,137	21,078	16,518
Operating expenses:
Research and development	8,263	8,290	17,476	17,302
Selling, general and administrative	6,669	6,508	13,442	13,394

Total operating expenses	14,932	14,798	30,918	30,696
Gain on sale of mainframe technology	—	—	2,207	—

Loss from operations	(678)	(4,661)	(7,633)	(14,178)
Interest income and other, net	48	169	420	298

Loss before income taxes	(630)	(4,492)	(7,213)	(13,880)
Provision for (benefit from) income taxes	863	(1,873)	(2,559)	(4,230)

Net loss	$(1,493)	$(2,619)	$(4,654)	$(9,650)

Net loss per share:
Basic and diluted	$(0.06)	$(0.11)	$(0.20)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	23,265	22,851	23,241	22,789

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Unaudited)
	(In thousands, except per share amounts)
Net loss	$(1,493)	$(2,619)	$(4,654)	$(9,650)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	101	339	232	313
Foreign currency translation gains (losses)	(26)	7	(14)	16

Other comprehensive income, before tax	75	346	218	329
Income tax benefit related to items in other comprehensive income	(35)	(119)	(81)	(110)

Other comprehensive income, net of tax	40	227	137	219

Comprehensive loss	$(1,453)	$(2,392)	$(4,517)	$(9,431)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2012	July 2, 2011
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(4,654)	$(9,650)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,299	2,825
Net amortization of investment premiums and discounts	758	571
Net loss on sale of investments	210	150
Equity-based compensation	1,998	2,046
Change in the fair value of acquisition-related contingent consideration	643	573
Deferred income taxes	(2,373)	(4,738)
Gain on sale of mainframe technology	(2,207)	—
Gain on disposal of equipment	—	(109)
Changes in operating assets and liabilities	(7,108)	(3,297)

Total adjustments	(5,780)	(1,979)

Net cash and cash equivalents used in operating activities	(10,434)	(11,629)
Investing activities
Purchases of investments	(32,987)	(87,040)
Proceeds from sales and maturities of investments	32,647	23,095
Proceeds from sale of equipment	—	241
Proceeds from sale of mainframe technology	3,000	—
Purchases of leasehold improvements and equipment	(1,667)	(4,068)

Net cash and cash equivalents provided by (used in) investing activities	993	(67,772)
Financing activities
Payment of acquisition-related contingent consideration	(2,389)	—
Net proceeds from issuance of common stock	882	1,755

Net cash and cash equivalents provided by (used in) financing activities	(1,507)	1,755
Effect of exchange rate changes on cash and cash equivalents	(14)	16

Net decrease in cash and cash equivalents	(10,962)	(77,630)
Cash and cash equivalents at beginning of period	23,560	109,520

Cash and cash equivalents at end of period	$12,598	$31,890

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Form 10-K). Intevac’s results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$11,479	$12,662
Work-in-progress	2,114	3,020
Finished goods	6,168	2,388

	$19,761	$18,070

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

3.	Equity-Based Compensation

At June 30, 2012, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares. During the three months ended June 30, 2012, Intevac granted 328,000 stock options with an estimated total grant-date fair value of $1.3 million and 91,000 RSUs with an estimated total grant-date fair value of $684,000. During the three months ended July 2, 2011, Intevac granted 514,000 stock options with an estimated total grant-date fair value of $3.1 million, including 2,000 shares granted to a consultant with a grant date fair value of $11,000. During the six months ended June 30, 2012, Intevac granted 379,000 stock options with an estimated total grant-date fair value of $1.5 million and 98,000 RSUs with an estimated total grant-date fair value of $745,000. During the six months ended July 2, 2011, Intevac granted 540,000 stock options with an estimated total grant-date fair value of $3.3 million.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. During the six months ended June 30, 2012, Intevac granted purchase rights with an estimated total grant-date fair value of $872,000. During the six months ended July 2, 2011, Intevac granted purchase rights with an estimated total grant-date fair value of $1.3 million.

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended June 30, 2012 and July 2, 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Equity-based compensation by type of award:
Stock options	$587	$761	$1,320	$1,492
RSUs	17	—	23	—
Employee stock purchase plan	340	323	655	554

Total equity-based compensation	944	1,084	1,998	2,046
Tax effect on equity-based compensation	(222)	(293)	(501)	(562)

Net effect on net loss	$722	$791	$1,497	$1,484

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

The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2012 and July 2, 2011 was $3.83 per share and $6.07 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2012 and July 2, 2011 was $3.92 per share and $6.12 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the six months ended June 30, 2012 and July 2, 2011 was $3.49 and $5.18 per share, respectively. No purchase rights were granted under the ESPP during either the three months ended June 30, 2012 or July 2, 2011. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock Options:
Expected volatility	63.58%	64.69%	63.81%	64.70%
Risk free interest rate	0.69%	1.77%	0.74%	1.78%
Expected term of options (in years)	4.6	4.8	4.6	4.8
Dividend yield	None	None	None	None

	Six Months Ended
	June 30, 2012	July 2, 2011
Stock Purchase Rights:
Expected volatility	61.77%	52.40%
Risk free interest rate	0.33%	0.51%
Expected term of purchase rights (in years)	1.56	1.23
Dividend yield	None	None

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

Goodwill and indefinite-life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-life intangible assets may be impaired. In the fourth quarter of fiscal 2011, Intevac performed its annual impairment analysis and the results of the analysis indicated that Intevac’s goodwill and purchased intangible assets with an indefinite useful life were not impaired. At June 30, 2012, Intevac had a total of $18.4 million of goodwill and $4.1 million of indefinite-life intangible assets. At June 30, 2012, $10.5 million of goodwill is attributed to the Equipment segment and $7.9 million of goodwill is attributed to the Intevac Photonics segment.

Total amortization expense of finite-lived intangibles for the three and six months ended June 30, 2012 was $136,000 and $272,000 respectively. As of June 30, 2012, future amortization expense is expected to be $270,000 for the remainder of 2012, $541,000 for 2013, $363,000 for 2014, $284,000 for 2015, $281,000 for 2016 and $310,000 thereafter. Intangible assets by segment are as follows: Equipment: $5.4 million and Intevac Photonics: $814,000.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”) on November 19, 2010, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, April 12, 2012, and July 2, 2012, Intevac made payments in the amounts of $2.4 million, $2.4 million and $956,000 to the selling shareholders for achievement of the first, second and third milestones. Intevac estimated the fair value of this contingent consideration on June 30, 2012 to be in the amount of $1.7 million using a discounted cash flow model based on the probabilities that the remaining milestones would be met and the payments would be made on the targeted dates outlined in the acquisition agreement.

In connection with the acquisition of SIT, Intevac also agreed to pay a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million in cash to the selling shareholders. Intevac estimated the fair value of this contingent consideration on June 30, 2012 to be in the amount of $5.3 million based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue of SIT. A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three- and six month periods ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Opening balance	$8,993	$10,157	$8,715	$9,857
Changes in fair value	365	273	643	573
Cash payments made	(2,389)	—	(2,389)	—

Closing balance	$6,969	$10,430	$6,969	$10,430

The following table displays the balance sheet classification of the contingent consideration liability account at June 30, 2012 and at December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$1,817	$3,942
Other long-term liabilities	5,152	4,773

Total acquisition-related contingent consideration	$6,969	$8,715

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of June 30, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Milestone Payable	$1,679	Discounted cash flow	Discount rate	5.1%
			Probabilities of achieving remaining milestones	80.0% - 100.0% (90.0%)
Revenue Earnout	$5,290	Discounted cash flow	Weighted average cost of capital	16.7%
			Probability weighting of achieving revenue forecasts	10.0% - 35.0% (27.1%)

6.	Sale of Mainframe Technology

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Opening balance	$2,494	$3,092	$2,724	$3,415
Expenditures incurred under warranties	(410)	(532)	(1,190)	(1,349)
Accruals for product warranties issued during the reporting period	447	619	874	999
Adjustments to previously existing warranty accruals	327	(52)	450	62

Closing balance	$2,858	$3,127	$2,858	$3,127

The following table displays the balance sheet classification of the warranty provision account at June 30, 2012 and at December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$2,671	$2,586
Other long-term liabilities	187	138

Total warranty provision	$2,858	$2,724

8.	Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 30, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$6,783	$—	$—	$6,783
Money market funds	3,415	—	—	3,415
Commercial paper	2,400	—	—	2,400

Total cash and cash equivalents	$12,598	$—	$—	$12,598
Short-term investments:
Corporate bonds and medium-term notes	$35,953	$49	$10	$35,992
FDIC insured corporate bonds	3,625	7	—	3,632
Municipal bonds	4,452	3	—	4,455
U.S. treasury and agency securities	8,995	24	—	9,019
Variable rate demand notes (“VRDNs”)	445	—	—	445

Total short-term investments	$53,470	$83	$10	$53,543
Long-term investments:
Corporate bonds and medium-term notes	$9,992	$—	$22	$9,970
Municipal bonds	2,207	—	3	2,204
U.S. treasury and agency securities	23,476	16	4	23,488
Auction rate security (“ARS”)	1,900	—	239	1,661

Total long-term investments	$37,575	$16	$268	$37,323

Total cash, cash equivalents, and investments	$103,643	$99	$278	$103,464

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,268	$—	$—	$14,268
Money market funds	4,845	—	—	4,845
Commercial paper	4,447	—	—	4,447

Total cash and cash equivalents	$23,560	$—	$—	$23,560
Short-term investments:
Commercial paper	$1,050	$—	$—	$1,050
Corporate bonds and medium-term notes	26,665	28	78	26,615
FDIC insured corporate bonds	9,596	23	—	9,619
Municipal bonds	4,898	10	—	4,908
U.S. treasury and agency securities	13,987	56	—	14,043
VRDNs	2,350	—	—	2,350

Total short-term investments	$58,546	$117	$78	$58,585
Long-term investments:
Corporate bonds and medium-term notes	$14,761	16	77	$14,700
U.S. treasury and agency securities	13,466	22	1	13,487
ARS	4,900	—	410	4,490

Total long-term investments	$33,127	$38	$488	$32,677

Total cash, cash equivalents, and investments	$115,233	$155	$566	$114,822

The contractual maturities of available-for-sale securities at June 30, 2012 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$58,290	$58,363
Due after one through two years	35,675	35,662
Due after ten years (1)	2,895	2,656

	$96,860	$96,681

(1)	Includes $445,000 in par value of VRDNs and $1.9 million in par value of ARS.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 30, 2012.

	June 30, 2012
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$24,504	$32	$—	$—
Municipal bonds	2,204	3	—	—
U.S. treasury and agency securities	8,190	4	—	—
ARS	—	—	1,661	239

	$34,898	$39	$1,661	$239

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

As of June 30, 2012, the Company’s Level 3 financial instrument consisted of an ARS with a par value of $1.9 million that failed at auction. There was insufficient observable market information to determine fair value for this financial instrument. The Company estimated the fair value for this security by incorporating assumptions that it believes market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. The Company determined its ARS to have a temporary impairment of $239,000 as of June 30, 2012. The estimated fair value could change significantly based on future market conditions. The Company will continue to assess the fair value of its ARS for substantive changes in relevant market conditions, changes in its financial condition or other changes that may alter its estimates described above. The failed ARS represents approximately 1.6% of the Company’s total cash, cash equivalents and investments as of June 30, 2012. In May 2012, the Company participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.8 million and recognized a realized loss on the sale of $229,000. In June 2011, the Company participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.9 million and recognized a realized loss on the sale of $150,000.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the ARS as of June 30, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands, except for percentages)
ARS	$1,661	Discounted cash flow	Probability of default	12.87% - 15.01% (13.94%)
			Probability of earning maximum rate to maturity	0.10% - 0.16% (0.13%)
			Probability of principal returned prior to maturity	84.83% - 87.03% (85.93%)
			Liquidity risk premium	4.00% - 5.00% (4.50%)
			Recovery rate in default	40.00% - 60.00% (50.00%)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of June 30, 2012.

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,415	$3,415	$—	$—
U.S. treasury and agency securities	32,507	12,704	19,803	—
Commercial paper	2,400	—	2,400	—
Corporate bonds and medium-term notes	45,962	—	45,962	—
FDIC insured corporate bonds	3,632	—	3,632	—
Municipal bonds	6,659	—	6,659	—
VRDNs	445	—	445	—
ARS	1,661	—	—	1,661

Total recurring fair value measurements	$96,681	$16,119	$78,901	$1,661

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2012 and July 2, 2011. These balances consist of ARS classified as available-for-sale with changes in fair value recorded in stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Opening balance	$4,490	$10,281	$4,490	$10,273
Total gains (losses) for the period
Included in earnings	(229)	(150)	(229)	(150)
Included in other comprehensive income	171	146	171	154
Proceeds from tender offers	(2,771)	(2,850)	(2,771)	(2,850)
Redemptions at par	—	(300)	—	(300)

Closing balance	$1,661	$7,127	$1,661	$7,127

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(116)	$(267)
Foreign currency translation gains	667	681

Total accumulated other comprehensive income	$551	$414

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(in thousands, except per share amounts)
Net loss	$(1,493)	$(2,619)	$(4,654)	$(9,650)

Weighted-average shares – basic	23,265	22,851	23,241	22,789
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	23,265	22,851	23,241	22,789

Net loss per share – basic and diluted	$(0.06)	$(0.11)	$(0.20)	$(0.42)

Antidilutive shares based on employee awards excluded	2,871	2,864	2,910	2,329

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

12.	Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 30, 2012 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

(Unaudited)

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

Information for each reportable segment for the three and six months ended June 30, 2012 and July 2, 2011 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Equipment	$25,059	$19,815	$35,778	$29,995
Intevac Photonics	6,732	7,770	13,329	15,013

Total segment net revenues	$31,791	$27,585	$49,107	$45,008

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Equipment	$1,129	$(2,794)	$(5,196)	$(9,064)
Intevac Photonics	(616)	(493)	(1,656)	(2,076)

Total income (loss) from segment operations	513	(3,287)	(6,852)	(11,140)

Unallocated costs	(1,191)	(1,374)	(2,988)	(3,038)
Gain on sale of mainframe technology	—	—	2,207	—

Loss from operations	(678)	(4,661)	(7,633)	(14,178)
Interest income and other, net	48	169	420	298

Loss before income taxes	$(630)	$(4,492)	$(7,213)	$(13,880)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of June 30, 2012 and December 31, 2011 are as follows:

Assets

	June 30, 2012	December 31, 2011
	(In thousands)
Equipment	$58,320	$48,133
Intevac Photonics	28,709	29,947

Total segment assets	87,029	78,080

Cash, cash equivalents and investments	103,464	114,822
Deferred income taxes	26,669	23,919
Other current assets	6,534	6,848
Common property, plant and equipment	1,252	1,366
Other assets	778	786

Consolidated total assets	$225,726	$225,821

13.	Income Taxes

Intevac recorded an income tax provision of $863,000 and an income tax benefit of $2.6 million for the three and six months ended June 30, 2012, respectively. Intevac recorded income tax benefits of $1.9 million and $4.2 million for the three and six months ended July 2, 2011, respectively. The income tax provision for each three and six month period is based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately.

For the three months ended June 30, 2012, Intevac recorded a tax provision on a pre-tax loss for the quarter, primarily due to a change in the estimate of the Company’s fiscal 2012 loss and its geographic composition, which resulted in an adjustment to the benefit recorded on the year-to-date pre-tax loss. The income tax benefit for the six months ended June 30, 2012 was reduced by a net $244,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California.

The effective tax rates for all periods presented differ from the U.S. federal statutory tax rate of 35% primarily due to foreign income taxed in lower rate jurisdictions. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

tax credit carry forwards remaining or utilized in an otherwise open year. During the quarter ended June 30, 2012, the Internal Revenue Service concluded its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim and the examination is pending approval from the U.S. Joint Committee on Taxation. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 tax return of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing products for PV solar cell manufacturing. Intevac believes that expansion into this market, which is significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and six months ended June 30, 2012 and July 2, 2011:

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$31,791	$27,585	$4,206	$49,107	$45,008	$4,099
Gross profit	$14,254	$10,137	$4,117	$21,078	$16,518	$4,560
Gross margin percent	44.8%	36.7%	8.1 points	42.9%	36.7%	6.2 points
Net loss	$(1,493)	$(2,619)	$1,126	$(4,654)	$(9,650)	$4,996
Loss per diluted share	$(0.06)	$(0.11)	$0.05	$(0.20)	$(0.42)	$0.22

Financial results for the second quarter and first six months for fiscal 2012 improved over the same periods in the prior year. Net revenues increased during the second quarter and first six months of fiscal 2012 primarily due to higher upgrade sales to disk manufacturers and higher Intevac Photonics’ technology development contracts, offset in part by lower Photonics product sales. The net loss for the second quarter of fiscal 2012 decreased compared to the same period in the prior year due to higher revenues and improved gross margins offset in part by increased operating expenses and recognition of an income tax provision. The net loss for the first six months of fiscal 2012 decreased compared to the same period in the prior year due to higher revenues, improved gross margins and the gain recognized on the sale of the mainframe technology to Brooks offset in part by increased operating expenses and recognition of a smaller income tax benefit.

At the beginning of fiscal 2012 Intevac believed that as the consolidations in the hard drive industry were completed and as the hard drive industry recovered from the compounding disruptive effects of the Thailand flooding, which occurred the fourth quarter of fiscal 2011, Intevac’s hard drive customers would resume purchasing Intevac equipment to support their fourth quarter production demands. Although the hard drive industry has recovered from the floods faster than originally anticipated, new worries about a global economic slowdown and lower than forecasted growth in personal computer sales have dampened the expected growth in demand for hard drives in the back end of the year. Intevac’s hard drive customers are expected to add fewer systems in fiscal 2012 than originally anticipated. Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth is expected to vary from year to year depending on the factors noted above. In fiscal 2012, Intevac expects to complete additional customer qualifications on its PV manufacturing products and start to obtain repeat orders from customers.

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

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber™,” “DeltaNu®,” “EBAPS®,” “ENERGi™,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands)
Equipment	$25,059	$19,815	$5,244	$35,778	$29,995	$5,783
Intevac Photonics	6,732	7,770	(1,038)	13,329	15,013	(1,684)

Total net revenues	$31,791	$27,585	$4,206	$49,107	$45,008	$4,099

Equipment revenue for the three and six months ended June 30, 2012 increased over the same periods in the prior year as a result of higher sales of technology upgrades and spare parts, offset in part by fewer sales of disk sputtering systems. During the second quarter of 2012 Intevac recognized revenue on two 200 Lean® systems, two AccuLuberTM systems, one LEAN SOLAR NanoTexture™ etch system, disk equipment technology upgrades, and spare parts. During the second quarter of 2011 Intevac recognized revenue on three 200 Lean systems, one AccuLuber system, three wafer handling systems, disk equipment technology upgrades, and spare parts. Equipment revenue for the six months ended June 30, 2012 included revenue recognition for two 200 Lean systems, six AccuLuber systems, one PV etch system, upgrades and spare parts. Equipment revenue for the six months ended July 2, 2011 included revenue recognition for three 200 Lean systems, four AccuLuber systems, three wafer handling systems, upgrades and spare parts.

Intevac Photonics revenue for the three and six months ended June 30, 2012 decreased over the same periods in the prior year which was the result of decreased product sales, offset in part by increased contract R&D work. Intevac Photonics revenues for the three months ended June 30, 2012 consisted of $3.2 million of contract R&D revenue and $3.6 million of product sales as compared to $1.9 million of contract R&D revenue and $5.9 million of product sales for the three months ended July 2, 2011. Intevac Photonics revenues for the six months ended June 30, 2012 consisted of $5.7 million of contract R&D revenue and $7.6 million of product sales as compared to $3.8 million of contract R&D and $11.2 million of product sales for the six months ended July 2, 2011. The decrease in product revenue resulted from lower sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s near-eye display and Raman spectroscopy products. Product revenue declined due to reduced delivery quantity requirements of Intevac Photonics customers in the near term. Intevac expects that volumes will resume to previous levels in late 2012 and early 2013. The increase in contract R&D revenue was the result of a higher volume of contracts due to the resumption of U.S. government defense spending and due to the continued expansion of Intevac’s low-light camera and sensor products in military and commercial applications.

Intevac’s backlog of orders at June 30, 2012 was $43.3 million, compared to $32.9 million at December 31, 2011 and $36.9 million at July 2, 2011. The $43.3 million of backlog at June 30, 2012 consisted of $14.6 million of Equipment backlog and $28.7 million of Intevac Photonics backlog. The $32.9 million of backlog at December 31, 2011 consisted of $17.9 million of Equipment backlog and $15.0 million of Intevac Photonics backlog. Backlog at June 30, 2012 does not include any LEAN SOLAR™ or 200 Lean systems as compared to one LEAN SOLAR system at December 31, 2011 and two LEAN SOLAR systems at July 2, 2011.

International sales increased by 19.4% to $25.0 million for the three months ended June 30, 2012 from $20.9 million for the three months ended July 2, 2011 and by 16.8% to $36.4 million for the six months ended June 30, 2012 from $31.2 million for the six months ended July 2, 2011. International sales include products shipped to overseas operations of U.S. companies. The increase in international sales was primarily due to an increase in net revenues from technology upgrades and spare parts. Substantially all of Intevac’s international sales are to customers in Asia. International sales constituted 78.6% of net revenues for the three months ended June 30, 2012 and 75.9% of net revenues for the three months ended July 2, 2011. International sales constituted 74.2% of net revenues for the six months ended June 30, 2012 and 69.3% of net revenues for the six months ended July 2, 2011. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands, except percentages)
Equipment gross profit	$11,810	$7,598	$4,212	$16,646	$12,208	$4,438
% of Equipment net revenues	47.1%	38.3%		46.5%	40.7%
Intevac Photonics gross profit	$2,444	$2,539	$(95)	$4,432	$4,310	$122
% of Intevac Photonics net revenues	36.3%	32.7%		33.2%	28.7%
Total gross profit	$14,254	$10,137	$4,117	$21,078	$16,518	$4,560
% of net revenues	44.8%	36.7%		42.9%	36.7%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 47.1% in the three months ended June 30, 2012 compared to 38.3% in the three months ended July 2, 2011 and was 46.5% in the six months ended June 30, 2012 compared to 40.7% in the six months ended July 2, 2011. The higher gross margin was due primarily to higher system margins, and a higher mix of upgrade and spares shipments, offset in part by lower factory utilization and higher provisions for inventory obsolescence. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 36.3% in the three months ended June 30, 2012 compared to 32.7% in the three months ended July 2, 2011 and was 33.2% in the six months ended June 30, 2012 compared to 28.7% in the six months ended July 2, 2011. Although revenue declined during the three and six months ended June 30, 2012 compared to the same periods in the prior year gross margin percentages improved compared to the prior year periods due to a favorable mix of product sales and reductions in cost. The improvement in gross margin percentage in the three and six months ended June 30, 2012 compared to the same periods in the prior year resulted primarily from improved margins on product sales due to cost reductions associated with digital night-vision products offset in part by lower margins on contract R & D. Gross margins during the six months ended July 2, 2011 reflected a charge recognized for inventory write-offs that did not reoccur during fiscal 2012. Gross margins in the Intevac Photonics business will vary depending on a number of factors, including product mix, product cost, pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Three months ended			Six months ended
	July 30, 2012	July 2, 2011	Change over prior period	July 30, 2012	July 2, 2011	Change over prior period
	(In thousands)
Research and development expense	$8,263	$8,290	$(27)	$17,476	$17,302	$174

Equipment research and development spending decreased slightly during the three months ended June 30, 2012 as compared to the same period in the prior year due primarily to lower spending on prototype materials for PV development. Equipment research and development spending increased during the six months ended June 30, 2012 as compared to the same period in the prior year due primarily to increased PV development. Intevac Photonics research and development spending increased slightly during the three months ended June 30, 2012 as compared to the same period in the prior year due primarily to increased spending for digital night-vision product development but decreased during the six months ended June 30, 2012 as compared to the same period in the prior year reflecting cost containment efforts taken earlier in 2012, and a higher volume of billable contract R&D efforts. Research and development expenses do not include costs of $2.3 million and $3.9 million for the three and six months ended June 30, 2012 respectively, or $1.0 million and $2.4 million for the three and six months ended July 2, 2011, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands)
Selling, general and administrative expense	$6,669	$6,508	$161	$13,442	$13,394	$48

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three and six months ended June 30, 2012 compared to the three and six months ended July 2, 2011 was primarily the result of higher Equipment marketing spending associated with new products in the PV market.

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

Interest income and other, net

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands)
Interest income and other, net	$48	$169	$(121)	$420	$298	$122

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Income tax provision (benefit)

	Three months ended			Six months ended
	June 30, 2012	July 2, 2011	Change over prior period	June 30, 2012	July 2, 2011	Change over prior period
	(In thousands)
Income tax provision (benefit)	$863	$(1,873)	$2,736	$(2,559)	$(4,230)	$1,671

Intevac recorded an income tax provision of $863,000 and an income tax benefit of $2.6 million for the three and six months ended June 30, 2012, respectively. Intevac recorded income tax benefits of $1.9 million and $4.2 million for the three and six months ended July 2, 2011, respectively. The income tax provision for each three and six month period is based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately.

For the three months ended June 30, 2012, Intevac recorded a tax provision on a pre-tax loss for the quarter, primarily due to a change in the estimate of the Company’s fiscal 2012 loss and its geographic composition, which resulted in an adjustment to the benefit recorded on the year-to-date pre-tax loss. The income tax benefit for the six months ended June 30, 2012 was reduced by a net $244,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California.

The effective tax rates for all periods presented differ from the U.S. federal statutory tax rate of 35% primarily due to foreign income taxed in lower rate jurisdictions. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac enjoys a tax holiday in Singapore through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Liquidity and Capital Resources

At June 30, 2012, Intevac had $103.5 million in cash, cash equivalents, and investments compared to $114.8 million at December 31, 2011. During the first six months of 2012 cash, cash equivalents and investments decreased by $11.4 million due primarily to cash used by operating activities, payment of acquisition-related contingent consideration and purchases of fixed assets partially offset by cash received from the sale of the mainframe technology and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$12,598	$23,560
Short-term investments	53,543	58,585
Long-term investments	37,323	32,677

Total cash, cash equivalents and investments	$103,464	$114,822

Operating activities used cash of $10.4 million during the first six months of 2012 and of $11.6 million during the first six months of 2011. The decrease in cash used in operating activities was due primarily to a lower net loss, offset in part by an increase in the Company’s non-cash net working capital position during the first six months of 2012 compared to the same period in the prior year.

Accounts receivable totaled $25.9 million at June 30, 2012, compared to $18.6 million at December 31, 2011. The increase of $7.4 million in the receivable balance was due primarily to invoicing of system and other shipments. Total net inventories increased to $19.8 million at June 30, 2012, compared to $18.1 million at December 31, 2011 as the Company invested in inventories for its next generation PV products including placing systems under evaluation agreements at customers. Accounts payable increased to $5.8 million at June 30, 2012 compared to $4.9 million at December 31, 2011 in line with business levels. Customer deposits decreased to $1.9 million at June 30, 2012 compared to $5.0 million at December 31, 2011 as the Company consumed system backlog.

Investing activities in the first six months of 2012 generated cash of $993,000. Purchases of investments net of proceeds from sales of investments totaled $340,000. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks. Capital expenditures for the six months ended June 30, 2012 were $1.7 million.

Financing activities in the first six months of 2012 used cash of $1.5 million. Intevac generated cash of $882,000 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On April 12, 2012, Intevac made $2.4 million in payments to the selling shareholders of SIT for achievement of the second milestone. On July 2, 2012, Intevac made $956,000 in payments to the selling shareholders of SIT for achievement of the third milestone.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, FDIC insured corporate bonds, U.S. Treasury and agency securities, commercial paper, municipal bonds, corporate bonds and VRDNs. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of June 30, 2012, Intevac’s Level 3 available-for-sale security was comprised of a $1.9 million par value ARS, less a temporary valuation adjustment of $239,000 to reflect its current lack of liquidity. Management believes that the impairment of the ARS investment is temporary. As described in note 9 of notes to condensed consolidated financial statements, the fair value of the ARS was estimated at $1.7 million using a discounted cash flow model. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. In May 2012, Intevac participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.8 million and recognized a realized loss on the sale of $229,000.

As of June 30, 2012, approximately $6.0 million of cash and cash equivalents and $15.2 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.5 million in capital expenditures during the remainder of 2012.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2011 Form 10-K. Management believes that there has been no significant change during the six months ended June 30, 2012 to the items identified as critical accounting policies in Intevac’s 2011 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at June 30, 2012.

	2012	2013	2014	2015	2016	Beyond	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$2,400	—	—	—	—	—	$2,400	$2,400
Weighted-average rate	0.46%	—	—	—	—	—
Variable rate amounts	$3,415	—	—	—	—	—	$3,415	$3,415
Weighted-average rate	0.13%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$29,882	$20,494	—	—	—	—	$50,376	$50,447
Weighted-average rate	3.27%	3.27%	—	—	—	—
Variable rate amounts	$3,094	—	—	—	—	—	$3,094	$3,096
Weighted-average rate	0.86%	—	—	—	—	—
Long-term investments
Fixed rate amounts	—	$16,951	$18,724	—	—	$1,900	$37,575	$37,323
Weighted-average rate	—	0.54%	1.45%	—	—	0.90%
Total investment portfolio	$38,791	$37,445	$18,724	—	—	$1,900	$96,860	$96,681

At June 30, 2012, Intevac held a $1.9 million par value ARS with an estimated fair value of $1.7 million, and net of a $239,000 unrealized loss which is deemed temporary. Intevac continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investment. If the current market conditions continue, or the anticipated recovery in market values does not occur, Intevac may be required to record additional unrealized losses or record an impairment charge in 2012. Based on Intevac’s ability to access its cash, its expected operating cash flows, and other sources of cash, Intevac does not anticipate that the lack of liquidity of this investment will affect Intevac’s ability to operate its business in the ordinary course.

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency transaction, translation and re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. At June 30, 2012, Intevac had no foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 30, 2012, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

We booked significant tax benefits in 2008, 2009, 2011 and 2012 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believe we may generate taxable income. Intevac will need to generate approximately $62.0 million of taxable income in the United States in order to fully realize the Federal deferred tax assets and $29.2 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets, each as recorded as of June 30, 2012. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

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

INTEVAC, INC.

Date: August 1, 2012	By:	/s/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2012	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)