Form 10-Q
period 2012-09-29
INTEVAC INC
filed 2012-11-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

On November 1, 2012, 23,464,809 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,859	$23,560
Short-term investments	51,566	58,585
Trade, note and other accounts receivable, net of allowances of $0 at September 29, 2012 and of $41 at December 31, 2011	16,528	18,561
Inventories	24,479	18,070
Prepaid expenses and other current assets	7,150	7,114
Deferred income tax assets	2,547	2,202

Total current assets	119,129	128,092
Property, plant and equipment, net	13,234	14,449
Long-term investments	30,356	32,677
Goodwill	18,389	18,389
Other intangible assets, net of amortization of $2,751 at September 29, 2012 and $2,344 at December 31, 2011	6,034	6,441
Deferred income taxes and other long-term assets	27,915	25,773

Total assets	$215,057	$225,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,166	$4,857
Accrued payroll and related liabilities	4,644	4,205
Other accrued liabilities	7,751	9,887
Customer advances	2,819	5,040

Total current liabilities	21,380	23,989
Other long-term liabilities	9,419	9,922
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	151,113	146,307
Accumulated other comprehensive income	617	414
Retained earnings	32,505	45,166

Total stockholders’ equity	184,258	191,910

Total liabilities and stockholders’ equity	$215,057	$225,821

Note: Amounts as of December 31, 2011 are derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$11,665	$17,788	$55,067	$59,012
Technology development	5,169	1,533	10,874	5,317

Total net revenues	16,834	19,321	65,941	64,329
Cost of net revenues:
Systems and components	7,476	10,693	31,561	36,747
Technology development	3,626	1,110	7,569	3,547

Total cost of net revenues	11,102	11,803	39,130	40,294

Gross profit	5,732	7,518	26,811	24,035
Operating expenses:
Research and development	7,336	8,612	24,812	25,914
Selling, general and administrative	6,389	6,945	19,831	20,336
Bad debt expense	3,017	34	3,017	36

Total operating expenses	16,742	15,591	47,660	46,286

Gain on sale of mainframe technology	—	—	2,207	—

Loss from operations	(11,010)	(8,073)	(18,642)	(22,251)
Interest income and other, net	(8)	140	411	438

Loss before income taxes	(11,018)	(7,933)	(18,231)	(21,813)
Benefit from income taxes	(3,011)	(1,817)	(5,570)	(6,047)

Net loss	$(8,007)	$(6,116)	$(12,661)	$(15,766)

Net loss per share:
Basic and diluted	$(0.34)	$(0.27)	$(0.54)	$(0.69)

Weighted average common shares outstanding:
Basic and diluted	23,397	22,951	23,293	22,843

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Unaudited)
	(In thousands, except per share amounts)
Net loss	$(8,007)	$(6,116)	$(12,661)	$(15,766)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	73	(46)	305	267
Foreign currency translation gains (losses)	19	(13)	5	3

Other comprehensive income (loss), before tax	92	(59)	310	270
Income tax (expense) benefit related to items in other comprehensive income (loss)	(26)	16	(107)	(94)

Other comprehensive income (loss), net of tax	66	(43)	203	176

Comprehensive loss	$(7,941)	$(6,159)	$(12,458)	$(15,590)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 29, 2012	October 1, 2011
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(12,661)	$(15,766)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,391	4,109
Net amortization of investment premiums and discounts	1,076	982
Net loss on sale of investments	210	283
Bad debt expense	3,017	36
Equity-based compensation	2,941	3,061
Change in the fair value of acquisition-related contingent consideration	443	917
Deferred income taxes	(5,418)	(6,619)
Gain on sale of mainframe technology	(2,207)	—
Loss (gain) on disposal of equipment	168	(109)
Changes in operating assets and liabilities	(5,430)	3,044

Total adjustments	(1,809)	5,704

Net cash and cash equivalents used in operating activities	(14,470)	(10,062)
Investing activities
Purchases of investments	(32,987)	(99,599)
Proceeds from sales and maturities of investments	41,346	32,338
Proceeds from sale of equipment	—	241
Proceeds from sale of mainframe technology	3,000	—
Purchases of leasehold improvements and equipment	(2,114)	(4,744)

Net cash and cash equivalents provided by (used in) investing activities	9,245	(71,764)
Financing activities
Payment of acquisition-related contingent consideration	(3,345)	(2,389)
Net proceeds from issuance of common stock	1,865	2,625

Net cash and cash equivalents provided by (used in) financing activities	(1,480)	236
Effect of exchange rate changes on cash	4	3

Net decrease in cash and cash equivalents	(6,701)	(81,587)
Cash and cash equivalents at beginning of period	23,560	109,520

Cash and cash equivalents at end of period	$16,859	$27,933

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Form 10-K). Intevac’s results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This authoritative guidance becomes effective for Intevac in the first quarter of fiscal 2013, with early adoption permitted. The implementation of this authoritative guidance is not expected to have a material impact on Intevac’s financial position or results of operations.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 29, 2012	December 31, 2011
	(In thousands)
Raw materials	$14,851	$12,662
Work-in-progress	4,158	3,020
Finished goods	5,470	2,388

	$24,479	$18,070

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Equity-Based Compensation

At September 29, 2012, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 29, 2012 and October 1, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Equity-based compensation by type of award:
Stock options	$523	$729	$1,843	$2,221
RSUs	88	—	111	—
Employee stock purchase plan	332	286	987	840

Total equity-based compensation	943	1,015	2,941	3,061
Tax effect on equity-based compensation	(205)	(261)	(706)	(823)

Net effect on net loss	$738	$754	$2,235	$2,238

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Option activity as of September 29, 2012 and changes during the nine months ended September 29, 2012 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2011	3,391,925	$12.03
Options granted	384,505	$7.67
Options forfeited	(359,109)	$13.55
Options exercised	(41,412)	$3.35
Options outstanding at September 29, 2012	3,375,909	$11.47
Vested and expected to vest at September 29, 2012	3,221,395	$11.57
Options exercisable at September 29, 2012	2,343,746	$12.33

Intevac issued 301,000 shares under the ESPP during the nine months ended September 29, 2012.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock Options:
Weighed-average fair value of grants per share	$2.87	$3.99	$3.90	$6.10
Expected volatility	63.19%	64.87%	63.80%	64.70%
Risk free interest rate	0.41%	0.84%	0.74%	1.77%
Expected term of options (in years)	3.94	4.50	4.63	4.76
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Stock Purchase Rights:
Weighed-average fair value of grants per share	$2.31	$3.60	$3.01	$4.84
Expected volatility	63.23%	48.87%	62.36%	51.63%
Risk free interest rate	0.21%	0.19%	0.28%	0.44%
Expected term of purchase rights (in years)	1.85	1.85	1.68	1.36
Dividend yield	None	None	None	None

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.

RSUs

During the nine months ended September 29, 2012, Intevac granted 101,000 RSUs with a weighted-average estimated fair value of $7.56 per share. RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

5. Allowance for Doubtful Accounts

The following table represents a reconciliation of the allowance for doubtful accounts for the three- and nine month periods ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Opening balance	$—	$55	$41	$55
Bad debt expense	3,017	34	3,017	36
Write-offs	(3,017)	(48)	(3,058)	(50)

Closing balance	$—	$41	$—	$41

Intevac held a promissory note from a customer which was secured by the equipment sold to this customer in a prior year under a product and sales agreement. The note was to be repaid in monthly installment payments ending in March 2015. The revenue associated with this sale had been accounted for under the installment method of accounting whereby revenue was recognized only to the extent cash had been received. During the quarter ended September 29, 2012, the customer became delinquent in its monthly installment payments and the note was put on non-accrual status. On September 27, 2012, the customer liquidated its operating assets in an auction. The equipment which collateralized the promissory note was sold in the liquidation auction and Intevac received the proceeds. On September 28, 2012, the customer announced that it was discontinuing its operations effective October 9, 2012 and Intevac concluded that none of the carrying value of the promissory note receivable was collectible and recorded a bad debt charge.

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

The following table summarizes the components of the bad debt expense for the three- and nine month periods ended September 29, 2012 (in thousands):

Promissory note	$4,085
Deferred profit on installment sale	(1,028)
Cash recovery from liquidation sale	(40)

Bad debt expense	$3,017

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Goodwill and Purchased Intangible Assets

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

Details of goodwill and indefinite-lived intangible assets by segment as of September 29, 2012, are as follows.

	September 29, 2012
	Goodwill	Other Intangible Assets	Total
	(In thousands)
Equipment	$10,484	$4,000	$14,484
Intevac Photonics	7,905	120	8,025

	$18,389	$4,120	$22,509

Other intangible assets consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology is abandoned, the acquired technology will be written-off.

Details of finite-lived intangible assets by segment as of September 29, 2012, are as follows.

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$3,170	$(1,923)	$1,247
Intevac Photonics	1,495	(828)	667

	$4,665	$(2,751)	$1,914

Total amortization expense of finite-lived intangibles for the three and nine months ended September 29, 2012 was $136,000 and $407,000 respectively.

As of September 29, 2012, future amortization expense is expected to be as follows.

(In thousands)
2012	$135
2013	541
2014	363
2015	283
2016	281
Thereafter	311

$1,914

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”) on November 19, 2010, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first, second and third milestones. Intevac estimated the fair value of the remaining contingent consideration on September 29, 2012 using a discounted cash flow model based on the probability that the fourth and final remaining milestone would be met and the payment would be made on the targeted date outlined in the acquisition agreement.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on September 29, 2012 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. A change in the estimated probabilities of revenue achievement could have a material effect on the statement of operations and balance sheets in the period of change.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of September 29, 2012. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at September 29, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Milestone Payable	$693	Discounted cash flow	Discount rate	4.7%
			Probability of achieving remaining milestone	97.5%
Revenue Earnout	$5,120	Discounted cash flow	Weighted average cost of capital	14.2%
			Probability weighting of achieving revenue forecasts	2.0% - 43.0% (29.5%)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three- and nine month periods ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Opening balance	$6,969	$10,430	$8,715	$9,857
Changes in fair value	(200)	344	443	917
Cash payments made	(956)	(2,389)	(3,345)	(2,389)

Closing balance	$5,813	$8,385	$5,813	$8,385

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at September 29, 2012 and at December 31, 2011:

	September 29,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$731	$3,942
Other long-term liabilities	5,082	4,773

Total acquisition-related contingent consideration	$5,813	$8,715

8. Sale of Mainframe Technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology to Brooks Automation Inc. (“Brooks”).

The following table summarizes the components of the gain (in thousands):

Cash proceeds	$3,000

Assets sold:
Inventories	589
Property, plant and equipment	178
Transaction and other costs	26

Gain on sale	$2,207

9. Warranty

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

The following table displays the activity in the warranty provision account for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Opening balance	$2,858	$3,127	$2,724	$3,415
Expenditures incurred under warranties	(197)	(333)	(1,388)	(1,682)
Accruals for product warranties issued during the reporting period	218	247	1,093	1,246
Adjustments to previously existing warranty accruals	(330)	(25)	120	37

Closing balance	$2,549	$3,016	$2,549	$3,016

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the warranty provision account at September 29, 2012 and at December 31, 2011:

	September 29,	December 31,
	2012	2011
	(In thousands)
Other accrued liabilities	$2,459	$2,586
Other long-term liabilities	90	138

Total warranty provision	$2,549	$2,724

10. Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 29, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$7,563	$—	$—	$7,563
Money market funds	9,296	—	—	9,296

Total cash and cash equivalents	$16,859	$—	$—	$16,859
Short-term investments:
Corporate bonds and medium-term notes	$30,954	$45	$1	$30,998
FDIC insured corporate bonds	3,612	4	—	3,616
Municipal bonds	3,305	—	—	3,305
U.S. treasury and agency securities	13,281	21	—	13,302
Variable rate demand notes (“VRDNs”)	345	—	—	345

Total short-term investments	$51,497	$70	$1	$51,566
Long-term investments:
Corporate bonds and medium-term notes	$8,439	$32	$1	$8,470
Municipal bonds	1,000	3	—	1,003
U.S. treasury and agency securities	19,192	30	—	19,222
Auction rate security (“ARS”)	1,900	—	239	1,661

Total long-term investments	$30,531	$65	$240	$30,356

Total cash, cash equivalents, and investments	$98,887	$135	$241	$98,781

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,268	$—	$—	$14,268
Money market funds	4,845	—	—	4,845
Commercial paper	4,447	—	—	4,447

Total cash and cash equivalents	$23,560	$—	$—	$23,560
Short-term investments:
Commercial paper	$1,050	$—	$—	$1,050
Corporate bonds and medium-term notes	26,665	28	78	26,615
FDIC insured corporate bonds	9,596	23	—	9,619
Municipal bonds	4,898	10	—	4,908
U.S. treasury and agency securities	13,987	56	—	14,043
VRDNs	2,350	—	—	2,350

Total short-term investments	$58,546	$117	$78	$58,585
Long-term investments:
Corporate bonds and medium-term notes	$14,761	16	77	$14,700
U.S. treasury and agency securities	13,466	22	1	13,487
ARS	4,900	—	410	4,490

Total long-term investments	$33,127	$38	$488	$32,677

Total cash, cash equivalents, and investments	$115,233	$155	$566	$114,822

The contractual maturities of available-for-sale securities at September 29, 2012 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$60,448	$60,517
Due after one through two years	28,631	28,695
Due after ten years	2,245	2,006

	$91,324	$91,218

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 29, 2012.

	September 29, 2012
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$5,797	$2	$—	$—
ARS	—	—	1,661	239

	$5,797	$2	$1,661	$239

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 29, 2012.

	Fair Value Measurements at September 29, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$9,296	$9,296	$—	$—
U.S. treasury and agency securities	32,524	12,708	19,816	—
FDIC insured corporate bonds	3,616	—	3,616	—
Corporate bonds and medium-term notes	39,468	—	39,468	—
Municipal bonds	4,308	—	4,308	—
VRDNs	345	—	345	—
ARS	1,661	—	—	1,661

Total recurring fair value measurements	$91,218	$22,004	$67,553	$1,661

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

As of September 29, 2012, the Company’s Level 3 financial instrument consisted of an ARS that failed at auction. There was insufficient observable market information to determine fair value for this financial instrument. The Company estimated the fair value for this security by incorporating assumptions that it believed market participants would use in their estimates of fair value. Some of these assumptions included credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. The Company subsequently sold this ARS in October 2012 for $1.7 million and recognized a realized loss of $152,000.

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the ARS as of September 29, 2012.

Quantitative Information about Level 3 Fair Value Measurements at September 29, 2012
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

The following table presents the changes in Level 3 instruments consisting of ARS classified as available-for-sale securities which are measured on a recurring basis for the three and nine months ended September 29, 2012 and October 1, 2011.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Opening balance	$1,661	$7,127	$4,490	$10,273
Total gains (losses) for the period
Included in earnings	—	(133)	(229)	(283)
Included in other comprehensive income	—	115	171	269
Proceeds from tender offers	—	(1,867)	(2,771)	(4,717)
Redemptions at par	—	(200)	—	(500)

Closing balance	$1,661	$5,042	$1,661	$5,042

12. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $736,000 at September 29, 2012. There were no outstanding foreign currency derivatives at December 31, 2011.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012	December 31, 2011
	(In thousands)
Accumulated net unrealized holding loss on available-for-sale investments, net of tax	$(69)	$(267)
Foreign currency translation gains	686	681

Total accumulated other comprehensive income	$617	$414

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands, except per share amounts)
Net loss	$(8,007)	$(6,116)	$(12,661)	$(15,766)

Weighted-average shares — basic	23,397	22,951	23,293	22,843
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares — diluted	23,397	22,951	23,293	22,843

Net loss per share — basic and diluted	$(0.34)	$(0.27)	$(0.54)	$(0.69)

Antidilutive shares based on employee awards excluded	3,175	3,024	2,999	1,589

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

15. Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 29, 2012 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The Equipment segment designs, develops and manufactures equipment and solutions for the hard disk drive industry and offers high-productivity technology solutions to the photovoltaic (“PV”) industry. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

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

Information for each reportable segment for the three and nine months ended September 29, 2012 and October 1, 2011 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Equipment	$7,401	$12,384	$43,179	$42,379
Intevac Photonics	9,433	6,937	22,762	21,950

Total segment net revenues	$16,834	$19,321	$65,941	$64,329

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Equipment	$(10,298)	$(5,358)	$(15,493)	$(14,423)
Intevac Photonics	717	(948)	(939)	(3,023)

Total segment operating income (loss)	(9,581)	(6,306)	(16,432)	(17,446)

Unallocated costs	(1,429)	(1,767)	(4,417)	(4,805)
Gain on sale of mainframe technology	—	—	2,207	—

Loss from operations	(11,010)	(8,073)	(18,642)	(22,251)
Interest income and other, net	(8)	140	411	438

Loss before income taxes	$(11,018)	$(7,933)	$(18,231)	$(21,813)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of September 29, 2012 and December 31, 2011 are as follows:

Assets

	September 29, 2012	December 31, 2011
	(In thousands)
Equipment	$46,225	$48,133
Intevac Photonics	32,092	29,947

Total segment assets	78,317	78,080

Cash, cash equivalents and investments	98,781	114,822
Deferred income taxes	29,688	23,919
Other current assets	6,428	6,848
Common property, plant and equipment	1,131	1,366
Other assets	712	786

Consolidated total assets	$215,057	$225,821

16. Income Taxes

Intevac recorded income tax benefits of $3.0 million and $5.6 million for the three and nine months ended September 29, 2012, respectively. Intevac recorded income tax benefits of $1.8 million and $6.0 million for the three and nine months ended October 1, 2011, respectively. The income tax provision for each three and nine month period is based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately.

The income tax benefit for the nine months ended September 29, 2012 includes the following discrete income tax items: (i) $1.1 million tax benefit related to a bad debt write-off, (ii) $108,000 tax benefit from the release of a valuation allowance and (iii) $188,000 in tax refunds received from Singapore and California, which were offset in part by (iv) $554,000 discrete income tax charge related to the gain on the sale of the mainframe technology.

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

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2006. Tax years 1999 through 2006 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. During the quarter ended June 30, 2012, the Internal Revenue Service concluded its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim and the examination is pending approval from the U.S. Joint Committee on Taxation. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 and 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

17. Contingencies

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment and inspection solutions to the PV industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific and security industries. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors; and medical, scientific and security companies. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology to Brooks. During the third quarter of 2012, Intevac wrote-off a promissory note receivable and a deferred profit liability related to certain thin-film PV equipment sold in a previous year due to the insolvency of the customer.

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

The following table presents certain significant measurements for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$16,834	$19,321	$(2,487)	$65,941	$64,329	$1,612
Gross profit	$5,732	$7,518	$(1,786)	$26,811	$24,035	$2,776
Gross margin percent	34.1%	38.9%	(4.8) points	40.7%	37.4%	3.3 points
Net loss	$(8,007)	$(6,116)	$(1,891)	$(12,661)	$(15,766)	$3,105
Loss per diluted share	$(0.34)	$(0.27)	$(0.07)	$(0.54)	$(0.69)	$0.15

Financial results for the third quarter of fiscal 2012 declined compared to the same period in the prior year. Net revenues decreased during the third quarter of fiscal 2012 primarily due to lower upgrade sales to disk manufacturers and lower Intevac Photonics product sales, offset in part by higher Intevac Photonics’ technology development contracts. The net loss for the third quarter of fiscal 2012 increased compared to the same period in the prior year due primarily to a bad debt charge, lower revenues and lower gross margins offset in part by decreased operating spending and recognition of a larger income tax benefit. Financial results for the first nine months of fiscal 2012 improved over the same period in the prior year. Net revenues increased during the first nine months of fiscal 2012 primarily due to higher Intevac Photonics’ technology development contracts, and higher upgrade sales to disk manufacturers, offset in part by lower Intevac Photonics’ product sales. The net loss for the first nine months of fiscal 2012 decreased compared to the same period in the prior year due to higher revenues, improved gross margins, lower operating spending and the gain recognized on the sale of the mainframe technology to Brooks offset in part by a bad debt charge, and recognition of a smaller income tax benefit.

Forecasted hard drive unit shipments by hard drive manufacturers have declined since the beginning of the third quarter of fiscal 2012. The current economic environment in both developed and developing economies has slowed resulting in lower forecasted sales of personal computers and consumer electronic applications for the remainder of 2012. The hard drive industry continues to expect growth in the enterprise data storage market segment which includes on-line, cloud storage and near-line applications. With hard drive unit shipments down approximately twenty percent as compared to the third quarter of fiscal 2011, the Company does not expect to ship any additional 200 Lean® systems for capacity for the remainder of the year. However, Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, the need for corporations to replace and update employee computers, increased information technology spending, declining growth rate in areal density improvements and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above. In fiscal 2012, Intevac expects to complete additional customer qualifications on its PV manufacturing products and start to obtain repeat orders from customers.

In fiscal 2012, Intevac expects that Intevac Photonics business levels will grow driven primarily by the recovery of the contract research and development (“R&D”) business, as several key U.S. defense programs received budgetary funding in late 2011 and the U.S. military continues to develop night vision solutions based on Intevac’s digital low-light sensor technology. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber™,” “DeltaNu®,” “EBAPS®,” “ENERGi™,” “ExaminerR™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” “Night Port™,” “PHARMA-ID™,” and “RAPID-ID™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Equipment	$7,401	$12,384	$(4,983)	$43,179	$42,379	$800
Intevac Photonics
Contract R&D	$5,169	$1,533	$3,636	$10,874	$5,317	$5,557
Products	4,264	5,404	(1,140)	11,888	16,633	(4,745)

	9,433	6,937	2,496	22,762	21,950	812

Total net revenues	$16,834	$19,321	$(2,487)	$65,941	$64,329	$1,612

Equipment revenue for the three months ended September 29, 2012 decreased compared to the same period in the prior year as a result of fewer sales of disk lubrication systems and technology upgrades offset in part by higher sales of spare parts. During the third quarter of 2012 Intevac recognized revenue on two AccuLuberTM systems, disk equipment technology upgrades, and spare parts. During the third quarter of 2011 Intevac recognized revenue on four AccuLuber systems, disk equipment technology upgrades, and spare parts. Equipment revenue for the nine months ended September 29, 2012 increased over the same period in the prior year as a result of higher sales of technology upgrades and spare parts, offset in part by fewer sales of disk sputtering systems. Equipment revenue for the nine months ended September 29, 2012 included revenue recognition for two 200 Lean® systems, eight AccuLuber systems, one LEAN SOLAR NanoTexture™ etch system, upgrades and spare parts. Equipment revenue for the nine months ended October 1, 2011 included revenue recognition for three 200 Lean systems, eight AccuLuber systems, three wafer handling systems, upgrades and spare parts.

Intevac Photonics revenue for the three and nine months ended September 29, 2012 increased over the same periods in the prior year as a result of increased contract R&D work offset in part by lower product sales. The increase in contract R&D revenue was the result of a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications. The decrease in product revenue was a result of lower sales of our low-light camera module to our NATO customer and a lower level of shipment volumes for our long-range imaging products as well as lower sales of products for commercial applications such as Intevac’s Raman spectroscopy products. Intevac expects that volumes will return to previous levels in late 2012 and early 2013.

Intevac’s backlog of orders at September 29, 2012 was $40.0 million, compared to $32.9 million at December 31, 2011 and $26.2 million at October 1, 2011. The $40.0 million of backlog at September 29, 2012 consisted of $15.7 million of Equipment backlog and $24.3 million of Intevac Photonics backlog. The $32.9 million of backlog at December 31, 2011 consisted of $17.9 million of Equipment backlog and $15.0 million of Intevac Photonics backlog. Backlog at September 29, 2012 does not include any LEAN SOLAR™ or 200 Lean systems as compared to one LEAN SOLAR system at December 31, 2011 and one LEAN SOLAR system at October 1, 2011.

Revenue by geographic region

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
United States	$9,949	$6,875	$3,074	$22,607	$20,677	$1,930
Asia	5,421	10,951	(5,530)	39,349	38,452	897
Europe	670	1,383	(713)	3,188	4,586	(1,398)
Rest of world	794	112	682	797	614	183

Total net revenues	$16,834	$19,321	$(2,487)	$65,941	$64,329	$1,612

International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales for the three months ended September 29, 2012 was primarily due to a decrease in net revenues from disk lubrication systems and technology upgrades. The decrease in international sales for the nine months ended September 29, 2012 was primarily due to lower net revenues from Intevac Photonics’ digital night-vision camera to a NATO customer. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands, except percentages)
Equipment gross profit	$2,637	$5,556	$(2,919)	$19,285	$17,763	$1,522
% of Equipment net revenues	35.6%	44.9%		44.7%	41.9%
Intevac Photonics gross profit	$3,095	$1,962	$1,133	$7,526	$6,272	$1,254
% of Intevac Photonics net revenues	32.8%	28.3%		33.1%	28.6%
Total gross profit	$5,732	$7,518	$(1,786)	$26,811	$24,035	$2,776
% of net revenues	34.1%	38.9%		40.7%	37.4%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 35.6% in the three months ended September 29, 2012 compared to 44.9% in the three months ended October 1, 2011 and was 44.7% in the nine months ended September 29, 2012 compared to 41.9% in the nine months ended October 1, 2011. The lower gross margin for the three months ended September 29, 2012 was due primarily to lower revenues and lower factory utilization. The higher gross margin for the nine months ended September 29, 2012 was due primarily to a higher mix of upgrades and spares shipments as well as higher system margins, offset in part by lower factory utilization and higher provisions for inventory reserves. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 32.8% in the three months ended September 29, 2012 compared to 28.3% in the three months ended October 1, 2011 and was 33.1% in the nine months ended September 29, 2012 compared to 28.6% in the nine months ended October 1, 2011. Gross margin percentages improved during the three months ended September 29, 2012 compared to the same period in the prior year due to a favorable mix of higher-margin product sales and cost reductions associated with digital night-vision products and warranty as well as higher margins on contract R&D. Gross margin percentages improved during the nine months ended September 29, 2012 compared to the same period in the prior year due to cost reductions associated with digital night-vision products and warranty offset by slightly lower margins on contract R&D. Gross margins during the nine months ended October 1, 2011 reflected a charge recognized for inventory write-offs that did not reoccur during fiscal 2012. Gross margins in the Intevac Photonics business will vary depending on a number of factors, including product mix, product cost, pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Research and development expense	$7,336	$8,612	$(1,276)	$24,812	$25,914	$(1,102)

Equipment research and development spending decreased during the three and nine months ended September 29, 2012 as compared to the same periods in the prior year due primarily to lower spending on prototype materials for PV development. Intevac Photonics research and development spending decreased during the three and nine months ended September 29, 2012 as compared to the same periods in the prior year due primarily to a higher volume of billable contract R&D efforts and cost containment efforts taken earlier in 2012. Research and development expenses do not include costs of $3.6 million and $7.6 million for the three and nine months ended September 29, 2012 respectively, or $1.1 million and $3.5 million for the three and nine months ended October 1, 2011, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Selling, general and administrative expense	$6,389	$6,945	$(556)	$19,831	$20,336	$(505)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and nine months ended September 29, 2012 compared to the three and nine months ended October 1, 2011 was primarily the result of lower charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition and cost containment efforts.

Bad debt expense

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Bad debt expense	$3,017	$34	$2,983	$3,017	$36	$2,981

During the quarter ended September 29, 2012 Intevac wrote off a promissory note receivable and the related deferred profit liability from the sale of certain thin-film PV equipment in a previous year and incurred bad debt expense of $3.0 million due to the insolvency of the customer. See Note 5 “Allowance for Doubtful Accounts” in the notes to the condensed consolidated financial statements for additional information related to the write-off.

Gain on sale of mainframe technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks and recorded a gain of $2.2 million. See Note 8 “Sale of Mainframe Technology” in the notes to the condensed consolidated financial statements for additional information related to the gain on sale of the mainframe technology.

Interest income and other, net

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Interest income and other, net	$(8)	$140	$(148)	$411	$438	$(27)

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Income tax provision (benefit)

	Three months ended			Nine months ended
	September 29, 2012	October 1, 2011	Change over prior period	September 29, 2012	October 1, 2011	Change over prior period
	(In thousands)
Income tax benefit	$(3,011)	$(1,817)	$(1,194)	$(5,570)	$(6,047)	$477

Intevac recorded income tax benefits of $3.0 million and $5.6 million for the three and nine months ended September 29, 2012, respectively. Intevac recorded income tax benefits of $1.8 million and $6.0 million for the three and nine months ended October 1, 2011, respectively. The income tax provision for each three and nine month period is based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately.

The income tax benefit for the nine months ended September 29, 2012 includes the following discrete income tax items: (i) $1.1 million tax benefit related to a bad debt write-off, (ii) $108,000 tax benefit from the release of a valuation allowance and (iii) $188,000 in tax refunds received from Singapore and California, which were offset in part by (iv) $554,000 discrete income tax charge related to the gain on the sale of the mainframe technology.

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

Liquidity and Capital Resources

At September 29, 2012, Intevac had $98.8 million in cash, cash equivalents, and investments compared to $114.8 million at December 31, 2011. During the first nine months of 2012 cash, cash equivalents and investments decreased by $16.0 million due primarily to cash used by operating activities, payment of acquisition-related contingent consideration and purchases of fixed assets partially offset by cash received from the sale of the mainframe technology and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	September 29, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$16,859	$23,560
Short-term investments	51,566	58,585
Long-term investments	30,356	32,677

Total cash, cash equivalents and investments	$98,781	$114,822

Operating activities used cash of $14.5 million during the first nine months of 2012 and of $10.1 million during the first nine months of 2011. The increase in cash used in operating activities was due to an increase in the Company’s non-cash net working capital position during the first nine months of 2012 compared to the same period in the prior year offset in part by a lower net loss.

Accounts receivable totaled $16.5 million at September 29, 2012, compared to $18.6 million at December 31, 2011. The decrease of $2.0 million in the receivable balance was due primarily to the write-off of the customer promissory note. Total net inventories increased to $24.5 million at September 29, 2012, compared to $18.1 million at December 31, 2011 as the Company invested in inventories for its next generation PV products including placing systems under evaluation agreements at customers. Accounts payable increased to $6.2 million at September 29, 2012 compared to $4.9 million at December 31, 2011 in line with business levels. Customer deposits decreased to $2.8 million at September 29, 2012 compared to $5.0 million at December 31, 2011 as the Company consumed system backlog.

Investing activities in the first nine months of 2012 generated cash of $9.2 million. Proceeds from sales of investments net of purchases of investments totaled $8.4 million. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks. Capital expenditures for the nine months ended September 29, 2012 were $2.1 million.

Financing activities in the first nine months of 2012 used cash of $1.5 million. Intevac generated cash of $1.9 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On April 12, 2012, and July 1, 2012 Intevac made $2.4 million and $956,000 in payments, respectively, to the selling shareholders of SIT for achievement of the second and third milestones under the SIT acquisition agreement.

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

As of September 29, 2012, Intevac’s Level 3 available-for-sale security was a $1.9 million par value ARS, less a temporary valuation adjustment of $239,000 to reflect its current lack of liquidity. As described in note 11 of notes to condensed consolidated financial statements, the fair value of the ARS was estimated at $1.7 million using a discounted cash flow model. The estimates of future cash flows are based on certain key assumptions, such as discount rates appropriate for the type of asset and risk, credit quality, collateralization, final stated maturity, estimates of the probability of being called or becoming liquid prior to final maturity, redemptions of similar ARS, previous market activity for the same investment security, impact due to extended periods of maximum auction rates and valuation models. Intevac subsequently sold this ARS in October 2012 for $1.7 million and recognized a realized loss of $152,000. In May 2012, Intevac participated in a tender offer, sold an ARS with a par value of $3.0 million, collected $2.8 million and recognized a realized loss on the sale of $229,000.

During the nine months ended of September 29, 2012, Intevac recorded a bad debt provision of $3.0 million as a result of a customer’s insolvency and liquidation. While Intevac believes that no allowance for doubtful accounts is required at September 29, 2012, it will continue to closely monitor customer liquidity and economic conditions.

As of September 29, 2012, approximately $5.3 million of cash and cash equivalents and $12.8 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.0 million in capital expenditures during the remainder of 2012.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2011 Form 10-K. Management believes that there has been no significant change during the nine months ended September 29, 2012 to the items identified as critical accounting policies in Intevac’s 2011 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at September 29, 2012.

	2012	2013	2014	2015	2016	Beyond	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$9,296	—	—	—	—	—	$9,296	$9,296
Weighted-average rate	0.12%	—	—	—	—	—
Short-term investments
Fixed rate amounts	$21,681	$27,371	—	—	—	—	$49,052	$49,121
Weighted-average rate	2.96%	2.71%	—	—	—	—
Variable rate amounts	$2,445	—	—	—	—	—	$2,445	$2,445
Weighted-average rate	0.95%	—	—	—	—	—
Long-term investments
Fixed rate amounts	—	$9,945	$18,686	—	—	$1,900	$30,531	$30,356
Weighted-average rate	—	0.32%	1.45%	—	—	1.05%
Total investment portfolio	$33,422	$37,316	$18,686	—	—	$1,900	$91,324	$91,218

At September 29, 2012, Intevac held a $1.9 million par value ARS with an estimated fair value of $1.7 million. The Company subsequently sold this ARS in October 2012 for $1.7 million and recognized a realized loss of $152,000.

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $736,000 at September 29, 2012.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 29, 2012, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011 and 2012, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end but believe that sales will continue to be depressed at least through the remainder of 2012.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in smaller form factor notebook and personal computers and other electronics devices instead of hard disk drives, and new classes of such products, including tablet computing devices and mobile phones with advanced capabilities, or “smartphones,” have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we experience competition from Canon Anelva, which has sold a substantial number of systems worldwide. Intevac is attempting to enter the PV equipment market, and faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Von Ardenne and cell module manufacturers that are internally developing manufacturing equipment that may be sold externally in the future. In the market for our military imaging products we experience competition from companies such as ITT Industries and BAE Systems. In the markets for our commercial imaging products we compete with companies such as Andor, Dalsa, E2V, Hamamatsu and Roper Industries for sensor and camera products, and with companies such as Ahura, B&W Tek, GE Security, Horiba–Jobin Yvon, Ocean Optics, Renishaw, Thermo Scientific and Smiths Detection for Raman spectrometer products. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

We booked significant tax benefits in 2008, 2009, 2011 and 2012 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believe we may generate taxable income. Intevac will need to generate approximately $67.3 million of taxable income in the United States in order to fully realize the Federal deferred tax assets and $36.1 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets, each as recorded as of September 29, 2012. If our expectations of future income are incorrect, we could be required to establish a valuation allowance against some or all of the deferred tax assets.

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

As a result of our acquisitions, we have significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment charge of $10.5 million for goodwill due to a decline in our market capitalization and certain purchased technology intangible assets due to lower revenue expectations. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment in any of our reporting units, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 6 “Goodwill and Purchased Intangible Assets” in the notes to the condensed consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

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

INTEVAC, INC.

Date: November 1, 2012	By:	/S/ KEVIN FAIRBAIRN
Kevin Fairbairn
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2012	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)