Form 10-K
period 2012-12-31
INTEVAC INC
filed 2013-02-22
CIK 1001902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes      ☑  No

As of June 30, 2012, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, was approximately $85,321,183 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 22, 2013, 23,769,658 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

Item 1.    Business

Overview

Intevac’s business consists of two reportable segments:

Equipment:    Intevac is a leader in the design, development and marketing of high-productivity process manufacturing equipment solutions to the hard disk drive industry. Intevac also offers high-productivity process manufacturing equipment for the solar photovoltaic (“PV”) industry.

Intevac Photonics:    Intevac is a leader in the development and manufacture of leading edge, high-sensitivity imaging products and vision systems, as well as Raman spectroscopy instruments. Markets addressed include military, medical, scientific, pharmaceutical and other industrial markets.

Intevac was incorporated in California in October 1990 and was reincorporated in Delaware in 2007.

Equipment Segment

Hard Disk Drive Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in hard disk drives. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital, including its wholly-owned subsidiary, HGST, Fuji Electric, and Showa Denko.

Hard disk drives are a primary storage medium for digital data including on-line, cloud storage, and near-line applications and are used in products and applications such as personal computers, enterprise data storage, and video players and video game platforms. Intevac believes that hard disk drive media shipments will continue to grow over time, driven by growth in digital storage, by the slowing of areal density improvements, by the refresh of personal computers for new operating and application software, by the proliferation of personal computers into emerging economies, and by new and emerging applications. Continued growth in the amount of digital data stored and the slowing in areal density improvements are key factors in determining the demand for magnetic disks used in hard disk drives.

Intevac expects that hard disk drive manufacturers will extend their utilization of planar perpendicular media with the introduction of thermal assisted magnetic recording (“TAMR”) expected within the next three to four years. Intevac believes that the transition to TAMR will require disk manufacturers to upgrade their installed base of equipment, which would result in increased demand for equipment technology upgrades to be performed by Intevac. The introduction of patterned media is expected to occur several years after the transition to TAMR. Intevac believes that the transition to patterned media by disk manufacturers, which introduces new processes and requires new equipment, is expected to result in increased demand for Intevac’s equipment. Intevac introduced the 200 Lean Gen II etch and deposition system in 2009 which is being used by the industry for patterned media application development.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

Disk sputtering is the process of depositing a thin film of various materials on a substrate. Intevac equipment deposits magnetic films, non-magnetic films and protective carbon-based overcoats on disks that are to be used in hard disk drives using sputtering or chemical vapor deposition (“CVD”) technologies.

Intevac’s 200 Lean systems began shipping in 2003, and the first 200 Lean Gen II systems shipped in 2008, with the installed base of 200 Lean systems reaching 155 systems by the end of 2012. Intevac estimates that approximately 90% of the installed base is used in production with the balance used for research and development.

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

The Intevac AccuLuberTM lubricates disks by depositing a thin film of lubricant on the disk while it is under vacuum, thus eliminating the use of solvents, which are environmentally hazardous and expensive to procure, store and dispose.

Non-Systems Business

Intevac also provides technology upgrades, spare parts and consumables, installation, maintenance and repair services to Intevac’s system customers. Intevac continues to develop and market new upgrades to its installed base that support the continued growth in areal density or improve the manufacturing cost per disk. Non-system business as a percentage of Equipment revenues was 27% in 2010, 66% in 2011 and 78% in 2012.

Solar Market

Intevac designs, manufactures and markets capital equipment for the PV solar manufacturing industry.

The cost of electricity generated from solar energy, in most cases, remains higher than that of electricity generated from traditional energy sources. However in some markets, the cost of generating solar electricity is now on parity with that of traditional energy sources. In those countries or areas where the cost of solar energy generation remains higher than traditional electricity, some governments have implemented various tax credits and other financial incentives to promote the growth in alternative energy sources. As the cost of solar energy has declined many of these governments have reduced their incentives and this trend is expected to continue.

Energy generated from solar amounts to less than 1% of electricity generated in the world today. The market for solar energy is expected to grow from 30 gigawatts in 2012 to 44 gigawatts in 2015. Today the manufacturing capacity for the production of solar cells and modules, estimated at 40 gigawatts, far exceeds the demand.

Over the next few years solar is now being forecasted to approach the cost of traditional energy sources for some applications. Demand for solar energy is forecasted to grow at approximately a 20% compound annual growth rate through 2016.

The continued focus in the PV market is on the development of high-efficiency cell technologies aimed at simultaneously boosting efficiency and reducing production costs. New vacuum process technologies and integrated processing steps are expected to become increasingly important as companies search for lower cost manufacturing solutions.

A solar cell (also called a PV cell) is a solid state device that converts the energy of sunlight directly into electricity. Assemblies of cells are used to make solar modules, also known as solar panels. Solar panels have broad-based end market applications for solar farms, integrated building PV arrays, rooftop grids and portable devices.

Intevac offers products for wafer-based crystalline silicon (“c-Si”) solar cell manufacturing processes. More than 90% of solar cells produced are made using c-Si wafers.

Solar Manufacturing Products

Solar Cell Processing System

Intevac offers vacuum process manufacturing solutions for c-Si applications. Intevac’s platform, LEAN SOLAR™ is a high-productivity process equipment solution enabling low-cost solar cell manufacturing and high cell efficiency.

Intevac has developed three vacuum process application technologies for the LEAN SOLAR platform: for doping by ion implant, for etching or texturing the surface of a solar cell, and for deposition of thin films such as transparent conductive oxides. Intevac’s products include LEAN SOLAR ENERGi™ ion implant, NanoTexture™, and integrated physical vapor deposition (“PVD”). Intevac’s ENERGi ion implantation system is based upon technology developed by Solar Implant Technologies, Inc. (“SIT”) which was acquired by Intevac in November 2010. These systems are designed to run at high throughput and can be integrated into new or existing solar processing lines.

LEAN SOLAR ENERGi

Ion implantation is a technique being introduced to solar cell lines as a means to increase overall cell efficiency. Ion implantation can replace existing diffusion processes and is also extendable to new advanced cell structures with fewer processing steps and therefore at lower cost. The ion implant process developed with Intevac’s LEAN SOLAR ENERGi product enables precision engineering of the dopant elements such as Phosphorous and Boron to form the emitter in the solar cell.

LEAN SOLAR NanoTexture

Texturing is a method used in solar cell processing as a means of lowering surface reflectance and therefore capturing more light or photons resulting in higher overall solar cell efficiencies. Today, texturing is typically carried out using wet chemicals such as acids that produce a rough textured surface on the solar cell. The LEAN SOLAR NanoTexture is a dry etch processing system that enables lower reflectance and therefore higher cell efficiency.

LEAN SOLAR PVD

PVD is a process used in multiple steps in the manufacturing of solar cells such as for electrical contacts, conductor layers, reflective layers, and transparent conductive oxides all of which are critical to the efficiency of solar cells. The LEAN SOLAR PVD system can deposit all of these layers for a variety of c-Si PVD applications as well as thin film solar layers.

Semiconductor Equipment Market

Prior to January 2012, Intevac designed, manufactured and marketed vacuum wafer-handling automation equipment to the semiconductor manufacturing industry. In January 2012, Intevac divested the semiconductor mainframe technology and sold certain assets comprising its semiconductor mainframe technology to Brooks Automation, Inc. (“Brooks.”)

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

Intevac Photonics products primarily address the high performance military night-vision market. Key applications provide digital imagery in extremely low-light level conditions. Intevac provides these products for military aircraft, ground vehicles, and soldier head-mounted and weapon-mounted applications. In additional to military night-vision products, Intevac also develops and manufactures Raman spectroscopy systems for the detection and identification of materials in the chemical, biological and explosives threat detection (“CBNRE”), pharmaceutical, plastics and law enforcement industries.

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

Rifle Sight

Intevac offers low-light 1.3 mega-pixel EBAPS modules that are integrated by our customers into a weapon sight attached to weaponry including rifles for night time aiming and targeting.

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

Long-Range Target Identification

Intevac offers the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared camera for long range military night time surveillance systems that can identify targets at distances of up to twenty kilometers. Intevac Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by major defense contractors.

Soldier Mobility

Both the U.S. Army and Special Operations Command are sponsoring programs to develop binocular night vision goggles incorporating digitally fused low-light level and thermal image sensors. Both head-mounted digital imaging systems will allow low-light level and thermal imagery to be viewed individually or to be overlaid.

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

Commercial Products

Raman Materials Identification Instruments

Products include Raman spectroscopy systems that perform non-destructive identification of solid materials, powders and liquids by illuminating the sample with a laser and measuring the characteristic spectrum of light scattered from the tested sample. Raman spectroscopy can be used in forensics, homeland security, geology, gemology, medical, pharmaceutical and industrial quality assurance applications. Intevac has developed a series of Raman spectroscopy instruments that incorporate Intevac’s core NIR sensors to enable the detection and identification of critical materials in the CBNRE, pharmaceutical, plastics and law enforcement industries.

Low-Light Cameras

Intevac Photonics’ MicroVista® product line of commercial compact and lightweight low-light Complementary Metal–Oxide–Semiconductor (“CMOS”) cameras provides high sensitivity in the ultraviolet, visible or NIR regions of the spectrum for use in industrial inspection, bio-medical and scientific applications. These cameras are primarily sold through distribution channels and to original equipment manufacturers.

Backlog

Intevac’s backlog of orders at December 31, 2012 was $35.2 million, as compared to $32.9 million at December 31, 2011. Backlog at December 31, 2012 consisted of $8.9 million of Equipment backlog and $26.3 million of Intevac Photonics backlog. Backlog at December 31, 2011 consisted of $17.9 million of Equipment backlog and $15.0 million of Intevac Photonics backlog. The decrease in Equipment backlog was primarily the result of decreased orders for 200 Lean disk sputtering systems, upgrades and LEAN SOLAR systems. Backlog at December 31, 2012 does not include any 200 Lean systems or LEAN SOLAR systems, as compared to one LEAN SOLAR system in backlog at December 31, 2011. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2012, 2011, and/or 2010.

	2012	2011	2010
Seagate Technology	51%	41%	40%
U.S. Government	10%	*	*
HGST	*	12%	26%
Fuji Electric	*	*	12%

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 63% of revenue in 2012, 65% of revenue in 2011, and 77% of revenue in 2010. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Seagate, Western Digital and HGST. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. These competitors may have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Intevac Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Intevac Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, ITT Exelis and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac expects that other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins and Vuzix, both of which can offer cost-competitive products.

Marketing and Sales

Equipment sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China. The selling process for Intevac’s Equipment products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

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

Intevac maintains inventories of spare parts in the United States, Singapore, Malaysia, China and Europe to support its Equipment customers. Intevac often requires its Equipment customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory.

Intevac provides process and applications support, customer training, installation, start-up assistance and post-installation service support to Intevac’s Equipment customers. Intevac has field offices in Singapore, China, and Malaysia to support Intevac’s customers in Asia.

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

Intevac is subject to long sales cycles in the Photonics segment because many of Intevac’s products, such as Intevac’s night vision systems, typically must be designed into Intevac’s customers’ products, which are often complex and state-of-the-art. These development cycles are generally multi-year, and Intevac’s sales are dependent on Intevac’s customer successfully integrating Intevac’s product into its product, completing development of its product and then obtaining production orders for its product. Sales of these products are also often dependent on ongoing funding of defense programs by the U.S. government and its allies. Additionally, sales to international customers are contingent on issuance of export licenses by the U.S. government.

Sales of Intevac Photonics commercial products are made through a combination of direct sales, distributors and value added resellers and can also be subject to long sales cycles.

Intevac Photonics generally invoices its research and development customers either as costs are incurred, or as program milestones are achieved, depending upon the particular contract terms. As a government contractor, Intevac invoices customers using estimated annual rates approved by the Defense Contracts Audit Agency (“DCAA”).

Research and Development and Intellectual Property

Intevac’s long-term growth strategy requires continued development of new products. Intevac works closely with Intevac’s customers to design products that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States and Singapore.

Intevac invested $31.8 million (38.1% of net revenues) in fiscal 2012, $34.3 million (41.3% of net revenues) in fiscal 2011, and $27.9 million (13.8% of net revenues) in fiscal 2010 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 28.2% of net revenues on product development and engineering over the last five years.

Intevac’s competitive position significantly depends on Intevac’s research, development, engineering, manufacturing and marketing capabilities, and not just on Intevac’s patent position. However, protection of Intevac’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Intevac’s practice is to file patent applications in the United States and other countries for inventions that Intevac considers important. Intevac has more than 250 patents in the United States and other countries, and additional applications are pending for new inventions. Although Intevac does not consider Intevac’s business materially dependent upon any one patent, the rights of Intevac and the products made and sold under Intevac’s patents along with other intellectual property, including trademarks, know-how, trade secrets and copyrights, taken as a whole, are a significant element of Intevac’s business.

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

Intevac Photonics products are manufactured at Intevac’s facilities in California and Wyoming. Intevac Photonics manufactures sensors, cameras, integrated camera systems, compact Raman spectroscopy instruments and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At December 31, 2012, Intevac had 387 employees, including 12 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 22, 2013 is listed below:

Name	Age	Position
Executive Officers:
Norman H. Pond	74	Chairman of the Board and Chief Executive Officer
Jeffrey Andreson	51	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Andres Brugal	55	Executive Vice President and General Manager, Intevac Photonics
Michael Russak	66	Executive Vice President and General Manager, Hard Disk Equipment Products
Christopher Smith	53	Executive Vice President, Emerging Markets

Other Key Officers:
Babak Adibi	58	Vice President and General Manager, Solar Implant
Verle Aebi	58	Chief Technology Officer, Intevac Photonics
James Birt	48	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	53	Vice President, Technology, Equipment Products
Kimberly Burk	47	Vice President, Human Resources
Timothy Justyn	50	Vice President of Operations, Intevac Photonics
William Maffucci	56	Vice President of Strategic Development, Intevac Vision Systems

Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. Mr. Pond has served as Chief Executive Officer from November 2012 until the present. Mr. Pond also served as President and Chief Executive Officer from September 2001 through January 2002 and from February 1991 until July 2000. Mr. Pond also held executive management positions at Varian Associates and Teledyne. Mr. Pond holds a BS in physics from the Missouri Institute of Science and Technology and an MS in physics from the University of California at Los Angeles.

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

Dr. Adibi joined Intevac in November 2010 as Vice President and General Manager, Solar Implant. Prior to joining Intevac, Dr. Adibi was President, Chief Technology Officer and Co-Founder of Solar Implant Technologies. Prior to founding Solar Implant Technologies, Dr. Adibi worked for Silicon Genesis Corporation from 2006 to 2008 as the General Manager of the Solar Equipment Division. From 2003 to 2006 he served as Vice President in the Laser Annealing Product Division of Ultratech. Previously, Dr. Adibi was employed by Applied Materials from 1985 to 2003. While at Applied Materials he held a variety of executive-level engineering positions. Dr. Adibi holds numerous patents in the area of ion implantation, a PhD in ion implantation and semiconductors and a MS in nuclear power from Surrey University in England and a BS in physics from the Imperial College of London.

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

Mr. Maffucci joined Intevac in November 2007 as Managing Director of Intevac’s Creative Display Systems subsidiary and currently serves as Vice President of Strategic Development, Intevac Vision Systems. Mr. Maffucci was the co-founder, Vice President and Chief Operating Officer of Creative Display Systems until its acquisition by Intevac in 2007. Prior to founding Creative Display Systems, Mr. Maffucci worked for Rockwell-Collins Optronics / Kaiser Electro-Optics from 1993 to 2006 in a variety of executive-level management positions where his most recent position was Sr. Director, Displays Business Unit. Mr. Maffucci holds a BS in Mechanical Engineering from the University of California, Davis.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were severely depressed from mid-1998 until mid-2003 and grew rapidly from 2004 through 2006, followed by a downturn in the cycle in late 2007 which continued through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011 and 2012, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. For example, while we previously believed that our sales would continue to be depressed through 2012, we now believe that the cycle will continue through at least 2013.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in enterprise applications and smaller form factors such as tablets, smart-phones, ultra-books, notebook personal computers instead of hard disk drives. Tablet computing devices and smart-phones have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as ITT Exelis and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean system, our LEAN SOLAR systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Economic conditions worldwide have contributed to decreased spending by our customers and a slowdown in the hard disk drive industry. These factors have adversely impacted our operating results and have caused us to be cautious about our future outlook. Our customers also continue to remain cautious about the economy. Negative macroeconomic and global recessionary factors, further volatility or disruption in the capital and credit markets or further uncertainty or weakening in key markets could negatively impact spending for our products and may materially adversely affect our business, operating results and financial condition.

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

As a global company, we are subject to taxation in the United States, Singapore and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future effective tax rate could be affected by: (1) changes in tax laws; (2) the allocation of earnings to countries with differing tax rates; (3) changes in worldwide projected annual earnings in current and future years: (4) accounting pronouncements; or (5) changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be different from the treatment reflected in our historical income tax provisions and accruals, which could result in additional payments by Intevac.

Intevac enjoys a tax holiday in Singapore for a portion of its business through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We may lose our eligibility for such benefits if, among other things, these requirements are not met or if Intevac incurs net losses in Singapore for which it cannot claim a deduction. Loss of these tax benefits could result in our income in Singapore being taxed at the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of 0%. A loss of all or part of these tax benefits would adversely affect our results of operations and cash flows.

We booked significant tax benefits in 2008, 2009, and 2011 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believed we would generate taxable income. In 2012, the Company established a $23.4 million non-cash valuation allowance against certain of its U.S. deferred tax assets based upon an evaluation of all available objectively verifiable evidence, including but not limited to the cumulative loss incurred over the three-year period ended December 31, 2012 by the Company’s U.S. operations. The establishment of the non-cash valuation allowance on the Company’s U.S. deferred tax assets did not have any impact on its cash, nor does such an allowance preclude the Company from utilizing its tax losses, tax credits or other deferred tax assets in future periods.

Intevac will need to generate approximately $44.2 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets, recorded as of December 31, 2012. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or the entire remaining deferred tax assets which are primarily attributable to our Singapore operation.

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

As a result of our acquisitions, we have significant intangible assets and had significant goodwill on our balance sheet. We test these assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2012, as a result of a decline in our market capitalization and a reduction in our revenue expectations we recorded a goodwill impairment charge in the amount of $18.4 million. We will continue to evaluate the carrying value of our intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 6 “Goodwill and Purchased Intangible Assets, Net” in the Notes to the Consolidated Financial Statements for additional information related to impairment of goodwill and intangible assets.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of SIT and in 2012 we completed the sale of certain semiconductor mainframe technology assets to Brooks. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We are subject to risks of non-compliance with environmental and other governmental regulations.

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. If we fail to comply with current or future regulations, such failure could result in suspension of our operations, alteration of our manufacturing process, remediation costs or substantial civil penalties or criminal fines against us or our officers, directors or employees. Additionally, these regulations could require us to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with them.

We are also subject to a variety of other governmental regulations and may incur significant costs associated with the compliance with these regulations. For example rules adopted by the SEC to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture. Compliance with these regulations is likely to result in additional costs and expenses or may affect the sourcing and availability of the components used in the products we manufacture.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2012, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, CA	169,583	Corporate Headquarters; Equipment and Intevac Photonics Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	11,973	Intevac Photonics Sensor Fabrication
Laramie, WY	12,000	Intevac Photonics Raman Spectrometer Manufacturing
Carlsbad, CA	10,360	Intevac Photonics Micro Display Product Manufacturing
Singapore	31,947	Equipment Manufacturing and Customer Support
Malaysia	1,291	Equipment Customer Support
Taiwan	3,003	Equipment Customer Support
Shenzhen, China	2,568	Equipment Customer Support

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 22, 2013, there were 98 holders of record. In fiscal years 2012 and 2011, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2012:
First Quarter	$9.14	$7.33
Second Quarter	8.76	7.14
Third Quarter	7.83	5.10
Fourth Quarter	6.01	4.39
Fiscal 2011:
First Quarter	$15.26	$11.03
Second Quarter	12.47	9.43
Third Quarter	10.21	6.42
Fourth Quarter	8.55	6.11

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ Stock Market Total Return Index, a broad market index published by the Center for Research in Security Prices (“CRSP”), and the NASDAQ Computer Manufacturers Stock Total Return Index compiled by CRSP. The comparison for each of the periods assumes that $100 was invested on December 31, 2007 in Intevac’s Common Stock, the stocks included in the NASDAQ Stock Market Total Return Index and the stocks included in the NASDAQ Computer Manufacturers Stock Total Return Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2007

AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX AND

NASDAQ COMPUTER MANUFACTURERS STOCK TOTAL RETURN INDEX

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Intevac, Inc.	$100	$35	$79	$96	$51	$31
Nasdaq Stock Market Total Return Index	100	61	88	104	105	124
Nasdaq Computer Manufacturers Total Return Index	100	42	92	132	155	196

Item 6.    Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Net revenues	$83,424	$82,974	$202,526	$77,981	$110,307
Gross profit	$34,158	$30,431	$87,672	$32,720	$43,339
Operating income (loss)	$(42,533)	$(30,741)	$31,238	$(17,347)	$(30,471)
Net income (loss)	$(55,319)	$(21,975)	$28,049	$(10,077)	$(15,345)
Earnings (loss) per share:
Basic	$(2.37)	$(0.96)	$1.26	$(0.46)	$(0.71)
Diluted	$(2.37)	$(0.96)	$1.22	$(0.46)	$(0.71)
At year end:
Total assets	$172,503	$225,821	$251,771	$203,378	$189,169

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment to the PV industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification and for commercial applications in the inspection, medical, scientific, pharmaceutical and security industries. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors; and medical, scientific, pharmaceutical and other industrial companies. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology to Brooks. During the third quarter of 2012, Intevac wrote-off a promissory note receivable and a deferred profit liability related to certain thin-film PV equipment sold in a previous year due to the insolvency of the customer. During the fourth quarter of 2012, Intevac recorded a goodwill and intangibles impairment charge in the amount of $18.4 million and established a $23.4 million deferred tax valuation allowance against its U.S. deferred tax assets.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing products for PV solar cell manufacturing. Intevac believes that expansion into this market, which is significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands, except percentages and per share amounts)
Net revenues	$83,424	$82,974	$202,526	$450	$(119,552)
Gross profit	34,158	30,431	87,672	3,727	(57,241)
Gross margin percent	40.9%	36.7%	43.3%	4.2 points	(6.6) points
Net income (loss)	(55,319)	(21,975)	28,049	(33,344)	(50,024)
Earnings (loss) per diluted share	$(2.37)	$(0.96)	$1.22	$(1.41)	$(2.18)

Fiscal 2010 financial results reflected improved conditions as Intevac’s Equipment customers took delivery of systems to increase their production capacity in response to the increasing demand for hard drives resulting from a general increasing demand for digital storage in multiple applications. In fiscal 2010 Intevac also invested heavily in the development of its PV solar manufacturing products and in late 2010, Intevac acquired SIT to develop ion implementation systems for PV cell manufacturing. Selling, general and administrative expenses during fiscal 2010 included variable compensation expenses, legal expenses associated with an arbitration proceeding covering Intevac’s holdings of auction rate securities (“ARS”) and transaction costs associated with the acquisition of SIT.

Fiscal 2011 financial results reflected a challenging environment that resulted from consolidations in the hard drive industry, a natural disaster (flood) in Thailand, and the impact of U.S. government defense budget delays. Net revenues during fiscal 2011 reflected lower equipment sales to hard drive manufacturers and lower Intevac Photonics’ contract research and development (“R&D”) offset in part by higher Intevac Photonics military product sales. Intevac sold fewer 200 Lean systems in fiscal 2011, as Intevac’s hard drive customers delayed equipment purchases during the extended regulatory approval process for the two acquisitions by Seagate and Western Digital. Also Intevac’s hard drive customers had invested heavily in increased production capacity in the previous year, which met some of their 2011 capacity needs. Finally, floods in Thailand resulted in supply chain disruptions for Intevac’s hard drive customers. During fiscal 2011, Intevac also continued its efforts to diversify the equipment business and recognized the first revenue on its PV and semiconductor products. For fiscal 2011, Intevac Photonics product revenue from low-light sensors and cameras increased; however, contract R&D revenue declined as certain R&D contracts had been completed in the prior year and contract funding for several large programs was impacted due to delays in U.S. government defense budget approvals. The fiscal 2011 net loss reflected lower net revenues and increased operating expenses from the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010, offset in-part by reduced variable compensation expenses and recognition of an income tax benefit. During fiscal 2011, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

Fiscal 2012 financial results reflected a challenging environment as the global economic slowdown resulted in lower sales of personal computers and consumer electronic applications and lower hard drive unit shipments by hard drive manufacturers. Personal computer sales were also negatively impacted by changing consumer trends toward higher usage of mobile and tablet devices. Although the hard drive industry continues to expect growth in the enterprise data storage market segment which includes on-line, centralized storage or “cloud” storage and near-line applications, the transition to cloud storage resulted in lower hard drive shipments in the near term. With hard drive unit shipments down year over year, the Company shipped only two 200 Lean systems for capacity during 2012. However, Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, declining growth rate in areal density improvements, the need for corporations to replace and update employee computers, increased information technology spending to support the transition to cloud storage and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above. In fiscal 2012, Intevac completed a customer qualification on its PV Etch manufacturing product as well as delivered two beta ion implant systems that are under-going qualification. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology to Brooks.

In fiscal 2012, Intevac Photonics business levels grew driven primarily by the recovery of the contract R&D business, as several key U.S. defense programs received budgetary funding in late 2011 and Intevac was awarded a major development contract with the U.S. Army in the second quarter of 2012. The U.S. military continues to develop night vision solutions based on Intevac’s digital low-light sensor technology. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

The fiscal 2012 net loss reflected slightly higher net revenues, improved gross margins, increased operating expenses from the inclusion of the $18.4 million goodwill and intangibles impairment charge and the $3.0 million write-off of a promissory note receivable and higher income tax expenses from the establishment of a $23.4 million deferred tax valuation allowance. During fiscal 2012, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

In fiscal 2013, Intevac expects that the effect of macro-economic environment conditions on demand for personal computers from consumers and corporations, the continued proliferation of tablets and the increase in centralized storage will continue to negatively impact the hard drive equipment business. The Company therefore expects that capacity shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2012. In 2013, Intevac expects increased sales of PV equipment as Intevac completes its production qualifications, which Intevac expects will lead to production orders and additional customers in the solar market. For fiscal 2013, Intevac expects that Intevac Photonics business levels are expected to be flat to up slightly from 2012 as the business completes its major development contract with the U.S. Army in advance of the first large scale production shipments that will begin in late 2013.

Results of Operations

Net revenues

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Equipment	$52,538	$54,878	$168,252	$(2,340)	$(113,374)
Intevac Photonics
Contract R&D	15,755	7,124	18,309	8,631	(11,185)
Products	15,131	20,972	15,965	(5,841)	5,007

	30,886	28,096	34,274	2,790	(6,178)

Total net revenues	$83,424	$82,974	$202,526	$450	$(119,552)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks and PV cells, and related equipment and system components; revenue from contract R&D related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products and Raman spectroscopy instruments.

The decrease in Equipment revenues in 2012 was due primarily to a decrease in the number of 200 Lean systems delivered to hard disk drive manufacturers. Intevac delivered two 200 Lean systems in 2012 compared to three 200 Lean systems in 2011 and compared to twenty-six 200 Lean systems in 2010. During fiscal 2012 Intevac recognized revenue on its first LEAN SOLAR NanoTexture etch system for PV applications. During fiscal 2011, Intevac recognized revenue on the first LEAN SOLAR deposition systems and from its semiconductor products. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology to Brooks. Revenues from disk equipment technology upgrades and spare parts increased in 2012 versus 2011 as Intevac’s customers invested in upgrades for 200 Lean systems which increase the efficiency of target material sputtered onto hard disk drives. Revenues from disk equipment technology upgrades and spare parts decreased in 2011 versus 2010 as Intevac’s customers delayed equipment purchases due to the pending industry consolidation as well as reduced need for upgrades in light of the level of new equipment purchased in fiscal 2010.

Equipment revenues in 2013 are expected to increase slightly from 2012 levels due to increased revenue from Intevac’s new PV equipment products partially, offset by a reduction in technology upgrade sales for the hard drive installed base. Increases in system sales for the hard drive industry will be driven by the need for incremental manufacturing capacity which is currently in an over-supply condition that is expected to remain through 2013. Increases in PV equipment products will be driven by the adoption of new vacuum technologies in the manufacturing of solar cells for both existing and new production lines.

Intevac Photonics revenues increased by 9.9% to $30.9 million in 2012 over 2011 and decreased by 18.0% to $28.1 million in 2011 from 2010. Contract R&D revenue in 2012 increased as a result of a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications. The contract R&D revenue decrease in 2011 was the result of a lower volume of contracts due to the completion of several of Intevac Photonics’ large development contracts in 2010 and delays in U.S. government defense budget approvals. Photonics product revenue decreased in 2012 as a result of lower sales of low-light camera modules and a lower level of shipment volumes for long-range imaging products as well as lower sales of Raman spectroscopy products for commercial applications. Product revenues increased in 2011 due to higher sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s near-eye display products. In 2013, Intevac Photonics revenue is expected to increase slightly from 2012 levels. Substantial growth in future Intevac Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Intevac’s backlog of orders at December 31, 2012 was $35.2 million, as compared to $32.9 million at December 31, 2011 and $46.7 million at December 31, 2010. Equipment backlog at December 31, 2012 was $8.9 million compared to $17.9 million at December 31, 2011 and $27.3 million at December 31, 2010. Intevac Photonics backlog at December 31, 2012 was $26.3 million as compared to $15.0 million at December 31, 2011 and $19.4 million at December 31, 2010. Equipment backlog at December 31, 2012 did not include any 200 Lean or LEAN SOLAR systems, as compared to one LEAN SOLAR system at December 31, 2011, and two 200 Lean systems and two LEAN SOLAR systems at December 31, 2010.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2012, 2011, and/or 2010.

	2012	2011	2010
Seagate Technology	51%	41%	40%
U.S. Government	10%	*	*
HGST	*	12%	26%
Fuji Electric	*	*	12%

*	Less than 10%

The magnetic disk manufacturing industry consists of a small number of large manufacturers. Sales in 2012 to the U.S. government represent contract R&D under contracts with the U.S. Army and the U.S. Navy.

International sales totaled $52.6 million, $54.1 million, and $155.0 million in 2012, 2011, and 2010, respectively, accounting for 63%, 65%, and 77% of net revenues. The decrease in international sales in 2012 vs. 2011 was primarily due to lower net revenues from Intevac Photonics’ digital night-vision camera sold to a NATO customer. The decrease in international sales in 2011 vs. 2010 was primarily due to decreases in net revenues from disk sputtering systems. Substantially all of Intevac’s international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies.

Gross margin

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands, except percentages)
Equipment gross profit	$23,594	$22,318	$79,472	$1,276	$(57,154)
% of Equipment net revenues	44.9%	40.7%	47.2%
Intevac Photonics gross profit	$10,564	$8,113	$8,200	$2,451	$(87)
% of Intevac Photonics net revenues	34.2%	28.9%	23.9%
Total gross profit	$34,158	$30,431	$87,672	$3,727	$(57,241)
% of net revenues	40.9%	36.7%	43.3%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 44.9% in 2012 compared to 40.7% in 2011 and 47.2% in 2010. Fiscal 2012 gross margins improved over fiscal 2011 due primarily to a higher mix of upgrades and spares shipments as well as higher system margins, offset in part by lower factory utilization and higher provisions for inventory reserves. Fiscal 2011 gross margins declined over fiscal 2010 due to lower volume and unabsorbed factory utilization costs. Gross margins in the Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 34.2% in 2012 compared 28.9% in 2011 and 23.9% in 2010. The improvement in gross margin in 2012 resulted primarily from cost reductions associated with digital night-vision products and warranty offset by slightly lower margins on contract R&D. The increase in gross margin in 2011 resulted primarily from improved margins associated with Intevac Photonics’ high volume digital night vision production shipments for a NATO customer and lower warranty provisions. Manufacturing costs for the digital night vision product decreased in 2012 and 2011 as a result of cost reductions and yield improvements.

Research and development

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Research and development expense	$31,762	$34,287	$27,918	$(2,525)	$6,369

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

Research and development spending decreased for Equipment during 2012 as compared to 2011 due primarily to lower spending on prototype materials for PV development and the discontinuance of semiconductor equipment development. Research and development spending increased for Equipment during 2011 as compared to 2010 due primarily to increased PV development and the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010.

Research and development spending decreased for Intevac Photonics during 2012 as compared to 2011 due to a higher volume of billable contract R&D efforts and cost containment efforts taken early in 2012. Research and development spending increased for Intevac Photonics during 2011 as compared to 2010 due primarily to an increase in yield improvement efforts, offset in part by cost containment efforts. Research and development expenses do not include costs of $11.3 million, $4.9 million, and $12.9 million, in 2012, 2011, and 2010, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Selling, general and administrative expense	$25,700	$26,844	$28,516	$(1,144)	$(1,672)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac also sells its equipment through distributors in Japan and China. Intevac has offices in Singapore, Malaysia and China to support Intevac’s equipment customers in Asia.

Selling, general and administrative expenses decreased in 2012 over the amount spent in 2011 due primarily to the lower charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition and cost containment efforts. Selling, general and administrative expenses decreased in 2011 over the amount spent in 2010 due primarily to the reduction in variable compensation accruals offset in part by acquisition-related charges and increased equity compensation expense. Selling, general and administrative expense include costs of $(219,000), $1.2 million and $108,000, in 2012, 2011 and 2010, respectively, in charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition.

Bad debt expense

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Bad debt expense	$3,017	$41	$—	$2,976	$41

During the third quarter of 2012 Intevac wrote off a promissory note receivable and the related deferred profit liability from the sale of certain thin-film PV equipment in a previous year and incurred bad debt expense of $3.0 million due to the insolvency of the customer. See Note 5 “Balance Sheet Details” in the notes to the consolidated financial statements for additional information related to the write-off.

Impairment of goodwill and intangibles

Goodwill and Intevac’s indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired. In the fourth quarter of 2012, Intevac performed its 2012 annual assessment of impairment. Intevac’s reporting units for goodwill impairment testing purposes are consistent with the reportable segments: Equipment and Intevac Photonics. Intevac tested goodwill for possible impairment by first determining the fair value of the related reporting unit and then comparing this value to the recorded net assets of the reporting unit.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Intevac used two valuation methodologies, the market approach and the income approach, to determine the fair value for its reporting units. In the Equipment reporting unit the market approach was weighted at 75% and the income approach was weighted at 25% due to the uncertainty in the near term forecast. In the Intevac Photonics reporting unit, the income approach and the market approach were given equal weighting. Under the income approach, the fair value of each reporting unit was calculated based on the present value of estimated future cash flows, which were arrived at by evaluating historical trends, current budgets, operating plans and industry data. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation included revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. The market approach looked at the valuations of comparable public companies which Intevac selected based upon similar industries and products. Intevac then evaluated the reasonableness of the fair value calculations of the reporting units by reconciling the total of the fair values of the two reporting units to Intevac’s total market capitalization, taking into account an appropriate control premium. Intevac compared the carrying value of the reporting units to the fair value calculations.

The results of step one of the goodwill impairment analysis indicated that the fair values of both the Equipment and Intevac Photonics reporting units were less than their carrying values and potential impairment existed. Intevac completed the second step of the goodwill impairment analysis and determined that there would be no remaining implied value attributable to goodwill in either reporting unit and accordingly, Intevac wrote off all of the goodwill which amounted to $10.5 million in the Equipment reporting unit and $7.9 million in the Intevac Photonics reporting unit.

In the second half of 2012, the Company experienced a significant decline in its stock price which resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets. The impairment charge in the Equipment reporting unit was primarily driven by lower projected results compared to prior forecasts. In the third quarter of fiscal 2012, hard drive shipments were below industry expectations and forecasted hard drive units were expected to be down year over year for the second consecutive year. Also the timing of Intevac’s penetration strategy for the PV market was impacted by the overcapacity of PV manufacturers and the oversupply of solar panels in the market. In light of these events, Intevac lowered its near term forecast for the Equipment reporting unit. The impairment charge in the Intevac Photonics reporting unit was primarily driven by adverse equity market conditions in the Photonics industry due to concerns over lower U.S. government military spending and budget constraints that caused a decrease in current market multiples compared with prior years testing.

Intevac acquired in-process research and development (“IPR&D”) of $4.0 million in connection with the acquisition of SIT in November 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms of the acquisition. This IPR&D project is the development of Intevac’s ENERGi ion implantation process technology module for the LEAN SOLAR platform to be used in the manufacturing of PV solar cells. Intevac expects to complete development on this project in the first half of fiscal 2013. Upon completion of development and establishment of technological feasibility, Intevac will determine and begin amortization of the acquired IPR&D over its useful life.

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

Intevac also performed the annual impairment review of a tradename, an indefinite life intangible asset, during the fourth quarter of 2012 using a discounted cash flow model and the relief-from-royalty method. Based on this review, Intevac determined the carrying value of the tradename exceeded its fair value and recorded an impairment charge of $30,000.

Intevac will continue to evaluate the carrying value of intangible assets and if it is determined that there is a potential impairment; Intevac may record additional charges which would adversely affect its financial results. For further details, see note 6 in the notes to the consolidated financial statements.

Gain on sale of mainframe technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks and recorded a gain of $2.2 million. See Note 8 “Sale of Mainframe Technology” in the notes to the consolidated financial statements for additional information related to the gain on sale of the mainframe technology.

Interest income and other, net

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Interest income and other, net	$454	$635	$773	$(181)	$(138)

Interest income and other, net in 2012 included $806,000 of interest income on investments partially offset by $381,000 in realized losses on the sale of ARS and $78,000 of foreign currency losses. Interest income and other, net in 2011 included $847,000 of interest income on investments and a gain of $109,000 related to the sale of fixed assets partially offset by $308,000 in realized losses on the sale of ARS that were sold to the issuers at less than par value as part of tender offers and $32,000 of foreign currency losses. Interest income and other, net in 2010 included $899,000 of interest income on investments, a gain of $481,000 related to the remeasurement of Intevac’s pre- acquisition equity interest in SIT at the acquisition-date fair value, partially offset by $520,000 of foreign currency losses and $87,000 in net other expense. The decreases in interest income in 2012 and 2011 were driven by lower interest rates on Intevac’s investments.

Provision for (benefit from) income taxes

	Years Ended December 31,
	2012	2011	2010	Change 2012 vs. 2011	Change 2011 vs. 2010
	(in thousands)
Provision for (benefit from) income taxes	$13,240	$(8,131)	$3,962	$21,371	$(12,093)

Intevac’s effective income tax rate was (31.5%) for fiscal 2012, 27.0% for fiscal 2011, and 12.4% for fiscal 2010. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac enjoys a tax holiday in Singapore for a portion of its business through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012. Such objective negative evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant objective negative evidence, for the year ended December 31, 2012, a valuation allowance of $23.4 million has been added against the U.S. deferred tax asset balance as it was determined that it was more likely than not that it will not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 31, 2012, Intevac has recorded a net deferred tax asset of $10.9 million. Of this amount, $3.4 million is in the U.S. federal jurisdiction and $7.5 million is recorded in Singapore. The realization of the deferred tax asset is primarily dependent on Intevac generating sufficient taxable income in future fiscal years. Management believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its remaining deferred tax assets.

Business Combination

On November 19, 2010, Intevac acquired the outstanding shares of SIT, a privately-owned, development stage company, developing an ion implant module to be used in the manufacturing of PV solar cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and contingent consideration obligations with a fair value of $9.7 million payable in cash based on the achievement of certain product development milestones achieved over a specified period and revenue earnout on Intevac’s net revenue from commercial sales of certain products achieved over a specified period. On July 21, 2011, April 12, 2012, and July 1, 2012 Intevac made $2.4 million, $2.4 million and $956,000 in payments to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2012. As of December 31, 2012, Intevac has not made any payments associated with the revenue earnout obligation.

For further details, see Note 7 of notes to consolidated financial statements.

Recent Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board (“FASB”) amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This authoritative guidance becomes effective for Intevac in the first quarter of fiscal 2013. The implementation of this authoritative guidance is not expected to have a material impact on Intevac’s financial position or results of operations.

Liquidity and Capital Resources

At December 31, 2012, Intevac had $92.2 million in cash, cash equivalents, and investments compared to $114.8 million at December 31, 2011. During fiscal 2012, cash, cash equivalents and investments decreased by $22.7 million due primarily to cash used by operating activities, payment of acquisition-related contingent consideration and purchases of fixed assets partially offset by cash received from the sale of the mainframe technology and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$24,261	$23,560
Short-term investments	40,591	58,585
Long-term investments	27,317	32,677

Total cash, cash-equivalents and investments	$92,169	$114,822

Cash used by operating activities totaled $19.7 million in 2012 and $16.3 million in 2011. Cash generated by operating activities totaled $51.3 million in 2010. Lower operating cash flow in 2012 was a result of the net loss adjusted to exclude the effect of non-cash charges including, goodwill and intangible impairments, deferred taxes, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration, bad debt expense and equity-based compensation. Higher levels of working capital also contributed to the decrease in cash from operating activities as Intevac made investments for next generation PV products. Intevac continues to carefully manage working capital.

Accounts receivable totaled $19.8 million at December 31, 2012 compared to $18.6 million at December 31, 2011. The number of days outstanding for Intevac’s accounts receivable was 100 at December 31, 2012 compared to 88 at December 31, 2011. The increase in the receivable balance and days outstanding was due primarily to a higher level of unbilled receivables for contract R&D due to delays in approvals from the U.S. government. Net inventories totaled $26.2 million at December 31, 2012 compared to $18.1 million at December 31, 2011. Inventory turns were 1.7 in fiscal 2012 compared to 2.7 in fiscal 2011. The increase in the inventory balance and the decline in turns were due primarily to investments in inventories for next generation PV products including placing systems under evaluation agreements at customers. Accounts payable totaled $4.5 million at December 31, 2012 compared to $4.9 million at December 31, 2011. Customer advances decreased from $5.0 million at December 31, 2011 to $2.2 million at December 31, 2012.

Investing activities generated cash of $21.9 million in 2012, used cash of $70.2 million in 2011, and generated cash of $37.7 million in 2010. In 2012, proceeds from sales and maturities of investments, net of purchases, totaled $22.1 million. In 2011, purchases of investments, net of proceeds from sales and maturities, totaled $64.9 million. In 2010, proceeds from sales and maturities of investments, net of purchases, totaled $47.4 million. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash to Brooks. During 2010, Intevac acquired the outstanding shares of SIT for a preliminary aggregate purchase price of $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. Capital expenditures were $3.3 million in 2012, $5.6 million in 2011, and $7.1 million in 2010.

Financing activities used cash of $1.5 million in 2012 and generated cash of $535,000 in 2011 and $2.9 million in 2010. In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones are achieved over a specified period. On July 21, 2011, April 12, 2012, and July 1, 2012 Intevac made $2.4 million, $2.4 million, and $956,000 in payments to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2012. Subsequent to the SIT acquisition, Intevac paid in full $177,000 in notes payable to certain selling shareholders assumed upon the acquisition. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.9 million in 2012, $2.9 million in 2011, and $2.8 million in 2010.

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

Intevac previously held ARS that, due to their lack of liquidity, were categorized as Level 3 securities. Intevac did not hold any ARS at December 31, 2012. During 2012 Intevac sold ARS with a par value of $4.9 million, collected $4.5 million and recognized realized losses on the sales of $381,000. During 2011, Intevac participated in three tender offers, sold ARS with par values of $5.5 million, collected $5.2 million and recognized realized losses on the sales of $308,000. Additionally, during 2011, $500,000 of ARS were redeemed at par. On July 27, 2010, as a result of a favorable ruling from the Financial Industry Regulatory Authority arbitration panel, Intevac received $54.8 million from the repurchase of by Citigroup of previously held ARS at par including interest.

As of December 31, 2012, approximately $7.6 million of cash and cash equivalents and $7.6 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $5.0 million — $6.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2012:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$7,960	$2,196	$3,637	$2,127	$—
Purchase obligations and commitments[1]	7,771	7,771	—	—	—
Other long-term liabilities[2,4]	90	90	—	—	—

Total[3,4]	$15,821	$10,057	$3,637	$2,127	$—

1	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.

2	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $4.3 million of unrecognized tax benefits has been excluded from the table above.

3	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.

4	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

As of December 31, 2012, Intevac did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Income Taxes

Intevac accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. Deferred tax assets are also reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that it is more likely than not that its future taxable income will not be sufficient to realize its entire deferred tax assets.

The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, non-tax deductible expenses and availability of tax credits. Management carefully monitors the changes in many factors and adjusts the effective income tax rate as required. If actual results differ from these estimates, Intevac could be required to record additional valuation allowances on deferred tax assets or adjust its effective income tax rate, which could have a material adverse effect on Intevac’s business, financial condition and results of operations.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 13, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference.

Equity-Based Compensation

Intevac records compensation expense for equity-based awards using the Black-Scholes option pricing model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. Intevac also estimates the forfeiture of the equity-based awards. Estimating volatility, expected life and forfeitures requires significant judgment and an analysis of historical data. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.    Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating. Investments typically consist of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds and VRDNs.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at December 31, 2012.

	2013	2014	2015	2016	2017	Total	Fair Value
Cash equivalents
Variable rate amounts	$18,322	—	—	—	—	$18,322	$18,322
Weighted-average rate	0.10%	—	—	—	—
Short-term investments
Fixed rate amounts	$38,183	—	—	—	—	$38,183	$38,218
Weighted-average rate	1.89%	—	—	—	—
Variable rate amounts	$2,375	—	—	—	—	$2,375	$2,373
Weighted-average rate	1.64%	—	—	—	—
Long-term investments
Fixed rate amounts	—	$27,275	—	—	—	$27,275	$27,317
Weighted-average rate	—	2.09%	—	—	—
Total investment portfolio	$58,880	$27,275	—	—	—	$86,155	$86,230

Foreign exchange risk.    From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $491,000 at December 31, 2012. Intevac had no foreign currency forward exchange contracts during any of the years ended December 31, 2011 and 2010.

Item 8.    Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California

February 22, 2013

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$24,261	$23,560
Short-term investments	40,591	58,585
Trade, notes and other accounts receivable, net of allowances of $0 and $41 at December 31, 2012 and 2011, respectively ..	19,822	18,561
Inventories	26,193	18,070
Prepaid expenses and other current assets	2,120	7,114
Deferred income tax assets	—	2,202

Total current assets	112,987	128,092
Property, plant and equipment, net	13,426	14,449
Long-term investments	27,317	32,677
Goodwill	—	18,389
Other intangible assets, net of amortization of $2,887 and $2,344 at December 31, 2012 and 2011, respectively	5,868	6,441
Deferred income taxes and other long-term assets	12,905	25,773

Total assets	$172,503	$225,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,479	$4,857
Accrued payroll and related liabilities	4,194	4,205
Other accrued liabilities	8,489	9,887
Customer advances	2,193	5,040
Deferred income taxes	1,281	—

Total current liabilities	20,636	23,989
Other long-term liabilities	9,232	9,922
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 23,466 and 23,122 at December 31, 2012 and 2011, respectively	23	23
Additional paid-in-capital	151,996	146,307
Accumulated other comprehensive income	769	414
Retained earnings (accumulated deficit)	(10,153)	45,166

Total stockholders’ equity	142,635	191,910

Total liabilities and stockholders’ equity	$172,503	$225,821

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$67,669	$75,850	$184,217
Technology development	15,755	7,124	18,309

Total net revenues	83,424	82,974	202,526
Cost of net revenues:
Systems and components	37,932	47,601	101,975
Technology development	11,334	4,942	12,879

Total cost of net revenues	49,266	52,543	114,854
Gross profit	34,158	30,431	87,672
Operating expenses:
Research and development	31,762	34,287	27,918
Selling, general and administrative	25,700	26,844	28,516
Bad debt expense	3,017	41	—
Impairment of goodwill and intangible assets	18,419	—	—

Total operating expenses	78,898	61,172	56,434
Gain on sale of mainframe technology	2,207	—	—

Operating income (loss)	(42,533)	(30,741)	31,238
Interest income	806	847	899
Other income (expense), net	(352)	(212)	(126)

Income (loss) before income taxes	(42,079)	(30,106)	32,011
Provision (benefit) for income taxes	13,240	(8,131)	3,962

Net income (loss)	$(55,319)	$(21,975)	$28,049

Net income (loss) per share:
Basic	$(2.37)	$(0.96)	$1.26
Diluted	$(2.37)	$(0.96)	$1.22
Weighted average shares outstanding:
Basic	23,336	22,903	22,340
Diluted	23,336	22,903	22,977

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(55,319)	$(21,975)	$28,049
Other comprehensive income, before tax
Change in unrealized net loss on available-for-sale investments	486	217	3,072
Foreign currency translation gains	13	18	86

	499	235	3,158
Income tax expense related to items in other comprehensive income	(144)	(76)	(1,075)

Other comprehensive income, net of tax	355	159	2,083

Comprehensive income (loss)	$(54,964)	$(21,816)	$30,132

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	22,079	$22	$134,071	$(1,828)	$39,092	$171,357
Shares issued in connection with:
Exercise of stock options	224	1	1,740	—	—	1,741
Employee stock purchase plan	255	—	1,027	—	—	1,027
Net income tax detriment from activity in employee stock plans	—	—	(279)	—	—	(279)
Equity-based compensation	—	—	3,265	—	—	3,265
Net income	—	—	—	—	28,049	28,049
Other comprehensive income	—	—	—	2,083	—	2,083

Balance at December 31, 2010	22,558	$23	$139,824	$255	$67,141	$207,243
Shares issued in connection with:
Exercise of stock options	330	—	1,539	—	—	1,539
Employee stock purchase plan	234	—	1,385	—	—	1,385
Net income tax detriment from activity in employee stock plans	—	—	(471)	—	—	(471)
Equity-based compensation	—	—	4,030	—	—	4,030
Net loss	—	—	—	—	(21,975)	(21,975)
Other comprehensive income	—	—	—	159	—	159

Balance at December 31, 2011	23,122	$23	$146,307	$414	$45,166	$191,910
Shares issued in connection with:
Exercise of stock options	43	—	143	—	—	143
Employee stock purchase plan	301	—	1,726	—	—	1,726
Equity-based compensation	—	—	3,820	—	—	3,820
Net loss	—	—	—	—	(55,319)	(55,319)
Other comprehensive income	—	—	—	355	—	355

Balance at December 31, 2012	23,466	$23	$151,996	$769	$(10,153)	$142,635

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$(55,319)	$(21,975)	$28,049
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	3,936	4,880	5,307
Net amortization (accretion) of investment premiums and discounts	1,316	1,408	—
Net loss on sale of investments	363	308	—
Gain on acquisition	—	—	(481)
Impairment of goodwill and intangible assets	18,419	—	—
Amortization of intangible assets	543	543	554
Bad debt expense	3,017	41	—
Equity-based compensation	3,820	4,030	3,316
Deferred income taxes	(10,099)	(7,140)	(2,142)
Deferred income taxes valuation allowance	23,437	—	—
Excess tax benefits from equity-based compensation	—	—	(299)
Gain on sale of mainframe technology	(2,207)	—	—
Change in the fair value of acquisition-related contingent consideration	(219)	1,247	108
Loss (gain) on disposal of equipment	190	(78)	153
Changes in assets and liabilities:
Accounts receivable	(3,531)	7,309	18,845
Inventories	(8,738)	2,601	(1,555)
Prepaid expenses and other assets	6,089	87	(2,665)
Accounts payable	(378)	(705)	450
Accrued payroll and other accrued liabilities	2,492	(9,008)	9,987
Customer advances	(2,847)	173	(8,313)

Total adjustments	35,603	5,696	23,265

Net cash and cash equivalents provided by (used in) operating activities	(19,716)	(16,279)	51,314
Investing activities
Purchase of investments	(47,199)	(111,940)	(20,683)
Proceeds from sales and maturities of investments	69,360	47,039	68,050
Acquisition of SIT, net of cash acquired	—	—	(2,638)
Proceeds from sale of mainframe technology	3,000	—	—
Proceeds from sale of equipment	—	249	—
Purchase of equipment	(3,280)	(5,582)	(7,055)

Net cash and cash equivalents provided by (used in) investing activities	21,881	(70,234)	37,674
Financing activities
Proceeds from issuance of common stock	1,869	2,924	2,768
Payment of acquisition-related contingent consideration	(3,345)	(2,389)	—
Payment of notes payable assumed upon SIT acquisition	—	—	(177)
Excess tax benefits from equity-based compensation	—	—	299

Net cash and cash equivalents provided by (used in) financing activities	(1,476)	535	2,890
Effect of exchange rate changes on cash	12	18	50

Net increase (decrease) in cash and cash equivalents	701	(85,960)	91,928
Cash and cash equivalents at beginning of period	23,560	109,520	17,592

Cash and cash equivalents at end of period	$24,261	$23,560	$109,520

Cash paid (received) for:
Income taxes	$24	$336	$1,829
Income tax refund	$(4,608)	$(683)	$(481)

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

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, VRDNs and ARS, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The cost of investment securities sold is determined by the specific identification method.

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

Business Combinations

Intevac accounts for business combinations using the acquisition method of accounting. Transaction costs are expensed as incurred. IPR&D costs are capitalized as an intangible asset. Contingent consideration is recorded as a liability at the measurement date with subsequent re-measurements recorded as general and administrative expense. Costs for business restructuring and exit activities related to the acquired company are included in the post-combination financial results. During 2010, Intevac incurred $255,000 of acquisition-related costs which have been included in selling, general and administrative expenses on the consolidated statements of operations.

Trade Accounts and Notes Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade accounts receivables and notes receivable on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Purchased Intangible Assets

The purchase price of an acquired business is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility. The IPR&D will be subject to amortization upon commercialization. If the technology is abandoned, the IPR&D will be written-off.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 13, based on the

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2012, 2011 and 2010.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net losses from foreign currency transactions were $78,000, $32,000 and $520,000 in 2012, 2011 and 2010, respectively.

Comprehensive Income

The components of accumulated other comprehensive income (loss), were as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Accumulated net unrealized holding gain (loss) on available-for-sale investments	$75	$(411)
Income tax benefit	—	144

	75	(267)
Foreign currency translation gains	694	681

Total accumulated other comprehensive income	$769	$414

Employee Stock Plans

Intevac has equity-based compensation plans that provide for the grant to employees of equity-based awards, including incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares. In addition, these plans provide for the grant of non-statutory stock options and RSUs to non-employee directors and consultants. Intevac also has an employee stock purchase plan, which provides Intevac’s employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 2 for a complete description of these plans and their accounting treatment.

Recent Accounting Pronouncement

In July 2012, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This authoritative guidance becomes effective for Intevac in the first quarter of fiscal 2013. The implementation of this authoritative guidance is not expected to have a material impact on Intevac’s financial position or results of operations.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Descriptions of Plans

Equity Incentive Plans

At December 31, 2012, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan, the 2004 Equity Incentive Plan and the 1995 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2012, 4.5 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 31, 2012, 301,000 shares remained available for issuance under the ESPP.

The effect of recording equity-based compensation for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Equity-based compensation by type of award:
Stock options	$2,302	$2,924	$2,965
RSUs	201	—	—
Employee stock purchase plan	1,317	1,106	351

Total equity-based compensation	3,820	4,030	3,316
Tax effect on equity-based compensation	(870)	(1,030)	(1,068)

Net effect on net income (loss)	$2,950	$3,000	$2,248

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

	2012	2011	2010
Stock Options:
Weighed-average fair value of grants per share	$3.82	$5.98	$6.63
Expected volatility	63.56%	64.82%	67.75%
Risk free interest rate	0.73%	1.71%	1.69%
Expected term of options (in years)	4.60	4.75	4.52
Dividend yield	None	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,391,925	$12.03	5.53	$1,384,535
Options granted	404,005	$7.54
Options forfeited	(624,985)	$12.27
Options exercised	(42,537)	$3.36
Options outstanding at December 31, 2012	3,128,408	$11.52	4.08	$181,019
Vested and expected to vest at December 31, 2012	3,023,791	$11.59	4.02	$180,312
Options exercisable at December 31, 2012	2,318,070	$12.26	3.53	$146,497

The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $194,000, $1.9 million and $1.3 million, respectively. At December 31, 2012, Intevac had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.29 years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable at December 31, 2012 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$3.91 - $ 9.99	997,884	4.43	$6.55	580,388	$6.09
$10.00 - $19.99	1,904,524	3.92	$12.85	1,511,682	$13.16
$20.00 - $29.45	226,000	3.83	$22.15	226,000	$22.15

$3.91 - $29.45	3,128,408	4.08	$11.52	2,318,070	$12.26

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 31, 2011	—	$—	—	$—
Granted	110,001	$7.35
Vested	—	$—
Cancelled	(9,540)	$7.55
Non-vested RSUs at December 31, 2012	100,461	$7.33	1.86	$459,107
RSUs expected to vest at December 31, 2012	82,219	$7.33	1.73	$375,740

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 31, 2012, Intevac had $422,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of 2.04 years.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Stock Purchase Rights:
Weighed-average fair value of grants per share	$3.01	$4.84	$4.63
Expected volatility	62.36%	51.63%	55.20%
Risk free interest rate	0.28%	0.44%	0.41%
Expected term of purchase rights (in years)	1.68	1.36	0.73
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ESPP activity during the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(In thousands, except per share amounts)
Shares purchased	301	234	255
Weighted average purchase price per share	$5.73	$5.92	$4.02
Aggregate intrinsic value of purchase rights exercised	$304	$1,361	$2,180

As of December 31, 2012, Intevac had $957,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.7 years.

3.    Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted income (loss) per share:

	2012	2011	2010
	(In thousands, except per share amounts)
Net income (loss)	$(55,319)	$(21,975)	$28,049

Weighted-average shares — basic	23,336	22,903	22,340
Effect of dilutive potential common shares	—	—	637

Weighted-average shares — diluted	23,336	22,903	22,977

Net income (loss) per share — basic	$(2.37)	$(0.96)	$1.26

Net income (loss) per share — diluted	$(2.37)	$(0.96)	$1.22

Antidilutive shares based on employee awards excluded	3,008	2,699	1,896

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

4.    Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, and accounts and notes receivable. Intevac generally invests its excess cash in money market funds, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds and VRDNs. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 31, 2012 and 2011.

	2012	2011
U.S. Government	29%	*
Seagate Technology	24%	37%

*	Less than 10%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2012, 2011, and/or 2010.

	2012	2011	2010
Seagate Technology	51%	41%	40%
U.S. Government	10%	*	*
HGST	*	12%	26%
Fuji Electric	*	*	12%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in 2012, 2011, and 2010. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV manufacturing.

5.    Balance Sheet Details

Balance sheet details were as follows as of December 31, 2012 and 2011:

Trade, Notes and Other Accounts receivable, Net

Receivables consisted of the following components:

	December 31,
	2012	2011
	(in thousands)
Trade receivables and other	$14,877	$16,057
Unbilled costs and accrued profits	4,945	996
Current portion of promissory note receivable	—	1,549
Less: allowance for doubtful accounts	—	(41)

	$19,822	$18,561

Included in trade receivables at December 31, 2011 is the current portion of a discounted promissory note from a customer. The non-current portion of the note receivable of $3.0 million was included in other long-term assets.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The following table represents a reconciliation of the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Opening balance	$41	$55	$133
Bad debt expense	3,017	41	—
Write-offs	(3,058)	(55)	(78)

Closing balance	$—	$41	$55

Intevac held a promissory note from a customer which was secured by the equipment sold to this customer in a prior year under a product and sales agreement. The note was to be repaid in monthly installment payments ending in March 2015. The revenue associated with this sale had been accounted for under the installment method of accounting whereby revenue was recognized only to the extent cash had been received. During the third quarter of fiscal 2012, the customer became delinquent in its monthly installment payments and the note was put on non-accrual status. On September 27, 2012, the customer liquidated its operating assets in an auction. The equipment which collateralized the promissory note was sold in the liquidation auction and Intevac received the proceeds. On September 28, 2012, the customer announced that it was discontinuing its operations effective October 9, 2012 and Intevac concluded that none of the carrying value of the promissory note receivable was collectible and recorded a bad debt charge.

The following table summarizes the components of the bad debt expense for the year ended December 31, 2012 (in thousands):

Promissory note	$4,085
Deferred profit on installment sale	(1,028)
Cash recovery from liquidation sale	(40)

Bad debt expense	$3,017

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2012	2011
	(in thousands)
Raw materials	$14,921	$12,662
Work-in-progress	5,526	3,020
Finished goods	5,746	2,388

	$26,193	$18,070

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

	December 31,
	2012	2011
	(in thousands)
Leasehold improvements	$15,254	$14,936
Machinery and equipment	37,373	40,469

	52,627	55,405
Less accumulated depreciation and amortization	39,201	40,956

Total property, plant and equipment, net	$13,426	$14,449

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $1.6 million at December 31, 2012 and $1.9 million at December 31, 2011.

Accounts Payable

Included in accounts payable is $505,000 and $714,000 of book overdraft at December 31, 2012 and 2011, respectively.

Other Accrued Liabilities

	December 31,
	2012	2011
	(in thousands)
Deferred revenue	$4,641	$1,665
Accrued product warranties	2,259	2,586
Other taxes payable	729	714
Acquisition-related contingent consideration	265	3,942
Accrued income taxes	207	183
Other	388	797

Total other accrued liabilities	$8,489	$9,887

Other Long-Term Liabilities

	December 31,
	2012	2011
	(in thousands)
Acquisition-related contingent consideration	$4,886	$4,773
Accrued income taxes	4,256	4,191
Deferred profit	—	820
Accrued product warranties	90	138

Total other long-term liabilities	$9,232	$9,922

6.    Goodwill and Purchased Intangible Assets, Net

Goodwill and indefinite life intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite life intangible assets may be impaired.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intevac performed its annual goodwill impairment test in the fourth quarter of fiscal 2012, and, based on step one of the impairment analysis, Intevac determined that the fair values of both its Equipment and Intevac Photonics reporting units were less than their carrying value and potential impairment existed. Intevac completed the second step of the goodwill impairment analysis and determined that there would be no remaining implied value attributable to goodwill in either reporting unit and accordingly, Intevac wrote off all of the goodwill in both its Equipment and Intevac Photonics reporting units. In the second half of 2012, the Company experienced a significant decline in its stock price which resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.

Intevac also performed its annual impairment tests on its indefinite life intangible assets in the fourth quarter of fiscal 2012, and, based on the impairment analysis, Intevac determined that the indefinite life tradename was impaired and recorded an immaterial impairment charge. The IPR&D was not impaired.

Intevac conducted its annual impairment tests in the fourth quarter of fiscal 2011 and 2010 and the results of these tests indicated that Intevac’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

Information regarding goodwill by reportable segment for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012			December 31, 2011
	Equipment	Intevac Photonics	Total	Equipment	Intevac Photonics	Total
	(in thousands)
Beginning balance	$10,484	$7,905	$18,389	$10,484	$7,905	$18,389
Impairment charges	(10,484)	(7,905)	(18,389)	—	—	—

Ending balance	$—	$—	$—	$10,484	$7,905	$18,389

Information regarding other acquisition-related intangible assets is as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,181	$1,869	$1,312	$3,181	$1,472	$1,709
Purchased technology	1,145	679	466	1,145	533	612
Covenants not to compete	140	140	—	140	140	—
Backlog	199	199	—	199	199	—

Total amortizable intangible assets	4,665	2,887	1,778	4,665	2,344	2,321
IPR&D	4,000	—	4,000	4,000	—	4,000
Tradename	90	—	90	120	—	120

Total intangible assets	$8,755	$2,887	$5,868	$8,785	$2,344	$6,441

Intangible assets by segment as of December 31, 2012 are as follows: Equipment; $5.1 million and Intevac Photonics; $731,000.

Total amortization expense of purchased intangibles for the years ended December 31, 2012, 2011 and 2010 was $543,000, $543,000 and $554,000 respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 31, 2012, is as follows.

(In thousands)
2013	541
2014	363
2015	283
2016	281
2017	187
Thereafter	123

$1,778

7.    Business Combination

On November 19, 2010, Intevac acquired the outstanding shares of SIT, a privately-owned, development stage company, which was focused on creating an ion implant module to be used in the manufacturing of photovoltaic cells. Intevac’s primary reasons for this acquisition were to complement its existing product offerings and to provide opportunities for future growth. The preliminary aggregate purchase price was $12.4 million, which consisted of an initial cash payment totaling $2.7 million and a contingent consideration obligation with a fair value of $9.7 million payable in cash. In connection with the acquisition, Intevac acquired IPR&D, tangible assets, and goodwill and assumed tangible liabilities. Intevac also recorded a net deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

Intevac accounted for the acquisition of SIT as a business combination. Under business combination accounting, the assets and liabilities of SIT were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed. Subsequent to the acquisition, Intevac paid in full the outstanding notes payable to certain of the selling shareholders assumed upon the acquisition. The purchase price was allocated as follows:

(in thousands)
Cash	$38
Other current assets	2
Property, plant, and equipment	3
IPR&D	4,000
Goodwill	10,484
Long-term deferred tax assets	697

Total assets acquired	15,224
Notes payable to sellers	177
Current liabilities	526
Long-term deferred tax liabilities	1,524

Total liabilities assumed	2,227

Net assets acquired	$12,997

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2012.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on December 31, 2012 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of December 31, 2012, Intevac has not made any payments associated with the revenue earnout obligation.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of December 31, 2012. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$5,151	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	14.8% 2.0% — 43.0% (29.5%)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Beginning balance	$8,715	$9,857	$—
Contingent consideration acquired during the period	—	—	9,749
Changes in fair value	(219)	1,247	108
Cash payments made	(3,345)	(2,389)	—

Ending balance	$5,151	$8,715	$9,857

Prior to the acquisition, Intevac had an equity interest in SIT with a cost basis of $94,000 that was accounted for under the cost method. As a result of revaluing Intevac’s equity interest in SIT on the acquisition date, the Company recognized a gain of $481,000, which was included in other income, net, in the consolidated statement of operations for the year ended December 31, 2010.

Intevac’s consolidated financial statements include SIT’s operating results from the date of acquisition, November 19, 2010. The pro forma impact of the above acquisition was not significant to Intevac’s results for the year ended December 31, 2010.

8.    Sale of Mainframe Technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology to Brooks.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the gain (in thousands):

Cash proceeds	$3,000

Assets sold:
Inventories	589
Property, plant and equipment	178
Transaction and other costs	26

Gain on sale	$2,207

9.    Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31. 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$5,939	$—	$—	$5,939
Money market funds	18,322	—	—	18,322

Total cash and cash equivalents	$24,261	$—	$—	$24,261
Short-term investments:
Commercial paper	$2,495	$—	$—	$2,495
Corporate bonds and medium-term notes	19,539	13	4	19,548
Municipal bonds	1,203	1	—	1,204
U.S. treasury and agency securities	16,976	23	—	16,999
VRDNs	345	—	—	345

Total short-term investments	$40,558	$37	$4	$40,591
Long-term investments:
Corporate bonds and medium-term notes	$16,776	$33	$7	$16,802
Municipal bonds	1,000	2	—	1,002
U.S. treasury and agency securities	9,499	14	—	9,513

Total long-term investments	$27,275	$49	$7	$27,317

Total cash, cash equivalents, and investments	$92,094	$86	$11	$92,169

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,268	$—	$—	$14,268
Money market funds	4,845	—	—	4,845
Commercial paper	4,447	—	—	4,447

Total cash and cash equivalents	$23,560	$—	$—	$23,560
Short-term investments:
Commercial paper	$1,050	$—	$—	$1,050
Corporate bonds and medium-term notes	26,665	28	78	26,615
FDIC insured corporate bonds	9,596	23	—	9,619
Municipal bonds	4,898	10	—	4,908
U.S. treasury and agency securities	13,987	56	—	14,043
VRDNs	2,350	—	—	2,350

Total short-term investments	$58,546	$117	$78	$58,585
Long-term investments:
Corporate bonds and medium-term notes	$14,761	$16	$77	$14,700
U.S. treasury and agency securities	13,466	22	1	13,487
ARS	4,900	—	410	4,490

Total long-term investments	$33,127	$38	$488	$32,677

Total cash, cash equivalents, and investments	$115,233	$155	$566	$114,822

The contractual maturities of available-for-sale securities at December 31, 2012 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$56,505	$56,540
Due after one through two years	29,305	29,345
Due after ten years	345	345

	$86,155	$86,230

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2012.

	December 31, 2012
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

Corporate bonds and medium-term notes	$13,574	$11	$—	$—

All prices for the fixed maturity securities including U.S. Treasury and agency securities, commercial paper, corporate bonds, VRDNs and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 31, 2012.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$18,322	$18,322	$—
U.S. treasury and agency securities	26,512	9,702	16,810
Commercial paper	2,495	—	2,495
Corporate bonds and medium-term notes	36,350	—	36,350
Municipal bonds	2,206	—	2,206
VRDNs	345	—	345

Total recurring fair value measurements	$86,230	$28,024	$58,206

The following table presents the changes in Level 3 instruments which consisted of ARS which were classified as available-for-sale securities and which were measured on a recurring basis for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Opening balance	$4,490	$10,273	$66,249
Total gains (losses) for the period
Included in earnings	(381)	(308)	—
Included in other comprehensive income	410	217	3,074
Proceeds from sales	(1,748)	—	—
Proceeds from tender offers	(2,771)	(5,192)	—
Redemptions at par	—	(500)	(59,050)

Closing balance	$—	$4,490	$10,273

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $491,000 at December 31, 2012. There were no outstanding foreign currency derivatives at December 31, 2011.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal:
Current	$3	$(899)	$5,241
Deferred	17,160	(3,633)	(1,706)

	17,163	(4,532)	3,535
State:
Current	(13)	8	8
Deferred	—	—	—

	(13)	8	8
Foreign:
Current	(150)	141	419
Deferred	(3,760)	(3,748)	—

	(3,910)	(3,607)	419
Total	$13,240	$(8,131)	$3,962

Income (loss) before income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S	$(32,128)	$(15,078)	$384
Foreign	(9,951)	(15,028)	31,627

	$(42,079)	$(30,106)	$32,011

Effective tax rate	(31.5)%	27.0%	12.4%

The tax benefits associated with exercises of nonqualified stock options and disqualifying dispositions of stock acquired through incentive stock options and the employee stock purchase plan increased income taxes receivable by $299,000 in 2010. Such benefits were credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Vacation, warranty and other accruals	$1,489	$1,509
Depreciation and amortization	1,391	503
Intangible amortization	4,956	1,923
Inventory valuation	1,547	1,163
Deferred income	1,132	528
Equity-based compensation	7,440	6,655
Net operating loss, research and other tax credit carryforwards	35,693	27,097
Impairment losses on available-for-sale securities	—	144
Other	127	(281)

	53,775	39,241
Valuation allowance for deferred tax assets	(38,998)	(13,161)

Total deferred tax assets	14,777	26,080

Deferred tax liabilities:
Purchased technology	(1,653)	(1,524)
Unbilled revenue	(1,925)	(319)
Other	(304)	(318)

Total deferred tax liabilities	(3,882)	(2,161)

Net deferred tax assets	$10,895	$23,919

As reported on the balance sheet:
Current deferred tax assets	$—	$2,202
Non-current deferred tax assets	12,176	21,717
Current deferred tax liability	(1,281)	—

	$10,895	$23,219

Intevac accounts for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for the year ended December 31, 2012, a valuation allowance of $23.4 million has been added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. State research credit carry-forwards of $9.9 million do not expire.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax (benefit) at the federal statutory rate	$(14,728)	$(10,537)	$11,204
State income taxes, net of federal benefit	(15)	5	5
Valuation allowance	23,330	108	—
Effect of foreign operations taxes at various rates	(428)	1,653	(10,650)
Nondeductible goodwill impairment	3,670	—	—
Research tax credits	—	(1,200)	(500)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	367	852	187
Unrecognized tax benefits	1,044	988	3,716

Total	$13,240	$(8,131)	$3,962

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $23.6 million of undistributed earnings from non-U.S. operations as of December 31, 2012 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac enjoys a tax holiday in Singapore for a portion of its business through the tax years ending in 2015. The tax holiday provides a lower income tax rate on certain classes of income and the agreement requires that certain thresholds of business investment and employment levels be met in Singapore in order to maintain this holiday. As a result of this incentive, the impact of the tax holiday decreased income taxes by $1.6 million, $1.2 million and $5.1 million in 2012, 2011 and 2010, respectively. The benefit of the tax holiday on net income (loss) per share (diluted) was approximately $0.07, $0.05, and $0.22 in 2012, 2011 and 2010, respectively.

Included in prepaid expenses and other current assets at December 31, 2012 and 2011 is $912,000 and $5.7 million, respectively, of federal income taxes receivable which represents amounts available as a result of carryback of losses. As of December 31, 2012, the Company had federal NOL carryforwards available to offset future taxable income of approximately $15.1 million that expire between 2028 and 2032. As of December 31, 2012, the Company had state NOL carryforwards available to offset future state taxable income of approximately $53.2 million that expire between 2015 and 2032. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $18.4 million. Approximately $8.1 million of the credit carryforwards are available to offset future tax liabilities and expire between 2019 and 2031. The remaining amount is available indefinitely. Certain of these carryforwards, when realized, will be credited to additional paid-in capital.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the gross unrecognized tax benefits as of December 31, 2012, would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Beginning balance	$5,022	$4,494	$782
Additions based on tax positions related to the current year	978	928	3,712
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	(400)	—
Lapse of statute of limitations	—	—	—

Ending balance	$6,000	$5,022	$4,494

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2012 and 2011, Intevac recognized a net tax expense for interest of $65,000 and $61,000, respectively. As of December 31, 2012 Intevac had $130,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2007. Tax years 1999 through 2007 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. Tax years 2008 through 2012 generally remain open for examinations by the tax authorities. During fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. During 2012, the Internal Revenue Service completed its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 and 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

11.    Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $501,000, $540,000 and $438,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $210,000, $720,000 and $7.6 million, respectively for the years ended December 31, 2012, 2011 and 2010.

12.    Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2017 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term assets on the consolidated balance sheets is $649,000 of prepaid rent related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.0 million, $2.9 million and $3.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments at December 31, 2012 are as follows.

(In thousands)
2013	$2,196
2014	1,822
2015	1,815
2016	1,726
2017	401

$7,960

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table displays the activity in the warranty provision account for 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$2,724	$3,415
Expenditures incurred under warranties	(1,567)	(2,169)
Accruals for product warranties	1,288	1,543
Adjustments to previously existing warranty accruals	(96)	(65)

Ending balance	$2,349	$2,724

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

13.    Segment and Geographic Information

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 31, 2012 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin film properties for hard drive and solar cell manufacturers. Historically, the majority of Intevac’s revenue has been derived from the Equipment segment and Intevac expects that the majority of its revenues for the next several years will continue to be derived from the Equipment segment.

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

Information for each reportable segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

Net Revenues

	2012	2011	2010
	(in thousands)
Equipment	$52,538	$54,878	$168,252
Intevac Photonics	30,886	28,096	34,274

Total segment net revenues	$83,424	$82,974	$202,526

Operating Profit (Loss)

	2012	2011	2010
	(in thousands)
Equipment	$(19,934)	$(20,321)	$40,286
Intevac Photonics	(206)	(4,141)	(4,901)

Total segment operating profit (loss)	(20,140)	(24,462)	35,385

Unallocated costs	(6,181)	(6,279)	(4,147)
Impairment of goodwill and intangible assets	(18,419)	—	—
Gain on sale of mainframe technology	2,207	—	—

Operating income (loss)	(42,533)	(30,741)	31,238

Interest income	806	847	899
Other income and expense, net	(352)	(212)	(126)

Income (loss) before income taxes	$(42,079)	$(30,106)	$32,011

Depreciation and amortization

	2012	2011	2010
	(in thousands)
Equipment	$2,003	$2,901	$3,129
Intevac Photonics	1,806	1,369	1,354

Total segment depreciation and amortization	3,809	4,270	4,483

Unallocated costs	670	1,153	1,378

Total consolidated depreciation and amortization	$4,479	$5,423	$5,861

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Additions

	2012	2011	2010
	(in thousands)
Equipment	$1,260	$2,717	$1,540
Intevac Photonics	1,535	2,148	5,167

Total segment capital additions	2,795	4,865	6,707

Unallocated	485	717	348

Total consolidated capital additions	$3,280	$5,582	$7,055

Segment Assets

	2012	2011
	(in thousands)
Equipment	$37,376	$48,133
Intevac Photonics	27,052	29,947

Total segment assets	64,428	78,080

Cash and investments	92,169	114,822
Deferred income taxes	12,176	23,919
Other current assets	1,870	6,848
Common property, plant and equipment	1,211	1,366
Other assets	649	786

Consolidated total assets	$172,503	$225,821

Geographic revenue information for the three years ended December 31, 2012 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2012	2011	2010
	(in thousands)
United States	$30,845	$28,907	$47,554
Asia (*)	47,712	47,325	149,456
Europe	3,795	6,128	5,000
Rest of world	1,072	614	516

Total net revenues	$83,424	$82,974	$202,526

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at December 31 was as follows:

	2012	2011
	(in thousands)
United States	$12,962	$14,007
Asia	464	442

Net property, plant & equipment	$13,426	$14,449

14.    Subsequent Event

On February 1, 2013, the Company announced a reduction-in-force to reduce costs that is expected to affect approximately 13 percent of its global workforce. The Company expects the reduction-in-force to reduce costs by approximately $4.5 million to $5.0 million on an annual basis. The Company expects to incur one-time cash charges of approximately $500,000 in severance pay expenses and related cash expenses in connection with the workforce reduction.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 29, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Net sales	$17,315	$31,791	$16,834	$17,483
Gross profit	6,824	14,254	5,732	7,340
Net loss	(3,161)	(1,493)	(8,007)	(42,658)
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.34)	$(1.82)

	Three Months Ended
	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Net sales	$17,423	$27,585	$19,321	$18,645
Gross profit	6,380	10,137	7,518	6,395
Net loss	(7,031)	(2,619)	(6,116)	(6,209)
Basic and diluted loss per share	$(0.31)	$(0.11)	$(0.27)	$(0.27)

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2012. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) as of December 31, 2012, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

February 22, 2013

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders(2)	3,228,869	$11.52	1,508,163
Equity compensation plans not approved by security holders	—	—	—

Total	3,228,869	$11.52	1,508,163

(1)	Excludes securities reflected in column (a).

(2)	Included in the column (c) amount are 301,417 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2012” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statements

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements:

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

2.  Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Registrant
3.2(2)	Bylaws of the Registrant, as amended
10.1+(3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended
10.2+(4)	The Registrant’s 2004 Equity Incentive Plan, as amended
10.3+(5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended
10.4+(5)	The Registrant’s 2012 Equity Incentive Plan
10.5+(5)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan
10.6+(5)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan
10.7+(5)	Form of Stock Option Agreement for 2012 Equity Incentive Plan
10.8(6)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Seventh Amendments
10.9+(3)	The Registrant’s 401(k) Profit Sharing Plan
10.10(7)	Director and Officer Indemnification Agreement
10.11+(8)	The Registrant’s Executive Incentive Plan
10.12+	Separation Agreement and Release of Kevin Fairbairn dated November 30, 2012
10.13+(9)	Form of Severance Agreement (CFO)
10.14+(9)	Form of Severance Agreement (Non-CFO)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 75)
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008

(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)

(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011

(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012

(6)	Previously filed as an exhibit to the Company’s Form 10-K filed February 25, 2011

(7)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009

(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 26, 2012

+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

INTEVAC, INC.

/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman Pond and Jeffrey Andreson and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NORMAN H. POND (Norman H. Pond)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ JEFFREY ANDRESON (Jeffrey Andreson)	Executive Vice President, Finance and Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)	February 22 2013

/s/ DAVID S. DURY (David S. Dury)	Director	February 22, 2013

/s/ STANLEY J. HILL (Stanley J. Hill)	Director	February 22, 2013

/s/ THOMAS M. ROHRS (Thomas M. Rohrs)	Director	February 22 2013

/s/ JOHN F. SCHAEFER (John F. Schaefer)	Director	February 22, 2013

/s/ PING YANG (Ping Yang)	Director	February 22, 2013