Form 10-Q
period 2013-03-30
INTEVAC INC
filed 2013-04-30
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On April 30, 2013, 23,778,779 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$24,842	$24,261
Short-term investments	42,630	40,591
Trade and other accounts receivable, net of allowances of $0 at both March 30, 2013 and at December 31, 2012	10,342	19,822
Inventories	25,943	26,193
Prepaid expenses and other current assets	2,111	2,120

Total current assets	105,868	112,987
Property, plant and equipment, net	12,672	13,426
Long-term investments	26,154	27,317
Intangible assets, net of amortization of $2,743 at March 30, 2013 and $2,887 at December 31, 2012	5,642	5,868
Deferred income taxes and other long-term assets	13,620	12,905

Total assets	$163,956	$172,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,308	$4,479
Accrued payroll and related liabilities	4,571	4,194
Other accrued liabilities	7,783	8,489
Customer advances	1,438	2,193
Deferred income taxes	1,281	1,281

Total current liabilities	18,381	20,636
Other long-term liabilities	9,532	9,232
Stockholders’ equity:
Common stock, $0.001 par value	24	23
Additional paid-in capital	153,688	151,996
Accumulated other comprehensive income	748	769
Accumulated deficit	(18,417)	(10,153)

Total stockholders’ equity	136,043	142,635

Total liabilities and stockholders’ equity	$163,956	$172,503

Note: Amounts as of December 31, 2012 are derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$8,885	$14,768
Technology development	4,097	2,547

Total net revenues	12,982	17,315
Cost of net revenues:
Systems and components	6,307	8,819
Technology development	3,161	1,672

Total cost of net revenues	9,468	10,491

Gross profit	3,514	6,824
Operating expenses:
Research and development	6,358	9,213
Selling, general and administrative	5,971	6,773

Total operating expenses	12,329	15,986
Gain (loss) on divestitures	(208)	2,207

Loss from operations	(9,023)	(6,955)
Interest income and other, net	80	372

Loss before income taxes	(8,943)	(6,583)
Benefit from income taxes	679	3,422

Net loss	$(8,264)	$(3,161)

Net loss per share:
Basic and Diluted	$(0.35)	$(0.14)
Weighted average common shares outstanding:
Basic and Diluted	23,663	23,218

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands)
Net loss	$(8,264)	$(3,161)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(15)	130
Foreign currency translation gains (losses)	(6)	12

Other comprehensive income (loss), before tax	(21)	142

Income tax provision related to items in other comprehensive income (loss)	—	45

Other comprehensive income (loss), net of tax	(21)	97

Comprehensive loss	$(8,285)	$(3,064)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(8,264)	$(3,161)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,032	1,241
Net amortization of investment premiums and discounts	228	395
Equity-based compensation	563	1,054
Change in the fair value of acquisition-related contingent consideration	111	278
Deferred income taxes	(768)	(3,258)
Loss (gain) on divestitures	208	(2,207)
Changes in operating assets and liabilities	7,267	(196)

Total adjustments	8,641	(2,693)

Net cash and cash equivalents provided by (used in) operating activities	377	(5,854)
Investing activities
Purchases of investments	(15,783)	(16,091)
Proceeds from sales and maturities of investments	14,664	13,405
Proceeds from sale of DeltaNu assets	500	—
Proceeds from sale of mainframe technology	—	3,000
Purchases of leasehold improvements and equipment	(301)	(852)

Net cash and cash equivalents used in investing activities	(920)	(538)
Financing activities
Proceeds from issuance of common stock	1,130	863

Net cash and cash equivalents provided by financing activities	1,130	863

Effect of exchange rate changes on cash and cash equivalents	(6)	12

Net increase (decrease) in cash and cash equivalents	581	(5,517)
Cash and cash equivalents at beginning of period	24,261	23,560

Cash and cash equivalents at end of period	$24,842	$18,043

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Form 10-K). Intevac’s results of operations for the three months ended March 30, 2013 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$14,143	$14,921
Work-in-progress	4,571	5,526
Finished goods	7,229	5,746

	$25,943	$26,193

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

3. Equity-Based Compensation

At March 30, 2013, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 30, 2013 and March 31, 2012 was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Equity-based compensation by type of award:
Stock options	$173	$733
RSUs	76	6
Employee stock purchase plan	314	315

Total equity-based compensation	563	1,054
Tax effect on equity-based compensation	(5)	(279)

Net effect on net loss	$558	$775

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

Option activity as of March 30, 2013 and changes during the three months ended March 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,128,408	$11.52
Options granted	14,500	$4.71
Options cancelled and forfeited	(435,625)	$12.82
Options exercised	(64,813)	$3.91
Options outstanding at March 30, 2013	2,642,470	$11.45
Vested and expected to vest at March 30, 2013	2,548,559	$11.53
Options exercisable at March 30, 2013	1,926,833	$12.12

Intevac issued 246,000 shares under the ESPP during the three months ended March 30, 2013.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock Options:
Weighed-average fair value of grants per share	$1.97	$4.53
Expected volatility	55.57%	65.25%
Risk free interest rate	0.52%	1.10%
Expected term of options (in years)	3.9	5.2
Dividend yield	None	None
Stock Purchase Rights:
Weighed-average fair value of grants per share	$1.60	$3.49
Expected volatility	52.42%	61.77%
Risk free interest rate	0.26%	0.33%
Expected term of purchase rights (in years)	1.85	1.56
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2012	100,461	$7.33
Granted	9,125	$4.76
Vested	(2,500)	$8.24
Cancelled and forfeited	(8,133)	$7.55
Non-vested RSUs at March 30, 2013	98,953	$7.05

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Goodwill and Purchased Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill and indefinite-lived intangible assets may be impaired.

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

As of March 30, 2013, indefinite-lived intangible assets consist of in-process technology in the amount of $4.0 million in the Equipment segment, which will be subject to amortization upon commercialization. If an in-process technology is abandoned, the acquired technology will be written-off.

Details of finite-lived intangible assets by segment as of March 30, 2013, are as follows.

	March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$3,170	$(2,142)	$1,028
Intevac Photonics	1,215	(601)	614

	$4,385	$(2,743)	$1,642

Total amortization expense of finite-lived intangibles for the three months ended March 30, 2013 was $136,000.

As of March 30, 2013, future amortization expense is expected to be as follows.

(In thousands)
2013	$407
2014	363
2015	283
2016	281
2017	186
Thereafter	122

$1,642

5. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone payments at March 30, 2013.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on March 30, 2013 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of March 30, 2013, Intevac has not made any payments associated with the revenue earnout obligation.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended March 30, 2013 and March 31, 2012:

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Opening balance	$5,151	$8,715
Changes in fair value	111	278

Closing balance	$5,262	$8,993

The following table displays the balance sheet classification of the contingent consideration liability account at March 30, 2013 and at December 31, 2012:

	March 30, 2013	December 31, 2012
	(In thousands)
Other accrued liabilities	$147	$265
Other long-term liabilities	5,115	4,886

Total acquisition-related contingent consideration	$5,262	$5,151

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of March 30, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at March 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$5,262	Discounted cash flow	Weighted average cost of capital	14.8%
			Probability weighting of achieving revenue forecasts	2.0% - 43.0%(29.5%)

6. Divestitures

Sale of DeltaNu

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$1.5 million. Under the terms of the agreement, the acquirer also assumed certain liabilities related to the purchased assets. Payment terms included $500,000 which was paid on the closing date, with the remaining balance to be paid in the form of an earnout of 5% of the acquirer’s Raman spectroscopy instrument sales for 5 years following the closing date which will be due and payable on or before each anniversary of the closing date or a minimum earnout payment of $100,000 annually, whichever is higher. The maximum earnout payments during the payment period shall not exceed $1.0 million.

As the earnout is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain, Intevac did not recognize the minimum earnout payments upon closing, but instead will record income in the period when the minimum earnout payments can be reasonably estimated for that period and payment is assured.

The following table summarizes the components of the loss (in thousands):

Cash proceeds	$500
Assets sold:
Accounts receivable	147
Inventories	320
Other current assets	27
Property, plant and equipment	159
Trade name	90

Total assets sold	743
Liabilities divested:
Accounts payable	59
Other accrued expenses	6

Total liabilities divested	65
Transaction and other costs	30

Loss on sale	$(208)

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table displays the activity in the warranty provision account for the three-month periods ended March 30, 2013 and March 31, 2012:

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Opening balance	$2,349	$2,724
Expenditures incurred under warranties	(253)	(781)
Accruals for product warranties issued during the reporting period	208	428
Adjustments to previously existing warranty accruals	(79)	123

Closing balance	$2,225	$2,494

The following table displays the balance sheet classification of the warranty provision account at March 30, 2013 and at December 31, 2012:

	March 30, 2013	December 31, 2012
	(In thousands)
Other accrued liabilities	$2,135	$2,259
Other long-term liabilities	90	90

Total warranty provision	$2,225	$2,349

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

(Unaudited)

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

9. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 30, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$10,758	$—	$—	$10,758
Money market funds	14,084	—	—	14,084

Total cash and cash equivalents	$24,842	$—	$—	$24,842
Short-term investments:
Commercial paper	$3,497	$1	$—	$3,498
Corporate bonds and medium-term notes	18,212	30	9	18,233
Municipal bonds	1,202	—	—	1,202
U.S. treasury and agency securities	19,476	26	—	19,502
Variable rate demand notes (“VRDNs”)	195	—	—	195

Total short-term investments	$42,582	$57	$9	$42,630
Long-term investments:
Corporate bonds and medium-term notes	$17,132	$10	$8	$17,134
Municipal bonds	1,000	5	—	1,005
U.S. treasury and agency securities	8,010	5	—	8,015

Total long-term investments	$26,142	$20	$8	$26,154

Total cash, cash equivalents, and investments	$93,566	$77	$17	$93,626

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$5,939	$—	$—	$5,939
Money market funds	18,322	—	—	18,322

Total cash and cash equivalents	$24,261	$—	$—	$24,261
Short-term investments:
Commercial paper	$2,495	$—	$—	$2,495
Corporate bonds and medium-term notes	19,539	13	4	19,548
Municipal bonds	1,203	1	—	1,204
U.S. treasury and agency securities	16,976	23	—	16,999
VRDNs	345	—	—	345

Total short-term investments	$40,558	$37	$4	$40,591
Long-term investments:
Corporate bonds and medium-term notes	$16,776	$33	$7	$16,802
Municipal bonds	1,000	2	—	1,002
U.S. treasury and agency securities	9,499	14	—	9,513

Total long-term investments	$27,275	$49	$7	$27,317

Total cash, cash equivalents, and investments	$92,094	$86	$11	$92,169

The contractual maturities of available-for-sale securities at March 30, 2013 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55,462	$55,510
Due after one through two years	27,151	27,163
Due after ten years	195	195

	$82,808	$82,868

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 30, 2013.

	March 30, 2013
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$15,829	$17	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 30, 2013.

	Fair Value Measurements at March 30, 2013
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$14,084	$14,084	$—
U.S. treasury and agency securities	27,517	8,699	18,818
Commercial paper	3,498	—	3,498
Corporate bonds and medium-term notes	35,367	—	35,367
Municipal bonds	2,207	—	2,207
VRDNs	195	—	195

Total recurring fair value measurements	$82,868	$22,783	$60,085

The following table presents the changes in Level 3 instruments which consisted of Auction Rate Securities (“ARS”) which were classified as available-for-sale securities and which were measured on a recurring basis for the three month period ended March 31, 2012.

(In thousands)
Opening balance	$4,490
Total gains for the period included in other comprehensive income	—

Closing balance	$4,490

The Company did not hold any ARS as of or during the quarter ended March 30, 2013.

10. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $582,000 at March 30, 2013 and $491,000 at December 31, 2012.

11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at March 30, 2013 and December 31, 2012 were as follows:

	March 30, 2013	December 31, 2012
	(In thousands)
Accumulated net unrealized holding gain on available-for-sale investments	$60	$75
Foreign currency translation gains	688	694

Total accumulated other comprehensive income	$748	$769

The changes in accumulated other comprehensive income by component for the three months ended March 30, 2013, are as follows.

	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$694	$75	$769
Other comprehensive income (loss) before reclassification	(6)	(15)	(21)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	(6)	(15)	(21)

Ending balance	$688	$60	$748

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Net loss	$(8,264)	$(3,161)

Weighted-average shares — basic	23,663	23,218
Effect of dilutive potential common shares	—	—

Weighted-average shares — diluted	23,663	23,218

Net loss per share — basic	$(0.35)	$(0.14)

Net loss per share — diluted	$(0.35)	$(0.14)

Antidilutive shares based on employee awards excluded	2,703	2,951

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13. Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 30, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Intevac Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

Information for each reportable segment for the three months ended March 30, 2013 and March 31, 2012 is as follows:

Net Revenues

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Equipment	$5,368	$10,719
Intevac Photonics	7,614	6,596

Total segment net revenues	$12,982	$17,315

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Loss

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Equipment	$(7,341)	$(6,325)
Intevac Photonics	(192)	(1,039)

Loss from segment operations	(7,533)	(7,364)
Unallocated costs	(1,282)	(1,798)
Gain (loss) on divestitures	(208)	2,207

Loss from operations	(9,023)	(6,955)
Interest income and other, net	80	372

Loss before income taxes	$(8,943)	$(6,583)

Total assets for each reportable segment as of March 30, 2013 and December 31, 2012 are as follows:

Assets

	March 30, 2013	December 31, 2012
	(In thousands)
Equipment	$33,280	$37,376
Intevac Photonics	20,479	27,052

Total segment assets	53,759	64,428

Cash, cash equivalents and investments	93,626	92,169
Deferred income taxes	12,944	12,176
Other current assets	1,859	1,870
Common property, plant and equipment	1,183	1,211
Other assets	585	649

Consolidated total assets	$163,956	$172,503

14. Restructuring Charges

On February 1, 2013, Intevac announced a global cost reduction plan (the “Plan”) to reduce the global workforce by 13 percent. Implementation of the Plan was substantially completed in the first quarter of fiscal 2013. The cost of implementing the Plan was reported under cost of products sold and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2013. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $4.5 million to $5.0 million on an annual basis.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Plan for the three months ended March 30, 2013, are as follows.

Severance and other employee- related costs
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	502
Cash payments made	(461)

Ending balance	$41

15. Income Taxes

Intevac recorded income tax benefits of $679,000 and $3.4 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The income tax provision for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three months ended March 30, 2013. The income tax benefit for the three months ended March 31, 2012 was reduced by a net $252,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of valuation allowances, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the second quarter of 2013.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2007. Tax years 1999 through 2007 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. Tax years 2008 through 2012 generally remain open for examinations by the tax authorities. During 2012, the Internal Revenue Service completed its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 and 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

16. Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2013 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 22, 2013, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment to the photovoltaic (“PV”) industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu. During the first quarter of 2013, Intevac announced a global cost reduction plan and reduced its workforce by 13 percent.

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

The following table presents certain significant measurements for the three months ended March 30, 2013 and March 31, 2012:

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$12,982	$17,315	$(4,333)
Gross profit	$3,514	$6,824	$(3,310)
Gross margin percent	27.1%	39.4%	(12.3) points
Net loss	$(8,264)	$(3,161)	$(5,103)
Loss per diluted share	$(0.35)	$(0.14)	$(0.21)

Net revenues decreased during the first quarter of fiscal 2013 compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and lower Intevac Photonics’ product sales offset in part by higher Intevac Photonics’ technology development contracts. Intevac Equipment did not recognize revenue on any 200 Lean systems or solar tools in the first quarter of either fiscal 2013 or fiscal 2012. In the first quarter of 2013, Intevac shipped its first production order for its solar implant ENERGi™ system, which Intevac expects to complete the installation and recognize revenue in the second half of fiscal 2013.The net loss for the first quarter of fiscal 2013 increased compared to the same period in the prior year due to lower revenues, lower gross margins, and recognition of a smaller income tax benefit, offset in part by lower operating expenses as a result of savings from the global cost reduction program implemented in the first quarter of 2013. Also in the first quarter of fiscal 2012, Intevac recognized a gain on the sale of semiconductor mainframe technology in the amount of $2.2 million which did not re-occur in the first quarter of fiscal 2013. The income tax benefit declined from $3.4 million in the prior year to $679,000 in the first quarter of fiscal 2013 primarily due to the fact that Intevac did not recognize a benefit on the U.S. net operating loss in the first quarter of fiscal 2013.

In fiscal 2013, Intevac expects that the effect of macro-economic environment conditions on demand for personal computers from consumers and corporations, the continued proliferation of tablets and the increase in centralized storage will continue to negatively impact the hard drive equipment business. The Company therefore expects that capacity shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2012. In 2013, Intevac expects increased sales of PV equipment as Intevac completes its production qualifications, which Intevac believes will lead to production orders and additional customers in the solar market. For fiscal 2013, Intevac expects that Intevac Photonics business levels will be relatively flat as compared to 2012 as the business completes its major contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter in advance of the first large scale production shipments that will begin in late 2013.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” and “Night Port™.”

Results of Operations

Net revenues

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
Equipment	$5,368	$10,719	$(5,351)
Intevac Photonics
Contract Research and Development (“R&D”)	4,097	2,547	1,550
Products	3,517	4,049	(532)

	7,614	6,596	1,018

Total net revenues	$12,982	$17,315	$(4,333)

Equipment revenue for the three months ended March 30, 2013 included revenue recognized for two AccuLuberTM systems, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended March 31, 2012 included revenue recognized for four AccuLuber systems, disk equipment technology upgrades and spare parts. Equipment revenue for both the three months ended March 30, 2013 and March 31, 2012 did not include any sales of 200 Lean systems or solar tools.

Intevac Photonics revenue for the three months ended March 30, 2013 increased over the same periods in the prior year as a result of increased contract R&D work offset in part by lower product sales. The increase in contract R&D revenue was the result of a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications. The decrease in product revenue was a result of lower sales levels of our low-light camera modules as well as lower sales of Raman spectroscopy products. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products. Intevac expects that volumes of low-light camera and sensor products will return to previous levels in mid 2013.

Backlog

	March 30, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Equipment	$11,542	$8,902	$25,010
Intevac Photonics	23,575	26,282	16,243

Total backlog	$35,117	$35,184	$41,253

Equipment backlog at March 30, 2013 included one ENERGi™ LEAN SOLAR system. Equipment backlog at March 30, 2013 and December 31, 2012 did not include any 200 Lean systems. Equipment backlog at March 31, 2012 included two 200 Lean systems and one LEAN SOLAR system.

Revenue by geographic region

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
United States	$7,333	$5,844	$1,489
Asia	4,485	9,843	(5,358)
Europe	1,164	1,628	(464)

Total net revenues	$12,982	$17,315	$(4,333)

International sales include products shipped to overseas operations of U.S. companies. The decrease in international sales for the three months ended March 30, 2013 was primarily due to a decrease in net revenues from AccuLuber systems and Equipment technology upgrades and lower sales of Intevac Photonics’ digital night-vision cameras to a NATO customer. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands, except percentages)
Equipment gross profit	$1,203	$4,836	$(3,633)
% of Equipment net revenues	22.4%	45.1%
Intevac Photonics gross profit	$2,311	$1,988	$323
% of Intevac Photonics net revenues	30.4%	30.1%
Total gross profit	$3,514	$6,824	$(3,310)
% of net revenues	27.1%	39.4%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin of 22.4% in the three months ended March 30, 2013 was lower compared to 45.1% reported in the three months ended March 31, 2012. The lower gross margin was due primarily to lower upgrade revenues and lower factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 30.4% in the three months ended March 30, 2013 and increased slightly compared to 30.1% in the three months ended March 31, 2012.

Research and development

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
Research and development expense	$6,358	$9,213	$(2,855)

Research and development spending decreased in Equipment and in Intevac Photonics during the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. The decrease in Equipment spending was due primarily to decreased PV development. The decrease in Intevac Photonics research and development was due to a higher volume of billable contract research and development efforts. Research and development expenses do not include costs of $3.2 million and $1.7 million for the three-month periods ended March 30, 2013 and March 31, 2012, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,971	$6,773	$(802)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three months ended March 30, 2013 was primarily the result of lower equity compensation expense and savings from the global cost reduction program offset in part by increased accruals for variable compensation programs and costs associated with the implementation of the global cost reduction program.

Global cost reduction plan

During the first quarter of fiscal 2013, Intevac announced a global cost reduction plan (the “Plan”) to reduce the global workforce by 13 percent. Implementation of the Plan was substantially completed in the first quarter. The total cost of implementing the Plan was $502,000 of which $179,000 was reported under cost of products sold and $323,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2013. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $4.5 million to $5.0 million on an annual basis.

Gain (loss) on divestitures

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. On January 6, 2012, the Company sold certain assets, including intellectual property and residual assets, which comprised its semiconductor mainframe technology for $3.0 million in cash and recorded a gain of $2.2 million. See Note 6 “Divestitures” in the notes to the condensed consolidated financial statements for additional information related to the gain (loss) on divestitures.

Interest income and other, net

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
Interest income and other, net	$80	$372	$(292)

Interest income and other, net in the three months ended March 30, 2013 included $82,000 of interest income on investments and various other income of $11,000 partially offset by $13,000 of foreign currency losses. Interest income and other, net in the three months ended March 31, 2012 included $211,000 of interest income on investments, forfeiture of a customer deposit of $97,000 and various other income of $94,000 partially offset by $30,000 of foreign currency losses. The decrease in interest income in the three months ended March 30, 2013 resulted from lower invested balances and lower interest rates.

Income tax benefit

	Three months ended
	March 30, 2013	March 31, 2012	Change over prior period
	(In thousands)
Income tax benefit	$679	$3,422	$(2,743)

Intevac recorded income tax benefits of $679,000 and $3.4 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The income tax provision for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three months ended March 30, 2013. The income tax benefit for the three months ended March 31, 2012 was reduced by a net $252,000 discrete income tax charge related to the gain on the sale of the mainframe technology, which was partially offset by the release of a valuation allowance related to certain deferred tax assets and tax refunds received from Singapore and California. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of valuation allowances, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the second quarter of 2013.

Liquidity and Capital Resources

At March 30, 2013, Intevac had $93.6 million in cash, cash equivalents, and investments compared to $92.2 million at December 31, 2012. During the first three months of 2013, cash, cash-equivalents and investments increased by $1.4 million due primarily to cash generated by operating activities, cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, and cash received from the sale of the assets of DeltaNu, partially offset by purchases of fixed assets.

Cash, cash-equivalents and investments consist of the following:

	March 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$24,842	$24,261
Short-term investments	42,630	40,591
Long-term investments	26,154	27,317

Total cash, cash equivalents and investments	$93,626	$92,169

Operating activities generated cash of $377,000 during the first three months of 2013 and used cash of $5.9 million during the first three months of 2012. The increase in cash generated by operating activities was due primarily to changes in working capital during the first three months of 2013, which was mostly offset by a larger net loss.

Accounts receivable totaled $10.3 million at March 30, 2013, compared to $19.8 million at December 31, 2012. The decrease of $9.5 million in the receivable balance was due primarily to lower revenue levels and the collection of outstanding receivables from the U.S. government. Total net inventories decreased slightly to $25.9 million at March 30, 2013, compared to $26.2 million at December 31, 2012 as the Company continues to carry inventories to support its next generation PV products including systems currently under evaluation agreements at customers. Accounts payable decreased to $3.3 million at March 30, 2013 compared to $4.5 million at December 31, 2012 in line with business levels. Customer deposits decreased to $1.4 million at March 30, 2013 compared to $2.2 million at December 31, 2012.

Investing activities in the first three months of 2013 used cash of $920,000. Purchases of investments net of proceeds from sales of investments totaled $1.1 million. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. See Note 6 “Divestitures” in the notes to the condensed consolidated financial statements for additional information related the sale of the assets of DeltaNu. Capital expenditures for the three months ended March 30, 2013 were $301,000.

Financing activities in the first three months of 2013 generated cash of $1.1 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

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

As of March 30, 2013, approximately $11.1 million of cash and cash equivalents and $4.7 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5.5 million to $6.0 million in capital expenditures during the remainder of 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 22, 2013. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2012 Form 10-K. Management believes that there has been no significant change during the three months ended March 30, 2013 to the items identified as critical accounting policies in Intevac’s 2012 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at March 30, 2013.

	2013	2014	2015	Total	Fair Value
Cash equivalents
Variable rate amounts	$14,084	—	—	$14,084	$14,084
Weighted-average rate	0.07%	—	—
Short-term investments
Fixed rate amounts	$25,896	$14,467	—	$40,363	$40,410
Weighted-average rate	1.37%	2.47%	—
Variable rate amounts	$2,219	—	—	$2,219	$2,220
Weighted-average rate	1.69%	—	—
Long-term investments
Fixed rate amounts	—	$23,760	$2,382	$26,142	$26,154
Weighted-average rate	—	1.82%	2.54%
Total investment portfolio	$42,199	$38,227	$2,382	$82,808	$82,868

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $582,000 at March 30, 2013.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 30, 2013, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011 and 2012, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. For example, while we previously believed that our sales would continue to be depressed through 2012, we now believe that the cycle will continue through at least 2013.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the second quarter of 2013. The terms and conditions could include a claw back by the Singapore government of tax benefits received in previous years. A claw back of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

Intevac will need to generate approximately $48.7 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of March 30, 2013. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or the entire remaining deferred tax assets which are primarily attributable to our Singapore operation.

Our success depends on international sales and the management of global operations.

The majority of our revenues come from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California and Singapore and international customer support offices in Singapore, China, and Malaysia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of SIT, in 2012 we completed the sale of certain semiconductor mainframe technology assets and in 2013 we completed the sale of the assets of DeltaNu. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition- or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

INTEVAC, INC.

Date: April 30, 2013	By:	/S/ NORMAN POND
Norman Pond
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	By:	/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)