Form 10-Q
period 2013-06-29
INTEVAC INC
filed 2013-07-30
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

On July 30, 2013, 23,793,138 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$22,250	$24,261
Short-term investments	46,344	40,591
Trade and other accounts receivable, net of allowances of $0 at both June 29, 2013 and at December 31, 2012	17,542	19,822
Inventories	25,625	26,193
Prepaid expenses and other current assets	1,289	2,120

Total current assets	113,050	112,987
Property, plant and equipment, net	12,328	13,426
Long-term investments	19,701	27,317
Intangible assets, net of amortization of $2,926 at June 29, 2013 and $2,887 at December 31, 2012	5,459	5,868
Deferred income taxes and other long-term assets	14,114	12,905

Total assets	$164,652	$172,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,491	$4,479
Accrued payroll and related liabilities	4,663	4,194
Other accrued liabilities	4,520	8,489
Customer advances	8,317	2,193
Deferred income taxes	1,281	1,281

Total current liabilities	25,272	20,636
Other long-term liabilities	9,328	9,232
Stockholders’ equity:
Common stock, $0.001 par value	24	23
Additional paid-in capital	154,187	151,996
Accumulated other comprehensive income	670	769
Accumulated deficit	(24,829)	(10,153)

Total stockholders’ equity	130,052	142,635

Total liabilities and stockholders’ equity	$164,652	$172,503

Note: Amounts as of December 31, 2012 are derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$13,234	$28,634	$22,120	$43,402
Technology development	3,749	3,157	7,845	5,705

Total net revenues	16,983	31,791	29,965	49,107
Cost of net revenues:
Systems and components	10,173	15,266	16,480	24,086
Technology development	2,981	2,271	6,142	3,943

Total cost of net revenues	13,154	17,537	22,622	28,029

Gross profit	3,829	14,254	7,343	21,078
Operating expenses:
Research and development	5,584	8,263	11,943	17,476
Selling, general and administrative	5,235	6,669	11,206	13,442

Total operating expenses	10,819	14,932	23,149	30,918
Gain (loss) on divestitures	—	—	(208)	2,207

Loss from operations	(6,990)	(678)	(16,014)	(7,633)
Interest income and other, net	92	48	172	420

Loss before income taxes	(6,898)	(630)	(15,842)	(7,213)
Provision for (benefit from) income taxes	(486)	863	(1,166)	(2,559)

Net loss	$(6,412)	$(1,493)	$(14,676)	$(4,654)

Net loss per share:
Basic and diluted	$(0.27)	$(0.06)	$(0.62)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	23,785	23,265	23,724	23,241

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands, except per share amounts)
Net loss	$(6,412)	$(1,493)	$(14,676)	$(4,654)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(74)	101	(89)	232
Foreign currency translation losses	(4)	(26)	(10)	(14)

Other comprehensive income (loss), before tax	(78)	75	(99)	218
Income tax benefit related to items in other comprehensive income	—	(35)	—	(81)

Other comprehensive income (loss), net of tax	(78)	40	(99)	137

Comprehensive loss	$(6,490)	$(1,453)	$(14,775)	$(4,517)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(14,676)	$(4,654)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,093	2,299
Net amortization of investment premiums and discounts	431	758
Net loss on sale of investments	—	210
Equity-based compensation	1,082	1,998
Change in the fair value of acquisition-related contingent consideration	(209)	643
Deferred income taxes	(1,324)	(2,373)
Loss (gain) on divestitures	208	(2,207)
Changes in operating assets and liabilities	8,242	(7,108)

Total adjustments	10,523	(5,780)

Net cash and cash equivalents used in operating activities	(4,153)	(10,434)
Investing activities
Purchases of investments	(24,384)	(32,987)
Proceeds from sales and maturities of investments	25,727	32,647
Proceeds from sale of DeltaNu assets	500	—
Proceeds from sale of mainframe technology	—	3,000
Purchases of leasehold improvements and equipment	(835)	(1,667)

Net cash and cash equivalents provided by (used in) investing activities	1,008	993
Financing activities
Payment of acquisition-related contingent consideration	—	(2,389)
Net proceeds from issuance of common stock	1,144	882

Net cash and cash equivalents provided by (used in) financing activities	1,144	(1,507)
Effect of exchange rate changes on cash and cash equivalents	(10)	(14)

Net decrease in cash and cash equivalents	(2,011)	(10,962)
Cash and cash equivalents at beginning of period	24,261	23,560

Cash and cash equivalents at end of period	$22,250	$12,598

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). Intevac’s results of operations for the six months ended June 29, 2013 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 29,	December 31,
	2013	2012
	(In thousands)
Raw materials	$15,080	$14,921
Work-in-progress	7,508	5,526
Finished goods	3,037	5,746

	$25,625	$26,193

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

3. Equity-Based Compensation

At June 29, 2013, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan, the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended June 29, 2013 and June 30, 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Equity-based compensation by type of award:
Stock options	$104	$587	$277	$1,320
RSUs	108	17	184	23
Employee stock purchase plan	307	340	621	655

Total equity-based compensation	519	944	1,082	1,998
Tax effect on equity-based compensation	(5)	(222)	(10)	(501)

Net effect on net loss	$514	$722	$1,072	$1,497

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

Option activity as of June 29, 2013 and changes during the six months ended June 29, 2013 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,128,408	$11.52
Options granted	419,775	$4.50
Options cancelled and forfeited	(511,133)	$13.19
Options exercised	(67,438)	$3.91
Options outstanding at June 29, 2013	2,969,612	$10.40
Vested and expected to vest at June 29, 2013	2,804,636	$10.63
Options exercisable at June 29, 2013	2,107,841	$11.73

Intevac issued 246,000 shares under the ESPP during the six months ended June 29, 2013.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock Options:
Weighed-average fair value of grants per share	$2.11	$3.83	$2.10	$3.92
Expected volatility	58.04%	63.58%	57.95%	63.81%
Risk free interest rate	1.18%	0.69%	1.16%	0.74%
Expected term of options (in years)	4.5	4.6	4.4	4.6
Dividend yield	None	None	None	None

	Six Months Ended
	June 29, 2013	June 30, 2012
Stock Purchase Rights:
Weighed-average fair value of grants per share	$1.60	$3.49
Expected volatility	52.42%	61.77%
Risk free interest rate	0.26%	0.33%
Expected term of purchase rights (in years)	1.85	1.56
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2012	100,461	$7.33
Granted	168,762	$4.51
Vested	(21,077)	$7.63
Cancelled and forfeited	(10,922)	$7.34
Non-vested RSUs at June 29, 2013	237,224	$5.30

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance-based RSUs (“performance-based awards”) granted to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods.

4. Purchased Intangible Assets

Intevac’s indefinite-lived intangible asset consisted of in-process research and development (“IPR&D”) in the amount of $4.0 million in the Equipment segment. During the quarter ended June 29, 2013, the related development project was completed, the product achieved commercialization and Intevac began amortizing the intangible asset over its expected useful life of 7 years. Immediately prior to commencement of amortization Intevac tested the intangible asset for impairment and determined that it was not impaired.

Details of finite-lived intangible assets by segment as of June 29, 2013, are as follows.

	June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,170	$(2,298)	$4,872
Intevac Photonics	1,215	(628)	587

	$8,385	$(2,926)	$5,459

Total amortization expense of finite-lived intangibles for the three and six months ended June 29, 2013 was $183,000 and $319,000.

As of June 29, 2013, future amortization expense is expected to be as follows.

(In thousands)
2013	$557
2014	934
2015	854
2016	853
2017	757
Thereafter	1,504

$5,459

5. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011 and for

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone payments at June 29, 2013.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on June 29, 2013 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of June 29, 2013, Intevac has not made any payments associated with the revenue earnout obligation.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six month periods ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Opening balance	$5,262	$8,993	$5,151	$8,715
Changes in fair value	(320)	365	(209)	643
Cash payments made	—	(2,389)	—	(2,389)

Closing balance	$4,942	$6,969	$4,942	$6,969

The following table displays the balance sheet classification of the contingent consideration liability account at June 29, 2013 and at December 31, 2012:

	June 29,	December 31,
	2013	2012
	(In thousands)
Other accrued liabilities	$77	$265
Other long-term liabilities	4,865	4,886

Total acquisition-related contingent consideration	$4,942	$5,151

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of June 29, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at June 29, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$4,942	Discounted cash flow	Weighted average cost of capital	16.0%
			Probability weighting of achieving revenue forecasts	15.0% - 50.0% (31.7%)

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

The following table displays the activity in the warranty provision account for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Opening balance	$2,225	$2,494	$2,349	$2,724
Expenditures incurred under warranties	(210)	(410)	(464)	(1,190)
Accruals for product warranties issued during the reporting period	329	447	538	874
Adjustments to previously existing warranty accruals	(257)	327	(336)	450

Closing balance	$2,087	$2,858	$2,087	$2,858

The following table displays the balance sheet classification of the warranty provision account at June 29, 2013 and at December 31, 2012:

	June 29,	December 31,
	2013	2012
	(In thousands)
Other accrued liabilities	$1,997	$2,259
Other long-term liabilities	90	90

Total warranty provision	$2,087	$2,349

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

9. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 29, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,412	$—	$—	$5,412
Money market funds	15,835	—	—	15,835
Corporate bonds and medium-term notes	1,004	—	1	1,003

Total cash and cash equivalents	$22,251	$—	$1	$22,250
Short-term investments:
Corporate bonds and medium-term notes	$20,445	$19	$11	$20,453
Municipal bonds	3,200	4	—	3,204
U.S. treasury and agency securities	22,474	18	—	22,492
Variable rate demand notes (“VRDNs”)	195	—	—	195

Total short-term investments	$46,314	$41	$11	$46,344
Long-term investments:
Corporate bonds and medium-term notes	$14,659	$1	$42	$14,618
Municipal bonds	1,075	—	1	1,074
U.S. treasury and agency securities	4,010	—	1	4,009

Total long-term investments	$19,744	$1	$44	$19,701

Total cash, cash equivalents, and investments	$88,309	$42	$56	$88,295

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31. 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,939	$—	$—	$5,939
Money market funds	18,322	—	—	18,322

Total cash and cash equivalents	$24,261	$—	$—	$24,261
Short-term investments:
Commercial paper	$2,495	$—	$—	$2,495
Corporate bonds and medium-term notes	19,539	13	4	19,548
Municipal bonds	1,203	1	—	1,204
U.S. treasury and agency securities	16,976	23	—	16,999
VRDNs	345	—	—	345

Total short-term investments	$40,558	$37	$4	$40,591
Long-term investments:
Corporate bonds and medium-term notes	$16,776	$33	$7	$16,802
Municipal bonds	1,000	2	—	1,002
U.S. treasury and agency securities	9,499	14	—	9,513

Total long-term investments	$27,275	$49	$7	$27,317

Total cash, cash equivalents, and investments	$92,094	$86	$11	$92,169

The contractual maturities of available-for-sale securities at June 29, 2013 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$60,951	$60,979
Due after one through two years	20,751	20,709
Due after ten years	1,195	1,195

	$82,897	$82,883

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 29, 2013.

	June 29, 2013
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$25,418	$54	$—	$—
Municipal bonds	2,074	1	—	—
U.S. treasury and agency securities	2,012	1	—	—

	$29,504	$56	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of June 29, 2013.

	Fair Value Measurements at June 29, 2013
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$15,835	$15,835	$—
U.S. treasury and agency securities	26,501	8,699	17,802
Corporate bonds and medium-term notes	36,074	—	36,074
Municipal bonds	4,278	—	4,278
VRDNs	195	—	195

Total recurring fair value measurements	$82,883	$24,534	$58,349

The following table presents the changes in Level 3 instruments which consisted of Auction Rate Securities (“ARS”) which were classified as available-for-sale securities and which were measured on a recurring basis for both the three and six month periods ended June 30, 2012.

(In thousands)
Opening balance	$4,490
Total gains (losses) for the period
Included in earnings	(229)
Included in other comprehensive income	171
Proceeds from tender offers	(2,771)

Closing balance	$1,661

The Company did not hold any ARS as of or during the six months ended June 29, 2013.

10. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately thirty and sixty days. The notional amount of Company’s foreign currency derivatives was $1.9 million at June 29, 2013 and $491,000 at December 31, 2012.

11. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended June 29, 2013, are as follows.

	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Balance at December 31, 2012	$694	$75	$769
Other comprehensive income (loss) before reclassification	(6)	(15)	(21)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	(6)	(15)	(21)

Balance at March 30, 2013	$688	$60	$748
Other comprehensive income (loss) before reclassification	(4)	(74)	(78)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	(4)	(74)	(78)

Balance at June 29, 2013	$684	$(14)	$670

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except per share amounts)
Net loss	$(6,412)	$(1,493)	$(14,676)	$(4,654)

Weighted-average shares — basic	23,785	23,265	23,724	23,241
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares — diluted	23,785	23,265	23,724	23,241

Net loss per share — basic and diluted	$(0.27)	$(0.06)	$(0.62)	$(0.20)

Antidilutive shares based on employee awards excluded	2,690	2,871	2,696	2,910

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

13. Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 29, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and six months ended June 29, 2013 and June 30, 2012 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Equipment	$9,164	$25,059	$14,532	$35,778
Intevac Photonics	7,819	6,732	15,433	13,329

Total segment net revenues	$16,983	$31,791	$29,965	$49,107

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Equipment	$(5,841)	$1,129	$(13,183)	$(5,196)
Intevac Photonics	253	(616)	62	(1,656)

Total income (loss) from segment operations	(5,588)	513	(13,121)	(6,852)

Unallocated costs	(1,402)	(1,191)	(2,685)	(2,988)
Gain (loss) on divestitures	—	—	(208)	2,207

Loss from operations	(6,990)	(678)	(16,014)	(7,633)
Interest income and other, net	92	48	172	420

Loss before income taxes	$(6,898)	$(630)	$(15,842)	$(7,213)

Total assets for each reportable segment as of June 29, 2013 and December 31, 2012 are as follows:

Assets

	June 29, 2013	December 31, 2012
	(In thousands)
Equipment	$37,139	$37,376
Intevac Photonics	22,853	27,052

Total segment assets	59,992	64,428

Cash, cash equivalents and investments	88,295	92,169
Deferred income taxes	13,500	12,176
Other current assets	965	1,870
Common property, plant and equipment	1,369	1,211
Other assets	531	649

Consolidated total assets	$164,652	$172,503

14. Restructuring Charges

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. The cost of implementing the Plan was reported under cost of products sold and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2013. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $5.5 million to $6.0 million on an annual basis.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Plan for the three and six months ended June 29, 2013, are as follows.

Severance and other employee- related costs
(In thousands)
Balance at December 31, 2012	$—
Provision for restructuring reserves	502
Cash payments made	(461)

Balance at March 30, 2013	$41
Provision for restructuring reserves	240
Cash payments made	(281)

Balance at June 29, 2013	$—

15. Income Taxes

Intevac recorded income tax benefits of $486,000 and $1.2 million for the three and six months ended June 29, 2013, respectively. Intevac recorded an income tax provision of $863,000 and an income tax benefit of $2.6 million for the three and six months ended June 30, 2012, respectively. The income tax provision for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three and six months ended June 29, 2013.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the third quarter of 2013.

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

17. Subsequent Event

At Intevac’s Annual Meeting of Stockholders, held on May 9, 2013, Intevac’s stockholders approved an Employee Stock Option Exchange Program (the “Exchange Program”) to permit eligible employees to exchange, on a grant-by-grant basis, eligible outstanding options that are significantly “underwater” (that is, the option’s exercise price was greater than the quoted market price at the time the Exchange Program was launched) for a lesser number of options, to be granted under the 2012 Equity Incentive Plan. The Exchange Program offer period began on July 9, 2013 and is expected to end on August 6, 2013, unless we extend the offer period. The Exchange Program is open to all employees in the United States and Singapore except for the Named Executive Officers. Non-employee members of our board of directors are also not eligible to participate. Options eligible for the Exchange Program are those options that were granted prior to July 9, 2012, and that have exercise prices per share that are greater than $8.49, which approximates 50% above our closing per share stock price measured as of July 5, 2013 which is shortly before the start of the Exchange Program.

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment to the photovoltaic (“PV”) industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu. During the first quarter of 2013, Intevac announced a cost reduction plan and reduced its workforce by 18 percent during the first half of the year.

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

The following table presents certain significant measurements for the three and six months ended June 29, 2013 and June 30, 2012:

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$16,983	$31,791	$(14,808)	$29,965	$49,107	$(19,142)
Gross profit	$3,829	$14,254	$(10,425)	$7,343	$21,078	$(13,735)
Gross margin percent	22.5%	44.8%	(22.3) points	24.5%	42.9%	(18.4) points
Net loss	$(6,412)	$(1,493)	$(4,919)	$(14,676)	$(4,654)	$(10,022)
Loss per diluted share	$(0.27)	$(0.06)	$(0.21)	$(0.62)	$(0.20)	$(0.42)

Net revenues decreased for the second quarter and first six months for fiscal 2013 compared to the same periods in the prior year primarily due to lower equipment sales to disk manufacturers offset in part by higher Intevac Photonics’ contract research and development (“R&D”). Intevac did not recognize revenue on any 200 Lean systems in the first half of fiscal 2013 compared to two 200 Lean systems in the first half of fiscal 2012. In the second quarter of 2013, Intevac recognized revenue on its first production system for its solar implant ENERGi™ product. Net revenues for the second quarter of fiscal 2013 compared to the same period in the prior year also reflected higher sales levels of our low-light camera modules. The net loss for the second quarter and first six months of fiscal 2013 increased compared to the same periods in the prior year due to lower revenues, lower gross margins, and recognition of a smaller income tax benefit, offset in part by lower operating expenses as a result of savings from the cost reduction program implemented during the first half of 2013. Also in the first half of fiscal 2012, Intevac recognized a gain on the sale of semiconductor mainframe technology in the amount of $2.2 million which did not re-occur in the first half of fiscal 2013. The income tax benefit declined from $2.6 million in the prior year to $1.2 million in the first half of fiscal 2013 primarily due to the fact that Intevac did not recognize a benefit on the U.S. net operating loss in the first half of fiscal 2013.

In fiscal 2013, Intevac expects that the effect of macro-economic environment conditions on demand for personal computers from consumers and corporations, the transition to centralized or “cloud” storage and the proliferation of tablets will continue to negatively impact the hard drive equipment business. The Company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as fiscal 2012. In fiscal 2013, Intevac expects sales of PV equipment to solar cell manufacturers to increase slightly compared to fiscal 2012. Intevac expects that capital spending for the solar cell manufacturing market will remain at these low levels through the remainder of 2013 and into 2014. For fiscal 2013, Intevac expects that Intevac Photonics business levels will be relatively flat as compared to 2012 as the business completes its major contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter in advance of the first large scale production shipments that will begin in late 2013.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” and “Night Port™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

Equipment	$9,164	$25,059	$(15,895)	$14,532	$35,778	$(21,246)
Intevac Photonics
Contract R&D	3,749	3,157	592	7,845	5,705	2,140
Products	4,070	3,575	495	7,588	7,624	(36)

Intevac Photonics	7,819	6,732	1,087	15,433	13,329	2,104

Total net revenues	$16,983	$31,791	$(14,808)	$29,965	$49,107	$(19,142)

Equipment revenue for the three and six months ended June 29, 2013 decreased over the same periods in the prior year as a result of lower sales of disk sputtering systems, technology upgrades and spare parts. During the second quarter of 2013 Intevac recognized revenue on one solar implant ENERGi system, disk equipment technology upgrades, spare parts and service. Intevac Equipment did not recognize revenue on any 200 Lean systems. During the second quarter of 2012 Intevac recognized revenue on two 200 Lean systems, two AccuLuberTM systems, one LEAN SOLAR NanoTexture™ etch system, disk equipment technology upgrades, and spare parts. Equipment revenue for the six months ended June 29, 2013 included revenue recognition for one solar implant ENERGi system, two AccuLuber systems, upgrades and spare parts. Equipment revenue for the six months ended June 30, 2012 included revenue recognition for two 200 Lean systems, six AccuLuber systems, one PV etch system, upgrades and spare parts.

Intevac Photonics revenue for the three and six month periods ended June 29, 2013 increased over the same periods in the prior year as a result of increased contract R&D work. The increase in contract R&D revenue was the result of a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications. The increase in product revenue for the three months ended June 29, 2013 over the same period in the prior year was a result of higher sales levels of our low-light camera modules. Both the three and six month periods ended June 29, 2013 reflected lower sales of Raman spectroscopy products compared to the same periods in the prior year. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

Backlog

	June 29, 2013	December 31, 2012	June 30, 2012
	(In thousands)

Equipment	$29,295	$8,902	$14,588
Intevac Photonics	48,295	26,282	28,692

Total backlog	$77,590	$35,184	$43,280

Equipment backlog at June 29, 2013 included three 200 Lean systems. Equipment backlog at December 31, 2012 and June 30, 2012 did not include any 200 Lean systems. Photonics backlog at June 29, 2013 includes $26.0 million in revenue that will be earned beyond the next twelve months.

Revenue by geographic region

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

United States	$9,714	$6,814	$2,900	$17,047	$12,658	$4,389
Asia	5,881	24,085	(18,204)	10,366	33,929	(23,563)
Europe	1,388	890	498	2,552	2,518	34
Rest of world	—	2	(2)	—	2	(2)

Total net revenues	$16,983	$31,791	$(14,808)	$29,965	$49,107	$(19,142)

International sales include products shipped to overseas operations of U.S. companies. The increase in domestic sales for the three and six months ended June 29, 2013 was primarily due to increased contract R&D. The decrease in international sales for the three and six months ended June 29, 2013 was primarily due to a decrease in net revenues from 200 Lean and AccuLuber systems and technology upgrades offset in part by higher sales of Intevac Photonics’ digital night-vision cameras to a NATO customer. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$1,352	$11,810	$(10,458)	$2,554	$16,646	$(14,092)
% of Equipment net revenues	14.8%	47.1%		17.6%	46.5%
Intevac Photonics gross profit	$2,477	$2,444	$33	$4,789	$4,432	$357
% of Intevac Photonics net revenues	31.7%	36.3%		31.0%	33.2%
Total gross profit	$3,829	$14,254	$(10,425)	$7,343	$21,078	$(13,735)
% of net revenues	22.5%	44.8%		24.5%	42.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 14.8% in the three months ended June 29, 2013 compared to 47.1% in the three months ended June 30, 2012 and was 17.6% in the six months ended June 29, 2013 compared to 46.5% in the six months ended June 30, 2012. The lower gross margin was due primarily to a lower system margin on the first solar implant ENERGi system, lower systems, upgrade and spares shipments and lower factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 31.7% in the three months ended June 29, 2013 compared to 36.3% in the three months ended June 30, 2012 and was 31.0% in the six months ended June 29, 2013 compared to 33.2% in the six months ended June 30, 2012. Although revenue increased during the three and six months ended June 29, 2013 compared to the same periods in the prior year, gross margin percentages declined compared to the prior year periods due to a higher mix of lower-margin contract R&D work. Gross margins in the Intevac Photonics business will vary depending on a number of factors, including product mix, product cost, pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

Research and development expense	$5,584	$8,263	$(2,679)	$11,943	$17,476	$(5,533)

Research and development spending decreased in Equipment and in Intevac Photonics during the three and six month periods ended June 29, 2013 as compared to the same periods in the prior year. The decrease in Equipment spending was due primarily to decreased PV development. The decrease in Intevac Photonics research and development was due to a higher volume of billable contract R&D efforts. Research and development expenses do not include costs of $3.0 million and $6.1 million for the three and six months ended June 29, 2013 respectively, or $2.3 million and $3.9 million for the three and six months ended June 30, 2012, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

Selling, general and administrative expense	$5,235	$6,669	$(1,434)	$11,206	$13,442	$(2,236)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and six months ended June 29, 2013 compared to the three and six months ended June 30, 2012 was primarily the result of lower charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition, lower equity compensation expense and savings from the global cost reduction program offset in part by increased accruals for variable compensation programs and costs associated with the implementation of the global cost reduction program.

Indefinite-lived intangible asset

Intevac acquired IPR&D of $4.0 million in connection with the acquisition of SIT in November 2010. The fair value of the IPR&D was determined through estimates and valuation techniques based on the terms of the acquisition. This IPR&D was the initial development of Intevac’s ENERGi ion implantation process module for use in the manufacturing of PV solar cells. Intevac completed development on this process module during the second quarter of fiscal 2013. Upon completion of development and commercialization of the product, Intevac began amortization of the acquired IPR&D over its expected useful life of 7 years.

Immediately prior to the commencement of amortization, the Company assessed the valuation of the IPR&D from the SIT acquisition. The review involved determining the present value of future cash flows from the resulting product based on estimates, judgments, and assumptions that management believes are appropriate for the circumstances. Based upon updated management projections related to the IPR&D and on a discounted cash flow model, Intevac determined the fair value of the IPR&D exceeded its carrying value and no impairment existed.

2013 Cost reduction plan

During the first quarter of fiscal 2013, Intevac announced the 2013 cost reduction plan (the “Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the workforce was reduced by 18 percent. The total cost of implementing the Plan was $742,000 of which $315,000 was reported under cost of products sold and $427,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2013. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $5.5 million to $6.0 million on an annual basis.

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

Interest income and other, net

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

Interest income and other, net	$92	$48	$44	$172	$420	$(248)

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Income tax provision (benefit)

	Three months ended			Six months ended
	June 29, 2013	June 30, 2012	Change over prior period	June 29, 2013	June 30, 2012	Change over prior period
	(In thousands)

Income tax provision (benefit)	$(486)	$863	$(1,349)	$(1,166)	$(2,559)	$1,393

Intevac recorded income tax benefits of $486,000 and $1.2 million for the three and six months ended June 29, 2013, respectively. Intevac recorded an income tax provision of $863,000 and an income tax benefit of $2.6 million for the three and six months ended June 30, 2012, respectively. The income tax provision for the three and six months periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three and six months ended June 29, 2013.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the third quarter of 2013.

Liquidity and Capital Resources

At June 29, 2013, Intevac had $88.3 million in cash, cash equivalents, and investments compared $92.2 million at December 31, 2012. During the first six months of 2013 cash, cash equivalents and investments decreased by $3.9 million due primarily to cash used in operating activities and purchases of fixed assets, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, and cash received from the sale of the assets of DeltaNu.

Cash, cash equivalents and investments consist of the following:

	June 29, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$22,250	$24,261
Short-term investments	46,344	40,591
Long-term investments	19,701	27,317

Total cash, cash equivalents and investments	$88,295	$92,169

Operating activities used cash of $4.2 million during the first six months of 2013 and of $10.4 million during the first six months of 2012. The decrease in cash used in operating activities was due primarily changes in working capital during the first six months of 2013, which was mostly offset by a larger net loss.

Accounts receivable totaled $17.5 million at June 29, 2013, compared to $19.8 million at December 31, 2012. The decrease of $2.3 million in the receivable balance was due primarily to lower revenue levels and the collection of outstanding receivables from the U.S. government. Total net inventories decreased slightly to $25.6 million at June 29, 2013, compared to $26.2 million at December 31, 2012 as the Company commenced building three 200 Lean systems to be shipped in the fourth quarter of 2013 and continues to carry inventories to support its next generation PV products. Accounts payable increased to $6.5 million at June 29, 2013 compared to $4.5 million at December 31, 2012. The increase of $2.0 million in the accounts payable balance was due primarily to procurement of inventory for the production of three 200 Lean systems. Customer deposits increased to $8.3 million at June 29, 2013 compared to $2.2 million at December 31, 2012. The increase of $6.1 million in the customer deposit balance was due primarily to deposits invoiced on orders received for three 200 Lean systems in the second quarter of 2013.

Investing activities in the first six months of 2013 generated cash of $1.0 million. Proceeds from sales and maturities of investments net of purchases totaled $1.3 million. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. See Note 6 “Divestitures” in the notes to the condensed consolidated financial statements for additional information related the sale of the assets of DeltaNu. Capital expenditures for the six months ended June 29, 2013 were $835,000.

Financing activities in the first six months of 2013 generated cash of $1.1 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

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

As of June 29, 2013, approximately $12.0 million of cash and cash equivalents and $4.2 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5.0 million to $5.5 million in capital expenditures during the remainder of 2013.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2012 Form 10-K. Management believes that there has been no significant change during the six months ended June 29, 2013 to the items identified as critical accounting policies in Intevac’s 2012 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at June 29, 2013.

	2013	2014	2015	Total	Fair Value
	(In thousands, except percentages)

Cash equivalents
Fixed rate amounts	$1,004	—	—	$1,004	$1,003
Weighted-average rate	3.39%	—	—
Variable rate amounts	$15,835	—	—	$15,835	$15,835
Weighted-average rate	0.02%	—	—
Short-term investments
Fixed rate amounts	$15,928	$27,173	—	$43,101	$43,130
Weighted-average rate	0.54%	2.31%	—
Variable rate amounts	$3,213	—	—	$3,213	$3,214
Weighted-average rate	1.22%	—	—
Long-term investments
Fixed rate amounts	—	$10,807	$8,937	$19,744	$19,701
Weighted-average rate	—	1.54%	2.87%
Total investment portfolio	$35,980	$37,980	$8,937	$82,897	$82,883

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $1.9 million at June 29, 2013.

Item 4. Controls	and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 29, 2013, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the third quarter of 2013. The terms and conditions could include a claw back by the Singapore government of tax benefits received in previous years. A claw back of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

Intevac will need to generate approximately $51.4 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of June 29, 2013. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or the entire remaining deferred tax assets which are primarily attributable to our Singapore operation.

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

As a result of our acquisitions, we have significant intangible assets and had significant goodwill on our balance sheet. We test these assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2012, as a result of a decline in our market capitalization and a reduction in our revenue expectations we recorded a goodwill impairment charge in the amount of $18.4 million. We will continue to evaluate the carrying value of our intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 4 “Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for additional information related to impairment of intangible assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended +

10.2	Offer Letter with Wendell Blonigan (1) +

10.3	Severance Agreement with Wendell Blonigan (1) +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013.
+	Management compensatory plan or arrangement required to be filed as an exhibit.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: July 30, 2013	By:	/S/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2013	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)