Form 10-Q
period 2013-09-28
INTEVAC INC
filed 2013-10-29
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

On October 29, 2013, 24,006,002 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,626	$24,261
Short-term investments	48,433	40,591
Trade and other accounts receivable, net of allowances of $0 at both September 28, 2013 and at December 31, 2012	16,114	19,822
Inventories	25,794	26,193
Prepaid expenses and other current assets	1,750	2,120

Total current assets	108,717	112,987
Property, plant and equipment, net	13,065	13,426
Long-term investments	20,661	27,317
Intangible assets, net of amortization of $3,205 at September 28, 2013 and $2,887 at December 31, 2012	5,180	5,868
Deferred income taxes and other long-term assets	13,730	12,905

Total assets	$161,353	$172,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,719	$4,479
Accrued payroll and related liabilities	5,246	4,194
Other accrued liabilities	6,111	8,489
Customer advances	5,862	2,193
Deferred income taxes	1,281	1,281

Total current liabilities	23,219	20,636
Other long-term liabilities	9,250	9,232
Stockholders’ equity:
Common stock, $0.001 par value	24	23
Additional paid-in capital	155,701	151,996
Accumulated other comprehensive income	733	769
Accumulated deficit	(27,574)	(10,153)

Total stockholders’ equity	128,884	142,635

Total liabilities and stockholders’ equity	$161,353	$172,503

Note: Amounts as of December 31, 2012 are derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$15,991	$11,665	$38,111	$55,067
Technology development	3,124	5,169	10,970	10,874

Total net revenues	19,115	16,834	49,081	65,941
Cost of net revenues:
Systems and components	9,725	7,476	26,206	31,561
Technology development	2,495	3,626	8,638	7,569

Total cost of net revenues	12,220	11,102	34,844	39,130

Gross profit	6,895	5,732	14,237	26,811
Operating expenses:
Research and development	4,250	7,336	16,192	24,812
Selling, general and administrative	5,627	6,389	16,834	19,831
Bad debt expense	—	3,017	—	3,017

Total operating expenses	9,877	16,742	33,026	47,660

Gain (loss) on divestitures	—	—	(208)	2,207

Loss from operations	(2,982)	(11,010)	(18,997)	(18,642)
Interest income and other, net	220	(8)	392	411

Loss before income taxes	(2,762)	(11,018)	(18,605)	(18,231)
Benefit from income taxes	(17)	(3,011)	(1,184)	(5,570)

Net loss	$(2,745)	$(8,007)	$(17,421)	$(12,661)

Net loss per share:
Basic and diluted	$(0.11)	$(0.34)	$(0.73)	$(0.54)

Weighted average common shares outstanding:
Basic and diluted	23,931	23,397	23,793	23,293

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Unaudited)
	(In thousands)
Net loss	$(2,745)	$(8,007)	$(17,421)	$(12,661)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	60	73	(29)	305
Foreign currency translation gains (losses)	3	19	(7)	5

Other comprehensive income (loss), before tax	63	92	(36)	310
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	(26)	—	(107)

Other comprehensive income (loss), net of tax	63	66	(36)	203

Comprehensive loss	$(2,682)	$(7,941)	$(17,457)	$(12,458)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 28, 2013	September 29, 2012
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(17,421)	$(12,661)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,280	3,391
Net amortization of investment premiums and discounts	655	1,076
Net loss on sale of investments	—	210
Bad debt expense	—	3,017
Equity-based compensation	1,836	2,941
Change in the fair value of acquisition-related contingent consideration	(24)	443
Deferred income taxes	(1,013)	(5,418)
Loss (gain) on divestitures	208	(2,207)
Loss (gain) on disposal of equipment	(153)	168
Changes in operating assets and liabilities	4,285	(5,430)

Total adjustments	9,074	(1,809)

Net cash and cash equivalents used in operating activities	(8,347)	(14,470)
Investing activities
Purchases of investments	(32,606)	(32,987)
Proceeds from sales and maturities of investments	31,736	41,346
Proceeds from sale of DeltaNu assets	500	—
Proceeds from sale of mainframe technology	—	3,000
Proceeds from sale of equipment	153	—
Purchases of leasehold improvements and equipment	(928)	(2,114)

Net cash and cash equivalents provided by (used in) investing activities	(1,145)	9,245
Financing activities
Payment of acquisition-related contingent consideration	(40)	(3,345)
Net proceeds from issuance of common stock	1,905	1,865

Net cash and cash equivalents provided by (used in) financing activities	1,865	(1,480)
Effect of exchange rate changes on cash	(8)	4

Net decrease in cash and cash equivalents	(7,635)	(6,701)
Cash and cash equivalents at beginning of period	24,261	23,560

Cash and cash equivalents at end of period	$16,626	$16,859

Non-cash investing activity
Finished goods inventory transferred to property, plant and equipment	$1,551	—

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). Intevac’s results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncement

Presentation of Unrecognized Tax Benefits: In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 28,	December 31,
	2013	2012
	(In thousands)
Raw materials	$15,778	$14,921
Work-in-progress	8,327	5,526
Finished goods	1,689	5,746

	$25,794	$26,193

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Equity-Based Compensation

At September 28, 2013, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan, the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 28, 2013 and September 29, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Equity-based compensation by type of award:
Stock options	$375	$523	$651	$1,843
RSUs	130	88	314	111
Employee stock purchase plan	249	332	871	987

Total equity-based compensation	754	943	1,836	2,941
Tax effect on equity-based compensation	(8)	(205)	(18)	(706)

Net effect on net loss	$746	$738	$1,818	$2,235

Equity-based compensation expense is based on awards ultimately expected to vest and such amount has been reduced for estimated forfeitures. Forfeitures were estimated based on Intevac’s historical experience, which Intevac believes to be indicative of Intevac’s future experience.

Stock Options and ESPP

The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Option activity as of September 28, 2013 and changes during the nine months ended September 28, 2013 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	3,128,408	$11.52
Options granted	902,770	$5.59
Options cancelled and forfeited	(1,339,934)	$13.73
Options exercised	(69,838)	$3.91
Options outstanding at September 28, 2013	2,621,406	$8.55
Vested and expected to vest at September 28, 2013	2,386,932	$8.77
Options exercisable at September 28, 2013	1,412,001	$10.34

Intevac issued 457,000 shares under the ESPP during the nine months ended September 28, 2013.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock Options:
Weighed-average fair value of grants per share	$2.81	$2.87	$2.48	$3.90
Expected volatility	55.06%	63.19%	56.40%	63.80%
Risk free interest rate	1.04%	0.41%	1.09%	0.74%
Expected term of options (in years)	4.02	3.94	4.22	4.63
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock Purchase Rights:
Weighed-average fair value of grants per share	$1.97	$2.31	$1.63	$3.01
Expected volatility	43.09%	63.23%	51.54%	62.36%
Risk free interest rate	0.21%	0.21%	0.26%	0.28%
Expected term of purchase rights (in years)	1.00	1.85	1.77	1.68
Dividend yield	None	None	None	None

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

Stock Option Exchange Program

During our Annual Stockholder’s Meeting held on May 9, 2013, our stockholders approved a one-time Employee Stock Option Exchange Program (the “Exchange Program”) pursuant to which eligible employees were provided an opportunity to exchange, on a grant-by-grant basis, eligible outstanding stock options for a lesser number of new options, to be granted under our 2012 Equity Incentive Plan. Options eligible for the Exchange Program are those that were granted prior to the 12-month period preceding the start of the Exchange Program offering period, and have exercise prices per share that are greater than $8.49, 50% above our closing per share stock price measured as of July 5, 2013 which is shortly before the start of the Exchange Program. The Exchange Program offering period commenced on July 6, 2013 and closed on August 6, 2013, at which time a total of 87 eligible option holders exchanged 766,000 outstanding stock options for 336,000 stock options.

The Exchange Program was launched to increase the intended retention and incentive value of employee equity awards, reduce the potential dilutive effect of our equity incentive program, and reduce pressure to grant additional equity awards to employees in the short term. Participation in the Exchange Program was made available to all employees in the United States and Singapore except for the Named Executive Officers. Non-employee members of our board of directors were also not eligible to participate. The exchange of options under the Exchange Program resulted in a total incremental charge to compensation expense of $126,000. This incremental charge is being recognized over the vesting periods of the new options. These vesting periods range from one to three years beginning on the first anniversary of the grant.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2012	100,461	$7.33
Granted	169,637	$4.51
Vested	(21,327)	$7.54
Cancelled and forfeited	(11,922)	$6.72
Non-vested RSUs at September 28, 2013	236,849	$5.32

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Allowance for Doubtful Accounts

The following table represents a reconciliation of the allowance for doubtful accounts for the three and nine months ended September 29, 2012:

	Three Months Ended	Nine Months Ended
	September 29, 2012
	(In thousands)
Opening balance	$—	$41
Bad debt expense	3,017	3,017
Write-offs	(3,017)	(3,058)

Closing balance	$—	$—

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

The Company did not record any bad debt expense during the nine months ended September 28, 2013.

6. Purchased Intangible Assets

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Details of finite-lived intangible assets by segment as of September 28, 2013, are as follows.

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,170	$(2,551)	$4,619
Intevac Photonics	1,215	(654)	561

	$8,385	$(3,205)	$5,180

Total amortization expense of finite-lived intangibles for the three and nine months ended September 28, 2013 was $279,000 and $598,000.

As of September 28, 2013, future amortization expense is expected to be as follows.

(In thousands)
2013	$279
2014	934
2015	854
2016	853
2017	757
Thereafter	1,503

$5,180

7. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011 and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone payments at September 28, 2013.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on September 28, 2013 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of September 28, 2013, payments made in connection with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended September 28, 2013 and September 29, 2012.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Opening balance	$4,942	$6,969	$5,151	$8,715
Changes in fair value	185	(200)	(24)	443
Cash payments made	(40)	(956)	(40)	(3,345)

Closing balance	$5,087	$5,813	$5,087	$5,813

The following table displays the balance sheet classification of the contingent consideration liability account at September 28, 2013 and at December 31, 2012:

	September 28,	December 31,
	2013	2012
	(In thousands)
Other accrued liabilities	$42	$265
Other long-term liabilities	5,045	4,886

Total acquisition-related contingent consideration	$5,087	$5,151

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of September 28, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at September 28, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$ 5,087	Discounted cash flow	Weighted average cost of capital	16.0%
			Probability weighting of achieving revenue forecasts	15.0% - 50.0% (31.7%)

8. Divestitures

Sale of DeltaNu

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million. Under the terms of the agreement, the acquirer also assumed certain liabilities related to the purchased assets. Payment terms included $500,000 which was paid on the closing date, with the remaining balance to be paid in the form of an earnout of 5% of the acquirer’s Raman spectroscopy instrument sales for 5 years following the closing date which will be due and payable on or before each anniversary of the closing date or a minimum earnout payment of $100,000 annually, whichever is higher. The maximum earnout payments during the payment period shall not exceed $1.0 million.

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

Sale of Mainframe Technology

On January 6, 2012, the Company sold certain assets including intellectual property and residual assets which comprised its semiconductor mainframe technology.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Opening balance	$2,087	$2,858	$2,349	$2,724
Expenditures incurred under warranties	(309)	(197)	(773)	(1,388)
Accruals for product warranties issued during the reporting period	323	218	861	1,093
Adjustments to previously existing warranty accruals	(37)	(330)	(373)	120

Closing balance	$2,064	$2,549	$2,064	$2,549

The following table displays the balance sheet classification of the warranty provision account at September 28, 2013 and at December 31, 2012:

	September 28,	December 31,
	2013	2012
	(In thousands)
Other accrued liabilities	$1,974	$2,259
Other long-term liabilities	90	90

Total warranty provision	$2,064	$2,349

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 28, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$6,158	$—	$—	$6,158
Money market funds	10,468	—	—	10,468

Total cash and cash equivalents	$16,626	$—	$—	$16,626
Short-term investments:
Commercial paper	$997	$—	$—	$997
Corporate bonds and medium-term notes	21,930	23	3	21,950
Municipal bonds	6,113	2	1	6,114
U.S. treasury and agency securities	19,199	13	—	19,212
Variable rate demand notes (“VRDNs”)	160	—	—	160

Total short-term investments	$48,399	$38	$4	$48,433
Long-term investments:
Corporate bonds and medium-term notes	$15,576	$9	$3	$15,582
Municipal bonds	1,065	2	—	1,067
U.S. treasury and agency securities	4,008	4	—	4,012

Total long-term investments	$20,649	$15	$3	$20,661

Total cash, cash equivalents, and investments	$85,674	$53	$7	$85,720

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31. 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,939	$—	$—	$5,939
Money market funds	18,322	—	—	18,322

Total cash and cash equivalents	$24,261	$—	$—	$24,261
Short-term investments:
Commercial paper	$2,495	$—	$—	$2,495
Corporate bonds and medium-term notes	19,539	13	4	19,548
Municipal bonds	1,203	1	—	1,204
U.S. treasury and agency securities	16,976	23	—	16,999
VRDNs	345	—	—	345

Total short-term investments	$40,558	$37	$4	$40,591
Long-term investments:
Corporate bonds and medium-term notes	$16,776	$33	$7	$16,802
Municipal bonds	1,000	2	—	1,002
U.S. treasury and agency securities	9,499	14	—	9,513

Total long-term investments	$27,275	$49	$7	$27,317

Total cash, cash equivalents, and investments	$92,094	$86	$11	$92,169

The contractual maturities of available-for-sale securities at September 28, 2013 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55,702	$55,734
Due after one through two years	22,654	22,668
Due after ten years	1,160	1,160

	$79,516	$79,562

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 28, 2013.

	September 28, 2013
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$7,802	$6	$—	$—
Municipal bonds	3,112	1	—	—

	$10,914	$7	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 28, 2013.

	Fair Value Measurements at September 28, 2013
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$10,468	$10,468	$—
U.S. treasury and agency securities	23,224	8,703	14,521
Commercial paper	997	—	997
Corporate bonds and medium-term notes	37,532	—	37,532
Municipal bonds	7,181	—	7,181
VRDNs	160	—	160

Total recurring fair value measurements	$79,562	$19,171	$60,391

The following table presents the changes in Level 3 instruments which consisted of Auction Rate Securities (“ARS”) which were classified as available-for-sale securities and which were measured on a recurring basis for the nine month period ended September 29, 2012.

(In thousands)
Opening balance	$4,490
Total gains (losses) for the period
Included in earnings	(229)
Included in other comprehensive income	171
Proceeds from tender offers	(2,771)

Closing balance	$1,661

The Company did not hold any ARS as of or during the nine months ended September 28, 2013.

12. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately thirty and sixty days. The notional amount of Company’s foreign currency derivatives was $1.7 million at September 28, 2013 and $491,000 at December 31, 2012.

13. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended September 28, 2013, are as follows.

	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Balance at December 31, 2012	$694	$75	$769
Other comprehensive loss before reclassification	(6)	(15)	(21)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(6)	(15)	(21)

Balance at March 30, 2013	$688	$60	$748
Other comprehensive loss before reclassification	(4)	(74)	(78)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(4)	(74)	(78)

Balance at June 29, 2013	$684	$(14)	$670
Other comprehensive income (loss) before reclassification	3	60	63
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	3	60	63

Balance at September 28, 2013	$687	$46	$733

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except per share amounts)
Net loss	$(2,745)	$(8,007)	$(17,421)	$(12,661)

Weighted-average shares — basic	23,931	23,397	23,793	23,293
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares — diluted	23,931	23,397	23,793	23,293

Net loss per share — basic and diluted	$(0.11)	$(0.34)	$(0.73)	$(0.54)

Antidilutive shares based on employee awards excluded	2,551	3,175	2,648	2,999

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15. Segment Reporting

Intevac’s two reportable segments are: Equipment and Intevac Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 28, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and nine months ended September 28, 2013 and September 29, 2012 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Equipment	$11,760	$7,401	$26,293	$43,179
Intevac Photonics	7,355	9,433	22,788	22,762

Total segment net revenues	$19,115	$16,834	$49,081	$65,941

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)
Equipment	$(1,423)	$(10,298)	$(14,607)	$(15,493)
Intevac Photonics	192	717	254	(939)

Total segment operating income (loss)	(1,231)	(9,581)	(14,353)	(16,432)

Unallocated costs	(1,751)	(1,429)	(4,436)	(4,417)

Gain (loss) on divestitures	—	—	(208)	2,207

Loss from operations	(2,982)	(11,010)	(18,997)	(18,642)
Interest income and other, net	220	(8)	392	411

Loss before income taxes	$(2,762)	$(11,018)	$(18,605)	$(18,231)

Total assets for each reportable segment as of September 28, 2013 and December 31, 2012 are as follows:

Assets

	September 28, 2013	December 31, 2012
	(In thousands)
Equipment	$39,825	$37,376
Intevac Photonics	19,847	27,052

Total segment assets	59,672	64,428

Cash, cash equivalents and investments	85,720	92,169
Deferred income taxes	13,189	12,176
Other current assets	1,011	1,870
Common property, plant and equipment	1,283	1,211
Other assets	478	649

Consolidated total assets	$161,353	$172,503

16. Restructuring Charges

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Plan for the nine months ended September 28, 2013, are as follows.

Severance and other employee- related costs
(In thousands)
Balance at December 31, 2012	$—
Provision for restructuring reserves	742
Cash payments made	(742)

Balance at September 28, 2013	$—

17. Income Taxes

Intevac recorded income tax benefits of $17,000 and $1.2 million for the three and nine months ended September 28, 2013, respectively. Intevac recorded income tax benefits of $3.0 million and $5.6 million for the three and nine months ended September 29, 2012, respectively. The income tax provision for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three and nine months ended September 28, 2013.

The income tax benefit for both the three and nine month periods ended September 28, 2013 includes a $213,000 tax benefit from the release of certain unrecognized tax benefit liabilities due to the lapse of statutes of limitation. The income tax benefit for the three and nine month periods ended September 28, 2013 was reduced by discrete income tax charges for accrued withholding tax in Singapore of $147,000 and $231,000, respectively. The income tax benefit for the nine months ended September 29, 2012 includes the following discrete income tax items: (i) $1.1 million tax benefit related to a bad debt write-off, (ii) $108,000 tax benefit from the release of a valuation allowance and (iii) $188,000 in tax refunds received from Singapore and California, which were offset in part by (iv) $554,000 discrete income tax charge related to the gain on the sale of the mainframe technology.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the fourth quarter of 2013.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2010. Tax years 1999 through 2010 are subject to income tax examinations by U.S. federal and California tax authorities to the extent of tax credit carry forwards remaining or utilized in an otherwise open year. Tax years 2010 through 2012 generally

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

remain open for examinations by the tax authorities. During 2012, the Internal Revenue Service completed its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim. Additionally, the Singapore Inland Revenue Authority is conducting an examination of the fiscal 2009 and 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently there are no other active income tax examinations in the jurisdictions where Intevac operates.

18. Contingencies

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment to the photovoltaic (“PV”) industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Intevac Photonics. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology. During the third quarter of 2012, Intevac wrote-off a promissory note receivable and a deferred profit liability related to certain thin-film PV equipment sold in a previous year due to the insolvency of the customer. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu. During the first quarter of 2013, Intevac also announced a cost reduction plan and reduced its workforce by 18 percent during the first half of the year.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s Equipment results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets and has introduced products for PV solar cell manufacturing. Intevac believes that expansion into this market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes. Intevac Photonics’ results are driven by the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

The following table presents certain significant measurements for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29 2012	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$19,115	$16,834	$2,281	$49,081	$65,941	$(16,860)
Gross profit	$6,895	$5,732	$1,163	$14,237	$26,811	$(12,574)
Gross margin percent	36.1%	34.1%	2.0 points	29.0%	40.7%	(11.7) points
Net loss	$(2,745)	$(8,007)	$5,262	$(17,421)	$(12,661)	$(4,760)
Loss per diluted share	$(0.11)	$(0.34)	$0.23	$(0.73)	$(0.54)	$(0.19)

Financial results for the third quarter of fiscal 2013 improved compared to the same period in the prior year. Net revenues increased for the third quarter of fiscal 2013 compared to the same period in the prior year primarily due to higher equipment sales to disk manufacturers offset by lower Intevac Photonics’ contract research and development (“R&D”). Intevac recognized revenue on one 200 Lean® system in the third quarter of 2013 and did not recognize revenue on any 200 Lean systems in the third quarter of 2012. The net loss for the third quarter of fiscal 2013 decreased compared to the same period in the prior year due to higher revenues, higher gross margins and lower operating expenses as a result of savings from the cost reduction program implemented during the first half of 2013 and costs recovered under a non-recurring engineering (“NRE”) arrangement, offset in part by recognition of a smaller income tax benefit. Also the third quarter of fiscal 2012 included a bad debt charge of $3.0 million which did not re-occur in fiscal 2013. Financial results for the first nine months of fiscal 2013 declined compared to the same period in the prior year. Net revenues decreased for the first nine months of fiscal 2013 compared to the same period in the prior year due to lower equipment sales to disk manufacturers. The net loss for the first nine months of fiscal 2013 increased compared to the same period in the prior year due to lower revenues and lower gross margins and recognition of a smaller income tax benefit, offset in part by lower operating expenses. Also in the first nine months of fiscal 2012, Intevac recognized a gain on the sale of its semiconductor mainframe technology in the amount of $2.2 million which did not re-occur in fiscal 2013. The income tax benefit declined from $5.6 million in the prior year to $1.2 million in the first nine months of fiscal 2013 primarily due to the fact that Intevac did not recognize a benefit on the U.S. net operating loss in the first nine months of fiscal 2013.

In the remainder of fiscal 2013, Intevac expects that the effect of macro-economic environment conditions on demand for personal computers for both consumers and corporations, the transition to centralized or “cloud” storage and the proliferation of tablets will continue to negatively impact the hard drive equipment business. The Company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as fiscal 2012. In the remainder of fiscal 2013, Intevac also expects sales of PV equipment to solar cell manufacturers will be relatively flat compared to fiscal 2012. Intevac expects that capital spending for the solar cell manufacturing market will remain at these low levels through the remainder of 2013 and into 2014. For the remainder of fiscal 2013, Intevac expects that Intevac Photonics business levels will be relatively flat as compared to 2012 as the business completes its major contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter in advance of the first large scale production shipments that will begin in late 2013.

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LEAN SOLAR™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoVista™”, “LEAN SOLAR NanoTexture™,” “NightVista®,” and “Night Port™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

Equipment	$11,760	$7,401	$4,359	$26,293	$43,179	$(16,886)
Intevac Photonics
Contract R&D	$3,124	$5,169	$(2,045)	$10,970	$10,874	$96
Products	4,231	4,264	(33)	11,818	11,888	(70)

	7,355	9,433	(2,078)	22,788	22,762	26

Total net revenues	$19,115	$16,834	$2,281	$49,081	$65,941	$(16,860)

Equipment revenue for the three months ended September 28, 2013 increased compared to the same period in the prior year as a result of higher sales of disk sputtering systems and technology upgrades, offset in part by lower sales of disk lubrication systems and spare parts. During the third quarter of 2013 Intevac recognized revenue on one 200 Lean system, disk equipment technology upgrades, and spare parts. During the third quarter of 2012 Intevac recognized revenue on AccuLuberTM systems, disk equipment technology upgrades, and spare parts. Equipment revenue for the nine months ended September 28, 2013 decreased over the same period in the prior year as a result of lower sales of disk sputtering systems, disk lubrication systems, technology upgrades and spare parts. Equipment revenue for the nine months ended September 28, 2013 included revenue recognition for one 200 Lean system, one solar implant ENERGi™ system, AccuLuber systems, upgrades and spare parts. Equipment revenue for the nine months ended September 29, 2012 included revenue recognition for two 200 Lean systems, AccuLuber systems, one LEAN SOLAR NanoTexture™ etch system, upgrades and spare parts.

Intevac Photonics revenue for the three months ended September 28, 2013 decreased over the same period in the prior year as a result of lower contract R&D work as the business completed several contracts during 2013. Intevac Photonics revenue for the nine months ended September 28, 2013 was relatively flat compared to the same period in the prior year. Both the three and nine month periods ended September 28, 2013 reflected lower sales of Raman spectroscopy products compared to the same periods in the prior year. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

Backlog

	September 28, 2013	December 31, 2012	September 29, 2012
	(In thousands)

Equipment	$19,759	$8,902	$15,729
Intevac Photonics	50,988	26,282	24,315

Total backlog	$70,747	$35,184	$40,044

Equipment backlog at September 28, 2013 included two 200 Lean systems. Equipment backlog at December 31, 2012 and September 29, 2012 did not include any 200 Lean systems. Photonics backlog at September 28, 2013 includes $24.6 million in revenue that will be earned beyond the next twelve months.

Revenue by geographic region

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

United States	$7,306	$9,949	$(2,643)	$24,352	$22,607	$1,745
Asia	10,127	5,421	4,706	20,495	39,349	(18,854)
Europe	1,682	670	1,012	4,234	3,188	1,046
Rest of world	—	794	(794)	—	797	(797)

Total net revenues	$19,115	$16,834	$2,281	$49,081	$65,941	$(16,860)

The decrease in U.S. sales for the three months ended September 28, 2013 was primarily due to lower contract R&D. The increase in U.S. sales for the nine months ended September 28, 2013 was primarily due to higher U.S. sales of technology upgrades. International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the Asia region for the three months ended September 28, 2013 was primarily due to an increase in net revenues from disk sputtering systems and technology upgrades. The decrease in sales to the Asia region for the nine months ended September 28, 2013 was primarily due to a decrease in net revenues from disk sputtering systems, disk lubrication systems and technology upgrades. The increase in sales to the Europe region for the three and nine months ended September 28, 2013 was primarily due to higher sales of Intevac Photonics’ digital night-vision cameras to a NATO customer. The mix of domestic versus international sales will change from period to period depending on the location of Intevac’s largest customers in each period.

Gross profit

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$4,664	$2,637	$2,027	$7,218	$19,285	$(12,067)
% of Equipment net revenues	39.7%	35.6%		27.4%	44.7%
Intevac Photonics gross profit	$2,231	$3,095	$(864)	$7,019	$7,526	$(507)
% of Intevac Photonics net revenues	30.3%	32.8%		30.8%	33.1%
Total gross profit	$6,895	$5,732	$1,163	$14,237	$26,811	$(12,574)
% of net revenues	36.1%	34.1%		29.0%	40.7%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 39.7% in the three months ended September 28, 2013 compared to 35.6% in the three months ended September 29, 2012 and was 27.4% in the nine months ended September 28, 2013 compared to 44.7% in the nine months ended September 29, 2012. The higher gross margin for the three months ended September 28, 2013 was due primarily to higher revenues, product mix which included higher-margin upgrades, and higher factory utilization. The lower gross margin for the nine months ended September 28, 2013 was due primarily to lower revenues and lower factory utilization. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Intevac Photonics gross margin was 30.3% in the three months ended September 28, 2013 compared to 32.8% in the three months ended September 29, 2012 and was 30.8% in the nine months ended September 28, 2013 compared to 33.1% in the nine months ended September 29, 2012. Gross margin percentages declined during the three and nine months ended September 28, 2013 compared to the same periods in the prior year due to lower margins on contract R&D, offset in part by of higher-margin product sales and cost reductions associated with digital night-vision products and warranty. Gross margins in the Intevac Photonics business will vary depending on a number of factors, including product mix, product cost, pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

Research and development expense	$4,250	$7,336	$(3,086)	$16,192	$24,812	$(8,620)

Research and development spending decreased in Equipment during the three and nine month periods ended September 28, 2013 as compared to the same periods in the prior year. The decrease in Equipment spending was due primarily to decreased PV development and costs recovered under a NRE arrangement. Intevac Photonics research and development spending during the three months ended September 28, 2013 was relatively flat compared to the same period in the prior year. Intevac Photonics research and development spending decreased during the nine months ended September 28, 2013 as compared to the same period in the prior year due to a higher volume of billable contract R&D efforts. Research and development expenses do not include costs of $2.5 million and $8.6 million for the three and nine months ended September 28, 2013 respectively, or $3.6 million and $7.6 million for the three and nine months ended September 29, 2012, respectively, which are related to customer-funded contract R&D programs at Intevac Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

Selling, general and administrative expense	$5,627	$6,389	$(762)	$16,834	$19,831	$(2,997)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three and nine months ended September 28, 2013 compared to the three and nine months ended September 29, 2012 was primarily the result of lower charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition, lower equity compensation expense and savings from the global cost reduction program offset in part by increased accruals for variable compensation programs and costs associated with the implementation of the global cost reduction program.

Bad debt expense

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

Gain (loss) on divestitures

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. On January 6, 2012, the Company sold certain assets, including intellectual property and residual assets, which comprised its semiconductor mainframe technology for $3.0 million in cash and recorded a gain of $2.2 million. See Note 8 “Divestitures” in the notes to the condensed consolidated financial statements for additional information related to the gain (loss) on divestitures.

Interest income and other, net

	Three months ended			Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

Interest income and other, net	$220	$(8)	$228	$392	$411	$(19)

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Income tax provision (benefit)

		Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	Change over prior period	September 28, 2013	September 29, 2012	Change over prior period
	(In thousands)

Income tax benefit	$(17)	$(3,011)	$2,994	$(1,184)	$(5,570)	$4,386

Intevac recorded income tax benefits of $17,000 and $1.2 million for the three and nine months ended September 28, 2013, respectively. Intevac recorded income tax benefits of $3.0 million and $5.6 million for the three and nine months ended September 29, 2012, respectively. The income tax provision for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates, except that certain discrete items are treated separately. At the end of 2012 Intevac established a valuation allowance against the majority of the U.S. deferred tax assets. As a result, Intevac did not recognize a benefit on the U.S. net operating loss for the three and nine months ended September 28, 2013.

The income tax benefit for both the three and nine month periods ended September 28, 2013 includes a $213,000 tax benefit from the release of certain unrecognized tax benefit liabilities due to the lapse of statutes of limitation. The income tax benefit for the three and nine month periods ended September 28, 2013 was reduced by discrete income tax charges for accrued withholding tax in Singapore of $147,000 and $231,000, respectively. The income tax benefit for the nine months ended September 29, 2012 includes the following discrete income tax items: (i) $1.1 million tax benefit related to a bad debt write-off, (ii) $108,000 tax benefit from the release of a valuation allowance and (iii) $188,000 in tax refunds received from Singapore and California, which were offset in part by (iv) $554,000 discrete income tax charge related to the gain on the sale of the mainframe technology.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the fourth quarter of 2013.

Liquidity and Capital Resources

At September 28, 2013, Intevac had $85.7 million in cash, cash equivalents, and investments compared to $92.2 million at December 31, 2012. During the first nine months of 2013 cash, cash equivalents and investments decreased by $6.5 million due primarily to cash used in operating activities and purchases of fixed assets, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, and cash received from the sale of the assets of DeltaNu.

Cash, cash equivalents and investments consist of the following:

	September 28, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$16,626	$24,261
Short-term investments	48,433	40,591
Long-term investments	20,661	27,317

Total cash, cash equivalents and investments	$85,720	$92,169

Operating activities used cash of $8.3 million during the first nine months of 2013 and of $14.5 million during the first nine months of 2012. The decrease in cash used in operating activities was due primarily to changes in working capital during the first nine months of 2013, which was mostly offset by a larger net loss.

Accounts receivable totaled $16.1 million at September 28, 2013, compared to $19.8 million at December 31, 2012. The decrease of $3.7 million in the receivable balance was due primarily to lower revenue levels and the collection of outstanding receivables from the U.S. government. Total net inventories decreased slightly to $25.8 million at September 28, 2013, compared to $26.2 million at December 31, 2012 as the Company transferred a solar implant ENERGi system in finished goods inventory to property, plant and equipment, offset in part by inventory procured for the production of two 200 Lean systems in backlog. Accounts payable increased slightly to $4.7 million at September 28, 2013 compared to $4.5 million at December 31, 2012. Customer deposits increased to $5.9 million at September 28, 2013 compared to $2.2 million at December 31, 2012. The increase of $3.7 million in the customer deposit balance was due primarily to deposits on orders for two 200 Lean systems.

Investing activities in the first nine months of 2013 used cash of $1.1 million. Purchase of investments net of proceeds from sales and maturities totaled $870,000. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. See Note 8 “Divestitures” in the notes to the condensed consolidated financial statements for additional information related the sale of the assets of DeltaNu. Capital expenditures for the nine months ended September 28, 2013 were $928,000.

Financing activities in the first nine months of 2013 generated cash of $1.9 million from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

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

As of September 28, 2013, approximately $6.6 million of cash and cash equivalents and $3.6 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.5 million to $2.0 million in capital expenditures during the remainder of 2013.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2012 Form 10-K. Management believes that there has been no significant change during the nine months ended September 28, 2013 to the items identified as critical accounting policies in Intevac’s 2012 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at September 28, 2013.

	2013	2014	2015	Total	Fair Value
	(In thousands, except percentages)

Cash equivalents
Variable rate amounts	$10,468	—	—	$10,468	$10,468
Weighted-average rate	0.03%	—	—
Short-term investments
Fixed rate amounts	$9,950	$34,277	—	$44,227	$44,258
Weighted-average rate	0.32%	2.22%	—
Variable rate amounts	$4,172	—	—	$4,172	$4,175
Weighted-average rate	1.18%	—	—
Long-term investments
Fixed rate amounts	—	$10,726	$9,923	$20,649	$20,661
Weighted-average rate	—	1.45%	2.88%
Total investment portfolio	$24,590	$45,003	$9,923	$79,516	$79,562

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $1.7 million at September 28, 2013.

Item 4.	Controls and Procedures

    Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or

Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 28, 2013, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011, 2012 and 2013, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. For example, while we previously believed that our sales would continue to be depressed through 2013, we now believe that the cycle will continue into at least 2014.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in enterprise applications and smaller form factors such as tablets, smart-phones, ultra-books and notebook personal computers instead of hard disk drives. Tablet computing devices and smart-phones have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

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

We have invested heavily, and continue to invest, in the development of new and existing products, such as our 200 Lean system, our LEAN SOLAR systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Funding of multi-year government programs is subject to congressional appropriations, and there is no guarantee that the U.S. government will make further appropriations, particularly given the U.S. government’s recent focus on spending in other areas and spending reductions. Sales to the U.S. government and its prime contractors may also be affected by changes in procurement policies, budget considerations and political developments in the United States or abroad. For example, if the U.S. government is less focused on defense spending or there is a decrease in hostilities, demand for our products could decrease. The loss of funding for a government program would result in a loss of future revenues attributable to that program. The influence of any of these factors, which are beyond our control, could negatively impact our results of operations.

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

Intevac has benefitted from a tax holiday in Singapore which is scheduled to expire at the end of 2015. The tax holiday provides a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels are met in Singapore. We are presently in discussion with the Singapore tax authority to terminate this tax holiday effective January 1, 2013 due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. We expect the Singapore tax authorities to issue the terms and conditions allowing us to terminate the tax holiday early during the fourth quarter of 2013. The terms and conditions could include a claw back by the Singapore government of tax benefits received in previous years. A claw back of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

Intevac will need to generate approximately $49.5 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of September 28, 2013. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or the entire remaining deferred tax assets which are primarily attributable to our Singapore operation.

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

As a result of our acquisitions, we have significant intangible assets and had significant goodwill on our balance sheet. We test these assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2012, as a result of a decline in our market capitalization and a reduction in our revenue expectations we recorded a goodwill impairment charge in the amount of $18.4 million. We will continue to evaluate the carrying value of our intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 6 “Purchased Intangible Assets” in the notes to the condensed consolidated financial statements for additional information related to impairment of intangible assets.

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

We have completed a number of acquisitions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of SIT, in 2012 we completed the sale of certain semiconductor mainframe technology assets and in 2013 we completed the sale of the assets of DeltaNu. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition-or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: October 29, 2013	By:	/S/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2013	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)