Form 10-K
period 2013-12-31
INTEVAC INC
filed 2014-02-20
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 29, 2013, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, was approximately $68,290,130 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 14, 2014, 23,919,146 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Intevac’s business consists of two reportable segments:

Equipment: Intevac is a leader in the design, development and marketing of high-productivity process equipment solutions to the hard disk drive industry. Our systems are production-proven for high-volume manufacturing of substrates with precise thin-film properties, such as those required in the hard drive and solar cell markets we currently serve.

Photonics: Intevac is a leader in the development and manufacture of leading edge, high-sensitivity imaging products and vision systems. Our products primarily address the defense market.

Intevac was incorporated in California in October 1990 and was reincorporated in Delaware in 2007.

Equipment Segment

Hard Disk Drive Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in hard disk drives. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems currently represent approximately 60% of the installed capacity of disk sputtering systems worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital, including its wholly-owned subsidiary, HGST, Fuji Electric, and Showa Denko.

Hard disk drives are the primary storage medium for digital data including on-line, “cloud” storage, and near-line applications and are used in products and applications such as personal computers, enterprise data storage, and video players and video game platforms. Intevac believes that hard disk drive media shipments will continue to grow over time. Continued growth in the amount of digital data stored and the slowing in areal density improvements are key factors in determining the demand for magnetic disks used in hard disk drives.

In recent years the hard drive business has been negatively impacted by the effects of the proliferation of tablets, the transition to centralized or “cloud” storage, and the effects of uncertain macro-economic environment conditions on demand for personal computers from consumers and corporations. Although the hard drive industry continues to expect growth in the enterprise data storage market segment, the transition to cloud storage has resulted in lower hard drive shipments in recent years. However, Intevac continues to believe that long-term demand for hard disk drives will increase, driven by growth in demand for digital storage, declining growth rate in areal density improvements, the need for corporations to replace and update employee computers, increased information technology spending to support the transition to cloud storage and the proliferation of personal computers into emerging economies. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

Intevac expects that hard disk drive manufacturers will extend their utilization of planar perpendicular media with the introduction of thermal assisted magnetic recording (“TAMR”) expected within the next three to four years. Intevac believes that the transition to TAMR will require disk manufacturers to upgrade their installed base of equipment, which would result in increased demand for equipment technology upgrades to be performed by Intevac. The introduction of patterned media is expected to occur several years after the transition to TAMR. Intevac believes that a transition to patterned media by disk manufacturers, which introduces new processes and requires new equipment, is would result in increased demand for Intevac’s equipment. Intevac has developed equipment and technologies to support the development of both TAMR and patterned media by our customers.

Hard Disk Drive Equipment Products

Disk Sputtering Systems

Disk sputtering is the process of depositing a thin film of various materials on a substrate. Intevac equipment deposits magnetic films, non-magnetic films and protective carbon-based overcoats on disks that are to be used in hard disk drives using sputtering or chemical vapor deposition (“CVD”) technologies.

Intevac’s 200 Lean systems began shipping in 2003 with the installed base of 200 Lean systems reaching more than 150 systems by the end of 2013. Intevac estimates that approximately 90% of the installed base is used in production with the balance used for research and development.

In 2009, Intevac shipped the first 200 Lean etch and deposition system to be used for both TAMR and patterned media. Intevac provides a cost-effective solution for high-volume manufacturing by providing new etch and associated process modules on the high-productivity 200 Lean Gen II platform.

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

Non-Systems Business

Intevac also provides technology upgrades, spare parts and consumables, installation, maintenance and repair services to Intevac’s system customers. Intevac continues to develop and market new upgrades to its installed base that support the continued growth in areal density or improve the manufacturing cost per disk. Non-system business as a percentage of Equipment revenues was 66% in 2011, 78% in 2012 and 76% in 2013.

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

Energy generated from solar amounts to less than 1% of electricity generated in the world today. The market for solar energy is expected to grow from approximately 35 gigawatts in 2013 to over 60 gigawatts in 2016. Today the manufacturing capacity for the production of solar cells and modules exceeds demand.

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

Intevac offers products for wafer-based crystalline silicon (“c-Si”) solar cell manufacturing processes, the prevailing manufacturing process.

Solar Manufacturing Products

Solar Cell Processing System

Intevac offers vacuum process manufacturing solutions for c-Si applications. Intevac’s platform is a high-productivity process equipment solution enabling low-cost solar cell manufacturing and high cell efficiency.

Intevac has developed three vacuum process application technologies for the platform: for doping by ion implant, for deposition of thin films such as transparent conductive oxides, and for etching or texturing the surface of a solar cell. Intevac’s products include ENERGi™ ion implant, integrated physical vapor deposition (“PVD”), and NanoTexture™. Intevac’s ENERGi ion implantation system is based upon technology developed by Solar Implant Technologies, Inc. (“SIT”) which was acquired by Intevac in November 2010. These systems are designed to run at high throughput and can be integrated into new or existing solar processing lines.

ENERGi

Ion implantation is a technique being introduced to solar cell lines as a means to increase overall cell efficiency. Ion implantation can replace existing diffusion processes and is also extendable to new advanced cell structures with fewer processing steps and therefore at lower cost. The ion implant process developed with Intevac’s ENERGi product enables precision engineering of the dopant elements such as Phosphorous and Boron to form the emitter in the solar cell.

PVD

PVD is a process used in multiple steps in the manufacturing of solar cells such as for electrical contacts, conductor layers, reflective layers, and transparent conductive oxides all of which are critical to the efficiency of solar cells. The Intevac solar PVD system can deposit all of these layers for a variety of c-Si PVD applications as well as thin film solar layers.

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

Semiconductor Equipment Market

Prior to January 2012, Intevac designed, manufactured and marketed vacuum wafer-handling automation equipment to the semiconductor manufacturing industry. In January 2012, Intevac divested the semiconductor mainframe technology and sold certain assets comprising its semiconductor mainframe technology.

Photonics Segment

Photonics Market

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

Helicopter Pilotage

Intevac offers a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is gimbal-mounted on an Apache helicopter. The low-light level digital video is then viewable by the helicopter pilot on a head mounted display enabling the pilot to have enhanced night vision and allowing the aircrew to view multiple aircraft-mounted sensor information.

Fixed Wing Aircraft Pilotage

Intevac offers night-vision cameras with a 2.0 mega-pixel resolution EBAPS module which is embedded into a fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information.

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

Low-Light Cameras

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

Raman Materials Identification Instruments

Prior to March 2013, Intevac designed, manufactured and marketed Raman spectroscopy systems to the medical, scientific, pharmaceutical and other industrial markets. In March 2013, Intevac divested and sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu.

Backlog

Intevac’s backlog of orders at December 31, 2013 was $59.9 million, as compared to $35.2 million at December 31, 2012. Backlog at December 31, 2013 consisted of $13.6 million of Equipment backlog and $46.3 million of Photonics backlog. Photonics backlog at December 31, 2013 includes $17.9 million in revenue that will be earned beyond 2014. Backlog at December 31, 2012 consisted of $8.9 million of Equipment backlog and $26.3 million of Photonics backlog. The increase in Photonics backlog was primarily the result of receiving the large scale production award from the U.S. Army for a pilot night vision system for the Apache helicopter. Backlog at December 31, 2013 includes one 200 Lean system and one PVD solar system. Backlog at December 31, 2012 did not include any 200 Lean systems or solar systems. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2013, 2012, and/or 2011.

	2013	2012	2011
Seagate Technology	37%	51%	41%
Northrop Grumman	11%	*	*
U.S. Government	*	10%	*
HGST	*	*	12%

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 53% of revenue in 2013, 63% of revenue in 2012, and 65% of revenue in 2011. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Seagate, Western Digital and HGST. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

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

The principal competitive factors affecting Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, ITT Exelis and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac expects that other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins and Vuzix, both of which can offer cost-competitive products.

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

The production of large complex systems requires Intevac to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. Intevac maintains inventories of spare parts in the United States, Singapore, Malaysia and China to support its Equipment customers. Intevac often requires its Equipment customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory.

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

Sales of Photonics products for military applications are primarily made to the end user through Intevac’s direct sales force. Intevac sells to the U.S. Government and to leading defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon, DRS Technologies, BAE and Sagem.

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

Sales of Photonics commercial products are made through a combination of direct sales, distributors and value added resellers and can also be subject to long sales cycles.

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

Intevac invested $21.0 million (30.2% of net revenue) in fiscal 2013, $31.8 million (38.1% of net revenues) in fiscal 2012, and $34.3 million (41.3% of net revenues) in fiscal 2011 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 27.7% of net revenues on product development and engineering over the last five years.

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

Photonics products are manufactured at Intevac’s facilities in California. Photonics manufactures sensors, cameras, integrated camera systems, and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At December 31, 2013, Intevac had 302 employees, including 8 contract employees.

Compliance with Environmental Regulations

Intevac is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. Intevac treats the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocates the cost of these activities to all functions, except where the cost can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in California and Singapore are rigorous and set a high standard of compliance. Intevac believes its costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in these jurisdictions.

Executive Officers of the Registrant

Certain information about our executive officers as of February 20, 2014 is listed below:

Name	Age	Position
Executive Officers:
Norman H. Pond	75	Chairman of the Board
Wendell T. Blonigan	52	President and Chief Executive Officer
Jeffrey Andreson	52	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Andres Brugal	56	Executive Vice President and General Manager, Photonics
Jay Cho	49	Executive Vice President and General Manager, Thin-Film Equipment
Christopher Smith	54	Vice President, Business Development

Other Key Officers:
Babak Adibi	59	Vice President and General Manager, Solar Implant
Verle Aebi	59	Chief Technology Officer, Photonics
James Birt	49	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	54	Vice President, Technology, Equipment Products
Kimberly Burk	48	Vice President, Human Resources
Timothy Justyn	51	Vice President of Operations, Photonics
William Maffucci	57	Vice President of Strategic Development, Intevac Vision Systems
Michael Russak	67	Executive Advisor

Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. Mr. Pond served as Chief Executive Officer from November 2012 until July 2013. Mr. Pond also served as President and Chief Executive Officer from September 2001 through January 2002 and from February 1991 until July 2000. Mr. Pond also held executive management positions at Varian Associates and Teledyne. Mr. Pond holds a BS in physics from the Missouri Institute of Science and Technology and an MS in physics from the University of California at Los Angeles.

Mr. Blonigan joined Intevac in July 2013 as President and Chief Executive Officer. Prior to joining Intevac, Mr. Blonigan co-founded Orbotech LT Solar in 2009 and served as the company’s Chief Executive Officer until 2013. From 2006 until 2009, he was the Chief Operating Officer at Photon Dynamics, Inc. In 1991, Mr. Blonigan joined Applied Materials’ AKT display subsidiary. During his tenure at AKT, he held various positions. In 2003, he was appointed President and served in this role until 2006; from 1999 through 2003 he was Vice President, and prior to that time he was Director of Engineering and New Product Development. Mr. Blonigan holds a BS in electronic engineering technology from DeVry University Missouri Institute of Technology.

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

Mr. Brugal joined Intevac as Executive Vice President and General Manager, Photonics in January 2012. Before joining Intevac, Mr. Brugal was employed at Vision Systems International, a joint venture between Rockwell Collins and Elbit Systems of America, from 2006 to 2012, serving as President and Chief Executive Officer from April 2007 to January 2012. From 2005 to 2006, Mr. Brugal was employed as a consultant for DRS Technologies, a subsidiary of Finmeccanica SPA. Mr. Brugal retired from active service with the U.S. Navy in October 2005 with the rank of Captain. Mr. Brugal holds an MS in strategic studies and security affairs from the U.S. Naval War College and a BS in general engineering from the U.S. Naval Academy.

Mr. Cho joined Intevac in January 2014 and currently serves as Executive Vice President and General Manager, Thin-Film Equipment. Prior to joining Intevac, Mr. Cho was President, Chief Executive Officer and Co-Founder of REEnewal Corporation. From 2006 to 2011, Mr. Cho served as Vice President / General Manager of the Tester and Repair Business Units of Orbotech LTD. From 2005 to 2006, Mr. Cho served as Vice President, Product Development at Metara Inc. From 1992 to 2005, Mr. Cho held various management positions at Novellus Systems, Inc. Prior to Novellus, Mr. Cho worked for Digital Equipment Corporation and Intermec Corporation. Mr. Cho holds a BS in electrical engineering from Washington State University and an MBA from University of Phoenix.

Mr. Smith joined Intevac in August 2010 and currently serves as Vice President, Business Development. From 2010 to January 2014 he served as Executive Vice President, Solar Business. Prior to joining Intevac, Mr. Smith served as Senior Vice President Sales and Customer Support at Oerlikon Solar, from November 2007 to August 2010. From 2006 to 2007 he served as Senior Vice President of Sales and Service with Cymer. Previously, Mr. Smith was employed by Applied Materials from 1994 to 2006. While at Applied Materials he held a variety of executive-level customer support and operations positions. He also served as product business group general manager for Chemical Mechanical Polishing and was managing director of Global Business Development for the Dielectric and Physical Vapor Deposition Product Business Groups. Mr. Smith earned a BS in Business Administration / Material Management from San Jose State University.

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

Mr. Aebi has served as Chief Technology Officer of the Photonics business since August 2006. Previously, Mr. Aebi served as President of the Photonics Division from July 2000 to July 2006 and as General Manager of the Photonics Division since May 1995. Mr. Aebi was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the night vision business Intevac acquired from Varian Associates in 1991, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

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

Mr. Justyn has served as Vice President of Operations, Photonics since October 2008. Mr. Justyn served as Vice President, Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

Dr. Russak joined Intevac in July 2008 and currently serves as Executive Advisor. From 2008 to January 2014 he served as Executive Vice President and General Manager, Hard Disk Equipment Products. Before joining Intevac Dr. Russak served as President and Chief Technical Officer of Komag from 2000 to 2007. From 1993 to 2000, Dr. Russak served as Vice President of Research and Development at HMT Technology. Previously, Dr. Russak held management positions in the Research Division of IBM Corporation. Prior to IBM, Dr. Russak worked for Grumman Aerospace Corporation as a contributing scientist. Dr. Russak holds a BS in ceramic engineering and a PhD in materials science from Rutgers University.

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

Trade Marks

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoTexture™,” “NightVista®,” and “Night Port™”.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and PV solar cells. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for digital storage, but decreased in 2011, 2012 and 2013, as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. For example, while we previously believed that our sales would continue to be depressed through 2013, we now believe that the cycle will continue through at least 2014.

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

The Photonics’ business is also subject to long sales cycles because many of its products, such as our military imaging products, often must be designed into the customers’ end products, which are often complex state-of-the-art products. These development cycles are typically multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in enterprise applications and smaller form factors such as tablets, smart-phones, ultra-books, and notebook personal computers instead of hard disk drives. Tablet computing devices and smart-phones have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

Our growth depends on development of technically advanced new products and processes.

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean system, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Many of our products, especially Photonics’ products, require export licenses from U.S. government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 or the International Traffic in Arms Regulations. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to comply with export control laws, including identification and reporting of all exports and re-exports of controlled technology or exports made without correct license approval or improper license use could result in severe penalties and revocation of licenses. Failure to obtain export licenses, delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.

The Photonics business is dependent on U.S. government contracts, which are subject to fixed pricing, immediate termination and a number of procurement rules and regulations.

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

We booked significant tax benefits in 2008, 2009, 2011 and 2013 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believed we would generate taxable income. In 2012, the Company established a $23.4 million non-cash valuation allowance against certain of its U.S. deferred tax assets based upon an evaluation of all available objectively verifiable evidence, including but not limited to the cumulative loss incurred over the three-year period ended December 31, 2012 by the Company’s U.S. operations. For the year ended December 31, 2013, a $7.2 million valuation allowance increase for the U.S. federal deferred tax asset was recorded. The establishment of the non-cash valuation allowance on the Company’s U.S. deferred tax assets did not have any impact on its cash, nor does such an allowance preclude the Company from utilizing its tax losses, tax credits or other deferred tax assets in future periods.

Intevac will need to generate approximately $50.2 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of December 31, 2013. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or the entire remaining deferred tax assets which are primarily attributable to our Singapore operation.

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

We have completed a number of acquisitions and dispositions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of SIT, in 2012 we completed the sale of certain semiconductor mainframe technology assets and in 2013 we completed the sale of the assets of DeltaNu. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

We could be negatively affected as a result of a future proxy contest and the actions of activist stockholders.

In December 2013, we received a notice from Voce Catalyst Partners LP and certain of its affiliates (collectively, “Voce”), a stockholder who we believe beneficially owns approximately 157,000 shares of our common stock, that announced their intent to nominate three individuals for election to our Board of Directors at our 2014 Annual Meeting of Stockholders. If a proxy contest with respect to election of our directors is initiated in the future by this or another stockholder, or if other activist stockholder activities occur, our business could be adversely affected because: (i) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (ii) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (iii) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2013, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, CA	169,583	Corporate Headquarters; Equipment and Photonics Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	11,973	Photonics Sensor Fabrication
Carlsbad, CA	10,360	Photonics Micro Display Product Manufacturing
Singapore	31,947	Equipment Manufacturing and Customer Support
Malaysia	1,291	Equipment Customer Support
Shenzhen, China	2,568	Equipment Customer Support

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

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 20, 2014, there were 98 holders of record. In fiscal years 2013 and 2012, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2013:
First Quarter	$4.97	$4.13
Second Quarter	5.66	4.30
Third Quarter	6.74	5.60
Fourth Quarter	7.95	4.97
Fiscal 2012:
First Quarter	$9.14	$7.33
Second Quarter	8.76	7.14
Third Quarter	7.83	5.10
Fourth Quarter	6.01	4.39

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ Stock Market Total Return Index, the NASDAQ US Benchmark Total Return Index, the NASDAQ Computer Manufacturers Stock Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index. The comparison assumes $100 was invested on December 31, 2008 in Intevac Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using the NASDAQ US Benchmark Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index provided by NASDAQ OMX Global Indexes. Please note, information for the NASDAQ Stock Market Total Return Index and the NASDAQ Computer Manufacturers Stock Total Return Index is only provided from December 31, 2008 through December 31, 2013, the last day this data was available by our third party-index provider.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2008 AMONG INTEVAC, NASDAQ STOCK MARKET TOTAL RETURN INDEX, NASDAQ US BENCHMARK TOTAL RETURN INDEX, NASDAQ COMPUTER MANUFACTURERS STOCK TOTAL RETURN INDEX AND NASDAQ COMPUTER HARDWARE (SUBSECTOR) TOTAL RETURN INDEX

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Intevac, Inc.	$100	$226	$276	$146	$90	$147
Nasdaq Stock Market Total Return Index	100	144	170	171	202	282
Nasdaq US Benchmark Total Return Index	100	147	172	173	201	269
Nasdaq Computer Manufacturers Total Return Index	100	220	314	368	468	539
Nasdaq Computer Hardware (Subsector) Total Return Index	100	95	117	123	147	180

Repurchases of Intevac Common Stock

The following table provides information as of December 31, 2013 with respect to the shares of common stock repurchased by Intevac during the fourth quarter of fiscal 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
Month #1
September 29, 2013 to October 26, 2013	—	$—	$—	—	—
Month #2
October 27, 2013 to November 23, 2013	—	$—	$—	—	$30,000
Month #3
November 24, 2013 to December 31, 2013	241	$6.97	$1,688	241	$28,312

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Net revenues	$69,632	$83,424	$82,974	$202,526	$77,981
Gross profit	$21,973	$34,158	$30,431	$87,672	$32,720
Operating income (loss)	$(17,823)	$(42,533)	$(30,741)	$31,238	$(17,347)
Net income (loss)	$(15,696)	$(55,319)	$(21,975)	$28,049	$(10,077)
Earnings (loss) per share:
Basic	$(0.66)	$(2.37)	$(0.96)	$1.26	$(0.46)
Diluted	$(0.66)	$(2.37)	$(0.96)	$1.22	$(0.46)
At year end:
Total assets	$148,276	$172,503	$225,821	$251,771	$203,378

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and high-productivity process manufacturing equipment to the PV industry. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Photonics.

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

Fiscal Year	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands, except percentages and per share amounts)
Net revenues	$69,632	$83,424	$82,974	$(13,792)	$450
Gross profit	21,973	34,158	30,431	(12,185)	3,727
Gross margin percent	31.6%	40.9%	36.7%	(9.3) points	4.2 points
Net loss	(15,696)	(55,319)	(21,975)	39,623	(33,344)
Loss per diluted share	$(0.66)	$(2.37)	$(0.96)	$1.71	$(1.41)

Fiscal 2011 financial results reflected a challenging environment that resulted from consolidations in the hard drive industry, a natural disaster (flood) in Thailand, and the impact of U.S. government defense budget delays. Net revenues during fiscal 2011 reflected lower equipment sales to hard drive manufacturers and lower

Photonics’ contract research and development (“R&D”) offset in part by higher Photonics military product sales. Intevac sold fewer 200 Lean systems in fiscal 2011 than in fiscal 2010, as Intevac’s hard drive customers delayed equipment purchases during the extended regulatory approval process for the two acquisitions by Seagate and Western Digital. Also Intevac’s hard drive customers had invested heavily in increased production capacity in the previous year, which met some of their 2011 capacity needs. Finally, floods in Thailand resulted in supply chain disruptions for Intevac’s hard drive customers. During fiscal 2011, Intevac recognized the first revenue on its PV products. For fiscal 2011, Photonics product revenue from low-light sensors and cameras increased; however, contract R&D revenue declined as certain R&D contracts had been completed in the prior year and contract funding for several large programs was impacted due to delays in U.S. government defense budget approvals. The fiscal 2011 net loss reflected lower net revenues and increased operating expenses from the inclusion of SIT which was acquired in the fourth quarter of fiscal 2010, offset in-part by reduced variable compensation expenses and recognition of an income tax benefit. During fiscal 2011, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

Fiscal 2012 financial results reflected a challenging environment as the global economic slowdown resulted in lower sales of personal computers and consumer electronic applications and lower hard drive unit shipments by hard drive manufacturers. Personal computer sales were also negatively impacted by changing consumer trends toward higher usage of mobile and tablet devices. The transition to “cloud” storage also resulted in lower hard drive shipments. With hard drive unit shipments down over 2011, the Company shipped only two 200 Lean systems for capacity during 2012. In fiscal 2012, Intevac completed a customer qualification on its PV etch manufacturing product as well as delivered two beta ion implant evaluation systems that underwent qualification. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology. In fiscal 2012, Photonics business levels grew driven primarily by the recovery of the contract R&D business, as several key U.S. defense programs received budgetary funding in late 2011 and Intevac was awarded a major development contract with the U.S. Army. The fiscal 2012 net loss reflected slightly higher net revenues, improved gross margins, increased operating expenses from the inclusion of an $18.4 million goodwill and intangibles impairment charge and a $3.0 million write-off of a promissory note receivable and higher income tax expenses from the establishment of a $23.4 million deferred tax valuation allowance. During fiscal 2012, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

Fiscal 2013 financial results reflected a continued challenging environment as the hard drive business continued to be negatively impacted by the effects of the proliferation of tablets, the transition to centralized or “cloud” storage, and the effects of uncertain macro-economic environment conditions on demand for personal computers from consumers and corporations. The Company shipped only two 200 Lean systems for capacity during 2013. In fiscal 2013, Intevac completed a customer qualification on its solar implant ENERGi system. In fiscal 2013, Photonics business levels reflected the continued proliferation of Intevac’s technology into major military programs. The U.S. Army awarded Photonics a multi-year contract to manufacture pilot night-vision systems for the Apache helicopter. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu.

The fiscal 2013 net loss reflected lower net revenues, lower gross margins, lower operating expenses and a small income tax benefit. Fiscal 2013 operating expenses reflected savings from the global cost reduction program which was implemented in the first half of fiscal 2013. During fiscal 2013 the Company recorded a decrease in the liability for contingent consideration related to the SIT acquisition resulting in a gain of $3.7 million recognized in operating expenses. The adjustment in the liability was due to a change in the estimate of future product revenues in the earnout period. During fiscal 2013, the Company resumed its executive incentive variable compensation programs and recorded variable compensation expense. During fiscal 2013, the Company did not recognize an income tax benefit on the U.S. net operating loss.

In fiscal 2014, Intevac expects that the continued proliferation of tablets, the increase in centralized storage, and the effect of macro-economic environment conditions on demand for personal computers from consumers and corporations will continue to negatively impact the hard drive equipment business. The Company therefore expects that capacity shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2013. In 2014, Intevac expects higher sales of PV equipment products as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells for both existing and new production lines. For fiscal 2014, Intevac expects that Photonics business levels will increase from 2013 as Photonics delivers production shipments of the pilot night vision systems for the Apache helicopter.

Results of Operations

Net revenues

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Equipment	$39,135	$52,538	$54,878	$(13,403)	$(2,340)
Photonics
Contract R&D	14,444	15,755	7,124	(1,311)	8,631
Products	16,053	15,131	20,972	922	(5,841)

	30,497	30,886	28,096	(389)	2,790

Total net revenues	$69,632	$83,424	$82,974	$(13,792)	$450

Net revenues consist primarily of sales of equipment used to manufacture hard drive disks and PV cells and related equipment and system components; revenue from contract R&D related to the development of electro-optical sensors, cameras and systems; and sales of low-light imaging products.

The decrease in Equipment revenues in 2013 versus 2012 was due primarily to a decrease in revenue recognized on disk lubrication systems, technology upgrades and spare parts. The decrease in Equipment revenues in 2012 versus 2011 was due primarily to one fewer 200 Lean system sold to hard disk drive manufacturers, offset in part by increased revenue from disk lubrication systems, technology upgrades and spare parts. Intevac delivered two 200 Lean systems in both 2013 and 2012 compared to three 200 Lean systems in 2011. Revenues from disk equipment technology upgrades and spare parts increased in 2012 versus 2011 as Intevac’s customers invested in upgrades for 200 Lean systems which increase the efficiency of target material sputtered onto disks.

During fiscal 2013 Intevac recognized revenue on its first solar implant ENERGi system. During fiscal 2012 Intevac recognized revenue on its first NanoTexture etch system for PV applications. During fiscal 2011, Intevac recognized revenue on the first PV deposition systems. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology.

Equipment revenues in 2014 are expected to increase slightly from 2013 levels due to increased revenue from Intevac’s new PV equipment products. Intevac expects that capacity shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2013 as the hard drive industry is expected to remain in an over-supply condition through 2014 and not require incremental manufacturing capacity. Increases in PV equipment products will be driven primarily by the adoption of new vacuum technologies in the manufacturing of solar cells for both existing and new production lines.

Photonics revenues decreased by 1.3% to $30.5 million in 2013 versus 2012 and increased by 9.9% to $30.9 million in 2012 versus 2011. Contract R&D revenue in 2013 decreased as a result of a lower volume of contracts as Intevac completed its major contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter. Contract R&D revenue in 2012 increased as a result of a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications.

Photonics product revenue increased in 2013 as a result of higher sales levels of low-light camera modules. Photonics product revenue decreased in 2012 as a result of lower sales of low-light camera modules and a lower level of shipment volumes for long-range imaging products. Product revenues in 2011 reflected higher sales of low-light sensors and cameras used in military night vision and long-range imaging as well as commercial applications such as Intevac’s near-eye display products.

Fiscal 2013, 2012 and 2011 product revenues reflected lower sales of Raman spectroscopy products. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products. In 2014, Photonics revenue is expected to increase from 2013 levels. Substantial growth in future Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers, obtaining production subcontracts for these programs, and Intevac’s development and market acceptance of commercial products.

Backlog

	December 31, 2013	December 31, 2012
	(in thousands)
Equipment	$13,565	$8,902
Photonics	46,319	26,282

Total backlog	$59,884	$35,184

Equipment backlog at December 31, 2013 includes one 200 Lean system and one PV deposition system. Equipment backlog at December 31, 2012 did not include any 200 Lean systems or systems for PV applications. Photonics backlog at December 31, 2013 includes $17.9 million in revenue that will be earned beyond 2014.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2013, 2012, and/or 2011.

	2013	2012	2011
Seagate Technology	37%	51%	41%
Northrop Grumman	11%	*	*
U.S. Government	*	10%	*
HGST	*	*	12%

*	Less than 10%

The magnetic disk manufacturing industry consists of a small number of large manufacturers. Sales in 2012 to the U.S. government represent contract R&D under contracts with the U.S. Army and the U.S. Navy.

Revenue by geographic region

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
United States	$32,534	$30,845	$28,907	$1,689	$1,938
Asia	31,907	47,712	47,325	(15,805)	387
Europe	5,191	3,795	6,128	1,396	(2,333)
Rest of world	—	1,072	614	(1,072)	458

Total net revenues	$69,632	$83,424	$82,974	$(13,792)	$450

The increase in U.S. sales in 2013 versus 2012 was primarily due to higher camera sales to a U.S. customer. The increase in U.S. sales in 2012 versus 2011 was primarily due to higher contract R&D net revenues from Photonics. The decrease in sales to the Asia region in 2013 versus 2012 was primarily due to lower net revenues from disk sputtering systems, disk lubrication systems and technology upgrades. The increase in sales to the Europe region sales in 2013 versus 2012 was primarily due to higher sales of Photonics’ digital night-vision cameras to a NATO customer. The decrease in sales to the Europe region sales in 2012 versus 2011 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross margin

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands, except percentages)
Equipment gross profit	$12,116	$23,594	$22,318	$(11,478)	$1,276
% of Equipment net revenues	31.0%	44.9%	40.7%
Photonics gross profit	$9,857	$10,564	$8,113	$(707)	$2,451
% of Photonics net revenues	32.3%	34.2%	28.9%
Total gross profit	$21,973	$34,158	$30,431	$(12,185)	$3,727
% of net revenues	31.6%	40.9%	36.7%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 31.0% in 2013 compared to 44.9% in 2012 and 40.7% in 2011. Fiscal 2013 gross margins declined over fiscal 2012 due primarily to lower revenues, lower factory utilization and higher provisions for inventory reserves. Fiscal 2012 gross margins improved over fiscal 2011 due primarily to a higher mix of upgrades and spares shipments as well as higher system margins, offset in part by lower factory utilization and higher provisions for inventory reserves. Gross margins in the Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 32.3% in 2013 compared 34.2% in 2012 and 28.9% in 2011. Fiscal 2013 gross margins declined over fiscal 2012 due primarily to lower margins on contract R&D, offset in part by of higher-margin product sales and cost reductions associated with digital night-vision products and warranty. Fiscal 2012 gross margins improved over fiscal 2011 due primarily from cost reductions associated with digital night-vision products and warranty offset by slightly lower margins on contract R&D. Manufacturing costs for digital night vision products decreased in 2013, 2012 and 2011 as a result of cost reductions and yield improvements.

Research and development

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Research and development expense	$21,037	$31,762	$34,287	$(10,725)	$(2,525)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, disk sputtering equipment, semiconductor equipment and Photonics products. During the first quarter of 2012, Intevac sold certain assets comprising its semiconductor mainframe technology and no longer performs research and development activities for semiconductor equipment.

Research and development spending decreased for Equipment during 2013 as compared to 2012 due primarily to lower spending on PV development, costs recovered under a NRE arrangement and savings from the global cost reduction program. Research and development spending decreased for Equipment during 2012 as compared to 2011 due primarily to lower spending on prototype materials for PV development and the discontinuance of semiconductor equipment development.

Research and development spending decreased for Photonics during 2013 as compared to 2012 and during 2012 as compared to 2011 due to a higher volume of billable contract R&D efforts. Research and development expenses do not include costs of $11.3 million, $11.3 million, and $4.9 million, in 2013, 2012, and 2011, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Selling, general and administrative expense	$22,278	$25,919	$25,597	$(3,641)	$322

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

Selling, general and administrative expenses decreased in 2013 over the amount spent in 2012 due primarily to lower equity compensation expense and savings from the global cost reduction program, offset in part by increased accruals for variable compensation programs and costs associated with the implementation of the global cost reduction program. Selling, general and administrative expenses in 2012 were virtually flat with 2011 spending.

Acquisition-related expense (benefit), net

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Acquisition-related expense (benefit), net	$(3,727)	$(219)	$1,247	$(3,508)	$(1,466)

Acquisition-related expense (benefit), net, represents the change in the fair value of contingent consideration arrangements related to the SIT acquisition; see Note 7 “Contingent Consideration.” Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability.

The benefit recognized during fiscal 2013 is associated with the change in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $3.7 million for the year ended December 31, 2013.

The net benefit recognized during fiscal 2012 is associated primarily with the change in the fair value of the contingent consideration related to the milestone obligation. We recorded liabilities on our consolidated balance sheet of $5.6 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. We made payments in total of $5.6 million to the selling shareholders associated with this arrangement. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and was not paid. The net benefit recognized during fiscal 2012 is primarily related to the reversal of the accrual for the fourth milestone. This liability is settled and is no longer subject to future remeasurement.

Bad debt expense

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Bad debt expense	$—	$3,017	$41	$(3,017)	$2,976

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

Goodwill and Intevac’s indefinite life intangible assets were tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicated that goodwill and indefinite life intangible assets may have been impaired. In the fourth quarter of 2012, Intevac performed its 2012 annual assessment of impairment. Intevac’s reporting units for goodwill impairment testing purposes are consistent with the reportable segments: Equipment and Photonics. Intevac tested goodwill for possible impairment by first determining the fair value of the related reporting unit and then comparing this value to the recorded net assets of the reporting unit.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Intevac used two valuation methodologies, the market approach and the income approach, to determine the fair value for its reporting units. In the Equipment reporting unit the market approach was weighted at 75% and the income approach was weighted at 25% due to the uncertainty in the near term forecast. In the Photonics reporting unit, the income approach and the market approach were given equal weighting. Under the income approach, the fair value of each reporting unit was calculated based on the present value of estimated future cash flows, which were arrived at by evaluating historical trends, current budgets, operating plans and industry data. Estimates of the future cash flows associated with the businesses were critical to these assessments. The assumptions used in the fair value calculation included revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. The market approach looked at the valuations of comparable public companies which Intevac selected based upon similar industries and products. Intevac then evaluated the reasonableness of the fair value calculations of the reporting units by reconciling the total of the fair values of the two reporting units to Intevac’s total market capitalization, taking into account an appropriate control premium. Intevac compared the carrying value of the reporting units to the fair value calculations.

The results of step one of the goodwill impairment analysis indicated that the fair values of both the Equipment and Photonics reporting units were less than their carrying values and potential impairment existed. Intevac completed the second step of the goodwill impairment analysis and determined that there would be no remaining implied value attributable to goodwill in either reporting unit and accordingly, Intevac wrote off all of the goodwill which amounted to $10.5 million in the Equipment reporting unit and $7.9 million in the Photonics reporting unit.

In the second half of 2012, the Company experienced a significant decline in its stock price which resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets. The impairment charge in the Equipment reporting unit was primarily driven by lower projected results compared to prior forecasts. In the third quarter of fiscal 2012, hard drive shipments were below industry expectations and forecasted hard drive units were expected to be down year over year for the second consecutive year. Also the timing of Intevac’s penetration strategy for the PV market was impacted by the overcapacity of PV manufacturers and the oversupply of solar panels in the market. In light of these events, Intevac lowered its near term forecast for the Equipment reporting unit. The impairment charge in the Photonics reporting unit was primarily driven by adverse equity market conditions in the Photonics industry due to concerns over lower U.S. government military spending and budget constraints that caused a decrease in current market multiples compared with prior years testing.

Intevac also performed the annual impairment review of a tradename, an indefinite life intangible asset, during the fourth quarter of 2012 using a discounted cash flow model and the relief-from-royalty method. Based on this review, Intevac determined the carrying value of the tradename exceeded its fair value and recorded an impairment charge of $30,000. This tradename was subsequently sold as part of the sale of the Raman spectroscopy instruments product line.

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

Gain (loss) on divestitures

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. On January 6, 2012, the Company sold certain assets, including intellectual property and residual assets, which comprised its semiconductor mainframe technology for $3.0 million in cash and recorded a gain of $2.2 million. See Note 8 “Divestitures” in the notes to the consolidated financial statements for additional information related to the gain (loss) on divestitures.

Interest income and other, net

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Interest income and other, net	$405	$454	$635	$(49)	$(181)

Interest income and other, net in 2013 included $279,000 of interest income on investments and a gain of $153,000 related to the sale of fixed assets partially offset by $36,000 of foreign currency losses. Interest income and other, net in 2012 included $806,000 of interest income on investments partially offset by $381,000 in realized losses on the sale of ARS and $78,000 of foreign currency losses. Interest income and other, net in 2011 included $847,000 of interest income on investments and a gain of $109,000 related to the sale of fixed assets partially offset by $308,000 in realized losses on the sale of ARS that were sold to the issuers at less than par value as part of tender offers and $32,000 of foreign currency losses. The decreases in interest income in 2013 and 2012 were driven by lower invested balances and lower interest rates on Intevac’s investments.

Provision for (benefit from) income taxes

	Years Ended December 31,
	2013	2012	2011	Change 2013 vs. 2012	Change 2012 vs. 2011
	(in thousands)
Provision for (benefit from) income taxes	$(1,722)	$13,240	$(8,131)	$(14,962)	$21,371

Intevac’s effective income tax rate was 9.9% for fiscal 2013, (31.5%) for fiscal 2012, and 27.0% for fiscal 2011. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac benefitted from a tax holiday in Singapore which was scheduled to expire at the end of 2015. The tax holiday provided a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax holiday effective January 1, 2013 by the Singapore tax authority. This request for early termination of the holiday was due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Per the terms of the early termination, there will not be a clawback of the tax savings resulting from the holiday in previous years.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended December 31, 2013 and December 31, 2012. Such objective negative evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant objective negative evidence, for the year ended December 31, 2012, a valuation allowance of $23.4 million has been added against the U.S. deferred tax asset balance as it was determined that it was more likely than not that it will not be realized. For the year ended December 31, 2013, a $7.2 million valuation allowance increase for the U.S. deferred tax asset was recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 31, 2013, Intevac has recorded a net deferred tax asset of $8.7 million, all of which is recorded in Singapore. The realization of the deferred tax asset is primarily dependent on Intevac generating sufficient taxable income in future fiscal years. Management believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its remaining deferred tax assets.

Liquidity and Capital Resources

At December 31, 2013, Intevac had $81.4 million in cash, cash equivalents, and investments compared to $92.2 million at December 31, 2012. During fiscal 2013, cash, cash equivalents and investments decreased by $10.8 million due primarily to cash used by operating activities, repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of the assets of DeltaNu and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$20,121	$24,261
Short-term investments	48,975	40,591
Long-term investments	12,318	27,317

Total cash, cash-equivalents and investments	$81,414	$92,169

Cash used by operating activities totaled $9.0 million in 2013 and $19.7 million in 2012. Improved operating cash flow in 2013 was a result of a lower net loss adjusted to exclude the effect of non-cash charges including deferred taxes, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration, and equity-based compensation. Lower levels of working capital also contributed to the increase in cash from operating activities. Intevac continues to carefully manage working capital.

Accounts receivable totaled $15.0 million at December 31, 2013 compared to $19.8 million at December 31, 2012. The number of days outstanding for Intevac’s accounts receivable was 64 at December 31, 2013 compared to 100 at December 31, 2012. The decrease in the receivable balance and days outstanding was due primarily to a lower level of unbilled receivables for contract R&D due to collection of receivables from the U.S. government. Net inventories totaled $22.8 million at December 31, 2013 compared to $26.2 million at December 31, 2012. Inventory turns were 1.9 in fiscal 2013 compared to 1.7 in fiscal 2012. The decrease in the inventory balance reflects a transfer of a solar implant ENERGi system in finished goods inventory to property, plant and equipment. Accounts payable totaled $4.0 million at December 31, 2013 compared to $4.5 million at December 31, 2012. Customer advances increased from $2.2 million at December 31, 2012 to $3.7 million at December 31, 2013.

Investing activities generated cash of $4.6 million in 2013 and $21.9 million in 2012, and used cash of $70.2 million in 2011. Proceeds from sales and maturities of investments, net of purchases, totaled $5.7 million in 2013 and $22.1 million in 2012. Purchases of investments, net of proceeds from sales and maturities, totaled $64.9 million in 2011. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. On January 6, 2012, the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash. Capital expenditures were $1.8 million in 2013, $3.3 million in 2012, and $5.6 million in 2011.

Financing activities generated cash of $271,000 in 2013 and $535,000 in 2011 and used cash of $1.5 million in 2012. Financing activities for 2013 included repurchases of common stock. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. Cash used to repurchase shares totaled $1.6 million in 2013. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.9 million in 2013, $1.9 million in 2012, and $2.9 million in 2011.

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. On July 21, 2011, April 12, 2012, and July 1, 2012 Intevac made $2.4 million, $2.4 million, and $956,000 in payments to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and was not paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2013. In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. As of December 31, 2013, payments made associated with the revenue earnout obligation have not been significant.

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

Intevac previously held ARS that, due to their lack of liquidity, were categorized as Level 3 securities. Intevac did not hold any ARS at December 31, 2013. During 2012 Intevac sold ARS with a par value of $4.9 million, collected $4.5 million and recognized realized losses on the sales of $381,000. During 2011, Intevac participated in three tender offers, sold ARS with par values of $5.5 million, collected $5.2 million and recognized realized losses on the sales of $308,000. Additionally, during 2011, $500,000 of ARS were redeemed at par.

As of December 31, 2013, approximately $10.1 million of cash and cash equivalents and $1.2 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $4.0 million - $5.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2013:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$7,262	$2,283	$4,497	$482	$—
Purchase obligations and commitments [1]	7,156	7,156	—	—	—
Other long-term liabilities [2,4]	101	101	—	—	—

Total [3,4]	$14,519	$9,540	$4,497	$482	$—

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $394,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

As of December 31, 2013, Intevac did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its Equipment and Photonics reporting units.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at December 31, 2013.

	2014	2015	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$14,302	—	$14,302	$14,302
Weighted-average rate	0.03%	—
Short-term investments
Fixed rate amounts	$44,787	—	$44,787	$44,805
Weighted-average rate	1.94%	—
Variable rate amounts	$4,166	—	$4,166	$4,170
Weighted-average rate	1.17%	—
Long-term investments
Fixed rate amounts	—	$12,306	$12,306	$12,318
Weighted-average rate	—	2.91%
Total investment portfolio	$63,255	$12,306	$75,561	$75,595

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have maturities of approximately thirty and sixty days. The notional amount of Company’s foreign currency derivatives was $894,000 at December 31, 2013 and $491,000 at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California

February 20, 2014

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$20,121	$24,261
Short-term investments	48,975	40,591
Trade and other accounts receivable, net of allowances of $0 at both December 31, 2013 and 2012 .	15,037	19,822
Inventories	22,762	26,193
Prepaid expenses and other current assets	1,237	2,120

Total current assets	108,132	112,987
Property, plant and equipment, net	12,945	13,426
Long-term investments	12,318	27,317
Intangible assets, net of amortization of $3,485 and $2,887 at December 31, 2013 and 2012, respectively	4,902	5,868
Deferred income taxes and other long-term assets	9,979	12,905

Total assets	$148,276	$172,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,011	$4,479
Accrued payroll and related liabilities	5,034	4,194
Other accrued liabilities	3,263	8,489
Customer advances	3,743	2,193
Deferred income taxes	939	1,281

Total current liabilities	16,990	20,636
Other long-term liabilities	1,715	9,232
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 23,767 and 23,466 at December 31, 2013 and 2012, respectively	24	23
Additional paid-in-capital	156,359	151,996
Treasury stock, 241 shares at December 31, 2013	(1,688)	—
Accumulated other comprehensive income	725	769
Accumulated deficit	(25,849)	(10,153)

Total stockholders’ equity	129,571	142,635

Total liabilities and stockholders’ equity	$148,276	$172,503

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$55,188	$67,669	$75,850
Technology development	14,444	15,755	7,124

Total net revenues	69,632	83,424	82,974
Cost of net revenues:
Systems and components	36,356	37,932	47,601
Technology development	11,303	11,334	4,942

Total cost of net revenues	47,659	49,266	52,543
Gross profit	21,973	34,158	30,431
Operating expenses:
Research and development	21,037	31,762	34,287
Selling, general and administrative	22,278	25,919	25,597
Acquisition-related (benefit), net	(3,727)	(219)	1,247
Bad debt expense	—	3,017	41
Impairment of goodwill and intangible assets	—	18,419	—

Total operating expenses	39,588	78,898	61,172
Gain (loss) on divestitures	(208)	2,207	—

Operating loss	(17,823)	(42,533)	(30,741)
Interest income	279	806	847
Other income (expense), net	126	(352)	(212)

Loss before income taxes	(17,418)	(42,079)	(30,106)
Provision (benefit) for income taxes	(1,722)	13,240	(8,131)

Net loss	$(15,696)	$(55,319)	$(21,975)

Net loss per share:
Basic and diluted	$(0.66)	$(2.37)	$(0.96)
Weighted average shares outstanding:
Basic and diluted	23,832	23,336	22,903

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(15,696)	$(55,319)	$(21,975)
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(41)	486	217
Foreign currency translation gains (losses)	(3)	13	18

	(44)	499	235
Income tax expense related to items in other comprehensive income	—	(144)	(76)

Other comprehensive income (loss), net of tax	(44)	355	159

Comprehensive loss	$(15,740)	$(54,964)	$(21,816)

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	22,558	$23	$139,824	—	$—	$255	$67,141	$207,243
Shares issued in connection with:
Exercise of stock options	330	—	1,539	—	—	—	—	1,539
Employee stock purchase plan	234	—	1,385	—	—	—	—	1,385
Net income tax detriment from activity in employee stock plans	—	—	(471)	—	—	—	—	(471)
Equity-based compensation expense	—	—	4,030	—	—	—	—	4,030
Net loss	—	—	—	—	—	—	(21,975)	(21,975)
Other comprehensive income	—	—	—	—	—	159	—	159

Balance at December 31, 2011	23,122	$23	$146,307	—	$—	$414	$45,166	$191,910
Shares issued in connection with:
Exercise of stock options	43	—	143	—	—	—	—	143
Employee stock purchase plan	301	—	1,726	—	—	—	—	1,726
Equity-based compensation expense	—	—	3,820	—	—	—	—	3,820
Net loss	—	—	—	—	—	—	(55,319)	(55,319)
Other comprehensive income	—	—	—	—	—	355	—	355

Balance at December 31, 2012	23,466	$23	$151,996	—	$—	$769	$(10,153)	$142,635
Shares issued in connection with:
Exercise of stock options	71	—	276	—	—	—	—	276
Settlement of restricted stock units (RSUs)	23	—	—	—	—	—	—	—
Employee stock purchase plan	457	1	1,632	—	—	—	—	1,633
Shares withheld in connection with net share settlement of RSUs	(9)	—	(39)	—	—	—	—	(39)
Equity-based compensation expense	—	—	2,494	—	—	—	—	2,494
Net loss	—	—	—	—	—	—	(15,696)	(15,696)
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Common stock repurchases	(241)	—	—	241	(1,688)	—	—	(1,688)

Balance at December 31, 2013	23,767	$24	$156,359	241	$(1,688)	$725	$(25,849)	$129,571

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(15,696)	$(55,319)	$(21,975)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation & amortization	3,642	3,936	4,880
Net amortization (accretion) of investment premiums and discounts	900	1,316	1,408
Net loss on sale of investments	—	363	308
Impairment of goodwill and intangible assets	—	18,419	—
Amortization of intangible assets	876	543	543
Bad debt expense	—	3,017	41
Equity-based compensation	2,494	3,820	4,030
Deferred income taxes	(4,972)	(10,099)	(7,140)
Deferred income taxes valuation allowance	7,201	23,437	—
Loss (gain) on divestitures	208	(2,207)	—
Change in the fair value of acquisition-related contingent consideration	(3,727)	(219)	1,247
Loss (gain) on disposal of equipment	(153)	190	(78)
Changes in assets and liabilities:
Accounts receivable	4,638	(3,531)	7,309
Inventories	1,560	(8,738)	2,601
Prepaid expenses and other assets	1,211	6,089	87
Accounts payable	(439)	(378)	(705)
Accrued payroll and other accrued liabilities	(8,259)	2,492	(9,008)
Customer advances	1,550	(2,847)	173

Total adjustments	6,730	35,603	5,696

Net cash and cash equivalents used in operating activities	(8,966)	(19,716)	(16,279)
Investing activities
Purchase of investments	(37,055)	(47,199)	(111,940)
Proceeds from sales and maturities of investments	42,729	69,360	47,039
Proceeds from sale of DeltaNu assets	500	—	—
Proceeds from sale of mainframe technology	—	3,000	—
Proceeds from sale of equipment	153	—	249
Purchase of equipment	(1,772)	(3,280)	(5,582)

Net cash and cash equivalents provided by (used in) investing activities	4,555	21,881	(70,234)
Financing activities
Proceeds from issuance of common stock	1,909	1,869	2,924
Common stock repurchases	(1,598)	—	—
Payment of acquisition-related contingent consideration	(40)	(3,345)	(2,389)

Net cash and cash equivalents provided by (used in) financing activities	271	(1,476)	535
Effect of exchange rate changes on cash	—	12	18

Net increase (decrease) in cash and cash equivalents	(4,140)	701	(85,960)
Cash and cash equivalents at beginning of period	24,261	23,560	109,520

Cash and cash equivalents at end of period	$20,121	$24,261	$23,560

Cash paid (received) for:
Income taxes	$108	$24	$336
Income tax refund	$(912)	$(4,608)	$(683)
Non-cash investing activity
Finished goods inventory transferred to property, plant and equipment	$1,551	$—	$—

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

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, and VRDNs, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. The cost of investment securities sold is determined by the specific identification method.

Fair Value Measurement—Definition and Hierarchy

Intevac reports certain financial assets and liabilities at fair value. Intevac defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are classified and disclosed in one of the following three categories:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Business Combinations

Intevac accounts for business combinations using the acquisition method of accounting. Transaction costs are expensed as incurred. IPR&D costs are capitalized as an intangible asset. Contingent consideration is recorded as a liability at the measurement date with subsequent re-measurements recorded as acquisition-related expense (benefit). Costs for business restructuring and exit activities related to the acquired company are included in the post-combination financial results.

Trade Accounts and Notes Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade accounts receivables and notes receivable on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, Intevac performs

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a two-step impairment test. In the first step, Intevac compares the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determines the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculates the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimates the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, Intevac would record an impairment loss equal to the difference. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its Equipment and Photonics reporting units.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2013, 2012 and 2011.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of unrecognized tax benefits. Under the new guidance the Company presents an unrecognized tax benefit as a reduction to deferred tax assets for certain net operating loss and tax credit carryforwards. Intevac implemented this new guidance prospectively beginning in the fourth quarter of fiscal 2013. Implementation of this new guidance resulted in reporting of unrecognized tax benefits in the amount of $3.5 million as a reduction to long term deferred tax assets at December 31, 2013.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net losses from foreign currency transactions were $36,000, $78,000, and $32,000 in 2013, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the year ended December 31, 2013:

	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Balance at December 31, 2012	$694	$75	$769
Other comprehensive loss before reclassification	(3)	(41)	(44)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(3)	(41)	(44)

Balance at December 31, 2013	$691	$34	$725

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Descriptions of Plans

Equity Incentive Plans

At December 31, 2013, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan, the 2004 Equity Incentive Plan and the 1995 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2013, 4.4 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 31, 2013, 343,000 shares remained available for issuance under the ESPP.

The effect of recording equity-based compensation for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Equity-based compensation by type of award:
Stock options	$984	$2,302	$2,924
RSUs	419	201	—
Employee stock purchase plan	1,091	1,317	1,106

Total equity-based compensation	2,494	3,820	4,030
Tax effect on equity-based compensation	(27)	(870)	(1,030)

Net effect on net loss	$2,467	$2,950	$3,000

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2013	2012	2011
Stock Options:
Weighted-average fair value of grants per share	$2.49	$3.82	$5.98
Expected volatility	56.28%	63.56%	64.82%
Risk free interest rate	1.09%	0.73%	1.71%
Expected term of options (in years)	4.20	4.60	4.75
Dividend yield	None	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,128,408	$11.52	4.08	$181,019
Options granted	926,770	$5.64
Options cancelled and forfeited	(1,346,309)	$13.72
Options exercised	(70,900)	$3.91

Options outstanding at December 31, 2013	2,637,969	$8.53	4.52	$2,547,939

Vested and expected to vest at December 31, 2013	2,430,735	$8.73	4.42	$2,246,125
Options exercisable at December 31, 2013	1,415,848	$10.31	3.64	$855,090

The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $49,000, $194,000, $1.9 million, respectively. At December 31, 2013, Intevac had $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.54 years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The options outstanding and currently exercisable at December 31, 2013 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$3.91 - $ 6.54	1,034,719	5.12	$5.12	260,921	$4.28
$6.55 - $11.16	958,950	4.44	$8.41	613,479	$9.01
$11.17 - $26.16	644,300	3.68	$14.19	541,448	$14.70

$3.91 - $26.16	2,637,969	4.52	$8.53	1,415,848	$10.31

Stock Option Exchange Program

During our Annual Stockholder’s Meeting held on May 9, 2013, our stockholders approved a one-time Employee Stock Option Exchange Program (the “Exchange Program”) pursuant to which eligible employees were provided an opportunity to exchange, on a grant-by-grant basis, eligible outstanding stock options for a lesser number of new options, to be granted under our 2012 Equity Incentive Plan. Options eligible for the Exchange Program are those that were granted prior to the 12-month period preceding the start of the Exchange Program offering period, and have exercise prices per share that are greater than $8.49, 50% above our closing per share stock price measured as of July 5, 2013, which is shortly before the start of the Exchange Program. The Exchange Program offering period commenced on July 6, 2013 and closed on August 6, 2013, at which time a total of 87 eligible option holder participants exchanged 766,000 outstanding stock options for 336,000 stock options.

The Exchange Program was launched to restore the intended retention and incentive value of employee equity awards, reduce the potential dilutive effect of our equity incentive program, and reduce pressure to grant additional equity awards to employees in the short term. Participation in the Exchange Program was made available to all employees in the United States and Singapore except for the Named Executive Officers. Non-employee members of our board of directors were also not eligible to participate. The exchange of options under the Exchange Program resulted in a total incremental charge to compensation expense of $126,000. This incremental charge is being recognized over the vesting periods of the new options. These vesting periods range from one to three years beginning on the first anniversary of the grant.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 31, 2012	100,461	$7.33	1.86	$459,107
Granted	172,637	$4.55
Vested	(23,317)	$7.42
Cancelled	(11,922)	$6.72

Non-vested RSUs at December 31, 2013	237,859	$5.34	1.80	$1,767,293

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 31, 2013, Intevac had $494,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of 1.84 years.

Performance-based RSUs (“performance-based awards”) granted to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit or expense levels measured at the end of two and three-year periods.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.63	$3.01	$4.84
Expected volatility	51.54%	62.36%	51.63%
Risk free interest rate	0.26%	0.28%	0.44%
Expected term of purchase rights (in years)	1.77	1.68	1.36
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(In thousands, except per share amounts)
Shares purchased	457	301	234
Weighted average purchase price per share	$3.58	$5.73	$5.92
Aggregate intrinsic value of purchase rights exercised	$745	$304	$1,361

As of December 31, 2013, Intevac had $432,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.5 years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted loss per share:

	2013	2012	2011
	(In thousands, except per share amounts)
Net loss	$(15,696)	$(55,319)	$(21,975)

Weighted-average shares – basic	23,832	23,336	22,903
Effect of dilutive potential common shares	—	—	—

Weighted-average shares – diluted	23,832	23,336	22,903

Net loss per share –basic and diluted	$(0.66)	$(2.37)	$(0.96)

Antidilutive shares based on employee awards excluded	2,579	3,008	2,699

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

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 31, 2013 and 2012.

	2013	2012
Seagate Technology	40%	24%
Northrop Grumman	11%	*
U.S. Government	*	29%

*	Less than 10%

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in 2013, 2012, and/or 2011.

	2013	2012	2011
Seagate Technology	37%	51%	41%
Northrop Grumman	11%	*	*
U.S. Government	*	10%	*
HGST	*	*	12%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in 2013, 2012, and 2011. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV manufacturing.

5. Balance Sheet Details

Balance sheet details were as follows as of December 31, 2013 and 2012:

Trade and Other Accounts receivable, Net

Receivables consisted of the following components:

	December 31,
	2013	2012
	(in thousands)
Trade receivables and other	$12,043	$14,877
Unbilled costs and accrued profits	2,994	4,945
Less: allowance for doubtful accounts	—	—

	$15,037	$19,822

Allowance for Doubtful Accounts

The following table represents a reconciliation of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011. There were no activities related to allowance for doubtful accounts as of or for the year ended December 31, 2013.

	2012	2011
	(in thousands)
Opening balance	$41	$55
Bad debt expense	3,017	41
Write-offs	(3,058)	(55)

Closing balance	$—	$41

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the components of the bad debt expense for the year ended December 31, 2012 (in thousands):

Promissory note	$4,085
Deferred profit on installment sale	(1,028)
Cash recovery from liquidation sale	(40)

Bad debt expense	$3,017

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31,
	2013	2012
	(in thousands)
Raw materials	$13,005	$14,921
Work-in-progress	8,196	5,526
Finished goods	1,561	5,746

	$22,762	$26,193

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

Property, Plant and Equipment

	December 31,
	2013	2012
	(in thousands)
Leasehold improvements	$15,090	$15,254
Machinery and equipment	39,938	37,373

	55,028	52,627
Less accumulated depreciation and amortization	42,083	39,201

Total property, plant and equipment, net	$12,945	$13,426

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $1.1 million at December 31, 2013 and $1.6 million at December 31, 2012.

Accounts Payable

Included in accounts payable is $325,000 and $505,000 of book overdraft at December 31, 2013 and 2012, respectively.

Other Accrued Liabilities

	December 31,
	2013	2012
	(in thousands)
Accrued product warranties	$1,546	$2,259
Other taxes payable	551	729
Deferred revenue	496	4,641
Acquisition-related contingent consideration	164	265
Accrued income taxes	—	207
Other	506	388

Total other accrued liabilities	$3,263	$8,489

Other Long-Term Liabilities

	December 31,
	2013	2012
	(in thousands)
Acquisition-related contingent consideration	$1,220	$4,886
Accrued income taxes	394	4,256
Accrued product warranties	101	90

Total other long-term liabilities	$1,715	$9,232

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill and Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$2,206	$913	$3,181	$1,869	$1,312
Purchased technology	5,148	1,159	3,989	1,145	679	466
Covenants not to compete	40	40	—	140	140	—
Backlog	80	80	—	199	199	—

Total amortizable intangible assets	8,387	3,485	4,902	4,665	2,887	1,778
IPR&D	—	—	—	4,000	—	4,000
Tradename	—	—	—	90	—	90

Total intangible assets	$8,387	$3,485	$4,902	$8,755	$2,887	$5,868

Intangible assets by segment as of December 31, 2013 are as follows: Equipment; $4.4 million and Photonics; $535,000.

Total amortization expense of purchased intangibles for the years ended December 31, 2013, 2012 and 2011 was $876,000, $543,000, $543,000 respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 31, 2013, is as follows.

(In thousands)
2014	$935
2015	853
2016	853
2017	757
2018	615
Thereafter	889

$4,902

Goodwill and indefinite life intangible assets were tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicated that goodwill and indefinite life intangible assets were impaired.

Intevac performed its annual goodwill impairment test in the fourth quarter of fiscal 2012, and, based on step one of the impairment analysis, Intevac determined that the fair values of both its Equipment and Photonics reporting units were less than their carrying value and potential impairment existed. Intevac completed the second step of the goodwill impairment analysis and determined that there would be no remaining implied value attributable to goodwill in either reporting unit and accordingly, Intevac wrote off all of the goodwill in both its Equipment and Photonics reporting units. In the second half of 2012, the Company experienced a significant decline in its stock price which resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac’s indefinite-lived intangible asset consisted of IPR&D in the amount of $4.0 million in the Equipment segment. During the second quarter of fiscal 2013, the related development project was completed, the product achieved commercialization and Intevac began amortizing the intangible asset over its expected useful life of 7 years. Immediately prior to commencement of amortization Intevac tested the intangible asset for impairment and determined that it was not impaired. Intevac performed its annual impairment tests on its indefinite life intangible assets in the fourth quarter of fiscal 2012, and, based on the impairment analysis, Intevac determined that the IPR&D was not impaired. Intevac’s indefinite life tradename was impaired and recorded an immaterial impairment charge. This tradename was subsequently sold in March 2013 as part of the sale of the Raman spectroscopy instruments product line.

Intevac conducted its annual impairment tests in the fourth quarter of fiscal 2011 and the results of these tests indicated that Intevac’s goodwill and purchased intangible assets with indefinite useful lives were not impaired.

Information regarding goodwill by reportable segment for the years ended December 31, 2012 and 2011 is as follows:

	Equipment	Photonics	Total
	(In thousands)
Balance at December 31, 2010	$10,484	$7,905	$18,389
Impairment charges	—	—	—

Balance at December 31, 2011	10,484	7,905	18,389

Impairment charges	(10,484)	(7,905)	(18,389)

Balance at December 31, 2012	$—	$—	$—

There were no activities related to goodwill as of or for the year ended December 31, 2013.

7. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achieved second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2013.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on December 31, 2013 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of December 31, 2013, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$1,384	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	17.2% 20.0% - 55.0% (33.0%)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Beginning balance	$5,151	$8,715	$9,857
Changes in fair value	(3,727)	(219)	1,247
Cash payments made	(40)	(3,345)	(2,389)

Ending balance	$1,384	$5,151	$8,715

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$5,819	$—	$—	$5,819
Money market funds	14,302	—	—	14,302

Total cash and cash equivalents	$20,121	$—	$—	$20,121
Short-term investments:
Commercial paper	$1,998	$1	$—	$1,999
Corporate bonds and medium-term notes	27,181	13	3	27,191
Municipal bonds	6,108	4	—	6,112
U.S. treasury and agency securities	13,506	7	—	13,513
VRDNs	160	—	—	160

Total short-term investments	$48,953	$25	$3	$48,975
Long-term investments:
Corporate bonds and medium-term notes	$8,811	$12	$—	$8,823
Municipal bonds	3,495	2	2	3,495

Total long-term investments	$12,306	$14	$2	$12,318

Total cash, cash equivalents, and investments	$81,380	$39	$5	$81,414

	December 31, 2012
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$5,939	$—	$—	$5,939
Money market funds	18,322	—	—	18,322

Total cash and cash equivalents	$24,261	$—	$—	$24,261
Short-term investments:
Commercial paper	$2,495	$—	$—	$2,495
Corporate bonds and medium-term notes	19,539	13	4	19,548
Municipal bonds	1,203	1	—	1,204
U.S. treasury and agency securities	16,976	23	—	16,999
VRDNs	345	—	—	345

Total short-term investments	$40,558	$37	$4	$40,591
Long-term investments:
Corporate bonds and medium-term notes	$16,776	$33	$7	$16,802
Municipal bonds	1,000	2	—	1,002
U.S. treasury and agency securities	9,499	14	—	9,513

Total long-term investments	$27,275	$49	$7	$27,317

Total cash, cash equivalents, and investments	$92,094	$86	$11	$92,169

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of available-for-sale securities at December 31, 2013 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$61,095	$61,114
Due after one through two years	13,306	13,321
Due after ten years	1,160	1,160

	$75,561	$75,595

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2013.

	December 31, 2013
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$7,466	$3	$—	$—
Municipal bonds	3,475	2	—	—

	$10,941	$5	$—	$—

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$14,302	$14,302	$—
U.S. treasury and agency securities	13,513	6,002	7,511
Commercial paper	1,999	—	1,999
Corporate bonds and medium-term notes	36,014	—	36,014
Municipal bonds	9,607	—	9,607
VRDNs	160	—	160

Total recurring fair value measurements	$75,595	$20,304	$55,291

The following table presents the changes in Level 3 instruments which consisted of ARS which were classified as available-for-sale securities and which were measured on a recurring basis for the years ended December 31, 2012 and 2011. The Company did not hold any ARS as of or during the year ended December 31, 2013.

	2012	2011
	(in thousands)
Opening balance	$4,490	$10,273
Total gains (losses) for the period
Included in earnings	(381)	(308)
Included in other comprehensive income	410	217
Proceeds from sales	(1,748)	—
Proceeds from tender offers	(2,771)	(5,192)
Redemptions at par	—	(500)

Closing balance	$—	$4,490

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately thirty and sixty days. The notional amount of Company’s foreign currency derivatives was $894,000 at December 31, 2013 and $491,000 at December 31, 2012.

10. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. Under this authorization, Intevac purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time,

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

depending on market conditions, stock price and other factors. At December 31, 2013, $28.3 million remains available for future stock repurchases under the new repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Shares of common stock repurchased	241	—	—
Cost of stock repurchased	$1,688	$—	$—
Average price paid per share	$6.97	$—	$—

Intevac records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Intevac reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.

11. Income Taxes

The provision for (benefit from) income taxes on loss from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal:
Current	$(3,925)	$3	$(899)
Deferred	3,387	17,160	(3,633)

	(538)	17,163	(4,532)
State:
Current	12	(13)	8
Deferred	—	—	—

	12	(13)	8
Foreign:
Current	(38)	(150)	141
Deferred	(1,158)	(3,760)	(3,748)

	(1,196)	(3,910)	(3,607)
Total	$(1,722)	$13,240	$(8,131)

Loss before income taxes (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S	$(11,478)	$(32,128)	$(15,078)
Foreign	(5,940)	(9,951)	(15,028)

	$(17,418)	$(42,079)	$(30,106)

Effective tax rate	9.9%	(31.5)%	27.0%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31 ,
	2013	2012
Deferred tax assets:
Vacation, warranty and other accruals	$1,269	$1,489
Depreciation and amortization	1,554	1,391
Intangible amortization	3,235	4,956
Inventory valuation	1,706	1,547
Deferred income	43	1,132
Equity-based compensation	6,242	7,440
Net operating loss, research and other tax credit carryforwards	43,203	35,693
Other	49	127

	57,301	53,775
Valuation allowance for deferred tax assets	(45,859)	(38,998)

Total deferred tax assets	11,442	14,777

Deferred tax liabilities:
Purchased technology	(1,488)	(1,653)
Unbilled revenue	(1,004)	(1,925)
Other	(284)	(304)

Total deferred tax liabilities	(2,776)	(3,882)

Net deferred tax assets	$8,666	$10,895

As reported on the balance sheet:
Current deferred tax assets	$103	$—
Non-current deferred tax assets	9,502	12,176
Current deferred tax liability	(939)	(1,281)

	$8,666	$10,895

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for the year ended December 31, 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For the year ended December 31, 2013, a $7.2 million valuation allowance increase for the U.S. federal deferred tax asset was recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax (benefit) at the federal statutory rate	$(6,096)	$(14,728)	$(10,537)
State income taxes, net of federal benefit	12	(15)	5
Valuation allowance	7,201	23,330	108
Effect of foreign operations taxes at various rates	983	(428)	1,653
Nondeductible goodwill impairment	—	3,670	—
Research tax credits	(2,284)	—	(1,200)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	(1,062)	367	852
Unrecognized tax benefits	(476)	1,044	988

Total	$(1,722)	$13,240	$(8,131)

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $17.7 million of undistributed earnings from non-U.S. operations as of December 31, 2013 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac benefitted from a tax holiday in Singapore which was scheduled to expire at the end of 2015. The tax holiday provided a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax holiday effective January 1, 2013 by the Singapore tax authority. This request for early termination of the holiday was due to current conditions in the hard disk drive business, which will not allow Intevac to be able to meet the conditions required to continue benefitting from the tax holiday. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Per the terms of the early termination, there will not be a clawback of the tax savings resulting from the holiday in previous years. As a result of this incentive, the impact of the tax holiday decreased income taxes by $1.6 million and $1.2 million in 2012 and 2011, respectively. The benefit of the tax holiday on the net loss per share (diluted) was approximately $0.07 and $0.05 in 2012 and 2011, respectively.

Included in prepaid expenses and other current assets at December 31, 2012 is $912,000, of federal income taxes receivable. As of December 31, 2013, the Company had federal NOL carryforwards available to offset future taxable income of approximately $22.9 million that expire between 2027 and 2033. As of December 31, 2013, the Company had state NOL carryforwards available to offset future state taxable income of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $62.2 million that expire between 2015 and 2033. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $22.1 million. Federal research credit carryforwards of $10.4 million are available to offset future tax liabilities and expire between 2019 and 2033. State research credits of $11.3 million and Federal AMT credits are available indefinitely. Certain of these carryforwards, when realized, will be credited to additional paid-in capital.

The total amount of gross unrecognized tax benefits was $6.5 million as of December 31, 2013, of which $98,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Beginning balance	$6,000	$5,022	$4,494
Additions based on tax positions related to the current year	597	978	928
Additions for tax positions of prior years	98	—	—
Settlements	—	—	(400)
Lapse of statute of limitations	(213)	—	—

Ending balance	$6,482	$6,000	$5,022

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2013 and 2012, Intevac recognized a net tax expense (benefit) for interest of $($13,000) and $65,000, respectively. As of December 31, 2013 Intevac had $117,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, Intevac is not subject to U.S. federal, state and local, or international jurisdictions income tax examinations by tax authorities for the years before 2009. Tax years 2010 through 2012 generally remain open for examinations by the Internal Revenue Service (“IRS”). Tax years 1999 through 2009 are subject to income tax examinations by the IRS to the extent of tax credit carryforwards remaining or utilized in an otherwise open year. Tax years 2009 through 2012 generally remain open for examinations by the California tax authority. Tax years 1999 through 2008 are subject to income tax examinations by California tax authority to the extent of tax credit carryforwards remaining or utilized in an otherwise open year. During fiscal 2011, the California income tax examination for fiscal years ended 2005, 2006 and 2007 was completed. During 2012, the IRS completed its review of the Company’s fiscal year 2009 tax return which arose from an income tax refund generated by a carry-back claim. In 2013, the Singapore Inland Revenue Authority completed its review of the fiscal 2009 and 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

12. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $422,000, $501,000 and $540,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual or quarterly bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $1.7 million, $210,000 and $720,000, respectively for the years ended December 31, 2013, 2012 and 2011.

13. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2017 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term assets on the consolidated balance sheets is $425,000 of prepaid rent related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara facility. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $2.9 million, $3.0 million and $2.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease payments at December 31, 2013 are as follows.

(In thousands)
2014	$2,283
2015	2,288
2016	2,209
2017	482

$7,262

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk and PV manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of operations.

The following table displays the activity in the warranty provision account for 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$2,349	$2,724
Expenditures incurred under warranties	(1,033)	(1,567)
Accruals for product warranties	1,091	1,288
Adjustments to previously existing warranty accruals	(760)	(96)

Ending balance	$1,647	$2,349

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

14. Segment and Geographic Information

Intevac’s two reportable segments are: Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac’s management organization structure as of December 31, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

Information for each reportable segment for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Net Revenues
Equipment	$39,135	$52,538	$54,878
Photonics	30,497	30,886	28,096

Total segment net revenues	$69,632	$83,424	$82,974

	2013	2012	2011
	(in thousands)
Operating Profit (Loss)
Equipment	$(12,951)	$(19,934)	$(20,321)
Photonics	1,058	(206)	(4,141)

Total segment operating profit (loss)	(11,893)	(20,140)	(24,462)

Unallocated costs	(5,722)	(6,181)	(6,279)
Impairment of goodwill and intangible assets	—	(18,419)	—
Gain (loss) on divestitures	(208)	2,207	—

Operating loss	(17,823)	(42,533)	(30,741)

Interest income	279	806	847
Other income and expense, net	126	(352)	(212)

Loss before income taxes	$(17,418)	$(42,079)	$(30,106)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2013	2012	2011
	(in thousands)
Depreciation and amortization
Equipment	$2,146	$2,003	$2,901
Photonics	1,900	1,806	1,369

Total segment depreciation and amortization	4,046	3,809	4,270

Unallocated costs	472	670	1,153

Total consolidated depreciation and amortization	$4,518	$4,479	$5,423

	2013	2012	2011
	(in thousands)
Capital Additions
Equipment	$1,857	$1,260	$2,717
Photonics	894	1,535	2,148

Total segment capital additions	2,751	2,795	4,865

Unallocated	572	485	717

Total consolidated capital additions	$3,323	$3,280	$5,582

	2013	2012
	(in thousands)
Segment Assets
Equipment	$33,428	$37,376
Photonics	21,120	27,052

Total segment assets	54,548	64,428

Cash and investments	81,414	92,169
Deferred income taxes	9,605	12,176
Other current assets	982	1,870
Common property, plant and equipment	1,302	1,211
Other assets	425	649

Consolidated total assets	$148,276	$172,503

Geographic revenue information for the three years ended December 31, 2013 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2013	2012	2011
	(in thousands)
United States	$32,534	$30,845	$28,907
Asia (*)	31,907	47,712	47,325
Europe	5,191	3,795	6,128
Rest of world	—	1,072	614

Total net revenues	$69,632	$83,424	$82,974

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net property, plant and equipment by geographic region at December 31 was as follows:

	2013	2012
	(in thousands)
United States	$11,240	$12,962
Asia	1,705	464

Net property, plant & equipment	$12,945	$13,426

15. Restructuring Charges

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. The cost of implementing the Plan was reported under cost of products sold and operating expenses in the consolidated statement of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2013. Implementation of the Plan reduced salary, wages and other employee-related expenses by approximately $5.5 million to $6.0 million on an annual basis.

The changes in restructuring reserves associated with the Plan for the year ended December 31, 2013, are as follows.

Severance and other employee- related costs
(In thousands)
Balance at December 31, 2012	$—
Provision for restructuring reserves	742
Cash payments made	(742)

Balance at December 31, 2013	$—

16. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	March 30, 2013	June 29, 2013	Sept. 28, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Net sales	$12,982	$16,983	$19,115	$20,552
Gross profit	3,514	3,829	6,895	7,737
Net income (loss)	(8,264)	(6,412)	(2,745)	1,725
Basic and diluted loss per share	$(0.35)	$(0.27)	$(0.11)	$0.07

	Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 29, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Net sales	$17,315	$31,791	$16,834	$17,483
Gross profit	6,824	14,254	5,732	7,340
Net loss	(3,161)	(1,493)	(8,007)	(42,658)
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.34)	$(1.82)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on the framework in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2013. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

February 20, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approvedby security holders (2)	2,875,828	$8.53	1,607,549
Equity compensation plans not approved bysecurity holders	—	—	—
Total	2,875,828	$8.53	1,607,549

(1)	Excludes securities reflected in column (a).
(2)	Included in the column (c) amount are 343,490 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2013” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (3)	The Registrant’s 1995 Stock Option/Stock Issuance Plan, as amended

10.2+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.3+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.4+ (6)	The Registrant’s 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.7+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.8 (7)	Lease, dated February 5, 2001 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California, including the First through Seventh Amendments

10.9+ (3)	The Registrant’s 401(k) Profit Sharing Plan

10.10 (8)	Director and Officer Indemnification Agreement

10.11+ (9)	The Registrant’s Executive Incentive Plan

10.12+ (10)	Separation Agreement and Release of Kevin Fairbairn dated November 30, 2012

10.13+ (11)	Form of Severance Agreement (CFO)

10.14+ (11)	Form of Severance Agreement (Non-CFO)

10.15+ (12)	Offer Letter with Wendell Blonigan

10.16+ (12)	Severance Agreement with Wendell Blonigan

Exhibit Number	Description

10.17 (13)	Agreement, dated as of December 9, 2013, by and among Intevac Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC

10.18+ (14)	Executive Transition Plan with Michael Russak dated January 6, 2014

10.19+ (15)	Executive Transition Plan and Agreement with Christopher Smith dated January 27, 2014

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see pages 82-83)

31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 19, 2008
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2013
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(7)	Previously filed as an exhibit to the Company’s Form 10-K filed February 25, 2011
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Form 10-K filed March 4, 2009
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed February 22, 2013
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 26, 2012
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 10, 2013
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 7, 2014
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 31, 2014
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

INTEVAC, INC.

/s/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wendell T. Blonigan and Jeffrey Andreson and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 20, 2014
(Wendell T. Blonigan)	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFFREY ANDRESON	Executive Vice President, Finance and	February 20, 2014
(Jeffrey Andreson)	Administration, Chief Financial Officer
Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ NORMAN H. POND	Chairman of Board	February 20, 2014
(Norman H. Pond)

/s/ MATTHEW A. DRAPKIN	Director	February 20, 2014
(Matthew A. Drapkin)

/s/ DAVID S. DURY	Director	February 20, 2014
(David S. Dury)

Signature	Title	Date

/s/ STANLEY J. HILL	Director	February 20, 2014
(Stanley J. Hill)

/s/ THOMAS M. ROHRS	Director	February 20, 2014
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 20, 2014
(John F. Schaefer)

/s/ PING YANG (Ping Yang)	Director	February 20, 2014