Form 10-Q
period 2014-03-29
INTEVAC INC
filed 2014-04-29
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

On April 29, 2014, 23,904,414 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,337	$20,121
Short-term investments	40,037	48,975
Trade and other accounts receivable, net of allowances of $0 at both March 29, 2014 and at December 31, 2013	15,254	15,037
Inventories	20,744	22,762
Prepaid expenses and other current assets	1,391	1,237

Total current assets	104,763	108,132
Property, plant and equipment, net	13,389	12,945
Long-term investments	7,659	12,318
Intangible assets, net of amortization of $3,719 at March 29, 2014 and $3,485 at December 31, 2013	4,668	4,902
Deferred income taxes and other long-term assets	10,081	9,979

Total assets	$140,560	$148,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,082	$4,011
Accrued payroll and related liabilities	3,622	5,034
Other accrued liabilities	2,615	3,263
Customer advances	1,955	3,743
Deferred income taxes	939	939

Total current liabilities	13,213	16,990
Other long-term liabilities	1,847	1,715
Stockholders’ equity:
Common stock, $0.001 par value	24	24
Additional paid-in capital	157,885	156,359
Treasury Stock, 379 shares at March 29, 2014 and 241 shares at December 31, 2013	(2,738)	(1,688)
Accumulated other comprehensive income	699	725
Accumulated deficit	(30,370)	(25,849)

Total stockholders’ equity	125,500	129,571

Total liabilities and stockholders’ equity	$140,560	$148,276

Note: Amounts as of December 31, 2013 are derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$13,320	$8,885
Technology development	3,695	4,097

Total net revenues	17,015	12,982
Cost of net revenues:
Systems and components	9,736	6,307
Technology development	2,469	3,161

Total cost of net revenues	12,205	9,468

Gross profit	4,810	3,514
Operating expenses:
Research and development	4,273	6,358
Selling, general and administrative	5,261	5,971

Total operating expenses	9,534	12,329
Loss on divestiture	—	(208)

Loss from operations	(4,724)	(9,023)
Interest income and other, net	73	80

Loss before income taxes	(4,651)	(8,943)
Benefit from income taxes	130	679

Net loss	$(4,521)	$(8,264)

Net loss per share:
Basic and Diluted	$(0.19)	$(0.35)

Weighted average common shares outstanding:
Basic and Diluted	23,858	23,663

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands)
Net loss	$(4,521)	$(8,264)

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	5	(15)
Foreign currency translation losses	(31)	(6)

Other comprehensive loss, before tax	(26)	(21)

Income tax provision related to items in other comprehensive loss	—	—

Other comprehensive loss, net of tax	(26)	(21)

Comprehensive loss	$(4,547)	$(8,285)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(4,521)	$(8,264)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,190	1,032
Net amortization of investment premiums and discounts	208	228
Equity-based compensation	697	563
Change in the fair value of acquisition-related contingent consideration	51	111
Deferred income taxes	(163)	(768)
Loss on divestiture	—	208
Changes in operating assets and liabilities	(1,909)	7,267

Total adjustments	74	8,641

Net cash and cash equivalents provided by (used in) operating activities	(4,447)	377
Investing activities
Purchases of investments	(2,996)	(15,783)
Proceeds from sales and maturities of investments	16,230	14,664
Proceeds from sale of DeltaNu assets	—	500
Purchases of leasehold improvements and equipment	(1,401)	(301)

Net cash and cash equivalents provided by (used in) investing activities	11,833	(920)
Financing activities
Proceeds from issuance of common stock	1,000	1,130
Common stock repurchases	(1,140)	—

Net cash and cash equivalents provided by (used in) financing activities	(140)	1,130

Effect of exchange rate changes on cash and cash equivalents	(30)	(6)

Net increase in cash and cash equivalents	7,216	581
Cash and cash equivalents at beginning of period	20,121	24,261

Cash and cash equivalents at end of period	$27,337	$24,842

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Form 10-K). Intevac’s results of operations for the three months ended March 29, 2014 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 29,	December 31,
	2014	2013
	(In thousands)
Raw materials	$13,369	$13,005
Work-in-progress	5,793	8,196
Finished goods	1,582	1,561

	$20,744	$22,762

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

3. Equity-Based Compensation

At March 29, 2014, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as performance units) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 29, 2014 and March 30, 2013 was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Equity-based compensation by type of award:
Stock options	$241	$173
RSUs	292	76
Employee stock purchase plan	164	314

Total equity-based compensation	$697	$563

Tax benefit recognized	$3	$5

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

Option activity as of March 29, 2014 and changes during the three months ended March 29, 2014 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,637,969	$8.53
Options granted	48,000	$8.49
Options cancelled and forfeited	(42,687)	$7.94
Options exercised	(41,836)	$4.58

Options outstanding at March 29, 2014	2,601,446	$8.61

Vested and expected to vest at March 29, 2014	2,418,134	$8.78
Options exercisable at March 29, 2014	1,381,138	$10.45

Intevac issued 224,000 shares under the ESPP during the three months ended March 29, 2014.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock Options:
Weighted-average fair value of grants per share	$4.14	$1.97
Expected volatility	54.71%	55.57%
Risk free interest rate	1.87%	0.52%
Expected term of options (in years)	5.2	3.9
Dividend yield	None	None
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.15	$1.60
Expected volatility	43.40	52.42%
Risk free interest rate	0.11%	0.26%
Expected term of purchase rights (in years)	0.74	1.85
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2013	237,859	$5.34
Granted	29,000	$7.97
Vested	(3,189)	$7.52
Cancelled and forfeited	(7,833)	$5.70

Non-vested RSUs at March 29, 2014	255,837	$5.60

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2014, the annual bonus for participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at March 29, 2014, which amounts were less than the target bonus

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $161,000 for the three months ended March 29, 2014.

Performance-based RSUs (“performance-based awards”) granted in fiscal 2013 to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods.

4. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of March 29, 2014, are as follows.

	March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(3,012)	$4,160
Photonics	1,215	(707)	508

	$8,387	$(3,719)	$4,668

Total amortization expense of finite-lived intangibles for the three months ended March 29, 2014 was $234,000.

As of March 29, 2014, future amortization expense is expected to be as follows.

(In thousands)
2014	$702
2015	853
2016	853
2017	756
2018	615
Thereafter	889

$4,668

5. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on March 29, 2014 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of March 29, 2014, payments made associated with the revenue earnout obligation have not been significant.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Opening balance	$1,384	$5,151
Changes in fair value	51	111

Closing balance	$1,435	$5,262

The following table displays the balance sheet classification of the contingent consideration liability account at March 29, 2014 and at December 31, 2013:

	March 29, 2014	December 31, 2013
	(In thousands)
Other accrued liabilities	$164	$164
Other long-term liabilities	1,271	1,220

Total acquisition-related contingent consideration	$1,435	$1,384

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of March 29, 2014. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at March 29, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$ 1,435	Discounted cash flow	Weighted average cost of capital	17.2%
			Probability weighting of achieving revenue forecasts	20.0% - 55.0% (33.0%)

6. Divestiture

Sale of DeltaNu

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million. Under the terms of the agreement, the acquirer also assumed certain liabilities related to the purchased assets. Payment terms included $500,000 which was paid on the closing date, with the remaining balance to be paid in the form of an earnout of 5% of the acquirer’s Raman spectroscopy instrument sales for 5 years following the closing date or a minimum earnout payment of $100,000 annually, whichever is higher. The maximum earnout payments during the payment period shall not exceed $1.0 million.

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

7. Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms, and for systems sold directly the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three-month periods ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Opening balance	$1,647	$2,349
Expenditures incurred under warranties	(305)	(253)
Accruals for product warranties issued during the reporting period	284	208
Adjustments to previously existing warranty accruals	(295)	(79)

Closing balance	$1,331	$2,225

The following table displays the balance sheet classification of the warranty provision account at March 29, 2014 and at December 31, 2013:

	March 29,	December 31,
	2014	2013
	(In thousands)
Other accrued liabilities	$1,164	$1,546
Other long-term liabilities	167	101

Total warranty provision	$1,331	$1,647

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 29, 2014
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,963	$—	$—	$5,963
Money market funds	21,374	—	—	21,374

Total cash and cash equivalents	$27,337	$—	$—	$27,337
Short-term investments:
Commercial paper	$1,999	$1	$—	$2,000
Corporate bonds and medium-term notes	23,854	20	—	23,874
Municipal bonds	6,146	7	—	6,153
U.S. treasury and agency securities	8,004	6	—	8,010

Total short-term investments	$40,003	$34	$—	$40,037
Long-term investments:
Corporate bonds and medium-term notes	$2,230	$1	$—	$2,231
Municipal bonds	2,428	2	—	2,430
U.S. treasury and agency securities	2,996	2	—	2,998

Total long-term investments	$7,654	$5	$—	$7,659

Total cash, cash equivalents, and investments	$74,994	$39	$—	$75,033

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,819	$—	$—	$5,819
Money market funds	14,302	—	—	14,302

Total cash and cash equivalents	$20,121	$—	$—	$20,121
Short-term investments:
Commercial paper	$1,998	$1	$—	$1,999
Corporate bonds and medium-term notes	27,181	13	3	27,191
Municipal bonds	6,108	4	—	6,112
U.S. treasury and agency securities	13,506	7	—	13,513
Variable rate demand notes (“VRDNs”)	160	—	—	160

Total short-term investments	$48,953	$25	$3	$48,975
Long-term investments:
Corporate bonds and medium-term notes	$8,811	$12	$—	$8,823
Municipal bonds	3,495	2	2	3,495

Total long-term investments	$12,306	$14	$2	$12,318

Total cash, cash equivalents, and investments	$81,380	$39	$5	$81,414

The contractual maturities of available-for-sale securities at March 29, 2014 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$60,378	$60,408
Due after one through two years	8,653	8,662

	$69,031	$69,070

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 29, 2014.

	Fair Value Measurements at March 29, 2014
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$21,374	$21,374	$—
U.S. treasury and agency securities	11,008	6,002	5,006
Commercial paper	2,000	—	2,000
Corporate bonds and medium-term notes	26,105	—	26,105
Municipal bonds	8,583	—	8,583

Total recurring fair value measurements	$69,070	$27,376	$41,694

10. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $628,000 at March 29, 2014 and $894,000 at December 31, 2013.

11. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At March 29, 2014, $27.3 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

Three Months Ended
March 29, 2014
(In thousands, except per share amounts)
Shares of common stock repurchased	138
Cost of stock repurchased	$1,050
Average price paid per share	$7.63

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 29, 2014 and March 30, 2013, are as follows.

	Three Months Ended			Three Months Ended
	March 29, 2014			March 30, 2013
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$691	$34	$725	$694	$75	$769
Other comprehensive income (loss) before reclassification	(31)	5	(26)	(6)	(15)	(21)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(31)	5	(26)	(6)	(15)	(21)

Ending balance	$660	$39	$699	$688	$60	$748

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Net loss	$(4,521)	$(8,264)

Weighted-average shares — basic	23,858	23,663
Effect of dilutive potential common shares	—	—

Weighted-average shares — diluted	23,858	23,663

Net loss per share — basic	$(0.19)	$(0.35)

Net loss per share — diluted	$(0.19)	$(0.35)

Antidilutive shares based on employee awards excluded	1,844	2,703

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

13. Segment Reporting

Intevac’s two reportable segments are: Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 29, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin film properties for hard drive and solar cell manufacturers as well as other adjacent thin film deposition applications.

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

Information for each reportable segment for the three months ended March 29, 2014 and March 30, 2013 is as follows:

Net Revenues

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Equipment	$9,047	$5,368
Photonics	7,968	7,614

Total segment net revenues	$17,015	$12,982

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Operating Loss

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Equipment	$(4,141)	$(7,341)
Photonics	908	(192)

Total segment operating profit (loss)	(3,233)	(7,533)
Unallocated costs	(1,491)	(1,282)
Loss on divestiture	—	(208)

Loss from operations	(4,724)	(9,023)
Interest income and other, net	73	80

Loss before income taxes	$(4,651)	$(8,943)

Total assets for each reportable segment as of March 29, 2014 and December 30, 2013 are as follows:

Assets

	March 29, 2014	December 31, 2013
	(In thousands)
Equipment	$31,309	$33,428
Photonics	21,762	21,120

Total segment assets	53,071	54,548

Cash, cash equivalents and investments	75,033	81,414
Deferred income taxes	9,768	9,605
Other current assets	1,009	982
Common property, plant and equipment	1,309	1,302
Other assets	370	425

Consolidated total assets	$140,560	$148,276

14. Restructuring Charges

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 5 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.9 million on an annual basis.

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the 2013 Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. Total employee-related costs incurred under the plan were $742,000. The cost of implementing the 2013 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statement of operations. Substantially all cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of March 29, 2014, activities related to the 2013 Plan were complete.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Plans for the three months ended March 29, 2014 and March 30, 2013 are as follows.

	Three Months Ended
	March 29,	March 30,
	2014	2013
	Severance and other employee- related costs	Severance and other employee- related costs
	(In thousands)
Beginning balance	$—	$—
Provision for restructuring reserves	227	502
Cash payments made	(227)	(461)

Ending balance	$—	$41

15. Income Taxes

Intevac recorded income tax benefits of $130,000 and $679,000 for the three months ended March 29, 2014 and March 30, 2013, respectively. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three months ended March 29, 2014 and March 30, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

16. Commitments and Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term assets on the consolidated balance sheets is $371,000 of prepaid rent as of March 29, 2014 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense for the three months ended March 29, 2014 was $777,000.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of March 29, 2014, future minimum lease payments are as follows.

(In thousands)
2014	$1,194
2015	3,168
2016	3,098
2017	2,645
2018	2,630
Thereafter	15,149

$27,884

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2014 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 20, 2014, and our periodic Form 10-Q’s and Form 8-K’s.

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

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of a real density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products for PV solar cell manufacturing and most recently a thin film physical vapor deposition (“PVD”) application for protective coating for touch screen cover glass manufacturing. Intevac believes that expansion into these markets, which Intevac believes are significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$17,015	$12,982	$4,033
Gross profit	$4,810	$3,514	$1,296
Gross margin percent	28.3%	27.1%	1.2 points
Net loss	$(4,521)	$(8,264)	$3,743
Loss per diluted share	$(0.19)	$(0.35)	$0.16

Net revenues increased during the first quarter of fiscal 2014 compared to the same period in the prior year primarily due to higher equipment sales to disk manufacturers and higher Photonics’ product sales, offset in part by lower Photonics’ technology development contracts. Equipment recognized revenue on one 200 Lean system in the first quarter of fiscal 2014 and did not recognize any revenue on 200 Lean systems in the first quarter of fiscal 2013. The net loss for the first quarter of fiscal 2014 decreased compared to the same period in the prior year due to higher revenues and lower operating expenses as a result of cost reduction initiatives. Also in the first quarter of fiscal 2013, Intevac recognized a loss on the sale of DeltaNu in the amount of $0.2 million which did not re-occur in the first quarter of fiscal 2014.

In fiscal 2014, Intevac expects that demand for and growth in hard disk media will increase, but this demand will not exceed the existing capacity during the year. The Company therefore expects that capacity shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2013. In 2014, Intevac expects higher sales of new thin-film equipment products. For fiscal 2014, Intevac expects that Photonics business levels will increase from 2013 as Photonics delivers production shipments of the pilot night vision system for the Apache helicopter.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “MicroVista®,” “NanoTexture™,” “NightVista®,” and “Night Port™”.

Results of Operations

Net revenues

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

Equipment	$9,047	$5,368	$3,679
Photonics
Contract Research and Development (“R&D”)	3,695	4,097	(402)
Products	4,273	3,517	756

	7,968	7,614	354

Total net revenues	$17,015	$12,982	$4,033

Equipment revenue for the three months ended March 29, 2014 included revenue recognized for one 200 Lean system, disk equipment technology upgrades and spare parts. Equipment revenue for the three months ended March 30, 2013 included revenue recognized for AccuLuberTM systems, disk equipment technology upgrades and spare parts. Equipment revenue for both the three months ended March 29, 2014 and March 30, 2013 did not include any sales of solar tools.

Photonics revenue for the three months ended March 29, 2014 increased over the same period in the prior year as a result of increased product sales offset in part by lower contract R&D work. The decrease in contract R&D revenue was the result of completion of the program to design the Apache pilot night viewing system during mid 2013. The increase in product sales resulted from the transition to production deliveries for the Apache pilot night viewing camera at the end of 2013. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

Backlog

	March 29, 2014	December 31, 2013	March 30, 2013
	(In thousands)

Equipment	$8,451	$13,565	$11,542
Photonics	43,398	46,319	23,575

Total backlog	$51,849	$59,884	$35,117

Equipment backlog at March 29, 2014 included one PV deposition system, one PVD touch screen cover glass coating system and did not include any 200 Lean systems. Equipment backlog at December 31, 2013 included one 200 Lean system and one PV deposition system. Equipment backlog at March 30, 2013 included one ENERGi™ system and did not include any 200 Lean systems. Photonics backlog at March 29, 2014 includes $14.1 million in revenue that will be earned beyond the first quarter of 2015.

Revenue by geographic region

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

United States	$14,508	$7,333	$7,175
Asia	1,480	4,485	(3,005)
Europe	1,027	1,164	(137)

Total net revenues	$17,015	$12,982	$4,033

International sales include products shipped to overseas operations of U.S. companies. The increase in U.S. sales in 2014 versus 2013 was primarily due to delivery of a 200 Lean system to a U.S. factory of a U.S. customer, higher camera sales to a U.S. customer and the initial production shipments of the pilot night vision camera for the Apache helicopter. The decrease in sales to the Asia region in 2014 versus 2013 was primarily due to lower net revenues from disk lubrication systems and technology upgrades. The decrease in sales to the Europe region in 2014 versus 2013 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$2,006	$1,203	$803
% of Equipment net revenues	22.2%	22.4%
Photonics gross profit	$2,804	$2,311	$493
% of Photonics net revenues	35.2%	30.4%
Total gross profit	$4,810	$3,514	$1,296
% of net revenues	28.3%	27.1%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin of 22.2% in the three months ended March 29, 2014 was flat compared to 22.4% reported in the three months ended March 30, 2013. Gross margins in the Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 35.2% in the three months ended March 29, 2014 and increased from 30.4% in the three months ended March 30, 2013 due to higher margins on contract R&D and lower warranty costs.

Research and development

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

Research and development expense	$4,273	$6,358	$(2,085)

Research and development spending decreased in Equipment and in Photonics during the three months ended March 29, 2014 as compared to the three months ended March 30, 2013. The decrease in Equipment spending was due primarily to decreased PV development and from cost reduction initiatives. Photonics research and development spending during the first quarter of fiscal 2013 included costs from DeltaNu which did not re-occur in the first quarter of fiscal 2014 as DeltaNu was sold on March 29, 2013. Research and development expenses do not include costs of $2.5 million and $3.2 million for the three-month periods ended March 29, 2014 and March 30, 2013, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

Selling, general and administrative expense	$5,261	$5,971	$(710)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three months ended March 29, 2014 was primarily the result of lower variable compensation program expense and savings from cost reduction initiatives, offset in part by increased equity compensation expense and increased professional service costs associated with a contested election.

Cost reduction plans

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 5 percent. The total cost of implementing the Plan was $227,000 of which $43,000 was reported under cost of net revenues and $184,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.9 million on an annual basis.

During the first quarter of fiscal 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the workforce was reduced by 18 percent. Intevac recognized employee-related costs of $502,000 during the quarter ended March 30, 2013 of which $179,000 was reported under cost of net revenues and $323,000 was reported under operating expenses in connection with the 2013 Plan. Substantially all cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. The total employee-related cost of implementing the Plan was $742,000. As of March 29, 2014, activities related to the 2013 Plan were complete.

Loss on divestiture

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. See Note 6 “Divestiture” in the notes to the condensed consolidated financial statements for additional information related to the loss on divestiture.

Interest income and other, net

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

Interest income and other, net	$73	$80	$(7)

Interest income and other, net in the three months ended March 29, 2014 included $47,000 of interest income on investments, various other income of $22,000 and $4,000 of foreign currency gains. Interest income and other, net in the three months ended March 30, 2013 included $82,000 of interest income on investments and various other income of $11,000 partially offset by $13,000 of foreign currency losses. The decrease in interest income in the three months ended March 29, 2014 resulted from lower invested balances and lower interest rates.

Income tax benefit

	Three Months Ended
	March 29, 2014	March 30, 2013	Change over prior period
	(In thousands)

Income tax benefit	$130	$679	$(549)

Intevac recorded income tax benefits of $130,000 and $679,000 for the three months ended March 29, 2014 and March 30, 2013, respectively. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three months ended March 29, 2014 and March 30, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At March 29, 2014, Intevac had $75.0 million in cash, cash equivalents, and investments compared to $81.4 million at December 31, 2013. During the first three months of 2014, cash, cash equivalents and investments decreased by $6.4 million due primarily to cash used by operating activities, repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	March 29, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$27,337	$20,121
Short-term investments	40,037	48,975
Long-term investments	7,659	12,318

Total cash, cash equivalents and investments	$75,033	$81,414

Operating activities used cash of $4.4 million during the first three months of 2014 and generated cash of $377,000 during the first three months of 2013. The decrease in cash generated by operating activities was due primarily to increases in working capital during the first three months of 2014 and the payment of annual bonuses, offset in part by a smaller net loss.

Accounts receivable totaled $15.3 million at March 29, 2014, compared to $15.0 million at December 31, 2013. The increase of $217,000 in the receivable balance was due primarily to increased revenue levels. Total net inventories decreased to $20.7 million at March 29, 2014, compared to $22.8 million at December 31, 2013 reflecting the sale of one 200 Lean system. Accounts payable increased slightly to $4.1 million at March 29, 2014 compared to $4.0 million at December 31, 2013 in line with business levels. Accrued payroll and related liabilities decreased to $3.6 million at March 29, 2014 compared to $5.0 million at December 31, 2013 primarily related to the payment for prior year bonuses. Customer deposits decreased to $2.0 million at March 29, 2014 compared to $3.7 million at December 31, 2013.

Investing activities generated cash of $11.8 million during the first three months of 2014. Proceeds from sales of investments net of purchases totaled $13.2 million. Capital expenditures for the three months ended March 29, 2014 were $1.4 million.

Financing activities in the first three months of 2014 used cash of $140,000. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash $1.0 million. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $1.1 million for the three months ended March 29, 2014.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of March 29, 2014, approximately $11.0 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $3.0 million to $3.5 million in capital expenditures during the remainder of 2014.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of March 29, 2014:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)

Operating lease obligations	$27,884	$1,194	$6,266	$5,275	$15,149
Purchase obligations and commitments [1]	6,969	6,969	—	—	—
Other long-term liabilities [2,4]	167	167	—	—	—

Total [3,4]	$35,020	$8,330	$6,266	$5,275	$15,149

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

[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $409,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the condensed consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 20, 2014. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2013 Form 10-K. Management believes that there has been no significant change during the three months ended March 29, 2014 to the items identified as critical accounting policies in Intevac’s 2013 Form 10-K.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk

Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating. Investments typically consist of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities and municipal bonds.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at March 29, 2014.

	2014	2015	2016	Total	Fair Value
	(In thousands, except percentages)

Cash equivalents
Variable rate amounts	$21,374	—	—	$21,374	$21,374
Weighted-average rate	0.04%	—	—
Short-term investments
Fixed rate amounts	$30,421	$7,579	—	$38,000	$38,029
Weighted-average rate	1.68%	3.25%	—
Variable rate amounts	$2,003	—	—	$2,003	$2,008
Weighted-average rate	0.98%	—	—
Long-term investments
Fixed rate amounts	—	$4,658	$2,996	$7,654	$7,659
Weighted-average rate	—	2.39%	0.38%
Total investment portfolio	$53,798	$12,237	$2,996	$69,031	$69,070

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $628,000 at March 29, 2014.

Item 4. Controls	and Procedures

    Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 29, 2014, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV market. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

Intevac will need to generate approximately $51.8 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of March 29, 2014. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or all of the entire remaining deferred tax assets which are attributable to our Singapore operation.

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

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

In December 2013, we received a notice from Voce Catalyst Partners LP and certain of its affiliates (collectively, “Voce”), a stockholder who we believe beneficially owns approximately 118,000 shares of our common stock, that announced their intent to nominate three individuals for election to our Board of Directors at our

2014 Annual Meeting of Stockholders. In April 2014, Voce filed a definitive proxy with respect to the election of the three individuals. A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (i) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (ii) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (iii) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

The following table provides information as of March 29, 2014 with respect to the shares of common stock repurchased by Intevac during the first quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
Month #1
January 1, 2014 to January 25, 2014	3	$7.50	$21	—	$28,291
Month #2
January 26, 2014 to February 22, 2014	135	$7.63	$1,029	—	$27,262
Month #3
February 23, 2014 to March 29, 2014	—	$—	$—	—	$27,262

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.8	Lease dated March 20, 2014 regarding the space located at 3510, 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California.

10.11	The Registrant’s Executive Incentive Plan

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: April 29, 2014	By:	/S/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2014	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)