Form 10-Q
period 2014-06-28
INTEVAC INC
filed 2014-07-29
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

On July 25, 2014, 23,625,343 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$25,059	$20,121
Short-term investments	33,173	48,975
Trade and other accounts receivable, net of allowances of $0 at both June 28, 2014 and at December 31, 2013	9,265	15,037
Inventories	22,613	22,762
Prepaid expenses and other current assets	1,443	1,237

Total current assets	91,553	108,132
Long-term investments	17,064	12,318
Restricted cash	1,000	—
Property, plant and equipment, net	13,316	12,945
Intangible assets, net of amortization of $3,953 at June 28, 2014 and $3,485 at December 31, 2013	4,434	4,902
Deferred income taxes and other long-term assets	9,873	9,979

Total assets	$137,240	$148,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,256	$4,011
Accrued payroll and related liabilities	4,237	5,034
Other accrued liabilities	2,836	3,263
Customer advances	2,114	3,743
Deferred income taxes	939	939

Total current liabilities	14,382	16,990
Other long-term liabilities	2,175	1,715
Stockholders’ equity:
Common stock, $0.001 par value	24	24
Additional paid-in capital	158,490	156,359
Treasury stock, 437 shares at June 28, 2014 and 241 shares at December 31, 2013	(3,157)	(1,688)
Accumulated other comprehensive income	703	725
Accumulated deficit	(35,377)	(25,849)

Total stockholders’ equity	120,683	129,571

Total liabilities and stockholders’ equity	$137,240	$148,276

Note: Amounts as of December 31, 2013 are derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$12,038	$13,234	$25,358	$22,120
Technology development	2,677	3,749	6,372	7,845

Total net revenues	14,715	16,983	31,730	29,965
Cost of net revenues:
Systems and components	7,540	10,173	17,276	16,480
Technology development	1,964	2,981	4,433	6,142

Total cost of net revenues	9,504	13,154	21,709	22,622

Gross profit	5,211	3,829	10,021	7,343
Operating expenses:
Research and development	4,558	5,584	8,831	11,943
Selling, general and administrative	5,899	5,235	11,160	11,206

Total operating expenses	10,457	10,819	19,991	23,149
Loss on divestiture	—	—	—	(208)

Loss from operations	(5,246)	(6,990)	(9,970)	(16,014)
Interest income and other, net	120	92	192	172

Loss before income taxes	(5,126)	(6,898)	(9,778)	(15,842)
Benefit from income taxes	119	486	250	1,166

Net loss	$(5,007)	$(6,412)	$(9,528)	$(14,676)

Net loss per share:
Basic and diluted	$(0.21)	$(0.27)	$(0.40)	$(0.62)

Weighted average common shares outstanding:
Basic and diluted	23,927	23,785	23,892	23,724

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands)
Net loss	$(5,007)	$(6,412)	$(9,528)	$(14,676)

Other comprehensive income (loss), before tax:
Change in unrealized net loss on available-for-sale investments	(11)	(74)	(6)	(89)
Foreign currency translation gains (losses)	15	(4)	(16)	(10)

Other comprehensive income (loss), before tax	4	(78)	(22)	(99)
Income tax benefit related to items in other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	4	(78)	(22)	(99)

Comprehensive loss	$(5,003)	$(6,490)	$(9,550)	$(14,775)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(9,528)	$(14,676)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,336	2,093
Net amortization of investment premiums and discounts	358	431
Equity-based compensation	1,363	1,082
Change in the fair value of acquisition-related contingent consideration	97	(209)
Deferred income taxes	(316)	(1,324)
Loss on divestiture	—	208
Changes in operating assets and liabilities	3,066	8,242

Total adjustments	6,904	10,523

Net cash and cash equivalents used in operating activities	(2,624)	(4,153)
Investing activities
Purchases of investments	(23,878)	(24,384)
Proceeds from sales and maturities of investments	35,076	25,727
Proceeds from sale of DeltaNu assets	—	500
Increase in restricted cash	(1,000)	—
Purchases of leasehold improvements and equipment	(2,240)	(835)

Net cash and cash equivalents provided by investing activities	7,958	1,008
Financing activities
Net proceeds from issuance of common stock	1,178	1,144
Common stock repurchases	(1,559)	—

Net cash and cash equivalents provided by (used in) financing activities	(381)	1,144
Effect of exchange rate changes on cash and cash equivalents	(15)	(10)

Net increase (decrease) in cash and cash equivalents	4,938	(2,011)
Cash and cash equivalents at beginning of period	20,121	24,261

Cash and cash equivalents at end of period	$25,059	$22,250

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Form 10-K). Intevac’s results of operations for the six months ended June 28, 2014 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for Intevac in the first quarter of fiscal 2017 using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The authoritative guidance becomes effective prospectively for Intevac in the first quarter of fiscal 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 28,	December 31,
	2014	2013
	(In thousands)
Raw materials	$12,517	$13,005
Work-in-progress	8,596	8,196
Finished goods	1,500	1,561

	$22,613	$22,762

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

4. Equity-Based Compensation

At June 28, 2014, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs,” also referred to as performance units) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Equity-based compensation by type of award:
Stock options	$153	$104	$394	$277
RSUs	376	108	668	184
Employee stock purchase plan	137	307	301	621

Total equity-based compensation	$666	$519	$1,363	$1,082

Tax benefit recognized	$3	$5	$6	$10

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Option activity as of June 28, 2014 and changes during the six months ended June 28, 2014 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,637,969	$8.53
Options granted	460,735	$7.35
Options cancelled and forfeited	(89,082)	$8.48
Options exercised	(83,113)	$4.45

Options outstanding at June 28, 2014	2,926,509	$8.46

Vested and expected to vest at June 28, 2014	2,687,654	$8.63
Options exercisable at June 28, 2014	1,565,514	$10.01

Intevac issued 224,000 shares under the ESPP during the six months ended June 28, 2014.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock Options:
Weighted-average fair value of grants per share	$3.02	$2.11	$3.14	$2.10
Expected volatility	52.11%	58.04%	52.38%	57.95%
Risk free interest rate	1.30%	1.18%	1.36%	1.16%
Expected term of options (in years)	4.2	4.5	4.3	4.4
Dividend yield	None	None	None	None

	Six Months Ended
	June 28, 2014	June 29, 2013
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.15	$1.60
Expected volatility	43.40%	52.42%
Risk free interest rate	0.11%	0.26%
Expected term of purchase rights (in years)	0.74	1.85
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2013	237,859	$5.34
Granted	226,373	$7.29
Vested	(69,650)	$5.39
Cancelled and forfeited	(13,909)	$5.68

Non-vested RSUs at June 28, 2014	380,673	$6.48

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2014, the annual bonus for participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at June 28, 2014, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $161,000 and $322,000, respectively for the three and six months ended June 28, 2014.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of June 28, 2014, are as follows.

	June 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(3,220)	$3,952
Photonics	1,215	(733)	482

	$8,387	$(3,953)	$4,434

Total amortization expense of finite-lived intangibles for the three and six months ended June 28, 2014 was $234,000 and $468,000.

As of June 28, 2014, future amortization expense is expected to be as follows.

(In thousands)
2014	$468
2015	853
2016	853
2017	756
2018	615
Thereafter	889

$4,434

6. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on June 28, 2014 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of June 28, 2014, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six month periods ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Opening balance	$1,435	$5,262	$1,384	$5,151
Changes in fair value	46	(320)	97	(209)

Closing balance	$1,481	$4,942	$1,481	$4,942

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at June 28, 2014 and at December 31, 2013:

	June 28, 2014	December 31, 2013
	(In thousands)
Other accrued liabilities	$140	$164
Other long-term liabilities	1,341	1,220

Total acquisition-related contingent consideration	$1,481	$1,384

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of June 28, 2014. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at June 28, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$ 1,481	Discounted cash flow	Weighted average cost of capital	17.2%
			Probability weighting of achieving revenue forecasts	20.0% - 55.0% (33.0%)

7. Divestiture

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

As the earnout is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain, Intevac did not recognize the minimum earnout payments upon closing, but instead will record income in the period when the minimum earnout payments can be reasonably estimated for that period and payment is assured. The first earnout payment in the amount of $75,000 was received in the second quarter of fiscal 2014 and was reported in interest and other income, net on the condensed consolidated statement of operations.

The following table summarizes the components of the loss (in thousands):

Cash proceeds	$500

Assets sold:
Accounts receivable	147
Inventories	320
Other current assets	27
Property, plant and equipment	159
Trade name	90

Total assets sold	743
Liabilities divested:
Accounts payable	59
Other accrued expenses	6

Total liabilities divested	65
Transaction and other costs	30

Loss on sale	$(208)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8. Warranty

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

The following table displays the activity in the warranty provision account for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Opening balance	$1,331	$2,225	$1,647	$2,349
Expenditures incurred under warranties	(217)	(210)	(523)	(464)
Accruals for product warranties issued during the reporting period	219	329	504	538
Adjustments to previously existing warranty accruals	(177)	(257)	(472)	(336)

Closing balance	$1,156	$2,087	$1,156	$2,087

The following table displays the balance sheet classification of the warranty provision account at June 28, 2014 and at December 31, 2013:

	June 28,	December 31,
	2014	2013
	(In thousands)
Other accrued liabilities	$989	$1,546
Other long-term liabilities	167	101

Total warranty provision	$1,156	$1,647

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Guarantees

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

10. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 28, 2014
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$7,467	$—	$—	$7,467
Money market funds	17,592	—	—	17,592

Total cash and cash equivalents	$25,059	$—	$—	$25,059
Short-term investments:
Certificate of deposit	$1,000	$—	$—	$1,000
Commercial paper	499	—	—	499
Corporate bonds and medium-term notes	22,977	18	1	22,994
Municipal bonds	4,669	5	—	4,674
U.S. treasury and agency securities	4,003	3	—	4,006

Total short-term investments	$33,148	$26	$1	$33,173
Long-term investments:
Corporate bonds and medium-term notes	$5,272	$—	$3	$5,269
Municipal bonds	1,797	3	1	1,799
U.S. treasury and agency securities	9,992	6	2	9,996

Total long-term investments	$17,061	$9	$6	$17,064

Total cash, cash equivalents, and investments	$75,268	$35	$7	$75,296

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,819	$—	$—	$5,819
Money market funds	14,302	—	—	14,302

Total cash and cash equivalents	$20,121	$—	$—	$20,121
Short-term investments:
Commercial paper	$1,998	$1	$—	$1,999
Corporate bonds and medium-term notes	27,181	13	3	27,191
Municipal bonds	6,108	4	—	6,112
U.S. treasury and agency securities	13,506	7	—	13,513
Variable rate demand notes (“VRDNs”)	160	—	—	160

Total short-term investments	$48,953	$25	$3	$48,975
Long-term investments:
Corporate bonds and medium-term notes	$8,811	$12	$—	$8,823
Municipal bonds	3,495	2	2	3,495

Total long-term investments	$12,306	$14	$2	$12,318

Total cash, cash equivalents, and investments	$81,380	$39	$5	$81,414

The contractual maturities of available-for-sale securities at June 28, 2014 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$48,735	$48,761
Due after one through two years	19,066	19,068

	$67,801	$67,829

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 28, 2014.

	June 28, 2014
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$8,829	$4	$—	$—
Municipal bonds	2,771	1	—	—
U.S. treasury and agency securities	1,998	2	—	—

	$13,598	$7	$—	$—

All prices for the fixed maturity securities including U.S. Treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, VRDNs and municipal bonds are received from independent pricing services

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of June 28, 2014.

	Fair Value Measurements at June 28, 2014
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$17,592	$17,592	$—
U.S. treasury and agency securities	14,002	8,997	5,005
Certificate of deposit	1,000	—	1,000
Commercial paper	499	—	499
Corporate bonds and medium-term notes	28,263	—	28,263
Municipal bonds	6,473	—	6,473

Total recurring fair value measurements	$67,829	$26,589	$41,240

11. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $474,000 at June 28, 2014 and $894,000 at December 31, 2013.

12. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At June 28, 2014, $26.8 million remains available for future stock repurchases under the repurchase program.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended	Six Months Ended
	June 28, 2014
	(In thousands, except per share amounts)
Shares of common stock repurchased	58	195
Cost of stock repurchased	$419	$1,469
Average price paid per share	$7.21	$7.49

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended June 28, 2014 and June 29, 2013, are as follows.

	Three Months Ended			Six Months Ended
	June 28, 2014
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$660	$39	$699	$691	$34	$725
Other comprehensive income (loss) before reclassification	15	(11)	4	(16)	(6)	(22)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	15	(11)	4	(16)	(6)	(22)

Ending balance	$675	$28	$703	$675	$28	$703

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 29, 2013
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$688	$60	$748	$694	$75	$769
Other comprehensive loss before reclassification	(4)	(74)	(78)	(10)	(89)	(99)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive loss	(4)	(74)	(78)	(10)	(89)	(99)

Ending balance	$684	$(14)	$670	$684	$(14)	$670

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 28 2014	June 29, 2013	June 28 2014	June 29, 2013
	(In thousands, except per share amounts)
Net loss	$(5,007)	$(6,412)	$(9,528)	$(14,676)

Weighted-average shares — basic	23,927	23,785	23,892	23,724
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares — diluted	23,927	23,785	23,892	23,724

Net loss per share — basic and diluted	$(0.21)	$(0.27)	$(0.40)	$(0.62)

Antidilutive shares based on employee awards excluded	1,977	2,690	1,911	2,696

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

14. Segment Reporting

Intevac’s two reportable segments are: Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 28, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and six months ended June 28, 2014 and June 29, 2013 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Equipment	$3,762	$9,164	$12,809	$14,532
Photonics	10,953	7,819	18,921	15,433

Total segment net revenues	$14,715	$16,983	$31,730	$29,965

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Equipment	$(5,667)	$(5,841)	$(9,808)	$(13,183)
Photonics	2,567	253	3,475	62

Total income (loss) from segment operations	(3,100)	(5,588)	(6,333)	(13,121)

Unallocated costs	(2,146)	(1,402)	(3,637)	(2,685)
Loss on divestiture	—	—	—	(208)

Loss from operations	(5,246)	(6,990)	(9,970)	(16,014)
Interest income and other, net	120	92	192	172

Loss before income taxes	$(5,126)	$(6,898)	$(9,778)	$(15,842)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of June 28, 2014 and December 31, 2013 are as follows:

Assets

	June 28, 2014	December 31, 2013
	(In thousands)
Equipment	$30,515	$33,428
Photonics	18,334	21,120

Total segment assets	48,849	54,548

Cash, cash equivalents and investments	75,296	81,414
Restricted cash	1,000	—
Deferred income taxes	9,921	9,605
Other current assets	988	982
Common property, plant and equipment	1,186	1,302
Other assets	—	425

Consolidated total assets	$137,240	$148,276

15. Restructuring Charges

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the 2013 Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. The cost of implementing the 2013 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statement of operations. Substantially all cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of June 28, 2014, activities related to the 2013 Plan were complete.

The changes in restructuring reserves associated with the Plans for the three and six months ended June 28, 2014 and June 29, 2013 are as follows.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
	Severance and other employee- related costs
	(In thousands)
Beginning balance	$—	$41	$—	$—
Provision for restructuring reserves	61	240	288	742
Cash payments made	(61)	(281)	(288)	(742)

Ending balance	$—	$—	$—	$—

16. Income Taxes

Intevac recorded income tax benefits of $119,000 and $250,000 for the three and six months ended June 28, 2014, respectively. Intevac recorded income tax benefits of $486,000 and $1.2 million for the three and six months ended June 29, 2013, respectively. The income tax provisions for the three and six month periods are based

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three and six months ended June 28, 2014 and June 29, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

17. Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheets is $241,000 of deferred rent as of June 28, 2014 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. This standby letter of credit is secured with $1.0 million of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was $1.1 million and $1.8 million for the three and six months ended June 28, 2014, respectively.

As of June 28, 2014, future minimum lease payments are as follows.

(In thousands)
2014	$1,023
2015	3,195
2016	3,101
2017	2,646
2018	2,630
Thereafter	15,149

$27,744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2014 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 20, 2014, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and offers high-productivity, thin film processing systems to the photovoltaic (“PV”) industry and to adjacent markets for thin film deposition applications. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives and PV cells as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Photonics.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products for PV solar cell manufacturing and most recently a thin film physical vapor deposition (“PVD”) application for protective coating for touch screen cover glass manufacturing. Intevac believes that expansion into these markets, which Intevac believes are significantly larger than the hard disk drive deposition equipment market, will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and six months ended June 28, 2014 and June 29, 2013:

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$14,715	$16,983	$(2,268)	$31,730	$29,965	$1,765
Gross profit	$5,211	$3,829	$1,382	$10,021	$7,343	$2,678
Gross margin percent	35.4%	22.5%	12.9 points	31.6%	24.5%	7.2 points
Loss from operations	$(5,246)	$(6,990)	$1,744	$(9,970)	$(16,014)	$6,044
Net loss	$(5,007)	$(6,412)	$1,405	$(9,528)	$(14,676)	$5,148
Loss per diluted share	$(0.21)	$(0.27)	$0.06	$(0.40)	$(0.62)	$0.22

Net revenues decreased for the second quarter of fiscal 2014 compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and lower Photonics’ contract research and development (“R&D”), offset in part by higher Photonics’ product sales. In the second quarter of 2013, Intevac recognized revenue on its first production system for its solar implant ENERGi™ product. The net loss for the second quarter fiscal 2014 decreased compared to the same period in the prior year due to higher gross margins and by lower operating expenses as a result of cost reduction efforts, offset in part by lower revenues and increased costs associated with a contested Board of Directors election.

Net revenues increased for the first six months for fiscal 2014 compared to the same period in the prior year primarily due to higher Photonics’ product sales offset in part by lower equipment sales to disk manufacturers and lower Photonics’ contract R&D. Intevac recognized revenue on one 200 Lean system in the first half of fiscal 2014 and did not recognize revenue on any 200 Lean systems in the first half of fiscal 2013. The net loss for the first six months of fiscal 2014 decreased compared to the same period in the prior year due to higher revenues, higher gross margins and lower operating expenses as a result of cost reduction efforts offset in part by increased costs associated with a contested Board of Directors election.

In fiscal 2014, Intevac expects that demand for and growth in hard disk media may increase, but this demand will not exceed the existing capacity during the year. The Company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2013. In 2014, Intevac expects higher sales of new thin-film equipment products. For fiscal 2014, Intevac expects that Photonics business levels will increase from 2013 as Photonics delivers production shipments of the pilot night vision system for the Apache helicopter.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” and “Night Port™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

Equipment	$3,762	$9,164	$(5,402)	$12,809	$14,532	$(1,723)
Photonics:
Products	8,276	4,070	4,206	12,549	7,588	4,961
Contract R&D	2,677	3,749	(1,072)	6,372	7,845	(1,473)

	10,953	7,819	3,134	18,921	15,433	3,488

Total net revenues	$14,715	$16,983	$(2,268)	$31,730	$29,965	$1,765

Equipment revenue for the three and six months ended June 28, 2014 decreased over the same periods in the prior year as a result of lower sales of technology upgrades, service and spare parts. During the second quarter of 2014 Intevac recognized revenue on disk equipment technology upgrades, spare parts and service. During the second quarter of 2013 Intevac recognized revenue on one solar implant ENERGi system, disk equipment technology upgrades, spare parts and service. Equipment revenue for the six months ended June 28, 2014 included revenue recognition for one 200 Lean system, upgrades and spare parts. Equipment revenue for the six months ended June 29, 2013 included revenue recognition for one solar implant ENERGi system, two AccuLuber systems, upgrades and spare parts.

Photonics revenue for the three and six month periods ended June 28, 2014 increased over the same periods in the prior year as a result of increased product sales offset in part by lower contract R&D work. The decrease in contract R&D revenue was the result of completion of the program to design the Apache pilot night viewing system during mid-2013. The increase in product sales resulted from the transition to production deliveries for the Apache pilot night viewing camera at the end of 2013. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

Backlog

	June 28, 2014	December 31, 2013	June 29, 2013
	(In thousands)

Equipment	$8,613	$13,565	$29,295
Photonics	37,772	46,319	48,295

Total backlog	$46,385	$59,884	$77,590

Equipment backlog at June 28, 2014 included one PV deposition system and one PVD touch screen cover glass coating system. Equipment backlog at December 31, 2013 included one 200 Lean system and one PV deposition system. Equipment backlog at June 29, 2013 included three 200 Lean systems. Photonics backlog at June 28, 2014 includes $28.8 million in revenue that will be earned in one year and $9.0 million in revenue that will be earned beyond one year.

Revenue by geographic region

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

United States	$10,843	$9,714	$1,129	$25,351	$17,047	$8,304
Asia	2,937	5,881	(2,944)	4,417	10,366	(5,949)
Europe	935	1,388	(453)	1,962	2,552	(590)

Total net revenues	$14,715	$16,983	$(2,268)	$31,730	$29,965	$1,765

International sales include products shipped to overseas operations of U.S. companies. The increase in U.S. sales in 2014 versus 2013 was primarily due to delivery of a 200 Lean system to a U.S. customer, higher camera sales and the initial production shipments of the pilot night vision camera for the Apache helicopter. The decrease in sales to the Asia region in 2014 versus 2013 was primarily due to lower net revenues from solar implant systems, disk lubrication systems and technology upgrades. The decrease in sales to the Europe region in 2014 versus 2013 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands, except percentages)

Equipment gross profit	$312	$1,352	$(1,040)	$2,317	$2,554	$(237)
% of Equipment net revenues	8.3%	14.8%		18.1%	17.6%
Photonics gross profit	$4,899	$2,477	$2,422	$7,704	$4,789	$2,915
% of Photonics net revenues	44.7%	31.7%		40.7%	31.0%
Total gross profit	$5,211	$3,829	$1,382	$10,021	$7,343	$2,678
% of net revenues	35.4%	22.5%		31.6%	24.5%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 8.3% in the three months ended June 28, 2014 compared to 14.8% in the three months ended June 29, 2013 and was 18.1% in the six months ended June 28, 2014 compared to 17.6% in the six months ended June 29, 2013. The lower gross margin for the three months ended June 28, 2014 was due primarily to lower systems and spares shipments, offset in part by lower inventory provisions and the lower system margin on the first solar implant ENERGi system for which revenue was recognized in second quarter of 2013. The higher gross margin for the six months ended June 28, 2014 was due primarily to lower factory costs as a result of cost containment efforts, lower inventory provisions and the lower system margin on the first solar implant ENERGi system for which revenue was recognized in second quarter of 2013. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin increased to 44.7% in the three months ended June 28, 2014 compared to 31.7% in the three months ended June 29, 2013 and increased to 40.7% in the six months ended June 28, 2014 compared to 31.0% in the six months ended June 29, 2013. The higher gross margin for the three months ended June 28, 2014 was due to higher margins on both products and contract R&D and lower inventory provisions. The higher gross margin for the six months ended June 28, 2014 was due to higher margins on contract R&D, lower warranty costs and lower inventory provisions. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

Research and development expense	$4,558	$5,584	$(1,026)	$8,831	$11,943	$(3,112)

Research and development spending decreased in Equipment and in Photonics during the three and six month periods ended June 28, 2014 as compared to the same periods in the prior year. The decrease in Equipment spending was due primarily to decreased PV development and from cost reduction initiatives. Photonics research and development spending during the first half of fiscal 2013 included costs from DeltaNu which did not re-occur in the first half of fiscal 2014 as DeltaNu was sold on March 29, 2013. Research and development expenses do not include costs of $2.0 million and $4.4 million for the three and six months ended June 28, 2014 respectively, or $3.0 million and $6.1 million for the three and six months ended June 29, 2013, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

Selling, general and administrative expense	$5,899	$5,235	$664	$11,160	$11,206	$(46)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The increase in selling, general and administrative spending in the three months ended June 28, 2014 was primarily the result of increased professional service costs associated with a contested Board of Directors election, higher charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition, offset in-part by lower variable compensation program expense and savings from cost reduction initiatives.

Cost reduction plans

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the Plan was $288,000 of which $43,000 was reported under cost of net revenues and $245,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

During the first quarter of fiscal 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the workforce was reduced by 18 percent. During the first half of 2013, Intevac recognized employee-related costs of $742,000 of which $315,000 was reported under cost of net revenues and $427,000 was reported under operating expenses in connection with the 2013 Plan. All cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of June 28, 2014, activities related to the 2013 Plan were complete.

Loss on divestiture

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. The first earnout payment in the amount of $75,000 was received in the second quarter of fiscal 2014 and was reported in interest and other income, net on the condensed consolidated statement of operations. See Note 7 “Divestiture” in the notes to the condensed consolidated financial statements for additional information related to the loss on divestiture.

Interest income and other, net

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

Interest income and other, net	$120	$92	$28	$192	$172	$20

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Income tax benefit

	Three months ended			Six months ended
	June 28, 2014	June 29, 2013	Change over prior period	June 28, 2014	June 29, 2013	Change over prior period
	(In thousands)

Income tax benefit	$119	$486	$(367)	$250	$1,166	$(916)

Intevac recorded income tax benefits of $119,000 and $250,000 for the three and six months ended June 28, 2014, respectively. Intevac recorded income tax benefits of $486,000 and $1.2 million for the three and six months ended June 29, 2013, respectively. The income tax provisions for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three and six months ended June 28, 2014 and June 29, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At June 28, 2014, Intevac had $75.3 million in cash, cash equivalents, and investments compared to $81.4 million at December 31, 2013. During the first six months of 2014, cash, cash equivalents and investments decreased by $6.1 million due primarily to cash used by operating activities, purchases of fixed assets, repurchases of common stock and increases in restricted cash partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	June 28, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$25,059	$20,121
Short-term investments	33,173	48,975
Long-term investments	17,064	12,318

Total cash, cash equivalents and investments	$75,296	$81,414

Operating activities used cash of $2.6 million during the first six months of 2014 and used cash of $4.2 million during the first six months of 2013. The decrease in cash used by operating activities was due primarily to a smaller net loss and to reductions in working capital during the first six months of 2014, offset in part by the payment of annual bonuses.

Accounts receivable totaled $9.3 million at June 28, 2014, compared to $15.0 million at December 31, 2013. The decrease of $5.8 million in the receivable balance was due primarily to decreased revenue levels and improved collections. Total net inventories decreased slightly to $22.6 million at June 28, 2014, compared to $22.8 million at December 31, 2013. Accounts payable increased slightly to $4.3 million at June 28, 2014 compared to $4.0 million at December 31, 2013 in line with business levels. Accrued payroll and related liabilities decreased to $4.2 million at June 28, 2014 compared to $5.0 million at December 31, 2013 primarily related to the payment for prior year bonuses. Customer deposits decreased to $2.1 million at June 28, 2014 compared to $3.7 million at December 31, 2013.

Investing activities generated cash of $8.0 million during the first six months of 2014. Proceeds from sales of investments net of purchases totaled $11.2 million. Intevac is required to maintain a standby letter of credit for $1.0 million for the Santa Clara, California campus lease. This standby letter of credit is secured with $1.0 million of restricted cash. Capital expenditures for the six months ended June 28, 2014 were $2.2 million.

Financing activities in the first six months of 2014 used cash of $381,000. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash $1.2 million. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $1.6 million for the six months ended June 28, 2014.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, certificates of deposit, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of June 28, 2014, approximately $10.2 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $3.5 million to $4.0 million in capital expenditures during the remainder of 2014.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of June 28, 2014:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)

Operating lease obligations	$27,744	$1,023	$6,296	$5,276	$15,149
Purchase obligations and commitments [1]	6,044	6,044	—	—	—
Other long-term liabilities [2,4]	409	409	—	—	—

Total [3,4]	$34,197	$7,476	$6,296	$5,276	$15,149

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

[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $425,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the condensed consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2013 Form 10-K. Management believes that there has been no significant change during the six months ended June 28, 2014 to the items identified as critical accounting policies in Intevac’s 2013 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at June 28, 2014.

	2014	2015	2016	Total	Fair Value
	(In thousands, except percentages)

Cash equivalents
Variable rate amounts	$17,592	—	—	$17,592	$17,592
Weighted-average rate	0.03%	—	—
Short-term investments
Fixed rate amounts	$13,173	$15,968	—	$29,141	$29,164
Weighted-average rate	1.18%	2.96%	—
Variable rate amounts	$4,007	—	—	$4,007	$4,009
Weighted-average rate	0.75%	—	—
Long-term investments
Fixed rate amounts	—	$2,798	$14,263	$17,061	$17,064
Weighted-average rate	—	1.89%	1.47%
Total investment portfolio	$34,772	$18,766	$14,263	$67,801	$67,829

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $474,000 at June 28, 2014.

Item 4. Controls	and Procedures

    Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 28, 2014, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014.

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

The majority of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011, 2012, 2013, and through the first half of 2014 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. We believe that our sales will continue to be depressed through 2014.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and cell phone cover lens markets. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Exelis and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Intevac will need to generate approximately $52.1 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of June 28, 2014. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or all of the entire remaining deferred tax assets which are attributable to our Singapore operation.

We may be subject to additional impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, we have significant intangible assets and had significant goodwill on our balance sheet. We test these assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2012, as a result of a decline in our market capitalization and a reduction in our revenue expectations we recorded a goodwill impairment charge in the amount of $18.4 million. We will continue to evaluate the carrying value of our intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business. See Note 5 “Purchased Intangible Assets” in the notes to the condensed consolidated financial statements for additional information related to impairment of intangible assets.

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

The following table provides information as of June 28, 2014 with respect to the shares of common stock repurchased by Intevac during the second quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
Month #1
March 30, 2014 to April 26, 2014	—	$—	$—	—	$27,262
Month #2
April 27, 2014 to May 24, 2014	24	$7.19	$177	24	$27,085
Month #3
May 25, 2014 to June 28, 2014	33	$7.22	$242	33	$26,843

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended +

10.2	The Registrant’s 2012 Equity Incentive Plan, as amended +

10.3	Agreement, dated as of May 11, 2014, by and among Intevac, Inc., J. Daniel Plants, Marc T. Giles, Voce Catalyst Partners LP and Voce Capital Management LLC (1)

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 15, 2014.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: July 29, 2014	By:	/S/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2014	By:	/S/ JEFFREY ANDRESON
Jeffrey Andreson
Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)