Form 10-Q
period 2014-09-27
INTEVAC INC
filed 2014-10-28
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

On October 28, 2014, 23,226,146 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$21,714	$20,121
Short-term investments	32,773	48,975
Trade and other accounts receivable, net of allowances of $0 at both September 27, 2014 and at December 31, 2013	9,399	15,037
Inventories	23,109	22,762
Prepaid expenses and other current assets	1,791	1,237

Total current assets	88,786	108,132
Long-term investments	16,253	12,318
Restricted cash	1,000	—
Property, plant and equipment, net	12,438	12,945
Intangible assets, net of amortization of $4,187 at September 27, 2014 and $3,485 at December 31, 2013	4,200	4,902
Deferred income taxes and other long-term assets	9,972	9,979

Total assets	$132,649	$148,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,601	$4,011
Accrued payroll and related liabilities	4,327	5,034
Other accrued liabilities	6,258	3,263
Customer advances	1,798	3,743
Deferred income taxes	939	939

Total current liabilities	17,923	16,990
Other long-term liabilities	1,821	1,715
Stockholders’ equity:
Common stock, $0.001 par value	23	24
Additional paid-in capital	160,282	156,359
Treasury stock, 1,304 shares at September 27, 2014 and 241 shares at December 31, 2013	(9,163)	(1,688)
Accumulated other comprehensive income	699	725
Accumulated deficit	(38,936)	(25,849)

Total stockholders’ equity	112,905	129,571

Total liabilities and stockholders’ equity	$132,649	$148,276

Note: Amounts as of December 31, 2013 are derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$12,293	$15,991	$37,652	$38,111
Technology development	2,464	3,124	8,836	10,970

Total net revenues	14,757	19,115	46,488	49,081
Cost of net revenues:
Systems and components	8,067	9,725	25,344	26,206
Technology development	1,875	2,495	6,308	8,638

Total cost of net revenues	9,942	12,220	31,652	34,844

Gross profit	4,815	6,895	14,836	14,237
Operating expenses:
Research and development	3,986	4,250	12,817	16,192
Selling, general and administrative	4,913	5,627	16,074	16,834

Total operating expenses	8,899	9,877	28,891	33,026

Loss on divestiture	—	—	—	(208)

Loss from operations	(4,084)	(2,982)	(14,055)	(18,997)
Interest income and other, net	113	220	306	392

Loss before income taxes	(3,971)	(2,762)	(13,749)	(18,605)
Benefit from income taxes	412	17	662	1,184

Net loss	$(3,559)	$(2,745)	$(13,087)	$(17,421)

Net loss per share:
Basic and diluted	$(0.15)	$(0.11)	$(0.55)	$(0.73)
Weighted average common shares outstanding:
Basic and diluted	23,657	23,931	23,814	23,793

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(Unaudited)
	(In thousands)
Net loss	$(3,559)	$(2,745)	$(13,087)	$(17,421)

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(9)	60	(15)	(29)
Foreign currency translation gains (losses)	5	3	(11)	(7)

Other comprehensive income (loss), before tax	(4)	63	(26)	(36)
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(4)	63	(26)	(36)

Comprehensive loss	$(3,563)	$(2,682)	$(13,113)	$(17,457)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 27, 2014	September 28, 2013
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(13,087)	$(17,421)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,495	3,280
Net amortization of investment premiums and discounts	505	655
Equity-based compensation	2,219	1,836
Change in the fair value of acquisition-related contingent consideration	19	(24)
Deferred income taxes	(417)	(1,013)
Loss on divestiture	—	208
Gain on disposal of equipment	—	(153)
Changes in operating assets and liabilities	5,313	4,285

Total adjustments	11,134	9,074

Net cash and cash equivalents used in operating activities	(1,953)	(8,347)
Investing activities
Purchases of investments	(27,378)	(32,606)
Proceeds from sales and maturities of investments	39,125	31,736
Proceeds from sale of DeltaNu assets	—	500
Proceeds from sale of equipment	13	153
Increase in restricted cash	(1,000)	—
Purchases of leasehold improvements and equipment	(2,300)	(928)

Net cash and cash equivalents provided by (used in) investing activities	8,460	(1,145)
Financing activities
Common stock repurchases	(7,150)	—
Payment of acquisition-related contingent consideration	—	(40)
Net proceeds from issuance of common stock	2,246	1,905

Net cash and cash equivalents provided by (used in) financing activities	(4,904)	1,865
Effect of exchange rate changes on cash	(10)	(8)

Net increase (decrease) in cash and cash equivalents	1,593	(7,635)
Cash and cash equivalents at beginning of period	20,121	24,261

Cash and cash equivalents at end of period	$21,714	$16,626

Non-cash investing activity
Finished goods inventory transferred to property, plant and equipment	$—	$1,551

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Form 10-K). Intevac’s results of operations for the nine months ended September 27, 2014 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU will be effective for Intevac in the fourth quarter of fiscal 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for Intevac in the first quarter of fiscal 2017 using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 27,	December 31,
	2014	2013
	(In thousands)
Raw materials	$12,157	$13,005
Work-in-progress	4,985	8,196
Finished goods	5,967	1,561

	$23,109	$22,762

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

4.	Equity-Based Compensation

At September 27, 2014, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs,” also referred to as performance units) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Equity-based compensation by type of award:
Stock options	$371	$375	$765	$651
RSUs	402	130	1,070	314
ESPP awards	83	249	384	871

Total equity-based compensation	$856	$754	$2,219	$1,836

Tax benefit recognized	$3	$8	$9	$18

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

Option activity as of September 27, 2014 and changes during the nine months ended September 27, 2014 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	2,637,969	$8.53
Options granted	466,735	$7.35
Options cancelled and forfeited	(224,108)	$8.64
Options exercised	(128,833)	$4.93
Options outstanding at September 27, 2014	2,751,763	$8.49
Vested and expected to vest at September 27, 2014	2,562,675	$8.63
Options exercisable at September 27, 2014	1,641,304	$9.70

Intevac issued 444,000 shares under the ESPP during the nine months ended September 27, 2014.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock Options:
Weighted-average fair value of grants per share	$2.77	$2.81	$3.13	$2.48
Expected volatility	50.30%	55.06%	52.36%	56.40%
Risk free interest rate	1.24%	1.04%	1.36%	1.09%
Expected term of options (in years)	3.92	4.02	4.31	4.22
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.79	$1.97	$2.08	$1.63
Expected volatility	47.11%	43.09%	44.00%	51.54%
Risk free interest rate	0.13%	0.21%	0.11%	0.26%
Expected term of purchase rights (in years)	0.50	1.00	0.69	1.77
Dividend yield	None	None	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2013	237,859	$5.34
Granted	243,373	$7.29
Vested	(70,527)	$5.39
Cancelled and forfeited	(79,683)	$6.31
Non-vested RSUs at September 27, 2014	331,022	$6.53

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2014, the annual bonus for participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at September 27, 2014, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $130,000 and $452,000, respectively for the three and nine months ended September 27, 2014.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of September 27, 2014, are as follows.

	September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(3,427)	$3,745
Photonics	1,215	(760)	455

	$8,387	$(4,187)	$4,200

Total amortization expense of finite-lived intangibles for the three and nine months ended September 27, 2014 was $234,000 and $702,000.

As of September 27, 2014, future amortization expense is expected to be as follows.

(In thousands)
2014	$234
2015	853
2016	853
2017	756
2018	615
Thereafter	889

$4,200

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on September 27, 2014 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of September 27, 2014, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Opening balance	$1,481	$4,942	$1,384	$5,151
Changes in fair value	(78)	185	19	(24)
Cash payments made	—	(40)	—	(40)

Closing balance	$1,403	$5,087	$1,403	$5,087

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at September 27, 2014 and at December 31, 2013:

	September 27,	December 31,
	2014	2013
	(In thousands)
Other accrued liabilities	$7	$164
Other long-term liabilities	1,396	1,220

Total acquisition-related contingent consideration	$1,403	$1,384

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of September 27, 2014. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at September 27, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$1,403	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	17.2% 20.0% - 55.0% (33.0%)

7.	Divestitures

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table displays the activity in the warranty provision account for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Opening balance	$1,156	$2,087	$1,647	$2,349
Expenditures incurred under warranties	(152)	(309)	(674)	(773)
Accruals for product warranties issued during the reporting period	129	323	633	861
Adjustments to previously existing warranty accruals	(74)	(37)	(547)	(373)

Closing balance	$1,059	$2,064	$1,059	$2,064

The following table displays the balance sheet classification of the warranty provision account at September 27, 2014 and at December 31, 2013:

	September 27,	December 31,
	2014	2013
	(In thousands)
Other accrued liabilities	$982	$1,546
Other long-term liabilities	77	101

Total warranty provision	$1,059	$1,647

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Guarantees

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

10.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 27, 2014
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$7,384	$—	$—	$7,384
Money market funds	14,330	—	—	14,330

Total cash and cash equivalents	$21,714	$—	$—	$21,714
Short-term investments:
Certificate of deposit	$1,000	$—	$—	$1,000
Commercial paper	1,498	2	—	1,500
Corporate bonds and medium-term notes	20,860	11	2	20,869
Municipal bonds	5,392	10	1	5,401
U.S. treasury and agency securities	4,001	2	—	4,003

Total short-term investments	$32,751	$25	$3	$32,773
Long-term investments:
Corporate bonds and medium-term notes	$6,224	$—	$9	$6,215
Municipal bonds	1,038	2	—	1,040
U.S. treasury and agency securities	8,994	6	2	8,998

Total long-term investments	$16,256	$8	$11	$16,253

Total cash, cash equivalents, and investments	$70,721	$33	$14	$70,740

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,819	$—	$—	$5,819
Money market funds	14,302	—	—	14,302

Total cash and cash equivalents	$20,121	$—	$—	$20,121
Short-term investments:
Commercial paper	$1,998	$1	$—	$1,999
Corporate bonds and medium-term notes	27,181	13	3	27,191
Municipal bonds	6,108	4	—	6,112
U.S. treasury and agency securities	13,506	7	—	13,513
Variable rate demand notes (“VRDNs”)	160	—	—	160

Total short-term investments	$48,953	$25	$3	$48,975
Long-term investments:
Corporate bonds and medium-term notes	$8,811	$12	$—	$8,823
Municipal bonds	3,495	2	2	3,495

Total long-term investments	$12,306	$14	$2	$12,318

Total cash, cash equivalents, and investments	$81,380	$39	$5	$81,414

The contractual maturities of available-for-sale securities at September 27, 2014 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$45,077	$45,099
Due after one through two years	18,260	18,257

	$63,337	$63,356

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 27, 2014.

	September 27, 2014
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$11,774	$11	$—	$—
Municipal bonds	1,000	1	—	—
U.S. treasury and agency securities	1,998	2	—	—

	$14,772	$14	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 27, 2014.

	Fair Value Measurements at September 27, 2014
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$14,330	$14,330	$—
U.S. treasury and agency securities	13,001	8,998	4,003
Certificate of deposit	1,000	—	1,000
Commercial paper	1,500	—	1,500
Corporate bonds and medium-term notes	27,084	—	27,084
Municipal bonds	6,441	—	6,441

Total recurring fair value measurements	$63,356	$23,328	$40,028

11.	Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for special hedge accounting treatment. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately one month. The notional amount of Company’s foreign currency derivatives was $601,000 at September 27, 2014 and $894,000 at December 31, 2013.

12.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At September 27, 2014, $20.8 million remained available for future stock repurchases under the repurchase program.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended	Nine Months Ended
	September 27, 2014
	(In thousands, except per share amounts)
Shares of common stock repurchased	868	1,063
Cost of stock repurchased	$6,007	$7,476
Average price paid per share	$6.89	$7.00

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended September 27, 2014 and September 28, 2013, are as follows.

	Three Months Ended			Nine Months Ended
	September 27, 2014
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$675	$28	$703	$691	$34	$725
Other comprehensive income (loss) before reclassification	5	(9)	(4)	(11)	(15)	(26)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	5	(9)	(4)	(11)	(15)	(26)

Ending balance	$680	$19	$699	$680	$19	$699

	Three Months Ended			Nine Months Ended
	September 28, 2013
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$684	$(14)	$670	$694	$75	$769
Other comprehensive income (loss) before reclassification	3	60	63	(7)	(29)	(36)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	3	60	63	(7)	(29)	(36)

Ending balance	$687	$46	$733	$687	$46	$733

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands, except per share amounts)
Net loss	$(3,559)	$(2,745)	$(13,087)	$(17,421)

Weighted-average shares – basic	23,657	23,931	23,814	23,793
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	23,657	23,931	23,814	23,793

Net loss per share – basic and diluted	$(0.15)	$(0.11)	$(0.55)	$(0.73)

Antidilutive shares based on employee awards excluded	2,401	2,551	2,074	2,648

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

14.	Segment Reporting

Intevac’s two reportable segments are: Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 27, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three and nine months ended September 27, 2014 and September 28, 2013 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2017	September 28, 2013
	(In thousands)
Equipment	$3,375	$11,760	$16,184	$26,293
Photonics	11,382	7,355	30,304	22,788

Total segment net revenues	$14,757	$19,115	$46,488	$49,081

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Equipment	$(5,872)	$(1,423)	$(15,681)	$(14,607)
Photonics	3,120	192	6,595	254

Total segment operating income (loss)	(2,752)	(1,231)	(9,086)	(14,353)

Unallocated costs	(1,332)	(1,751)	(4,969)	(4,436)

Loss on divestiture	—	—	—	(208)

Loss from operations	(4,084)	(2,982)	(14,055)	(18,997)
Interest income and other, net	113	220	306	392

Loss before income taxes	$(3,971)	$(2,762)	$(13,749)	$(18,605)

Total assets for each reportable segment as of September 27, 2014 and December 31, 2013 are as follows:

Assets

	September 27, 2014	December 31, 2013
	(In thousands)
Equipment	$30,129	$33,428
Photonics	18,936	21,120

Total segment assets	49,065	54,548

Cash, cash equivalents and investments	70,740	81,414
Restricted cash	1,000	—
Deferred income taxes	10,021	9,605
Other current assets	755	982
Common property, plant and equipment	1,068	1,302
Other assets	—	425

Consolidated total assets	$132,649	$148,276

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15.	Restructuring Charges

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of September 27, 2014, activities related to the Plan were complete.

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the 2013 Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. The cost of implementing the 2013 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statement of operations. Substantially all cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of September 27, 2014, activities related to the 2013 Plan were complete.

The changes in restructuring reserves associated with the Plans for the three and nine months ended September 27, 2014 and September 28, 2013 are as follows.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
	Severance and other employee-related costs
	(In thousands)
Beginning balance	$—	$—	$—	$—
Provision for restructuring reserves	—	—	288	742
Cash payments made	—	—	(288)	(742)

Ending balance	$—	$—	$—	$—

16.	Income Taxes

Intevac recorded income tax benefits of $412,000 and $662,000 for the three and nine months ended September 27, 2014, respectively. Intevac recorded income tax benefits of $17,000 and $1.2 million for the three and nine months ended September 28, 2013, respectively. The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three and nine months ended September 27, 2014 and September 28, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

17.	Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rental rates and other terms to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheets is $248,000 of deferred rent as of September 27, 2014 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. This standby letter of credit is secured with $1.0 million of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was $996,000 and $2.8 million for the three and nine months ended September 27, 2014, respectively.

As of September 27, 2014, future minimum lease payments are as follows.

(In thousands)
2014	$207
2015	3,187
2016	3,092
2017	2,644
2018	2,630
Thereafter	15,149

$26,909

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table presents certain significant measurements for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$14,757	$19,115	$(4,358)	$46,488	$49,081	$(2,593)
Gross profit	$4,815	$6,895	$(2,080)	$14,836	$14,237	$599
Gross margin percent	32.6%	36.1%	(3.5) points	31.9%	29.0%	2.9 points
Net loss	$(3,559)	$(2,745)	$(814)	$(13,087)	$(17,421)	$4,334
Loss per diluted share	$(0.15)	$(0.11)	$(0.04)	$(0.55)	$(0.73)	$0.18

Net revenues decreased for the third quarter of fiscal 2014 compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and lower Photonics’ contract research and development (“R&D”), offset in part by higher Photonics’ product sales. Intevac recognized revenue on one 200 Lean® system in the third quarter of 2013 and did not recognize revenue on any 200 Lean systems in the third quarter of 2014. The net loss for the third quarter of fiscal 2014 increased compared to the same period in the prior year due to lower revenues and lower gross margins, offset in part by lower operating expenses as a result of cost reduction efforts. Lower operating expenses for the third quarter fiscal 2013 reflected costs recovered under a non-recurring engineering (“NRE”) arrangement.

Net revenues decreased for the first nine months for fiscal 2014 compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and lower Photonics’ contract R&D, offset in part by higher Photonics’ product sales. Intevac recognized revenue on one 200 Lean system in both the first nine months of fiscal 2014 and first nine months of fiscal 2013. The net loss for the first nine months of fiscal 2014 decreased compared to the same period in the prior year due to higher gross margins and lower operating expenses as a result of cost reduction efforts and curtailed R & D spending, offset in part by lower revenues and increased costs associated with a contested Board of Directors election.

In the remainder of fiscal 2014, Intevac expects that demand for and growth in hard disk media will increase modestly compared to 2013, but this demand will not exceed the existing production capacity during 2014. The Company expects that shipments of Intevac equipment to hard disk drive manufacturers will be lower than 2013. In 2014, Intevac expects higher sales of new thin-film equipment products. For fiscal 2014, Intevac expects that Photonics business levels will increase approximately 30% from 2013 as Photonics delivers production shipments of the pilot night vision system for the Apache helicopter.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” and “Night Port™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
Equipment	$3,375	$11,760	$(8,385)	$16,184	$26,293	$(10,109)
Photonics
Products	$8,918	$4,231	$4,687	$21,468	$11,818	$9,650
Contract R&D	2,464	3,124	(660)	8,836	10,970	(2,134)

	11,382	7,355	4,027	30,304	22,788	7,516

Total net revenues	$14,757	$19,115	$(4,358)	$46,488	$49,081	$(2,593)

Equipment revenue for the three months ended September 27, 2014 decreased compared to the same period in the prior year as a result of lower sales of disk sputtering systems, technology upgrades, and spare parts. During the third quarter of 2014 Intevac recognized revenue on disk equipment technology upgrades, and spare parts. During the third quarter of 2013 Intevac recognized revenue on one 200 Lean system, disk equipment technology upgrades, and spare parts. Equipment revenue for the nine months ended September 28, 2013 decreased over the same period in the prior year as a result of lower sales of disk lubrication systems, technology upgrades and spare parts. Equipment revenue for the nine months ended September 27, 2014 included revenue recognition for one 200 Lean system, upgrades and spare parts. Equipment revenue for the nine months ended September 28, 2013 included revenue recognition for one 200 Lean system, one solar implant ENERGi™ system, AccuLuber systems, upgrades and spare parts.

Photonics revenue for the three and nine month periods ended September 27, 2014 increased over the same periods in the prior year as a result of increased product sales offset in part by lower contract R&D work. The decrease in contract R&D revenue was the result of completion of the program to design the Apache pilot night viewing system during mid-2013. The increase in product sales resulted from the transition to production deliveries for the Apache pilot night viewing camera at the end of 2013. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

Backlog

	September 27, 2014	December 31, 2013	September 28, 2013
	(In thousands)
Equipment	$12,797	$13,565	$19,759
Photonics	31,146	46,319	50,988

Total backlog	$43,943	$59,884	$70,747

Equipment backlog at September 27, 2014 included one 200 Lean system, one PV deposition system and one PVD touch screen cover glass coating system. Equipment backlog at December 31, 2013 included one 200 Lean system and one PV deposition system. Equipment backlog at September 28, 2013 included two 200 Lean systems. Photonics backlog at September 27, 2014 includes $24.3 million in revenue that will be earned in one year and $6.8 million in revenue that will be earned beyond one year.

Revenue by geographic region

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
United States	$10,810	$7,306	$3,504	$36,162	$24,352	$11,810
Asia	2,853	10,127	(7,274)	7,270	20,495	(13,225)
Europe	1,094	1,682	(588)	3,056	4,234	(1,178)

Total net revenues	$14,757	$19,115	$(4,358)	$46,488	$49,081	$(2,593)

International sales include products shipped to overseas operations of U.S. companies. The increase in U.S. sales in 2014 versus 2013 was primarily due to delivery of a 200 Lean system to a U.S. customer, higher camera sales and the initial production shipments of the pilot night vision camera for the Apache helicopter. The decrease in sales to the Asia region in 2014 versus 2013 was primarily due to lower net revenues from 200 Lean and solar implant systems, disk lubrication systems and technology upgrades. The decrease in sales to the Europe region in 2014 versus 2013 was primarily due to lower sales of Photonics’ digital night-vision cameras for rifle sights to a NATO customer.

Gross profit

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands, except percentages)
Equipment gross profit	$(322)	$4,664	$(4,986)	$1,995	$7,218	$(5,223)
% of Equipment net revenues	(9.5)%	39.7%		12.3%	27.4%
Photonics gross profit	$5,137	$2,231	$2,906	$12,841	$7,019	$5,822
% of Photonics net revenues	45.1%	30.3%		42.4%	30.8%
Total gross profit	$4,815	$6,895	$(2,080)	$14,836	$14,237	$599
% of net revenues	32.6%	36.1%		31.9%	29.0%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was (9.5)% in the three months ended September 27, 2014 compared to 39.7% in the three months ended September 28, 2013 and was 12.3% in the nine months ended September 27, 2014 compared to 27.4% in the nine months ended September 28, 2013. The lower gross margin for the three months ended September 27, 2014 was due primarily to lower systems and spares shipments and lower factory utilization. The lower gross margin for the nine months ended September 27, 2014 was due primarily to lower revenues and lower factory utilization, offset in part by lower factory costs as a result of cost containment efforts, lower inventory provisions and the lower system margin on the first solar implant ENERGi system for which revenue was recognized in second quarter of 2013. Gross margins in the Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 45.1% in the three months ended September 27, 2014 compared to 30.3% in the three months ended September 28, 2013 and was 42.4% in the nine months ended September 27, 2014 compared to 30.8% in the nine months ended September 28, 2013. The higher gross margin for the three months ended September 27, 2014 was due to higher margins on both products and contract R&D, lower warranty provisions and improved sensor yields, offset in part by higher inventory provisions. The higher gross margin for the nine months ended September 27, 2014 was due to higher margins on both products and contract R&D, lower warranty costs, lower inventory provisions and improved sensor yields. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
Research and development expense	$3,986	$4,250	$(264)	$12,817	$16,192	$(3,375)

Research and development spending decreased in Equipment during the three and nine month periods ended September 27, 2014 as compared to the same periods in the prior year. The decrease in Equipment spending during the three and nine month periods ended September 27, 2014 was due primarily to decreased PV development, offset in part by costs recovered under a NRE arrangement during fiscal 2013. Photonics research and development spending during the three and nine month periods ended September 27, 2014 was down compared to the same periods in the prior year due to engineering efforts incurred in 2014 associated with manufacturing transition costs which were included in cost of net revenues. Photonics research and development spending during the first nine months of fiscal 2013 included costs from DeltaNu which did not re-occur in the first nine months of fiscal 2014 as DeltaNu was sold on March 29, 2013. Research and development expenses do not include costs of $1.9 million and $6.3 million for the three and nine months ended September 27, 2014 respectively, or $2.5 million and $8.6 million for the three and nine months ended September 28, 2013, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,913	$5,627	$(714)	$16,074	$16,834	$(760)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. The decrease in selling, general and administrative spending in the three months ended September 27, 2014 was primarily the result of lower variable compensation program expense and savings from cost reduction initiatives, lower charges associated with the change in the fair value of the contingent consideration obligations related to the SIT acquisition, offset in part by higher equity compensation expense. The decrease in selling, general and administrative spending in the nine months ended September 27, 2014 was primarily the result of lower variable compensation program expense and savings from cost reduction initiatives, offset in part by increased professional service costs associated with a contested Board of Directors election and higher equity compensation expense. Higher equity compensation expense for all periods presented was primarily due to the 2014 annual bonus for participants in the Company’s annual incentive plan which will be settled with RSUs with one year vesting.

Cost reduction plans

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the Plan was $288,000 of which $43,000 was reported under cost of net revenues and $245,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of September 27, 2014, activities related to the Plan were complete.

During the first quarter of fiscal 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the workforce was reduced by 18 percent. During the first half of 2013, Intevac recognized employee-related costs of $742,000 of which $315,000 was reported under cost of net revenues and $427,000 was reported under operating expenses in connection with the 2013 Plan. All cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of September 27, 2014, activities related to the 2013 Plan were complete.

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

Interest income and other, net

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
Interest income and other, net	$113	$220	$(107)	$306	$392	$(86)

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Income tax benefit

	Three months ended			Nine months ended
	September 27, 2014	September 28, 2013	Change over prior period	September 27, 2014	September 28, 2013	Change over prior period
	(In thousands)
Income tax benefit	$412	$17	$395	$662	$1,184	$(522)

Intevac recorded income tax benefits of $412,000 and $662,000 for the three and nine months ended September 27, 2014, respectively. Intevac recorded income tax benefits of $17,000 and $1.2 million for the three and nine months ended September 28, 2013, respectively. The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three and nine months ended September 27, 2014 and September 28, 2013 due to having full valuation allowances on the U.S. deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At September 27, 2014, Intevac had $70.7 million in cash, cash equivalents, and investments compared to $81.4 million at December 31, 2013. During the first nine months of 2014, cash, cash equivalents and investments decreased by $10.7 million due primarily to cash used by operating activities, repurchases of common stock, purchases of fixed assets and increases in restricted cash partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	September 27, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$21,714	$20,121
Short-term investments	32,773	48,975
Long-term investments	16,253	12,318

Total cash, cash equivalents and investments	$70,740	$81,414

Operating activities used cash of $2.0 million during the first nine months of 2014 and of $8.3 million during the first nine months of 2013. The decrease in cash used by operating activities was due primarily to a smaller net loss and to reductions in working capital during the first nine months of 2014, offset in part by the payment of annual bonuses.

Accounts receivable totaled $9.4 million at September 27, 2014, compared to $15.0 million at December 31, 2013. The decrease of $5.6 million in the receivable balance was due primarily to decreased revenue levels and improved collections. Total net inventories increased slightly to $23.1 million at September 27, 2014, compared to $22.8 million at December 31, 2013. Accounts payable increased to $4.6 million at September 27, 2014 compared to $4.0 million at December 31, 2013 primarily due to an accrual of $416,000 for unsettled trades for the stock repurchase program at September 27, 2014. Accrued payroll and related liabilities decreased to $4.3 million at September 27, 2014 compared to $5.0 million at December 31, 2013. Other accrued liabilities increased to $6.3 million at September 27, 2014 compared to $3.3 million at December 31, 2013 primarily due to $4.3 million in deferred revenue at September 27, 2014 associated with two completed systems at customer sites that are undergoing installation and acceptance testing. Customer advances decreased to $1.8 million at September 27, 2014 compared to $3.7 million at December 31, 2013.

Investing activities generated cash of $8.5 million during the first nine months of 2014. Proceeds from sales of investments net of purchases totaled $11.7 million. Intevac is required to maintain a standby letter of credit for $1.0 million for the Santa Clara, California campus lease. This standby letter of credit is secured with $1.0 million of restricted cash. Capital expenditures for the nine months ended September 27, 2014 were $2.3 million.

Financing activities in the first nine months of 2014 used cash of $4.9 million. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash $2.2 million. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $7.1 million for the nine months ended September 27, 2014.

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

As of September 27, 2014, approximately $10.6 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.0 million to $1.5 million in capital expenditures during the remainder of 2014.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of September 27, 2014:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(In thousands)
Operating lease obligations	$26,909	$207	$6,279	$5,274	$15,149
Purchase obligations and commitments [1]	7,605	7,605	—	—	—
Other long-term liabilities [2,4]	326	326	—	—	—

Total [3,4]	$34,840	$8,138	$6,279	$5,274	$15,149

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $99,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the condensed consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2013 Form 10-K. Management believes that there has been no significant change during the nine months ended September 27, 2014 to the items identified as critical accounting policies in Intevac’s 2013 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at September 27, 2014.

	2014	2015	2016	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$14,330	—	—	$14,330	$14,330
Weighted-average rate	0.03%	—	—
Short-term investments
Fixed rate amounts	$10,105	$18,641	—	$28,746	$28,767
Weighted-average rate	0.95%	2.85%	—
Variable rate amounts	$4,005	—	—	$4,005	$4,006
Weighted-average rate	0.76%	—	—
Long-term investments
Fixed rate amounts	—	$3,002	$13,254	$16,256	$16,253
Weighted-average rate	—	2.07%	0.76%
Total investment portfolio	$28,440	$21,643	$13,254	$63,337	$63,356

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The notional amount of Company’s foreign currency derivatives was $601,000 at September 27, 2014.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 27, 2014, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011, 2012, 2013, and through the first nine months of 2014 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. We believe that our sales will continue to be depressed through 2014.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and cell phone cover lens markets. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Eteris, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Exelis and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Intevac will need to generate approximately $54.5 million of taxable income in Singapore in order to fully realize the foreign deferred tax assets recorded as of September 27, 2014. If our expectations of future income are incorrect, we could be required to establish additional valuation allowance against some or all of the entire remaining deferred tax assets which are attributable to our Singapore operation.

Beginning in 2007, Intevac benefitted from a tax holiday in Singapore which was scheduled to expire at the end of 2015. The tax holiday provided a lower income tax rate on income from certain technology, so long as certain thresholds of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax holiday effective January 1, 2013 by the Singapore tax authority. This request for early termination of the holiday was due to business conditions in the hard disk business, which would not allow Intevac to meet the required thresholds. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Failure to meet the terms of the early termination could result in a claw back by the Singapore government of tax benefits received in previous years. A claw back of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

The following table provides information as of September 27, 2014 with respect to the shares of common stock repurchased by Intevac during the third quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
Month #1
June 29, 2014 to July 26, 2014	320	$7.19	$2,313	320	$24,530
Month #2
July 27, 2014 to August 23, 2014	214	$6.53	$1,409	214	$23,121
Month #3
August 24, 2014 to September 27, 2014	333	$6.83	$2,285	333	$20,836

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Change in Control Agreement with Jay Cho dated December 10, 2013. +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: October 28, 2014

	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2014

	By:	/s/ CHARLES EDDY
Charles Eddy
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)