Form 10-K
period 2015-01-03
INTEVAC INC
filed 2015-02-18
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 28, 2014, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, was approximately $ 105,633,087 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 12, 2015, 23,300,170 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Intevac’s business consists of two reportable segments:

Equipment: Intevac is a leader in the design and development of high-productivity, thin-film processing systems. Our production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties. Intevac is the market and technology leader in the hard drive industry, with our systems processing approximately 60% of all magnetic disk media produced worldwide. Our high-performance, high-throughput technology solutions continue to expand into additional markets—including solar photovoltaic (“PV”) and adjacent thin-film deposition applications.

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

Hard disk drives are a primary storage medium for digital data including on-line, “cloud” storage, and near-line applications and are used in products and applications such as personal computers, enterprise data storage, and video players and video game platforms. Intevac believes that hard disk drive media shipments will continue to grow over time, driven by growth in digital storage, by the slowing of areal density improvements, by the refresh of personal computers for new operating and application software, by the proliferation of personal computers into emerging economies, and by new and emerging applications. Continued growth in the amount of digital data stored and the slowing in areal density improvements are key factors in determining the demand for magnetic disks used in hard disk drives.

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

Intevac’s 200 Lean systems began shipping in 2003 with the installed base of 200 Lean systems reaching more than 150 systems by the end of 2014. Intevac estimates that approximately 90% of the installed base is used in production with the balance used for research and development.

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

Non-System Business

Intevac also provides technology upgrades, spare parts and consumables, installation, maintenance and repair services to Intevac’s system customers. Intevac continues to develop and market new upgrades to its installed base that support the continued growth in areal density or improve the manufacturing cost per disk. Non-system business as a percentage of Equipment revenues was 78% in 2012, 60% in 2013, and 49% in 2014.

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

Energy generated from solar amounts to less than 1% of electricity generated in the world today. The market for solar energy is expected to grow from 48 gigawatts in 2014 to 58 gigawatts in 2015. Today the manufacturing capacity for the production of solar cells is approaching parity after several years of excess capacity.

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

Solar Manufacturing Products

Solar Cell Processing Systems

Intevac offers vacuum process manufacturing solutions for c-Si applications. Intevac’s platform is a fully-automated high-productivity process equipment solution enabling low-cost solar cell manufacturing and high cell efficiency.

Intevac has developed two vacuum process application technologies for solar cell manufacturing: for deposition of thin films and for doping by ion implant. Intevac’s products include the INTEVAC MATRIX™ physical vapor deposition (“PVD”) system and the ENERGi™ ion implant system. Intevac’s ENERGi ion implantation system is based upon technology developed by Solar Implant Technologies, Inc. (“SIT”) which was acquired by Intevac in November 2010. These systems are designed to run at high throughput and can be integrated into new or existing solar processing lines.

INTEVAC MATRIX PVD

PVD is a process used in multiple steps in the manufacturing of solar cells such as for electrical contacts, conductor layers, reflective layers, and dielectric films all of which are critical to the efficiency of solar cells. The INTEVAC MATRIX PVD system can deposit all of these layers for a variety of c-Si PVD applications.

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

Display Cover Panel Market

Intevac is developing equipment to deposit optical quality diamond-like carbon (“DLC”) protective coatings on touch screen display cover panels.

Touch panel displays are found in products including smartphones, tablets, wearable devices, notebook PCs, gaming systems, cameras, automotive navigation systems and digital signage. In 2014 approximately 1.3 billion mobile phones and 310 million tablet PCs were shipped. Product designers in these markets are increasingly looking to advanced surface coatings to improve display readability (anti-reflective coatings and anti-smudge coatings) as well as overall product durability.

Display Cover Panel Product

INTEVAC VERTEX™

VERTEX is Intevac’s vertical PVD system designed for deposition of such films as DLC, silicon oxide and niobium oxide on glass substrates. VERTEX provides single-substrate processing, semi-automated substrate load and unload, reduced footprint, high throughput and low cost of ownership. Intevac developed and introduced the VERTEX system to deposit optical grade DLC on display cover panels leveraging technology from its HDD 200 Lean deposition system. One of the most critical films in the HDD manufacturing process is the carbon overcoat film. Intevac shipped its first VERTEX development system in the third quarter of 2014.

Adjacent Markets Product

INTEVAC MATRIX

During 2014, Intevac introduced, MATRIX, a substrate-independent platform which can be used for multiple thin-film applications for the vacuum coating industry. MATRIX is a versatile platform which can accommodate multiple thin-film deposition technologies such as PVD and CVD. MATRIX features include: fully integrated automation for precise small substrate handling, high speed transport, carrier technology and unique vacuum loadlock system for high throughput, and an integrated substrate inverter system for double sided coating without breaking vacuum. Intevac shipped its first MATRIX system in the third quarter of 2014 to a solar customer for a PVD application.

Semiconductor Equipment Market

Prior to January 2012, Intevac designed, manufactured and marketed vacuum wafer-handling automation equipment to the semiconductor manufacturing industry. In January 2012, Intevac divested the semiconductor mainframe technology and sold certain assets comprising its semiconductor mainframe technology.

Photonics Segment

Photonics Market

Photonics develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of extreme low-light images. These products incorporate high resolution digital image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS® (Electron Bombarded Active Pixel Sensor) technology.

Photonics products primarily address the high performance military night-vision market. Key applications provide digital imagery in extremely low-light level conditions. Intevac provides these products for military aircraft including the U.S. Army AH-64 Apache Attack Helicopter and the F-35 Joint Strike Fighter. Additionally, the Company is developing applications to address ground vehicles, and soldier head-mounted and weapon-mounted applications.

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

Helicopter Pilotage

Intevac offers a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is gimbal-mounted on the Apache helicopter. The low-light level digital video is then viewable by the helicopter pilot on a head mounted display enabling the pilot to have enhanced night vision and allowing the aircrew to view multiple aircraft-mounted sensor information. In addition the U.S. Navy has funded a High Resolution Digital Night Vision Goggle development program incorporating the latest a 4.0 mega-pixel resolution EBAPS module for aviation applications.

Fixed Wing Aircraft Pilotage

Intevac offers night-vision cameras with a 2.0 mega-pixel resolution EBAPS module which is integrated with the F-35 fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information.

Long-Range Target Identification

Intevac offers the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared camera for long range military night time surveillance systems that can identify targets at distances of up to twenty kilometers. Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by major defense contractors.

Soldier Mobility

Both the U.S. Army and Special Operations Command sponsored programs to develop binocular night vision goggles incorporating digitally fused low-light level and thermal image sensors. Both head-mounted digital imaging systems will allow low-light level and thermal imagery to be viewed individually or to be overlaid.

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

Backlog

Intevac’s backlog of orders at January 3, 2015 was $48.4 million, as compared to $59.9 million at December 31, 2013. Backlog at January 3, 2015 consisted of $17.7 million of Equipment backlog and $30.7 million of Photonics backlog. Backlog at December 31, 2013 consisted of $13.6 million of Equipment backlog and $46.3 million of Photonics backlog. Backlog at January 3, 2015 includes one 200 Lean system, one PV deposition system, one PV implant system and one PVD display cover panel coating system. Backlog at December 31, 2013 included one 200 Lean system and one PV deposition system. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2014, 2013, and 2012.

	2014	2013	2012
U.S. Government	32%	*	10%
HGST	17%	*	*
Seagate Technology	15%	37%	51%
Northrop Grumman	*	11%	*

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 21% of revenue in fiscal 2014, 53% of revenue in fiscal 2013, and 63% of revenue in fiscal 2012. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Seagate, Western Digital and HGST. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. Intevac faces competition in the display cover panel market from glass manufacturers that may develop scratch resistant glass, from touchscreen manufacturers that may adopt harder substrate materials, or from other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including optical DLC. These competitors may have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, Exelis and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac expects that other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS Technologies, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins and Vuzix, both of which can offer cost-competitive products.

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

Sales of Raman spectroscopy instruments were made through a combination of direct sales, distributors and value added resellers.

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

Intevac invested $15.8 million (24.2% of net revenue) in fiscal 2014, $21.0 million (30.2% of net revenues) in fiscal 2013, and $31.8 million (38.1% of net revenues) in fiscal 2012 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 26.0% of net revenues on product development and engineering over the last five years.

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

Employees

At January 3, 2015, Intevac had 271 employees, including 6 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 17, 2015 is listed below:

Name	Age	Position
Executive Officers:
Norman H. Pond	76	Chairman of the Board
Wendell T. Blonigan	53	President and Chief Executive Officer
James Moniz	57	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Andres Brugal	57	Executive Vice President and General Manager, Photonics
Jay Cho	50	Executive Vice President and General Manager, Thin-Film Equipment
Christopher Smith	55	Vice President, Business Development
Michael Russak	68	Executive Advisor

Other Key Officers:
Babak Adibi	60	Vice President and General Manager, Solar Implant
Verle Aebi	60	Chief Technology Officer, Photonics
James Birt	50	Vice President, Manufacturing and Customer Support, Equipment Products
Terry Bluck	55	Vice President, Technology, Equipment Products
Kimberly Burk	49	Vice President, Human Resources
Timothy Justyn	52	Vice President of Operations, Photonics

Mr. Pond is a founder of Intevac and has served as Chairman of the Board since February 1991. He has also served as President and Chief Executive Officer of the Company. Before joining Intevac, from 1988 to 1990, Mr. Pond served as President and Chief Operating Officer of Varian Associates, Inc. (“Varian”), a publicly held manufacturer of semiconductor, communication, defense and medical products where he was responsible for overall management of Varian’s operations. From 1984 to 1988, Mr. Pond was President of Varian’s Electron Device and Systems Group and became a Director of Varian in 1986. Prior to joining Varian, Mr. Pond was employed by Teledyne, a diversified electronics company, from 1963 to 1984 where he served in various positions, including Group Executive. Mr. Pond holds a BS in Physics from the University of Missouri at Rolla and a MS in Physics from the University of California at Los Angeles.

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

Mr. Moniz joined Intevac as Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary in November 2014. Mr. Moniz previously served as the Chief Financial Officer of Nanometrics, Inc. from 2009 until his retirement in 2011. During 2008, Mr. Moniz was the Chief Financial

Officer at Photon Dynamics, Inc. From 2000 until 2008, Mr. Moniz served as the Chief Financial Officer at Nextest Systems Corporation. Prior to Nextest, Mr. Moniz held senior financial management positions at Millennia Vision Corporation, Lockheed Martin Corporation, Loral Corporation and Varian Associates. Mr. Moniz holds an MBA, a BS in accounting and a BS in marketing from San Jose State University.

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

Mr. Cho joined Intevac in January 2014 and currently serves as Executive Vice President and General Manager, Thin-Film Equipment. Prior to joining Intevac, Mr. Cho was President, Chief Executive Officer and Co-Founder of REEnewal Corporation. From 2006 to 2011, Mr. Cho served as Vice President / General Manager of the Tester and Repair Business Units of Orbotech LTD. From 2005 to 2006, Mr. Cho served as Vice President, Product Development at Metara Inc. From 1992 to 2005, Mr. Cho held various management positions at Novellus Systems, Inc. Prior to Novellus, Mr. Cho worked for Digital Equipment Corporation and Intermec Corporation. Mr. Cho holds a BS in electrical engineering from Washington State University and MBA from University of Phoenix.

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

Mr. Justyn has served as Vice President of Operations, Photonics from October 2008. Mr. Justyn served as Vice President, Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

Trademarks

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™” and “INTEVAC VERTEX™”.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2014 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. We believe that our sales will continue to be depressed through 2015.

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

We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We do not enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and cell phone cover glass markets. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

We booked significant tax benefits in 2008, 2009, 2011 and 2013 based on our belief that we could both carry back losses and tax credits to years Intevac paid income taxes and carry forward losses and tax credits to future years where we believed we would generate taxable income. In fiscal 2012, the Company established a $23.4 million non-cash valuation allowance against certain of its U.S. deferred tax assets based upon an evaluation of all available objectively verifiable evidence, including but not limited to the cumulative loss incurred over the three-year period ended December 31, 2012 by the Company’s U.S. operations. The Company recorded valuation allowance increases for the U.S. federal deferred tax asset of $4.7 million and $7.2 million, respectively for the years ended January 3, 2015 and December 31, 2013. In fiscal 2014, based on a similar evaluation, the Company established a $9.4 million non-cash valuation allowance against certain of its Singapore deferred tax assets. The establishment of the non-cash valuation allowances on the Company’s U.S. and Singapore deferred tax assets did not have any impact on its cash, nor does such an allowance preclude the Company from utilizing its tax losses, tax credits or other deferred tax assets in future periods.

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

In previous years, the majority of our revenues have come from regions outside the United States. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California and Singapore and international customer support offices in Singapore, China, and Malaysia. We expect that international sales will continue to account for a significant portion of our total revenue in future years. Certain of our suppliers are also located outside the United States.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 3, 2015, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 17, 2015, there were 96 holders of record. In fiscal years 2014 and 2013, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2014:
First Quarter	$8.83	$7.26
Second Quarter	10.09	6.77
Third Quarter	8.17	6.00
Fourth Quarter	8.21	6.40
Fiscal 2013:
First Quarter	$4.97	$4.13
Second Quarter	5.66	4.30
Third Quarter	6.74	5.60
Fourth Quarter	7.95	4.97

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index. The comparison assumes $100 was invested on December 31, 2009 in Intevac Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2009 AMONG INTEVAC, NASDAQ US BENCHMARK TOTAL RETURN INDEX AND NASDAQ COMPUTER HARDWARE (SUBSECTOR) TOTAL RETURN INDEX

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	01/03/15
Intevac, Inc.	$100	$122	$65	$40	$65	$64
Nasdaq US Benchmark Total Return Index	100	118	118	137	183	206
Nasdaq Computer Hardware (Subsector) Total Return Index	100	124	130	155	183	248

Repurchases of Intevac Common Stock

The following table provides information as of January 3, 2015 with respect to the shares of common stock repurchased by Intevac during the fourth quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
Month #1
September 28, 2014 to October 25, 2014	121	$6.73	$815	121	$20,020
Month #2
October 26, 2014 to November 22, 2014	1	$7.00	$10	1	$20,010
Month #3
November 23, 2014 to January 3, 2015	—	$—	$—	—	$—

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases.

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Fiscal Year (1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Net revenues	$65,550	$69,632	$83,424	$82,974	$202,526
Gross profit	$17,433	$21,973	$34,158	$30,431	$87,672
Operating income (loss)	$(19,354)	$(17,823)	$(42,533)	$(30,741)	$31,238
Net income (loss)	$(27,445)	$(15,696)	$(55,319)	$(21,975)	$28,049
Earnings (loss) per share:
Basic	$(1.16)	$(0.66)	$(2.37)	$(0.96)	$1.26
Diluted	$(1.16)	$(0.66)	$(2.37)	$(0.96)	$1.22
At year end:
Total assets	$120,275	$148,276	$172,503	$225,821	$251,771

[1]	On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2014 year ended on January 3, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and offers high-productivity, thin-film processing systems to the PV industry and to adjacent markets for thin-film deposition applications including the display cover panel market. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives, PV cells and cell phones as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Equipment and Photonics.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products for PV solar cell manufacturing and most recently a thin-film PVD application for protective coating for display cover panel manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands, except percentages and per share amounts)
Net revenues	$65,550	$69,632	$83,424	$(4,082)	$(13,792)
Gross profit	17,433	21,973	34,158	(4,540)	(12,185)
Gross margin percent	26.6%	31.6%	40.9%	(5.0) points	(9.3) points
Net loss	(27,445)	(15,696)	(55,319)	(11,749)	39,623
Loss per diluted share	$(1.16)	$(0.66)	$(2.37)	$(0.50)	$1.71

Fiscal 2012 financial results reflected a challenging environment as the global economic slowdown resulted in lower sales of personal computers and consumer electronic applications and lower hard drive unit shipments by hard drive manufacturers. Personal computer sales were negatively impacted by changing consumer trends toward higher usage of mobile and tablet devices. The transition to “cloud” storage also resulted in lower hard drive shipments. With hard drive unit shipments down over 2011, the Company shipped only two 200 Lean systems for capacity during 2012. In fiscal 2012, Intevac completed a customer qualification on its PV etch manufacturing product as well as delivered two beta ion implant evaluation systems that underwent qualification. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology. In fiscal 2012, Photonics business levels grew driven primarily by the recovery of the contract research and development (“R&D”) business, as several key U.S. defense programs received budgetary funding in late 2011 and Intevac was awarded a major R&D contract with the U.S. Army to develop a pilot night-vision system for the Apache helicopter. The fiscal 2012 net loss reflected slightly higher net revenues, improved gross margins, increased operating expenses from the inclusion of the $18.4 million goodwill and intangibles impairment charge and the $3.0 million write-off of a promissory note receivable and higher income tax expenses from the establishment of a $23.4 million deferred tax valuation allowance. During fiscal 2012, the Company did not record compensation expense in association with its profit sharing and executive incentive variable compensation programs as a result of being in a loss position.

Fiscal 2013 financial results reflected a continued challenging environment as the hard drive business was negatively impacted by the effects of the proliferation of tablets, the transition to centralized or “cloud” storage, and the effects of uncertain macro-economic environment conditions on demand for personal computers from consumers and corporations. The Company shipped only two 200 Lean systems for capacity during 2013. In fiscal 2013, Intevac completed a customer qualification on its solar implant ENERGi system. In fiscal 2013, Photonics business levels reflected the continued proliferation of Intevac’s technology into major military programs and the U.S. Army awarded Photonics a multi-year contract to manufacture pilot night-vision systems for the Apache helicopter. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu. The fiscal 2013 net loss reflected lower net revenues, lower gross margins, lower operating expenses and a small income tax benefit. Fiscal 2013 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2013. During fiscal 2013 the Company recorded a decrease in the liability for contingent consideration related to the SIT acquisition resulting in a gain of $3.7 million recognized in operating expenses. The adjustment in the liability was due to a change in the estimate of future product revenues in the earnout period. During fiscal 2013, the Company resumed its executive incentive variable compensation programs and recorded variable compensation expense. During fiscal 2013, the Company did not recognize an income tax benefit on the U.S. net operating loss.

Fiscal 2014 financial results reflected a continued challenging environment, although there were fundamental improvements in the markets our Equipment business serves which will affect the long-term demand for our equipment products. In the hard drive industry media unit shipments were fundamentally flat year over year, reversing a downward trend over the last few years and personal computer sales increased. These are primary drivers for demand for our hard disk drive manufacturing equipment. During fiscal 2014, our HDD customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only two 200 Lean systems to hard disk drive manufacturers during 2014. In 2014 the PV market also improved as increased consumer demand for solar panels began to offset a global oversupply of production capacity experienced by solar cell manufacturers in recent years. In 2014, Intevac continued to execute on its diversification strategy to enter into new and adjacent markets by introducing new products and shipped the first MATRIX™ PVD system for solar cell manufacturing and the first VERTEX™ development coating system for display cover panels. As of the end of fiscal 2014 these systems were undergoing installation and qualification activities. In fiscal 2014, Photonics business levels increased as Photonics delivered large scale production shipments of the pilot night vision systems for the Apache helicopter. The fiscal 2014 net loss reflected lower net revenues, lower gross margins, lower operating expenses and higher income tax expenses from the establishment of a $9.4 million deferred tax valuation allowance on the deferred tax assets in Singapore. Fiscal 2014 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2014, offset in part by increased costs associated with a contested Board of Directors election. During fiscal 2014, as part of an effort to lower cash expenditures but to continue to reward employees for their hard work, the Company modified certain executive incentive variable compensation programs to be settled in restricted stock units with a one year vesting and as a result recorded lower variable compensation expense. During fiscal 2014, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

In fiscal 2015, although Intevac expects positive growth for media unit shipments, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand and the Company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2014. In 2015, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for display cover panels and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2015, Intevac expects that Photonics business levels will be about the same levels as 2014 as Photonics continues to deliver production shipments of the pilot night vision systems for the Apache helicopter.

Results of Operations

Net revenues

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Equipment	$25,290	$39,135	$52,538	$(13,845)	$(13,403)
Photonics
Products	29,173	16,053	15,131	13,120	922
Contract R&D	11,087	14,444	15,755	(3,357)	(1,311)

	40,260	30,497	30,886	9,763	(389)

Total net revenues	$65,550	$69,632	$83,424	$(4,082)	$(13,792)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks and PV cells, and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The decrease in Equipment revenues in fiscal 2014 versus fiscal 2013 was due primarily to a decrease in revenue recognized on technology upgrades and spare parts. The decrease in Equipment revenues in fiscal 2013 versus fiscal 2012 was due primarily to a decrease in revenue recognized on disk lubrication systems, technology upgrades and spare parts. Intevac delivered two 200 Lean systems in each of fiscal 2014, 2013 and 2012.

During fiscal 2013 Intevac recognized revenue on its first solar implant ENERGi system. During fiscal 2012 Intevac recognized revenue on an etch system for PV applications. During the first quarter of 2012, Intevac discontinued offering products to the semiconductor industry and sold certain assets which comprised its semiconductor mainframe technology.

Photonics revenues increased by 32.0% to $40.3 million in fiscal 2014 versus fiscal 2013 and decreased by 1.3% to $30.5 million in fiscal 2013 versus fiscal 2012. Contract R&D revenue in fiscal 2014 and fiscal 2013 decreased sequentially as a result of a lower volume of contracts as Intevac completed its major contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter. Contract R&D revenue in fiscal 2012 reflected a higher volume of contracts related to two large U.S. government defense programs and due to the continued expansion of Intevac’s low-light camera and sensor products in military applications.

Photonics product revenue increased in fiscal 2014 as a result of the transition to large scale production deliveries for the Apache pilot night vision camera at the end of 2013. Photonics product revenue increased in fiscal 2013 as a result of higher sales levels of low-light camera modules. Photonics product revenue in fiscal 2012 reflected lower sales of low-light camera modules and a lower level of shipment volumes for long-range imaging products. Fiscal 2013 and 2012 product revenues reflected lower sales of Raman spectroscopy products. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products. In 2015, Photonics revenue is expected to be about the same level as in 2014. Substantial growth in future Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers and obtaining production subcontracts for these programs.

Backlog

	January 3, 2015	December 31, 2013
	(in thousands)
Equipment	$17,743	$13,565
Photonics	30,683	46,319

Total backlog	$48,426	$59,884

Equipment backlog at January 3, 2015 includes one 200 Lean system, one PV deposition system, one PVD coating system for display cover panels and one PV implant system. Equipment backlog at December 31, 2013 included one 200 Lean system and one PV deposition system.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2014, 2013, and 2012.

	2014	2013	2012
U.S. Government	32%	*	10%
HGST	17%	*	*
Seagate Technology	15%	37%	51%
Northrop Grumman	*	11%	*

*	Less than 10%

The magnetic disk manufacturing industry consists of a small number of large manufacturers.

Revenue by geographic region

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
United States	$51,584	$32,534	$30,845	$19,050	$1,689
Asia	9,931	31,907	47,712	(21,976)	(15,805)
Europe	4,035	5,191	3,795	(1,156)	1,396
Rest of world	—	—	1,072	—	(1,072)

Total net revenues	$65,550	$69,632	$83,424	$(4,082)	$(13,792)

International sales include products shipped to overseas operations of U.S. companies. The increase in U.S. sales in fiscal 2014 versus fiscal 2013 was primarily due to the production shipments of the pilot night vision camera for the Apache helicopter, delivery of two 200 Lean systems to U.S. customers and higher camera sales.

The decrease in sales to the Asia region in fiscal 2014 versus fiscal 2013 was primarily due to no delivery of any 200 Lean systems to customer fabs in Asia and lower net revenues from solar implant systems, disk lubrication systems and technology upgrades. The decrease in sales to the Europe region in fiscal 2014 versus fiscal 2013 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer. The increase in U.S. sales in fiscal 2013 versus fiscal 2012 was primarily due to higher camera sales to a U.S. customer. The decrease in sales to the Asia region in fiscal 2013 versus fiscal 2012 was primarily due to lower net revenues from disk sputtering systems, disk lubrication systems and technology upgrades. The increase in sales to the Europe region in fiscal 2013 versus fiscal 2012 was primarily due to higher sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross margin

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands, except percentages)
Equipment gross profit	$167	$12,116	$23,594	$(11,949)	$(11,478)
% of Equipment net revenues	0.7%	31.0%	44.9%
Photonics gross profit	$17,266	$9,857	$10,564	$7,409	$(707)
% of Photonics net revenues	42.9%	32.3%	34.2%
Total gross profit	$17,433	$21,973	$34,158	$(4,540)	$(12,185)
% of net revenues	26.6%	31.6%	40.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Equipment gross margin was 0.7% in fiscal 2014 compared to 31.0% in fiscal 2013 and 44.9% in fiscal 2012. Fiscal 2014 gross margins declined over fiscal 2013 and fiscal 2013 gross margins declined over fiscal 2012 due primarily to lower sales of higher-margin upgrades, lower factory utilization and higher provisions for inventory reserves. Fiscal 2014 gross margins reflect a $3.1 million reserve against certain solar implant inventory, equivalent to 12.3 percentage points of margin. Fiscal 2012 higher gross margins reflected a higher mix of upgrades and spares shipments as well as higher system margins, offset in part by lower factory utilization and higher provisions for inventory reserves. Gross margins in the Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 42.9% in fiscal 2014 compared 32.3% in fiscal 2013 and 34.2% in fiscal 2012. Fiscal 2014 gross margins improved over fiscal 2013 due primarily from higher-margin product sales, cost reductions associated with digital night-vision products and warranty and higher margins on contract R&D. Fiscal 2013 gross margins declined over fiscal 2012 due primarily to lower margins on contract R&D, offset in part by higher-margin product sales and cost reductions associated with digital night-vision products and warranty. Manufacturing costs for digital night vision products decreased in fiscal 2014, 2013 and 2012 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Research and development expense	$15,832	$21,037	$31,762	$(5,205)	$(10,725)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, disk sputtering equipment and Photonics products.

Research and development spending decreased for Equipment during fiscal 2014 as compared to fiscal 2013 due primarily to lower spending on PV development and savings from cost reduction initiatives. Equipment research and development expense in both fiscal 2014 and fiscal 2013 reflected lower spending due to costs recovered under NRE arrangements. Research and development spending decreased for Equipment during fiscal 2013 as compared to fiscal 2012 due primarily to lower spending on PV development, costs recovered under a NRE arrangement and savings from cost reduction initiatives.

Research and development spending decreased for Photonics during 2014 as compared to 2013 and during 2013 as compared to 2012 due to a lower volume of development efforts. Photonics research and development spending during the first quarter of fiscal 2013 and fiscal 2012 included costs from DeltaNu which did not re-occur in fiscal 2014 as DeltaNu was sold on March 29, 2013. Research and development expenses do not include costs of $7.8 million, $11.3 million, and $11.3 million, in 2014, 2013, and 2012, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Selling, general and administrative expense	$21,205	$22,278	$25,919	$(1,073)	$(3,641)

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

Selling, general and administrative expenses decreased in 2014 over the amount spent in 2013 due primarily to lower variable compensation program expense and savings from cost reduction initiatives, offset in part by increased costs associated with a contested Board of Directors election. Selling, general and administrative expenses decreased in 2013 over the amount spent in 2012 due primarily to lower equity compensation expense and savings from cost reduction initiatives offset in part, by increased accruals for variable compensation programs.

Acquisition-related (benefit), net

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Acquisition-related (benefit), net	$(250)	$(3,727)	$(219)	$3,477	$(3,508)

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

The benefits recognized during fiscal 2014 and fiscal 2013 are associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $250,000 and of $3.7 million, respectively during fiscal 2014 and fiscal 2013.

Bad debt expense

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Bad debt expense	$—	$—	$3,017	$—	$(3,017)

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

Cost reduction plans

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the Plan was $288,000 of which $43,000 was reported under cost of net revenues and $245,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of January 3, 2015, activities related to the Plan were complete.

During the first quarter of fiscal 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the Plan was substantially completed in the first half of fiscal 2013 and the workforce was reduced by 18 percent. During the first half of 2013, Intevac recognized employee-related costs of $742,000 of which $315,000 was reported under cost of net revenues and $427,000 was reported under operating expenses in connection with the 2013 Plan. All cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of January 3, 2015, activities related to the 2013 Plan were complete.

Gain (loss) on divestitures

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. The first earnout payment in the amount of $75,000 was received in the second quarter of fiscal 2014 and was reported in other income (expense), net on the consolidated statement of operations. On January 6, 2012, the Company sold certain assets, including intellectual property and residual assets, which comprised its semiconductor mainframe technology for $3.0 million in cash and recorded a gain of $2.2 million. See Note 8 “Divestitures” in the notes to the consolidated financial statements for additional information related to the gain (loss) on divestitures.

Interest income and other, net

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Interest income and other, net	$337	$405	$454	$(68)	$(49)

Interest income and other, net in fiscal 2014 included $179,000 of interest income on investments and $75,000 earnout income from a divestiture and $11,000 of foreign currency gains. Interest income and other, net in 2013 included $279,000 of interest income on investments and a gain of $153,000 related to the sale of fixed assets partially offset by $36,000 of foreign currency losses. Interest income and other, net in 2012 included $806,000 of interest income on investments partially offset by $381,000 in realized losses on the sale of Auction Rate Securities (“ARS”) and $78,000 of foreign currency losses. The decreases in interest income in 2014 and 2013 were driven by lower invested balances and lower interest rates on Intevac’s investments.

Provision for (benefit from) income taxes

	Fiscal Year
	2014	2013	2012	Change 2014 vs. 2013	Change 2013 vs. 2012
	(in thousands)
Provision for (benefit from) income taxes	$8,428	$(1,722)	$13,240	$10,150	$(14,962)

Intevac’s effective income tax rate was (44.3%) for fiscal 2014, 9.9% for fiscal 2013, and (31.5%) for fiscal 2012. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2014 and 2013, valuation allowance increases of $4.7 million and $7.2 million, respectively for the U.S. federal deferred tax asset were recorded.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At January 3, 2015, Intevac had $68.6 million in cash, cash equivalents, and investments compared to $81.4 million at December 31, 2013. During fiscal 2014, cash, cash equivalents and investments decreased by $12.8 million due primarily to cash used by operating activities, repurchases of common stock, purchases of fixed assets and increases in restricted cash partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	January 3, 2015	December 31, 2013
	(in thousands)
Cash and cash equivalents	$21,482	$20,121
Short-term investments	29,598	48,975
Long-term investments	17,542	12,318

Total cash, cash-equivalents and investments	$68,622	$81,414

Cash used by operating activities totaled $2.8 million in 2014 and $9.0 million in 2013. Improved operating cash flow in 2014 was a result of lower levels of working capital, offset in part by a higher net loss adjusted to exclude the effect of non-cash charges including deferred taxes, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration, and equity-based compensation. Intevac continues to carefully manage working capital.

Accounts receivable totaled $12.1 million at January 3, 2015 compared to $15.0 million at December 31, 2013. The number of days outstanding for Intevac’s accounts receivable was 56 at January 3, 2015 compared to 64 at December 31, 2013. Net inventories totaled $19.2 million at January 3, 2015 compared to $22.8 million at December 31, 2013. Inventory turns were 1.9 in both fiscal 2014 and fiscal 2013. Accounts payable totaled $4.6 million at January 3, 2015 compared to $4.0 million at December 31, 2013. Other accrued liabilities increased to $8.3 million at January 3, 2015 compared to $3.3 million at December 31, 2013. Other accrued liabilities at January 3, 2015 includes $4.3 million of deferred revenue associated with two completed systems at customer sites that are undergoing installation and acceptance testing and an accrual of $2.1 million for unsettled trades for purchases of investments at January 3, 2015. Customer advances decreased from $3.7 million at December 31, 2013 to $2.6 million at January 3, 2015.

Investing activities generated cash of $10.1 million in 2014, $4.6 million in 2013, and $21.9 million in 2012. Proceeds from sales and maturities of investments, net of purchases, totaled $15.5 million in 2014, $5.7 million in 2013, and $22.1 million in 2012. Intevac is required to maintain a standby letter of credit for $1.0 million for the Santa Clara, California campus lease. This standby letter of credit is secured with $1.0 million of restricted cash. Intevac pledged $780,000 of restricted cash as collateral for a banker’s guarantee on an advance payment made by a customer. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. On January 6, 2012 the Company sold certain assets which comprised its semiconductor mainframe technology for $3.0 million in cash. Capital expenditures were $3.7 million in 2014, $1.8 million in 2013, and $3.3 million in 2012.

Financing activities used cash of $5.8 million in 2014 and of $1.5 million in 2012 and generated cash of $271,000 in 2013. Financing activities for 2014 and 2013 included repurchases of common stock. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. Cash used to repurchase shares totaled $8.4 million in 2014 and $1.6 million in 2013. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.6 million in 2014, $1.9 million in 2013, and $1.9 million in 2012.

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac made payments of $2.4 million in fiscal 2011 and $3.3 million in fiscal 2012 to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and was not paid. There is no remaining contingent consideration obligation associated with the milestone agreement at January 3, 2015. In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. As of January 3, 2015, payments made associated with the revenue earnout obligation have not been significant.

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

Intevac previously held ARS that, due to their lack of liquidity, were categorized as Level 3 securities. Intevac did not hold any ARS at January 3, 2015. During 2012 Intevac sold ARS with a par value of $4.9 million, collected $4.5 million and recognized realized losses on the sales of $381,000.

As of January 3, 2015, approximately $8.2 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $6.0 million—$8.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of January 3, 2015:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$26,700	$3,206	$5,715	$5,339	$12,440
Purchase obligations and commitments [1]	8,316	8,316	—	—	—
Other long-term liabilities [2,4]	1,025	1,025	—	—	—

Total [3,4]	$36,041	$12,547	$5,715	$5,339	$12,440

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $100,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of January 3, 2015. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but were reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicated that the carrying value of an asset may not have been recoverable. For goodwill, Intevac performed a two-step impairment test. In the first step, Intevac compared the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determined the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believes these approaches generally provide the most reliable indications of fair value when the value of the operations is more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculated the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimated the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeded the carrying value of the net assets assigned to that unit, goodwill was not impaired and no further testing was performed. If the carrying value of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeded its implied fair value, Intevac would record an impairment loss equal to the difference. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its Equipment and Photonics reporting units.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at January 3, 2015.

	2015	2016	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$16,534	$—	$16,534	$16,534
Weighted-average rate	0.04%	—
Short-term investments
Fixed rate amounts	$27,586	$—	$27,586	$27,594
Weighted-average rate	2.58%	—
Variable rate amounts	$2,004	$—	$2,004	$2,004
Weighted-average rate	0.54%	—
Long-term investments
Fixed rate amounts	$—	$17,551	$17,551	$17,542
Weighted-average rate	—	1.00%
Total investment portfolio	$46,124	$17,551	$63,675	$63,674

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have maturities of approximately 30, 60, 210 and 240 days. The notional amount of Company’s foreign currency derivatives was $2.6 million at January 3, 2015 and $894,000 at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2015 and December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of January 3, 2015 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Jose, California

February 17, 2015

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	January 3, 2015	December 31, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$21,482	$20,121
Short-term investments	29,598	48,975
Trade and other accounts receivable, net of allowances of $0 at both January 3, 2015 and December 31, 2013 ..	12,087	15,037
Inventories	19,212	22,762
Prepaid expenses and other current assets	1,727	1,237

Total current assets	84,106	108,132
Property, plant and equipment, net	12,826	12,945
Long-term investments	17,542	12,318
Restricted cash	1,780	—
Intangible assets, net of amortization of $4,421 and $3,485 at January 3, 2015 and December 31, 2013, respectively	3,966	4,902
Deferred income taxes and other long-term assets	55	9,979

Total assets	$120,275	$148,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,640	$4,011
Accrued payroll and related liabilities	3,977	5,034
Other accrued liabilities	8,272	3,263
Customer advances	2,551	3,743
Deferred income taxes	5	939

Total current liabilities	19,445	16,990
Other long-term liabilities	2,200	1,715
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 23,275 and 23,767 at January 3, 2015 and December 31, 2013, respectively	23	24
Additional paid-in-capital	161,271	156,359
Treasury stock, 1,426 and 241 shares at January 3, 2015 and December 31, 2013, respectively	(9,989)	(1,688)
Accumulated other comprehensive income	619	725
Accumulated deficit	(53,294)	(25,849)

Total stockholders’ equity	98,630	129,571

Total liabilities and stockholders’ equity	$120,275	$148,276

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	January 3, 2015	December 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$54,463	$55,188	$67,669
Technology development	11,087	14,444	15,755

Total net revenues	65,550	69,632	83,424
Cost of net revenues:
Systems and components	40,284	36,356	37,932
Technology development	7,833	11,303	11,334

Total cost of net revenues	48,117	47,659	49,266
Gross profit	17,433	21,973	34,158
Operating expenses:
Research and development	15,832	21,037	31,762
Selling, general and administrative	21,205	22,278	25,919
Acquisition-related (benefit), net	(250)	(3,727)	(219)
Bad debt expense	—	—	3,017
Impairment of goodwill and intangible assets	—	—	18,419

Total operating expenses	36,787	39,588	78,898
Gain (loss) on divestitures	—	(208)	2,207

Operating loss	(19,354)	(17,823)	(42,533)
Interest income	179	279	806
Other income (expense), net	158	126	(352)

Loss before income taxes	(19,017)	(17,418)	(42,079)
Provision (benefit) for income taxes	8,428	(1,722)	13,240

Net loss	$(27,445)	$(15,696)	$(55,319)

Net loss per share:
Basic and diluted	$(1.16)	$(0.66)	$(2.37)
Weighted average shares outstanding:
Basic and diluted	23,671	23,832	23,336

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 3, 2015	December 31, 2013	December 31, 2012
	(In thousands)
Net loss	$(27,445)	$(15,696)	$(55,319)
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(35)	(41)	486
Foreign currency translation gains (losses)	(71)	(3)	13

	(106)	(44)	499
Income tax expense related to items in other comprehensive income	—	—	(144)

Other comprehensive income (loss), net of tax	(106)	(44)	355

Comprehensive loss	$(27,551)	$(15,740)	$(54,964)

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2011	23,122	$23	$146,307	—	$—	$414	$45,166	$191,910
Shares issued in connection with:
Exercise of stock options	43	—	143	—	—	—	—	143
Employee stock purchase plan	301	—	1,726	—	—	—	—	1,726
Equity-based compensation expense	—	—	3,820	—	—	—	—	3,820
Net loss	—	—	—	—	—	—	(55,319)	(55,319)
Other comprehensive income	—	—	—	—	—	355	—	355

Balance at December 31, 2012	23,466	$23	$151,996	—	$—	$769	$(10,153)	$142,635
Shares issued in connection with:
Exercise of stock options	71	—	276	—	—	—	—	276
Settlement of restricted stock units (RSUs)	23	—	—	—	—	—	—	—
Employee stock purchase plan	457	1	1,632	—	—	—	—	1,633
Shares withheld in connection with net share settlement of RSUs	(9)	—	(39)	—	—	—	—	(39)
Equity-based compensation expense	—	—	2,494	—	—	—	—	2,494
Net loss	—	—	—	—	—	—	(15,696)	(15,696)
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Common stock repurchases	(241)	—	—	241	(1,688)	—	—	(1,688)

Balance at December 31, 2013	23,767	$24	$156,359	241	$(1,688)	$725	$(25,849)	$129,571
Shares issued in connection with:
Exercise of stock options	190	—	948	—	—	—	—	948
Settlement of RSUs	72	—	—	—	—	—	—	—
Employee stock purchase plan	444	—	1,611	—	—	—	—	1,611
Shares withheld in connection with net share settlement of RSUs	(13)	—	(92)	—	—	—	—	(92)
Equity-based compensation expense	—	—	2,445	—	—	—	—	2,445
Net loss	—	—	—	—	—	—	(27,445)	(27,445)
Other comprehensive loss	—	—	—	—	—	(106)	—	(106)
Common stock repurchases	(1,185)	(1)	—	1,185	(8,301)	—	—	(8,302)

Balance at January 3, 2015	23,275	$23	$161,271	1,426	$(9,989)	$619	$(53,294)	$98,630

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2015	December 31, 2013	December 31, 2012
Operating activities
Net loss	$(27,445)	$(15,696)	$(55,319)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation & amortization	3,769	3,642	3,936
Net amortization (accretion) of investment premiums and discounts	655	900	1,316
Net loss on sale of investments	—	—	363
Impairment of goodwill and intangible assets	—	—	18,419
Amortization of intangible assets	936	876	543
Bad debt expense	—	—	3,017
Equity-based compensation	3,000	2,494	3,820
Deferred income taxes	(728)	2,229	(10,099)
Deferred income taxes valuation allowance	9,394	—	23,437
Loss (gain) on divestitures	—	208	(2,207)
Change in the fair value of acquisition-related contingent consideration	(250)	(3,727)	(219)
Loss (gain) on disposal of equipment	41	(153)	190
Changes in assets and liabilities:
Accounts receivable	2,950	4,638	(3,531)
Inventories	3,550	1,560	(8,738)
Prepaid expenses and other assets	(166)	1,211	6,089
Accounts payable	629	(439)	(378)
Accrued payroll and other accrued liabilities	2,071	(8,259)	2,492
Customer advances	(1,192)	1,550	(2,847)

Total adjustments	24,659	6,730	35,603

Net cash and cash equivalents used in operating activities	(2,786)	(8,966)	(19,716)
Investing activities
Purchase of investments	(35,703)	(37,055)	(47,199)
Proceeds from sales and maturities of investments	51,225	42,729	69,360
Proceeds from sale of DeltaNu assets	—	500	—
Proceeds from sale of mainframe technology	—	—	3,000
Proceeds from sale of equipment	13	153	—
Increase in restricted cash	(1,780)	—	—
Purchase of equipment	(3,705)	(1,772)	(3,280)

Net cash and cash equivalents provided by investing activities	10,050	4,555	21,881
Financing activities
Proceeds from issuance of common stock	2,559	1,909	1,869
Common stock repurchases	(8,392)	(1,598)	—
Payment of acquisition-related contingent consideration	—	(40)	(3,345)

Net cash and cash equivalents provided by (used in) financing activities	(5,833)	271	(1,476)
Effect of exchange rate changes on cash	(70)	—	12

Net increase (decrease) in cash and cash equivalents	1,361	(4,140)	701
Cash and cash equivalents at beginning of period	20,121	24,261	23,560

Cash and cash equivalents at end of period	$21,482	$20,121	$24,261

Cash paid (received) for:
Income taxes	$378	$108	$24
Income tax refund	$—	$(912)	$(4,608)
Non-cash investing activity
Finished goods inventory transferred to property, plant and equipment	$—	$1,551	$—

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

Change in Fiscal Year End Date

On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2014 year ended on January 3, 2015.

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds, and VRDNs, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.

Restricted Cash

Restricted cash of $1.0 million as of January 3, 2015 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition Intevac pledged $780,000 as collateral for a banker’s guarantee on an advance payment made by a customer.

Derivative Instruments and Hedging Arrangements

Foreign Exchange Exposure Management—Intevac enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Singapore dollar. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Changes in the fair value of these undesignated hedges are recognized in other income (expense), net immediately as an offset to the changes in the fair value of the asset or liability being hedged.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Business Combinations

Intevac accounts for business combinations using the acquisition method of accounting. Transaction costs are expensed as incurred. IPR&D costs are capitalized as an intangible asset. Contingent consideration is recorded as a liability at the measurement date with subsequent re-measurements recorded as an operating expense. Costs for business restructuring and exit activities related to the acquired company are included in the post-combination financial results.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and purchased intangible assets with indefinite useful lives were not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicated that the carrying value of an asset may not have been recoverable. For goodwill, Intevac performed a two-step impairment test. In the first step, Intevac compared the fair value of each reporting unit to its carrying value. Intevac’s reporting units are consistent with the reportable segments identified in Note 14, based on the manner in which Intevac operates its business and the nature of those operations. Depending on the facts and circumstances Intevac determined the fair value of each of its reporting units based upon the most appropriate valuation technique using the income approach, the market approach or a combination thereof. The income and market approaches were selected as management believed these approaches generally provided the most reliable indications of fair value when the value of the operations was more dependent on the ability to generate earnings than on the value of the assets used in the production process. Under the income approach Intevac calculated the fair value of the reporting units based on the present value of estimated future cash flows. Under the market approach Intevac estimated the fair value based on market multiples of revenue or earnings for comparable companies. Each valuation technique has advantages and drawbacks, which must be considered when applying those techniques. The income approach closely correlates to management’s expectations of future results but requires significant assumptions which can be highly sensitive. The market approach is relatively straightforward to measure, but it may be difficult to find directly comparable companies in the marketplace. If the fair value of the reporting unit exceeded the carrying value of the net assets assigned to that unit, goodwill was not impaired and no further testing was performed. If the carrying value of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then Intevac would perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of a reporting unit’s goodwill exceeded its implied fair value, Intevac would record an impairment loss equal to the difference. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its Equipment and Photonics reporting units.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2014, 2013 and 2012.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income. Net income (losses) from foreign currency transactions were $11,000, $(36,000), and $(78,000) in 2014, 2013 and 2012, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended January 3, 2015 and December 31, 2013:

	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(in thousands)
Balance at December 31, 2012	$694	$75	$769
Other comprehensive loss before reclassification	(3)	(41)	(44)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(3)	(41)	(44)

Balance at December 31, 2013	$691	$34	$725

Other comprehensive loss before reclassification	(71)	(35)	(106)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(71)	(35)	(106)

Balance at January 3, 2015	$620	$(1)	$619

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU will be effective for Intevac in the fourth quarter of fiscal 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Descriptions of Plans

Equity Incentive Plans

At January 3, 2015, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of January 3, 2015, 4.9 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of January 3, 2015, 400,000 shares remained available for issuance under the ESPP.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of recording equity-based compensation for fiscal 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Equity-based compensation by type of award:
Stock options	$1,094	$984	$2,302
RSUs	1,464	419	201
Employee stock purchase plan	442	1,091	1,317

Total equity-based compensation	$3,000	$2,494	$3,820

Tax effect on equity-based compensation	$—	$27	$870

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

	2014	2013	2012
Stock Options:
Weighted-average fair value of grants per share	$3.15	$2.49	$3.82
Expected volatility	52.12%	56.28%	63.56%
Risk free interest rate	1.39%	1.09%	0.73%
Expected term of options (in years)	4.38	4.20	4.60
Dividend yield	None	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,637,969	$8.53	4.52	$2,547,939
Options granted	534,985	$7.35
Options cancelled and forfeited	(397,605)	$10.44
Options exercised	(190,414)	$4.98
Options outstanding at January 3, 2015	2,584,935	$8.26	4.15	$1,895,817
Vested and expected to vest at January 3, 2015	2,416,921	$8.37	4.05	$1,749,778
Options exercisable at January 3, 2015	1,470,523	$9.41	3.18	$945,484

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $496,000, $49,000 and $194,000, respectively. At January 3, 2015, Intevac had $1.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.36 years.

The options outstanding and currently exercisable at January 3, 2015 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$3.91 - $ 6.55	896,836	4.65	$5.40	389,359	$5.03
$6.63 - $8.24	876,474	4.71	$7.42	359,924	$7.60
$8.43 - $22.40	811,625	3.00	$12.32	721,240	$12.68

$3.91 - $22.40	2,584,935	4.15	$8.26	1,470,523	$9.41

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 31, 2013	237,859	$5.34	1.80	$1,767,293
Granted	277,498	$7.30
Vested	(71,856)	$5.39
Cancelled	(93,072)	$6.31
Non-vested RSUs at January 3, 2015	350,429	$6.62	1.56	$2,586,166

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At January 3, 2015, Intevac had $1.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of 1.56 years.

The annual bonus for participants in the Company’s annual incentive plan for fiscal 2014 will be settled with RSUs with one year vesting issued in 2015. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at January 3, 2015, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $554,000 in fiscal 2014. At January 3, 2015, Intevac had $623,000 of total unrecognized compensation expense, net of estimated forfeitures, related to the annual incentive plan that will be recognized over the weighted average period of 0.69 years.

Performance-based RSUs (“performance-based awards”) granted to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no future compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.08	$1.63	$3.01
Expected volatility	44.00%	51.54%	62.36%
Risk free interest rate	0.11%	0.26%	0.28%
Expected term of purchase rights (in years)	0.69	1.77	1.68
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during fiscal 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(in thousands, except per share amounts)
Shares purchased	444	457	301
Weighted average purchase price per share	$3.63	$3.58	$5.73
Aggregate intrinsic value of purchase rights exercised	$1,444	$745	$304

As of January 3, 2015, Intevac had $19,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.25 years.

3. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted loss per share:

	2014	2013	2012
	(in thousands, except per share amounts)
Net loss	$(27,445)	$(15,696)	$(55,319)

Weighted-average shares – basic	23,671	23,832	23,336
Effect of dilutive potential common shares	—	—	—

Weighted-average shares – diluted	23,671	23,832	23,336

Net loss per share – basic and diluted	$(1.16)	$(0.66)	$(2.37)

Antidilutive shares based on employee awards excluded	2,113	2,579	3,008

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, restricted cash, and accounts receivable. Intevac generally invests its excess cash in money market funds, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, municipal bonds and VRDNs. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at January 3, 2015 and December 31, 2013.

	2014	2013
Seagate Technology	46%	40%
U.S. Government	13%	*
Northrop Grumman	*	11%

*	Less than 10%

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2014, 2013, and 2012.

	2014	2013	2012
U.S. Government	32%	*	10%
HGST	17%	*	*
Seagate Technology	15%	37%	51%
Northrop Grumman	*	11%	*

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2014, 2013, and 2012. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; Intevac’s success in developing both military and commercial products based on its low-light technology; and its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV and display cover panel manufacturing.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Balance Sheet Details

Balance sheet details were as follows as of January 3, 2015 and December 31, 2013:

Trade and Other Accounts Receivable, Net

Receivables consisted of the following components:

	January 3, 2015	December 31, 2013
	(in thousands)
Trade receivables and other	$10,548	$12,043
Unbilled costs and accrued profits	1,539	2,994
Less: allowance for doubtful accounts	—	—

	$12,087	$15,037

Allowance for Doubtful Accounts

The following table represents a reconciliation of the allowance for doubtful accounts for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Opening balance	$—	$—	$41
Bad debt expense	—	—	3,017
Write-offs	—	—	(3,058)

Closing balance	$—	$—	$—

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	January 3, 2015	December 31, 2013
	(in thousands)
Raw materials	$10,684	$13,005
Work-in-progress	2,299	8,196
Finished goods	6,229	1,561

	$19,212	$22,762

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

	January 3, 2015	December 31, 2013
	(in thousands)
Leasehold improvements	$15,245	$15,090
Machinery and equipment	43,141	39,938

	58,386	55,028
Less accumulated depreciation and amortization	45,560	42,083

Total property, plant and equipment, net	$12,826	$12,945

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $2.4 million at January 3, 2015 and $1.1 million at December 31, 2013.

Accounts Payable

Included in accounts payable is $254,000 and $325,000 of book overdraft at January 3, 2015 and December 31, 2013, respectively.

Other Accrued Liabilities

	January 3, 2015	December 31, 2013
	(in thousands)
Deferred revenue	$4,260	$496
Payable for pending purchase of available-for-sale marketable securities	2,059	—
Accrued product warranties	1,022	1,546
Other taxes payable	277	551
Acquisition-related contingent consideration	59	164
Other	595	506

Total other accrued liabilities	$8,272	$3,263

Other Long-Term Liabilities

	January 3, 2015	December 31, 2013
	(in thousands)
Acquisition-related contingent consideration	$1,075	$1,220
Deferred rent	861	—
Accrued product warranties	164	101
Accrued income taxes	100	394

Total other long-term liabilities	$2,200	$1,715

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill and Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	January 3, 2015			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$2,426	$693	$3,119	$2,206	$913
Purchased technology	5,148	1,875	3,273	5,148	1,159	3,989
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$4,421	$3,966	$8,387	$3,485	$4,902

Intangible assets by segment as of January 3, 2015 are as follows: Equipment; $3.5 million and Photonics; $429,000.

Total amortization expense of purchased intangibles for fiscal 2014, 2013 and 2012 was $936,000, $876,000, $543,000 respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets as of January 3, 2015, is as follows.

(in thousands)
2015	$853
2016	853
2017	756
2018	615
2019	615
Thereafter	274

$3,966

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

7. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at January 3, 2015.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on January 3, 2015 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of January 3, 2015, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of January 3, 2015. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at January 3, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands, except for percentages)
Revenue Earnout	$1,134	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.6% 20.0% - 55.0% (36.5%)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Beginning balance	$1,384	$5,151	$8,715
Changes in fair value	(250)	(3,727)	(219)
Cash payments made	—	(40)	(3,345)

Ending balance	$1,134	$1,384	$5,151

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As the earnout is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain, Intevac did not recognize the minimum earnout payments upon closing, but instead will record income in the period when the minimum earnout payments can be reasonably estimated for that period and payment is assured. The first earnout payment in the amount of $75,000 was received in fiscal 2014 and was reported in other income (expense), net on the consolidated statement of operations.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	January 3, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$4,948	$—	$—	$4,948
Money market funds	16,534	—	—	16,534

Total cash and cash equivalents	$21,482	$—	$—	$21,482
Short-term investments:
Commercial paper	$2,995	$2	$—	$2,997
Corporate bonds and medium-term notes	21,203	2	6	21,199
Municipal bonds	5,392	11	1	5,402

Total short-term investments	$29,590	$15	$7	$29,598
Long-term investments:
Corporate bonds and medium-term notes	$6,266	$1	$4	$6,263
Municipal bonds	2,290	—	8	2,282
U.S. treasury and agency securities	8,995	3	1	8,997

Total long-term investments	$17,551	$4	$13	$17,542

Total cash, cash equivalents, and investments	$68,623	$19	$20	$68,622

	December 31, 2013
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$5,819	$—	$—	$5,819
Money market funds	14,302	—	—	14,302

Total cash and cash equivalents	$20,121	$—	$—	$20,121
Short-term investments:
Commercial paper	$1,998	$1	$—	$1,999
Corporate bonds and medium-term notes	27,181	13	3	27,191
Municipal bonds	6,108	4	—	6,112
U.S. treasury and agency securities	13,506	7	—	13,513
VRDNs	160	—	—	160

Total short-term investments	$48,953	$25	$3	$48,975
Long-term investments:
Corporate bonds and medium-term notes	$8,811	$12	$—	$8,823
Municipal bonds	3,495	2	2	3,495

Total long-term investments	$12,306	$14	$2	$12,318

Total cash, cash equivalents, and investments	$81,380	$39	$5	$81,414

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of available-for-sale securities at January 3, 2015 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$45,121	$45,129
Due after one through two years	18,554	18,545

	$63,675	$63,674

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of January 3, 2015.

	January 3, 2015
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds and medium-term notes	$15,869	$10	$—	$—
Municipal bonds	3,281	9	—	—
U.S. treasury and agency securities	1,999	1	—	—

	$21,149	$20	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of January 3, 2015.

	Fair Value Measurements at January 3, 2015
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$16,534	$16,534	$—
U.S. treasury and agency securities	8,997	6,997	2,000
Commercial paper	2,997	—	2,997
Corporate bonds and medium-term notes	27,462	—	27,462
Municipal bonds	7,684	—	7,684

Total recurring fair value measurements	$63,674	$23,531	$40,143

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in Level 3 instruments which consisted of ARS which were classified as available-for-sale securities and which were measured on a recurring basis for the year ended December 31, 2012. The Company did not hold any ARS as of or during the year ended January 3, 2015.

2012
(in thousands)
Opening balance	$4,490
Total gains (losses) for the period
Included in earnings	(381)
Included in other comprehensive income	410
Proceeds from sales	(1,748)
Proceeds from tender offers	(2,771)

Closing balance	$—

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30, 60, 210 and 240 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of January 3, 2015 and December 31, 2013:

	Notional Amounts		Derivative Assets					Derivative Liabilities
Derivative Instrument	January 3, 2015	December 31, 2013	January 3, 2015			December 31, 2013		January 3, 2015			December 31, 2013
			Balance Sheet Line		Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$2,647	$894	(a	)	$10	—	$—	(b	)	$4	—	$—

Total Hedges	$2,647	$894			$10		$—			$4		$—

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

10. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. Under this authorization, Intevac purchases shares of its common stock under a

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At January 3, 2015, $20.0 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands, except per share amounts)
Shares of common stock repurchased	1,185	241	—
Cost of stock repurchased	$8,302	$1,688	$—
Average price paid per share	$6.97	$6.97	$—

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

11. Income Taxes

The provision for (benefit from) income taxes on loss from continuing operations for fiscal 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Federal:
Current	$(324)	$(3,925)	$3
Deferred	—	3,387	17,160

	(324)	(538)	17,163
State:
Current	5	12	(13)
Deferred	—	—	—

	5	12	(13)
Foreign:
Current	81	(38)	(150)
Deferred	8,666	(1,158)	(3,760)

	8,747	(1,196)	(3,910)
Total	$8,428	$(1,722)	$13,240

Loss before income taxes (benefit) for fiscal 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
U.S	$(13,191)	$(11,478)	$(32,128)
Foreign	(5,826)	(5,940)	(9,951)

	$(19,017)	$(17,418)	$(42,079)

Effective tax rate	(44.3)%	9.9%	(31.5)%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	January 3, 2015	December 31, 2013

Deferred tax assets:
Vacation, warranty and other accruals	$997	$1,269
Depreciation and amortization	538	1,554
Intangible amortization	2,767	3,235
Inventory valuation	3,117	1,706
Deferred income	1,621	43
Equity-based compensation	5,920	6,242
Net operating loss, research and other tax credit carryforwards	47,044	43,470
Other	358	49

	62,362	57,568
Valuation allowance for deferred tax assets	(60,612)	(46,126)

Total deferred tax assets	1,750	11,442

Deferred tax liabilities:
Purchased technology	(1,195)	(1,488)
Unbilled revenue	(555)	(1,004)
Other	—	(284)

Total deferred tax liabilities	(1,750)	(2,776)

Net deferred tax assets	$—	$8,666

As reported on the balance sheet:
Current deferred tax assets	$—	$103
Non-current deferred tax assets	5	9,502
Current deferred tax liability	(5)	(939)

	$—	$8,666

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2014 and 2013, valuation allowance increases of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$4.7 million and $7.2 million, respectively for the U.S. federal deferred tax asset were recorded. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of January 3, 2015, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $51.6 million, $56.1 million and $61.3 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will begin to expire in 2015. The foreign net operating loss carryforwards do not expire. As of January 3, 2015, our federal and state tax credit carryforwards for income tax purposes were approximately $11.3 million and $12.0 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credits carry forward indefinitely.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) for fiscal 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Income tax (benefit) at the federal statutory rate	$(6,656)	$(6,096)	$(14,728)
State income taxes, net of federal benefit	5	12	(15)
Change in valuation allowance:
U.S	4,733	7,201	23,330
Foreign	9,394	—	—
Effect of foreign operations taxed at various rates	1,662	983	(428)
Nondeductible goodwill impairment	—	—	3,670
Research tax credits	(569)	(2,284)	—
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	153	(1,062)	367
Unrecognized tax benefits	(294)	(476)	1,044

Total	$8,428	$(1,722)	$13,240

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $11.8 million of undistributed earnings from non-U.S. operations as of January 3, 2015 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac benefitted from a tax holiday in Singapore which was scheduled to expire at the end of 2015. The tax holiday provided a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax holiday effective January 1, 2013 by the Singapore tax authority. The terms of the early termination

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Failure to meet the terms of the early termination could result in a claw back by the Singapore government of tax benefits received in previous years. As a result of this incentive, the impact of the tax holiday decreased income taxes by $1.6 million in 2012. The benefit of the tax holiday on the net loss per share (diluted) was approximately $0.07 in 2012.

The total amount of gross unrecognized tax benefits was $6.6 million as of January 3, 2015, of which $250,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Beginning balance	$6,482	$6,000	$5,022
Additions based on tax positions related to the current year	57	597	978
Additions for tax positions of prior years	250	98	—
Settlements	—	—	—
Lapse of statute of limitations	(211)	(213)	—

Ending balance	$6,578	$6,482	$6,000

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2014 and 2013, Intevac recognized a net tax benefit for interest of $110,000 and $13,000, respectively. As of January 3, 2015 Intevac had $7,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The material jurisdictions where Intevac is subject to potential examination by tax authorities for tax years after 2009 include the U.S. (Federal and California) and Singapore. The Singapore Inland Revenue Authority is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

12. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac did not make any cash contributions for fiscal 2014. Intevac made cash contributions $422,000 and $501,000 for fiscal 2013, and 2012, respectively. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $22,000, $1.7 million and $210,000, respectively for fiscal 2014, 2013 and 2012. In fiscal 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. Charges for bonuses in the amount of $554,000 which will be settled in RSUs were reported as stock compensation expense. See Note 2 “Equity-Based Compensation.”

13. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheets is $861,000 of deferred rent as of January 3, 2015 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. This standby letter of credit is secured with $1.0 million of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.8 million, $2.9 million and $3.0 million for fiscal 2014, 2013, and 2012, respectively.

As of January 3, 2015, future minimum lease payments are as follows.

(in thousands)
2015	$3,206
2016	3,075
2017	2,640
2018	2,630
2019	2,709
Thereafter	12,440

$26,700

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Letters of Credit

As of January 3, 2015, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract.

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, PV manufacturing and display cover panel manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of operations.

The following table displays the activity in the warranty provision account for fiscal 2014 and 2013:

	2014	2013
	(in thousands)
Beginning balance	$1,647	$2,349
Expenditures incurred under warranties	(834)	(1,033)
Accruals for product warranties	931	1,091
Adjustments to previously existing warranty accruals	(558)	(760)

Ending balance	$1,186	$1,647

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

14. Segment and Geographic Information

Intevac’s two reportable segments are: Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of January 3, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties for hard drive, solar cell and cell phone manufacturers as well as other adjacent thin-film deposition applications.

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information for each reportable segment for fiscal 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(in thousands)
Net Revenues
Equipment	$25,290	$39,135	$52,538
Photonics	40,260	30,497	30,886

Total segment net revenues	$65,550	$69,632	$83,424

	2014	2013	2012
	(in thousands)
Operating Profit (Loss)
Equipment	$(22,008)	$(12,951)	$(19,934)
Photonics	8,932	1,058	(206)

Total segment operating profit (loss)	(13,076)	(11,893)	(20,140)

Unallocated costs	(6,278)	(5,722)	(6,181)
Impairment of goodwill and intangible assets	—	—	(18,419)
Gain (loss) on divestitures	—	(208)	2,207

Operating loss	(19,354)	(17,823)	(42,533)

Interest income	179	279	806
Other income (expense), net	158	126	(352)

Loss before income taxes	$(19,017)	$(17,418)	$(42,079)

	2014	2013	2012
	(in thousands)
Depreciation and Amortization
Equipment	$2,379	$2,146	$2,003
Photonics	1,834	1,900	1,806

Total segment depreciation and amortization	4,213	4,046	3,809

Unallocated costs	492	472	670

Total consolidated depreciation and amortization	$4,705	$4,518	$4,479

	2014	2013	2012
	(in thousands)
Capital Additions
Equipment	$2,230	$1,857	$1,260
Photonics	1,203	894	1,535

Total segment capital additions	3,433	2,751	2,795

Unallocated	272	572	485

Total consolidated capital additions	$3,705	$3,323	$3,280

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2014	2013
	(in thousands)
Segment Assets
Equipment	$30,670	$33,428
Photonics	17,126	21,120

Total segment assets	47,796	54,548

Cash and investments	68,622	81,414
Restricted cash	1,780	—
Deferred income taxes	5	9,605
Other current assets	989	982
Common property, plant and equipment	1,083	1,302
Other assets	—	425

Consolidated total assets	$120,275	$148,276

Geographic revenue information for fiscal 2014, 2013 and 2012 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2014	2013	2012
	(in thousands)
United States	$51,584	$32,534	$30,845
Asia (*)	9,931	31,907	47,712
Europe	4,035	5,191	3,795
Rest of world	—	—	1,072

Total net revenues	$65,550	$69,632	$83,424

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at January 3, 2015 and December 31, 2013 was as follows:

	January 3, 2015	December 31, 2013

	(in thousands)
United States	$11,534	$11,240
Asia	1,292	1,705

Net property, plant & equipment	$12,826	$12,945

15. Restructuring Charges

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of January 3, 2015, activities related to the Plan were complete.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 1, 2013, Intevac announced the 2013 cost reduction plan (the “2013 Plan”) to reduce expenses including a reduction in its workforce. Implementation of the 2013 Plan was substantially completed in the first half of fiscal 2013 and the Company reduced its workforce by 18 percent. The cost of implementing the 2013 Plan was reported under cost of net revenues and operating expenses in the consolidated statement of operations. Substantially all cash outlays in connection with the 2013 Plan occurred in the first half of fiscal 2013. As of January 3, 2015, activities related to the 2013 Plan were complete.

The changes in restructuring reserves associated with the Plan for fiscal 2014 and 2013, are as follows.

	Severance and other employee- related costs
	2014	2013
	(in thousands)
Balance at the beginning of the year	$—	$—
Provision for restructuring charges	288	742
Cash payments made	(288)	(742)

Balance at the end of the year	$—	$—

16. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	March 29, 2014	June 28, 2014	Sept. 27, 2014	Jan. 03, 2015
	(in thousands, except per share data)
Net sales	$17,015	$14,715	$14,757	$19,062
Gross profit	4,810	5,211	4,815	2,596
Net loss	(4,521)	(5,007)	(3,559)	(14,358)
Basic and diluted loss per share	$(0.19)	$(0.21)	$(0.15)	$(0.62)

	Three Months Ended
	March 30, 2013	June 29, 2013	Sept. 28, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Net sales	$12,982	$16,983	$19,115	$20,552
Gross profit	3,514	3,829	6,895	7,737
Net income (loss)	(8,264)	(6,412)	(2,745)	1,725
Basic and diluted loss per share	$(0.35)	$(0.27)	$(0.11)	$0.07

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of January 3, 2015. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 3, 2015 and December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. Our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

San Jose, California

February 17, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at January 3, 2015.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders (2)	2,935,364	$8.26	1,950,457
Equity compensation plans not approved by security holders	—	—	—

Total	2,935,364	$8.26	1,950,457

(1)	Excludes securities reflected in column (a).
(2)	Included in the column (c) amount are 399,730 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2014” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (6)	The Registrant’s 2012 Equity Incentive Plan

10.4+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7 (7)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.8+ (3)	The Registrant’s 401(k) Profit Sharing Plan

10.9 (8)	Director and Officer Indemnification Agreement

10.10+ (7)	The Registrant’s Executive Incentive Plan

10.11+ (9)	Separation Agreement and Release of Kevin Fairbairn dated November 30, 2012

10.12+ (10)	Form of Severance Agreement (Non-CFO)

10.13+ (11)	Offer Letter with Wendell Blonigan

10.14+ (11)	Severance Agreement with Wendell Blonigan

10.15 (12)	Agreement, dated as of December 9, 2013, by and among Intevac Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC

10.16+ (13)	Executive Transition Plan with Michael Russak dated January 6, 2014

Exhibit Number	Description

10.17+ (14)	Executive Transition Plan and Agreement with Christopher Smith dated January 27, 2014

10.18+ (15)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.19+ (16)	Offer Letter with James Moniz

10.20+ (16)	Change in Control Agreement with James Moniz dated October 29, 2014

10.21(17)	Agreement, dated as of May 11, 2014, by and among Intevac, Inc., J. Daniel Plants, Marc T. Giles, Voce Catalyst Partners LP and Voce Capital Management LLC

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 84)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2013
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Form 10-K filed February 22, 2013
(10)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 26, 2012
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 10, 2013
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 7, 2014
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 31, 2014
(15)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(16)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 15, 2014
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2015.

INTEVAC, INC.

/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wendell T. Blonigan and James Moniz and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 17, 2015
(Wendell T. Blonigan)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 17, 2015
(James Moniz)	Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ NORMAN H. POND	Chairman of Board	February 17, 2015
(Norman H. Pond)

/s/ MATTHEW A. DRAPKIN	Director	February 17, 2015
(Matthew A. Drapkin)

/s/ DAVID S. DURY	Director	February 17, 2015
(David S. Dury)

/s/ MARK T. GILES	Director	February 17, 2015
(Mark T. Giles)

/s/ STANLEY J. HILL	Director	February 17, 2015
(Stanley J. Hill)

/s/ THOMAS M. ROHRS	Director	February 17, 2015
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 17, 2015
(John F. Schaefer)

/s/ PING YANG	Director	February 17, 2015
(Ping Yang)