Form 10-Q
period 2015-04-04
INTEVAC INC
filed 2015-05-05
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

On May 1, 2015, 22,832,388 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2015	January 3, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:

Cash and cash equivalents	$17,068	$21,482
Short-term investments	33,266	29,598
Trade and other accounts receivable, net of allowances of $0 at both April 4, 2015 and at January 3, 2015	11,561	12,087
Inventories	18,966	19,212
Prepaid expenses and other current assets	1,836	1,727

Total current assets	82,697	84,106
Property, plant and equipment, net	12,784	12,826
Long-term investments	11,189	17,542
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $4,634 at April 4, 2015 and $4,421 at January 3, 2015	3,753	3,966
Deferred income taxes and other long-term assets	99	55

Total assets	$112,302	$120,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,767	$4,640
Accrued payroll and related liabilities	2,849	3,977
Other accrued liabilities	5,137	8,277
Customer advances	2,365	2,551

Total current liabilities	15,118	19,445
Other long-term liabilities	2,285	2,200
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	163,391	161,271

Treasury stock, 1,870 shares at April 4, 2015 and 1,426 shares at January 3, 2015	(12,976)	(9,989)
Accumulated other comprehensive income	648	619
Accumulated deficit	(56,187)	(53,294)

Total stockholders’ equity	94,899	98,630

Total liabilities and stockholders’ equity	$112,302	$120,275

Note: Amounts as of January 3, 2015 are derived from the January 3, 2015 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 4, 2015	March 29, 2014
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$18,082	$13,320
Technology development	1,803	3,695

Total net revenues	19,885	17,015
Cost of net revenues:
Systems and components	11,585	9,736
Technology development	1,378	2,469

Total cost of net revenues	12,963	12,205

Gross profit	6,922	4,810
Operating expenses:
Research and development	4,608	4,273
Selling, general and administrative	5,253	5,261

Total operating expenses	9,861	9,534

Loss from operations	(2,939)	(4,724)
Interest income and other, net	79	73

Loss before income taxes	(2,860)	(4,651)
Provision for (benefit from) income taxes	33	(130)

Net loss	$(2,893)	$(4,521)

Net loss per share:
Basic and Diluted	$(0.12)	$(0.19)
Weighted average common shares outstanding:
Basic and Diluted	23,229	23,858

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	April 4, 2015	March 29, 2014
	(Unaudited)
	(In thousands)
Net loss	$(2,893)	$(4,521)

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	29	5
Foreign currency translation losses	—	(31)

Other comprehensive income (loss), before tax	29	(26)

Income tax provision related to items in other comprehensive loss	—	—

Other comprehensive income (loss), net of tax	29	(26)

Comprehensive loss	$(2,864)	$(4,547)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 4, 2015	March 29, 2014
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(2,893)	$(4,521)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,173	1,190
Net amortization of investment premiums and discounts	131	208
Equity-based compensation	862	697
Change in the fair value of acquisition-related contingent consideration	(26)	51
Deferred income taxes	—	(163)
Changes in operating assets and liabilities	(1,295)	(1,909)

Total adjustments	845	74

Net cash and cash equivalents used in operating activities	(2,048)	(4,447)
Investing activities
Purchases of investments	(11,476)	(2,996)
Proceeds from sales and maturities of investments	12,000	16,230
Purchases of leasehold improvements and equipment	(918)	(1,401)

Net cash and cash equivalents provided by (used in) investing activities	(394)	11,833
Financing activities
Proceeds from issuance of common stock	834	1,000
Common stock repurchases	(2,806)	(1,140)

Net cash and cash equivalents used in financing activities	(1,972)	(140)

Effect of exchange rate changes on cash and cash equivalents	—	(30)

Net increase (decrease) in cash and cash equivalents	(4,414)	7,216
Cash and cash equivalents at beginning of period	21,482	20,121

Cash and cash equivalents at end of period	$17,068	$27,337

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 3, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Intevac’s results of operations for the three months ended April 4, 2015 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis”, which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The amendments in this ASU will be effective for Intevac in the first quarter of fiscal 2016, with early adoption permitted. The adoption of this ASU will not have any effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which simplifies income statement presentation by eliminating the concept of extraordinary items. This ASU will be effective for Intevac in the first quarter of fiscal 2016, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU will not have any effect on our financial position, results of operations or cash flows.

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	April 4, 2015	January 3, 2015
	(In thousands)
Raw materials	$10,864	$10,684
Work-in-progress	2,541	2,299
Finished goods	5,561	6,229

	$18,966	$19,212

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.	Equity-Based Compensation

At April 4, 2015, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as “performance units”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended April 4, 2015 and March 29, 2014 was as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Equity-based compensation by type of award:
Stock options	$316	$241
RSUs	340	292
Employee stock purchase plan	206	164

Total equity-based compensation	$862	$697

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Option activity as of April 4, 2015 and changes during the three months ended April 4, 2015 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 3, 2015	2,584,935	$8.26
Options granted	15,375	$6.74
Options cancelled and forfeited	(237,151)	$7.34
Options exercised	(21,708)	$4.26

Options outstanding at April 4, 2015	2,341,451	$8.38

Vested and expected to vest at April 4, 2015	2,209,644	$8.48
Options exercisable at April 4, 2015	1,318,925	$9.67

Intevac issued 201,000 shares under the ESPP during the three months ended April 4, 2015.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	April 4, 2015	March 29, 2014
Stock Options:
Weighted-average fair value of grants per share	$2.60	$4.14
Expected volatility	49.62%	54.71%
Risk free interest rate	1.00%	1.87%
Expected term of options (in years)	4.0	5.2
Dividend yield	None	None
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.26	$2.15
Expected volatility	44.05%	43.40%
Risk free interest rate	0.39%	0.11%
Expected term of purchase rights (in years)	1.22	0.74
Dividend yield	None	None

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 3, 2015	350,429	$6.62
Granted	144,860	$6.84
Vested	(2,689)	$7.94
Cancelled and forfeited	(22,073)	$6.29

Non-vested RSUs at April 4, 2015	470,527	$6.70

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2015 and fiscal 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at April 4, 2015 and March 29, 2014, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2015, the annual bonus for certain participants was settled with RSUs with one year vesting, 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense related to the annual incentive plans of $(51,000) and $161,000 for the three months ended April 4, 2015 and March 29, 2014, respectively.

Performance-based RSUs (“performance-based awards”) granted in fiscal 2013 to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods. In early 2015, the Compensation Committee assessed performance against the goals following the completion of the 2-year performance period for Tranche 1 and determined that 5,532 shares of the awards became earned and therefore eligible for time-based vesting.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of April 4, 2015, are as follows.

	April 4, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(3,822)	$3,350
Photonics	1,215	(812)	403

	$8,387	$(4,634)	$3,753

Total amortization expense of finite-lived intangibles for the three months ended April 4, 2015 was $213,000.

As of April 4, 2015, future amortization expense is expected to be as follows.

(In thousands)
2015	$640
2016	853
2017	756
2018	615
2019	615
Thereafter	274

$3,753

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on April 4, 2015 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of April 4, 2015, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Opening balance	$1,134	$1,384
Changes in fair value	(26)	51

Closing balance	$1,108	$1,435

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at April 4, 2015 and at January 3, 2015:

	April 4,	January 3,
	2015	2015
	(In thousands)
Other accrued liabilities	$32	$59
Other long-term liabilities	1,076	1,075

Total acquisition-related contingent consideration	$1,108	$1,134

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of April 4, 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at April 4, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$1,108	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.6% 20.0% - 80.0% (45.3%)

7.	Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three-month periods ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Opening balance	$1,186	$1,647
Expenditures incurred under warranties	(130)	(305)
Accruals for product warranties issued during the reporting period	396	284
Adjustments to previously existing warranty accruals	(100)	(295)

Closing balance	$1,352	$1,331

The following table displays the balance sheet classification of the warranty provision account at April 4, 2015 and at January 3, 2015:

	April 4,	January 3,
	2015	2015
	(In thousands)
Other accrued liabilities	$1,111	$1,022
Other long-term liabilities	241	164

Total warranty provision	$1,352	$1,186

8.	Guarantees

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

Letters of Credit

As of April 4, 2015, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 4, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$2,712	$—	$—	$2,712
Money market funds	14,356	—	—	14,356

Total cash and cash equivalents	$17,068	$—	$—	$17,068
Short-term investments:
Commercial paper	$6,991	$1	$—	$6,992
Corporate bonds and medium-term notes	18,489	8	1	18,496
Municipal bonds	2,770	3	—	2,773
U.S. treasury and agency securities	4,998	7	—	5,005

Total short-term investments	$33,248	$19	$1	$33,266
Long-term investments:
Corporate bonds and medium-term notes	$2,021	$2	$—	$2,023
Municipal bonds	3,167	1	6	3,162
U.S. treasury and agency securities	5,991	13	—	6,004

Total long-term investments	$11,179	$16	$6	$11,189

Total cash, cash equivalents, and investments	$61,495	$35	$7	$61,523

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 4, 2015.

	April 4, 2015
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds and medium-term notes	$8,075	$1	$—	$—
Municipal bonds	2,669	6	—	—

	$10,744	$7	$—	$—

The contractual maturities of available-for-sale securities at April 4, 2015 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$47,604	$47,622
Due after one through two years	11,179	11,189

	$58,783	$58,811

All prices for the fixed maturity securities including U.S. Treasury and agency securities, commercial paper, corporate bonds and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of April 4, 2015.

	Fair Value Measurements at April 4, 2015
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$14,356	$14,356	$—
U.S. treasury and agency securities	11,009	9,008	2,001
Commercial paper	6,992	—	6,992
Corporate bonds and medium-term notes	20,519	—	20,519
Municipal bonds	5,935	—	5,935

Total recurring fair value measurements	$58,811	$23,364	$35,447

10.	Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have original maturities of approximately 30, 60, 210 and 240 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 4, 2015 and January 3, 2015:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	April 4, 2015	January 3, 2015	April 4, 2015			January 3, 2015			April 4, 2015			January 3, 2015
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,520	$2,647	(a	)	$16	(a	)	$10	(b	)	$3	(b	)	$4

Total Hedges	$1,520	$2,647			$16			$10			$3			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At April 4, 2015, $17.0 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands, except per share amounts)
Shares of common stock repurchased	443	138
Cost of stock repurchased	$2,987	$1,050
Average price paid per share	$6.71	$7.63

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended April 4, 2015 and March 29, 2014, are as follows.

	Three Months Ended			Three Months Ended
	April 4, 2015			March 29, 2014
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$620	$(1)	$619	$691	$34	$725
Other comprehensive income (loss) before reclassification	—	29	29	(31)	5	(26)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	—	29	29	(31)	5	(26)

Ending balance	$620	$28	$648	$660	$39	$699

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Net loss	$(2,893)	$(4,521)

Weighted-average shares – basic	23,229	23,858
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	23,229	23,858

Net loss per share – basic	$(0.12)	$(0.19)

Net loss per share – diluted	$(0.12)	$(0.19)

Antidilutive shares based on employee awards excluded	2,178	1,844

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 4, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Thin-film Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties for hard drive, solar cell and cell phone manufacturers as well as other adjacent thin-film deposition applications.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images and the optical analysis of materials. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

Information for each reportable segment for the three months ended April 4, 2015 and March 29, 2014 is as follows:

Net Revenues

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Thin-film Equipment	$10,628	$9,047
Photonics	9,257	7,968

Total segment net revenues	$19,885	$17,015

Operating Loss

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Thin-film Equipment	$(3,297)	$(4,141)
Photonics	1,477	908

Total segment operating profit (loss)	(1,820)	(3,233)
Unallocated costs	(1,119)	(1,491)

Loss from operations	(2,939)	(4,724)
Interest income and other, net	79	73

Loss before income taxes	$(2,860)	$(4,651)

Total assets for each reportable segment as of April 4, 2015 and January 3, 2015 are as follows:

Assets

	April 4, 2015	January 3, 2015
	(In thousands)
Thin-film Equipment	$29,647	$30,670
Photonics	17,260	17,126

Total segment assets	46,907	47,796

Cash, cash equivalents and investments	61,523	68,622
Restricted cash	1,780	1,780
Deferred income taxes	52	5
Other current assets	840	989
Common property, plant and equipment	1,200	1,083

Consolidated total assets	$112,302	$120,275

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.	Restructuring Charges

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the 2014 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of April 4, 2015, activities related to the 2014 Plan were complete.

The changes in restructuring reserves associated with the Plans for the three months ended April 4, 2015 and March 29, 2014 are as follows:

	Three Months Ended
	April 4,	March 29,
	2015	2014
	Severance and other employee- related costs	Severance and other employee- related costs
	(In thousands)
Beginning balance	$—	$—
Provision for restructuring reserves	148	227
Cash payments made	(148)	(227)

Ending balance	$—	$—

15.	Income Taxes

Intevac recorded an income tax provision of $33,000 for the three months ended April 4, 2015 and an income tax benefit of $130,000 for the three months ended March 29, 2014. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for the three month periods ended April 4, 2015 and March 29, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three months ended April 4, 2015 due to having full valuation allowances on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2015 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 17, 2015, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac provides process manufacturing equipment solutions to the hard disk drive industry and offers high-productivity, thin-film processing systems to the PV industry and to adjacent markets for thin-film deposition applications including the display cover panel market. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk drives, PV cells and cell phones as well as the U.S. government and its agencies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment.

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

The following table presents certain significant measurements for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$19,885	$17,015	$2,870
Gross profit	$6,922	$4,810	$2,112
Gross margin percent	34.8%	28.3%	7 points
Net loss	$(2,893)	$(4,521)	$1,628
Loss per diluted share	$(0.12)	$(0.19)	$0.07

Net revenues increased during the first quarter of fiscal 2015 compared to the same period in the prior year primarily due to higher equipment sales and higher Photonics product sales, offset in part by lower Photonics technology development contracts. Thin-film Equipment recognized revenue on one 200 Lean system in both the first quarter of fiscal 2015 and fiscal 2014. Thin-film Equipment also recognized revenue on the first VERTEX™ coating system for display cover panels in the first quarter of fiscal 2015.The net loss for the first quarter of fiscal 2015 decreased compared to the same period in the prior year due to higher revenues and improved gross margins offset in part by slightly higher operating expenses as the Company made incremental investments in research and development (“R&D”).

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

Results of Operations

Net revenues

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
Thin-film Equipment	$10,628	$9,047	$1,581
Photonics
Products	7,454	4,273	3,181
Contract R&D	1,803	3,695	(1,892)

	9,257	7,968	1,289

Total net revenues	$19,885	$17,015	$2,870

Thin-film Equipment revenue for both the three months ended April 4, 2015 and March 29, 2014 included revenue recognized for one 200 Lean system, disk equipment technology upgrades and spare parts. Thin-film Equipment revenue for the three months ended April 4, 2015 included the first VERTEX coating system for display cover panels. Thin-film Equipment revenue for both the three months ended April 4, 2015 and March 29, 2014 did not include any sales of solar tools.

Photonics revenue for the three months ended April 4, 2015 increased over the same period in the prior year as a result of increased product sales offset in part by lower contract R&D work. The increase in product sales resulted from the ramp in production deliveries for the Apache pilot night viewing camera during 2014.

Backlog

	April 4, 2015	January 3, 2015	March 29, 2014
	(In thousands)
Thin-film Equipment	$16,156	$17,743	$8,451
Photonics	23,011	30,683	43,398

Total backlog	$39,167	$48,426	$51,849

Thin-film Equipment backlog at April 4, 2015 included one PV deposition system and one PV implant system. Thin-film Equipment backlog at January 3, 2015 included one 200 Lean system, one PV deposition system, one PVD coating system for display cover panels and one PV implant system. Thin-film Equipment backlog at March 29, 2014 included one PV deposition system and one PVD coating system for display cover panels.

Revenue by geographic region

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
United States	$16,614	$14,508	$2,106
Asia	2,388	1,480	908
Europe	883	1,027	(144)

Total net revenues	$19,885	$17,015	$2,870

International sales include products shipped to overseas operations of U.S. companies. U.S. sales in both 2015 and 2014 included the delivery of a 200 Lean system to a U.S. factory of a U.S. customer. The increase in sales to the U.S. region in 2015 versus 2014 reflected higher sales of pilot night vision cameras for the Apache helicopter and higher camera sales to another U.S. customer. The increase in sales to the Asia region in 2015 versus 2014 was primarily due to the sale of the first VERTEX coating system for display cover panels. The decrease in sales to the Europe region in 2015 versus 2014 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$3,026	$2,006	$1,020
% of Thin-film Equipment net revenues	28.5%	22.2%
Photonics gross profit	$3,896	$2,804	$1,092
% of Photonics net revenues	42.1%	35.2%
Total gross profit	$6,922	$4,810	$2,112
% of net revenues	34.8%	28.3%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 28.5% in the three months ended April 4, 2015 and increased from 22.2% in the three months ended March 29, 2014. The improvement in margins was due to higher factory absorption and lower excess and obsolete inventory charges. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 42.1% in the three months ended April 4, 2015 and increased from 35.2% in the three months ended March 29, 2014 due primarily to a change in product mix to higher-margin product sales.

Research and development

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
Research and development expense	$4,608	$4,273	$335

Research and development spending increased in Thin-film Equipment and in Photonics during the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increase in Thin-film Equipment spending was due primarily to increased PV development associated with a JDP with a customer, offset in part by cost containment efforts. The increase in Photonics spending was due primarily to lower billable contract R&D efforts. Research and development expenses do not include costs of $1.4 million and $2.5 million for the three-month periods ended April 4, 2015 and March 29, 2014, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,253	$5,261	$(8)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended April 4, 2015 were flat compared to the three months ended March 29, 2014. Lower variable compensation program expense and savings from cost reduction initiatives, were offset by increased equity compensation expense. Selling, general and administrative spending in the three months ended March 29, 2014 also included professional service costs associated with a contested Board of Directors election.

Cost reduction plans

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The total cost of implementing the Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 5 percent. The total cost of implementing the 2014 Plan was $227,000 of which $43,000 was reported under cost of net revenues and $184,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2014 Plan occurred in the first quarter of fiscal 2014. As of April 4, 2015, activities related to the 2014 Plan were complete.

Interest income and other, net

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
Interest income and other, net	$79	$73	$6

Interest income and other, net in the three months ended April 4, 2015 included $53,000 of interest income on investments, various other income of $6,000 and $20,000 of foreign currency gains. Interest income and other, net in the three months ended March 29, 2014 included $47,000 of interest income on investments, various other income of $22,000 and $4,000 of foreign currency gains. The increase in interest income in the three months ended April 4, 2015 resulted from higher interest rates offset in part by lower invested balances.

Income tax benefit

	Three Months Ended
	April 4, 2015	March 29, 2014	Change over prior period
	(In thousands)
Income tax (provision) benefit	$(33)	$130	$(163)

Intevac recorded an income tax provision of $33,000 for the three months ended April 4, 2015 and an income tax benefit of $130,000 for the three months ended March 29, 2014. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three month periods ended April 4, 2015 and March 29, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three months ended April 4, 2015 due to having full valuation allowances on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At April 4, 2015, Intevac had $61.5 million in cash, cash equivalents, and investments compared to $68.6 million at January 3, 2015. During the first three months of 2015, cash, cash equivalents and investments decreased by $7.1 million due primarily to cash used by operating activities, repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	April 4, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$17,068	$21,482
Short-term investments	33,266	29,598
Long-term investments	11,189	17,542

Total cash, cash equivalents and investments	$61,523	$68,622

Operating activities used cash of $2.0 million during the first three months of 2015 and of $4.4 million during the first three months of 2014. The decrease in cash used by operating activities was due primarily to a smaller net loss, decreases in working capital during the first three months of 2015 and lower bonus payments as fiscal 2014 bonuses were primarily settled in RSUs.

Accounts receivable totaled $11.6 million at April 4, 2015 compared to $12.1 million at January 3, 2015. Net inventories totaled $19.0 million at April 4, 2015 compared to $19.2 million at January 3, 2015. Accounts payable totaled $4.8 million at April 4, 2015 compared to $4.6 million at January 3, 2015. Other accrued liabilities decreased to $5.1 million at April 4, 2015 compared to $8.3 million at January 3, 2015. Other accrued liabilities at January 3, 2015 included $4.3 million of deferred revenue associated with two completed systems at customer sites that were undergoing installation and acceptance testing and an accrual of $2.1 million for unsettled trades for purchases of investments at January 3, 2015. Other accrued liabilities at April 4, 2015 included $2.9 million of deferred revenue associated with a completed system at a customer site that is undergoing installation and acceptance testing. Customer advances decreased from $2.6 million at January 3, 2015 to $2.4 million at April 4, 2015.

Investing activities used cash of $394,000 during the first three months of 2015. Proceeds from sales of investments net of purchases totaled $524,000. Capital expenditures for the three months ended April 4, 2015 were $918,000.

Financing activities in the first three months of 2015 used cash of $2.0 million. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash $834,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $2.8 million for the three months ended April 4, 2015.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of April 4, 2015, approximately $6.4 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $7.0 million to $8.0 million in capital expenditures during the remainder of 2015.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of April 4, 2015. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 17, 2015. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2014 Form 10-K. Management believes that there has been no significant change during the three months ended April 4, 2015 to the items identified as critical accounting policies in Intevac’s 2014 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at April 4, 2015.

	2015	2016	2017	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$14,356	—	—	$14,356	$14,356
Weighted-average rate	0.06%	—	—
Short-term investments
Fixed rate amounts	$19,974	$11,271	—	$31,245	$31,262
Weighted-average rate	1.52%	1.26%	—
Variable rate amounts	$2,003	—	—	$2,003	$2,004
Weighted-average rate	0.56%	—	—
Long-term investments
Fixed rate amounts	—	$8,165	$3,014	$11,179	$11,189
Weighted-average rate	—	1.07%	0.96%
Total investment portfolio	$36,333	$19,436	$3,014	$58,783	$58,811

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30, 60, 210 and 240 days. The notional amount of Company’s foreign currency derivatives was $1.5 million at April 4, 2015 and $2.6 million at January 3, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 4, 2015, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015.

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

The following table provides information as of April 4, 2015 with respect to the shares of common stock repurchased by Intevac during the first quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
January 4, 2015 to January 31, 2015	101	$6.77	$684	—	$19,326
February 1, 2015 to February 28, 2015	121	$6.88	$837	—	$18,489
March 1, 2015 to April 4, 2015	222	$6.58	$1,466	—	$17,023

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended (1) +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 30, 2015.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 5, 2015	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ JAMES MONIZ
Date: May 5, 2015		James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)