Form 10-Q
period 2015-07-04
INTEVAC INC
filed 2015-08-04
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

On August 4, 2015, 22,135,828 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2015	January 3, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:

Cash and cash equivalents	$16,217	$21,482
Short-term investments	31,539	29,598
Trade and other accounts receivable, net of allowances of $0 at both July 4, 2015 and at January 3, 2015	11,363	12,087
Inventories	18,517	19,212
Prepaid expenses and other current assets	1,728	1,727

Total current assets	79,364	84,106
Property, plant and equipment, net	12,360	12,826
Long-term investments	9,264	17,542
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $4,848 at July 4, 2015 and $4,421 at January 3, 2015	3,539	3,966
Deferred income taxes and other long-term assets	426	55

Total assets	$106,733	$120,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,169	$4,640
Accrued payroll and related liabilities	3,949	3,977
Other accrued liabilities	6,249	8,277
Customer advances	557	2,551

Total current liabilities	14,924	19,445
Other long-term liabilities	2,586	2,200
Stockholders’ equity:
Common stock, $0.001 par value	22	23
Additional paid-in capital	164,035	161,271

Treasury stock, 2,998 shares at July 4, 2015 and 1,426 shares at January 3, 2015	(19,268)	(9,989)
Accumulated other comprehensive income	609	619
Accumulated deficit	(56,175)	(53,294)

Total stockholders’ equity	89,223	98,630

Total liabilities and stockholders’ equity	$106,733	$120,275

Note: Amounts as of January 3, 2015 are derived from the January 3, 2015 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$18,646	$12,038	$36,728	$25,358
Technology development	1,812	2,677	3,615	6,372

Total net revenues	20,458	14,715	40,343	31,730
Cost of net revenues:
Systems and components	11,487	7,540	23,072	17,276
Technology development	1,165	1,964	2,544	4,433

Total cost of net revenues	12,652	9,504	25,616	21,709

Gross profit	7,806	5,211	14,727	10,021
Operating expenses:
Research and development	2,947	4,558	7,555	8,831
Selling, general and administrative	4,576	5,899	9,829	11,160

Total operating expenses	7,523	10,457	17,384	19,991
Income (loss) from operations	283	(5,246)	(2,657)	(9,970)
Interest income and other, net	(13)	120	66	192

Income (loss) before income taxes	270	(5,126)	(2,591)	(9,778)
Provision for (benefit from) income taxes	258	(119)	290	(250)

Net income (loss)	$12	$(5,007)	$(2,881)	$(9,528)

Net income (loss) per share:
Basic and diluted	$—	$(0.21)	$(0.13)	$(0.40)
Weighted average common shares outstanding:
Basic	22,630	23,927	22,929	23,892
Diluted	22,912	23,927	22,929	23,892

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(Unaudited)
	(In thousands)
Net income (loss)	$12	$(5,007)	$(2,881)	$(9,528)

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	(4)	(11)	25	(6)
Foreign currency translation gains (losses)	(35)	15	(35)	(16)

Other comprehensive income (loss), before tax	(39)	4	(10)	(22)
Income tax benefit related to items in other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	(39)	4	(10)	(22)

Comprehensive loss	$(27)	$(5,003)	$(2,891)	$(9,550)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 4, 2015	June 28, 2014
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(2,881)	$(9,528)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,324	2,336
Net amortization of investment premiums and discounts	200	358
Equity-based compensation	1,663	1,363
Change in the fair value of acquisition-related contingent consideration	(200)	97
Deferred income taxes	(10)	(316)
Loss on disposal of equipment	91	—
Changes in operating assets and liabilities	(1,039)	3,066

Total adjustments	3,029	6,904

Net cash and cash equivalents provided by (used in) operating activities	148	(2,624)
Investing activities
Purchases of investments	(16,097)	(23,878)
Proceeds from sales and maturities of investments	20,200	35,076
Increase in restricted cash	—	(1,000)
Proceeds from sale of equipment	11	—
Purchases of leasehold improvements and equipment	(1,534)	(2,240)

Net cash and cash equivalents provided by investing activities	2,580	7,958
Financing activities
Net proceeds from issuance of common stock	910	1,178
Common stock repurchases	(8,868)	(1,559)

Net cash and cash equivalents used in financing activities	(7,958)	(381)
Effect of exchange rate changes on cash and cash equivalents	(35)	(15)

Net increase (decrease) in cash and cash equivalents	(5,265)	4,938
Cash and cash equivalents at beginning of period	21,482	20,121

Cash and cash equivalents at end of period	$16,217	$25,059

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 3, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Intevac’s results of operations for the six months ended July 4, 2015 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. This ASU will be effective for Intevac in the first quarter of fiscal 2016 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis”, which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The amendments in this ASU will be effective for Intevac in the first quarter of fiscal 2016, with early adoption permitted. The adoption of this ASU will not have any effect on our consolidated financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which simplifies income statement presentation by eliminating the concept of extraordinary items. This ASU will be effective for Intevac in the first quarter of fiscal 2016, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU will not have any effect on our consolidated financial position, results of operations or cash flows.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	July 4,	January 3,
	2015	2015
	(In thousands)
Raw materials	$11,071	$10,684
Work-in-progress	2,076	2,299
Finished goods	5,370	6,229

	$18,517	$19,212

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

4.	Equity-Based Compensation

At July 4, 2015, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as “performance units”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended July 4, 2015 and June 28, 2014 was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Equity-based compensation by type of award:
Stock options	$125	$153	$442	$394
RSUs	395	376	735	668
Employee stock purchase plan	280	137	486	301

Total equity-based compensation	$800	$666	$1,663	$1,363

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

Option activity as of July 4, 2015 and changes during the six months ended July 4, 2015 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 3, 2015	2,584,935	$8.26
Options granted	416,375	$5.55
Options cancelled and forfeited	(316,349)	$7.78
Options exercised	(38,521)	$4.38

Options outstanding at July 4, 2015	2,646,440	$7.94

Vested and expected to vest at July 4, 2015	2,464,503	$8.08
Options exercisable at July 4, 2015	1,510,867	$9.25

Intevac issued 201,000 shares under the ESPP during the six months ended July 4, 2015.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Stock Options:
Weighted-average fair value of grants per share	$2.05	$3.02	$2.07	$3.14
Expected volatility	46.13%	52.11%	46.26%	52.38%
Risk free interest rate	1.44%	1.30%	1.43%	1.36%
Expected term of options (in years)	4.0	4.2	4.0	4.3
Dividend yield	None	None	None	None

	Six Months Ended
	July 4, 2015	June 28, 2014
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.26	$2.15
Expected volatility	44.05%	43.40%
Risk free interest rate	0.39%	0.11%
Expected term of purchase rights (in years)	1.22	0.74
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 3, 2015	350,429	$6.62
Granted	327,960	$6.07
Vested	(102,561)	$7.12
Cancelled and forfeited	(23,952)	$6.35

Non-vested RSUs at July 4, 2015	551,876	$6.21

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2015 and fiscal 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at July 4, 2015 and June 28, 2014, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2015, the annual bonus for certain participants was settled with RSUs with one year vesting, 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense related to the annual incentive plan of $123,000 and $72,000, respectively for the three and six months ended July 4, 2015 and $161,000 and $322,000, respectively for the three and six months ended June 28, 2014.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of July 4, 2015, are as follows.

	July 4, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(4,009)	$3,163
Photonics	1,215	(839)	376

	$8,387	$(4,848)	$3,539

Total amortization expense of finite-lived intangibles for the three and six months ended July 4, 2015 was $213,000 and $427,000.

As of July 4, 2015, future amortization expense is expected to be as follows.

(In thousands)
2015	$427
2016	853
2017	755
2018	615
2019	615
Thereafter	274

$3,539

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on July 4, 2015 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of July 4, 2015, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six month periods ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Opening balance	$1,108	$1,435	$1,134	$1,384
Changes in fair value	(174)	46	(200)	97

Closing balance	$934	$1,481	$934	$1,481

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at July 4, 2015 and at January 3, 2015:

	July 4,	January 3,
	2015	2015
	(In thousands)
Other accrued liabilities	$32	$59
Other long-term liabilities	902	1,075

Total acquisition-related contingent consideration	$934	$1,134

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of July 4, 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at July 4, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$934	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.0% 20.0% - 80.0% (48.0%)

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, photovoltaic (“PV”) manufacturing, and display cover panel manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Opening balance	$1,352	$1,331	$1,186	$1,647
Expenditures incurred under warranties	(91)	(217)	(222)	(523)
Accruals for product warranties issued during the reporting period	203	219	600	504
Adjustments to previously existing warranty accruals	(186)	(177)	(286)	(472)

Closing balance	$1,278	$1,156	$1,278	$1,156

The following table displays the balance sheet classification of the warranty provision account at July 4, 2015 and at January 3, 2015:

	July 4,	January 3,
	2015	2015
	(In thousands)
Other accrued liabilities	$1,037	$1,022
Other long-term liabilities	241	164

Total warranty provision	$1,278	$1,186

8.	Guarantees

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

Letters of Credit

As of July 4, 2015, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 4, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,651	$—	$—	$5,651
Money market funds	10,566	—	—	10,566

Total cash and cash equivalents	$16,217	$—	$—	$16,217
Short-term investments:
Commercial paper	$4,996	$—	$—	$4,996
Corporate bonds and medium-term notes	14,236	7	2	14,241
Municipal bonds	3,291	3	—	3,294
U.S. treasury and agency securities	8,997	11	—	9,008

Total short-term investments	$31,520	$21	$2	$31,539
Long-term investments:
Corporate bonds and medium-term notes	$3,036	$2	$2	$3,036
Municipal bonds	2,731	—	—	2,731
U.S. treasury and agency securities	3,492	5	—	3,497

Total long-term investments	$9,259	$7	$2	$9,264

Total cash, cash equivalents, and investments	$56,996	$28	$4	$57,020

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	January 3, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$4,948	$—	$—	$4,948
Money market funds	16,534	—	—	16,534

Total cash and cash equivalents	$21,482	$—	$—	$21,482
Short-term investments:
Commercial paper	$2,995	$2	$—	$2,997
Corporate bonds and medium-term notes	21,203	2	6	21,199
Municipal bonds	5,392	11	1	5,402

Total short-term investments	$29,590	$15	$7	$29,598
Long-term investments:
Corporate bonds and medium-term notes	$6,266	$1	$4	$6,263
Municipal bonds	2,290	—	8	2,282
U.S. treasury and agency securities	8,995	3	1	8,997

Total long-term investments	$17,551	$4	$13	$17,542

Total cash, cash equivalents, and investments	$68,623	$19	$20	$68,622

The contractual maturities of available-for-sale securities at July 4, 2015 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$42,086	$42,105
Due after one through two years	9,259	9,264

	$51,345	$51,369

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 4, 2015.

	July 4, 2015
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$5,041	$4	$—	$—

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of July 4, 2015.

	Fair Value Measurements at July 4, 2015
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$10,566	$10,566	$—
U.S. treasury and agency securities	12,505	10,504	2,001
Commercial paper	4,996	—	4,996
Corporate bonds and medium-term notes	17,277	—	17,277
Municipal bonds	6,025	—	6,025

Total recurring fair value measurements	$51,369	$21,070	$30,299

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 4, 2015 and January 3, 2015:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	July 4, 2015	January 3, 2015	July 4, 2015			January 3, 2015			July 4, 2015			January 3, 2015
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,220	$2,647	(a	)	$13	(a	)	$10	(b	)	$2	(b	)	$4

Total Hedges	$1,220	$2,647			$13			$10			$2			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At July 4, 2015, $10.7 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands, except per share amounts)
Shares of common stock repurchased	1,128	58	1,571	195
Cost of stock repurchased	$6,293	$419	$9,280	$1,469
Average price paid per share	$5.55	$7.21	$5.88	$7.49

Intevac records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If Intevac reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against accumulated deficit.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended July 4, 2015 and June 28, 2014, are as follows.

	Three Months Ended			Six Months Ended
	July 4, 2015
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$620	$28	$648	$620	$(1)	$619
Other comprehensive income (loss) before reclassification	(35)	(4)	(39)	(35)	25	(10)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(35)	(4)	(39)	(35)	25	(10)

Ending balance	$585	$24	$609	$585	$24	$609

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 28, 2014
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$660	$39	$699	$691	$34	$725
Other comprehensive income (loss) before reclassification	15	(11)	4	(16)	(6)	(22)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	15	(11)	4	(16)	(6)	(22)

Ending balance	$675	$28	$703	$675	$28	$703

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4 2015	June 28, 2014
	(In thousands, except per share amounts)
Net income (loss)	$12	$(5,007)	$(2,881)	$(9,528)

Weighted-average shares – basic	22,630	23,927	22,929	23,892
Effect of dilutive potential common shares	282	—	—	—

Weighted-average shares – diluted	22,912	23,927	22,929	23,892

Net loss per share – basic and diluted	$—	$(0.21)	$(0.13)	$(0.40)

Antidilutive shares based on employee awards excluded	2,085	1,977	2,273	1,911

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 4, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and six months ended July 4, 2015 and June 28, 2014 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Thin-film Equipment	$11,494	$3,762	$22,122	$12,809
Photonics	8,964	10,953	18,221	18,921

Total segment net revenues	$20,458	$14,715	$40,343	$31,730

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Thin-film Equipment	$6	$(5,667)	$(3,291)	$(9,808)
Photonics	1,275	2,567	2,752	3,475

Total income (loss) from segment operations	1,281	(3,100)	(539)	(6,333)

Unallocated costs	(998)	(2,146)	(2,118)	(3,637)

Income (loss) from operations	283	(5,246)	(2,657)	(9,970)
Interest income and other, net	(13)	120	66	192

Income (loss) before income taxes	$270	$(5,126)	$(2,591)	$(9,778)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of July 4, 2015 and January 3, 2015 are as follows:

Assets

	July 4, 2015	January 3, 2015
	(In thousands)
Thin-film Equipment	$28,791	$30,670
Photonics	17,094	17,126

Total segment assets	45,885	47,796

Cash, cash equivalents and investments	57,020	68,622
Restricted cash	1,780	1,780
Deferred income taxes	63	5
Other current assets	929	989
Common property, plant and equipment	1,056	1,083

Consolidated total assets	$106,733	$120,275

14.	Restructuring Charges

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

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the 2014 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of July 4, 2015, activities related to the 2014 Plan were complete.

The changes in restructuring reserves associated with the Plans for the three and six months ended July 4, 2015 and June 28, 2014 are as follows.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
	Severance and other employee-related costs
	(In thousands)
Beginning balance	$—	$—	$—	$—
Provision for restructuring reserves	—	61	148	288
Cash payments made	(— )	(61)	(148)	(288)

Ending balance	$—	$—	$—	$—

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15.	Income Taxes

Intevac recorded an income tax provision of $258,000 and $290,000 for the three and six months ended July 4, 2015, respectively. Intevac recorded income tax benefits of $119,000 and $250,000 for the three and six months ended June 28, 2014, respectively. In the three months ended July 4, 2015, Intevac recorded a $262,000 income tax charge for audit considerations in foreign jurisdictions as a discrete item for the period.

The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three and six month periods ended July 4, 2015 and June 28, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three and six months ended July 4, 2015 due to having full valuation allowances on the Singapore deferred tax assets.

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

Intevac’s results are driven by worldwide demand for hard disk drives, which in turn depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Demand for Intevac’s equipment is impacted by Intevac’s customers’ relative market share positions and production capacity needs. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products for PV solar cell manufacturing and most recently a thin-film physical vapor deposition (“PVD”) application for protective coating for display cover panel manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and six months ended July 4, 2015 and June 28, 2014:

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$20,458	$14,715	$5,743	$40,343	$31,730	$8,613
Gross profit	$7,806	$5,211	$2,595	$14,727	$10,021	$4,706
Gross margin percent	38.2%	35.4%	2.8 points	36.5%	31.6%	4.9 points
Income (loss) from operations	$283	$(5,246)	$5,529	$(2,657)	$(9,970)	$7,313
Net income (loss)	$12	$(5,007)	$5,019	$(2,881)	$(9,528)	$6,647
Net income (loss) per diluted share	$—	$(0.21)	$0.21	$(0.13)	$(0.40)	$0.27

Net revenues for the second quarter of fiscal 2015 increased compared to the same period in the prior year primarily due to higher equipment sales to disk manufacturers, offset in part by lower Photonics’ contract research and development (“R&D”) and lower Photonics’ product sales. Higher net income for the second quarter of fiscal 2015 compared to the same period in the prior year is due to higher revenue, higher gross margins and lower operating expenses as a result of costs recovered under a Non-Recurring Engineering (“NRE”) arrangement and cost reduction efforts. Operating costs in the second quarter of fiscal 2014 included costs associated with a contested Board of Directors election.

Net revenues for the first six months of fiscal 2015 increased compared to the same period in the prior year primarily due to higher equipment sales to disk manufacturers and higher Photonics’ product sales offset in part by lower Photonics’ contract R&D. Intevac recognized revenue on one 200 Lean system in the first half of both fiscal 2015 and fiscal 2014. Thin-film Equipment also recognized revenue in the first half of fiscal 2015 on the first VERTEX™ coating system for display cover panels.The net loss for the first six months of fiscal 2015 decreased compared to the same period in the prior year due to higher revenues, higher gross margins and lower operating expenses as a result of costs recovered under a NRE arrangement and cost reduction efforts.

In fiscal 2015, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand and the company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2014. In 2015, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for display cover panels and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2015, Intevac expects that Photonics business levels will be slightly down from 2014 levels as Intevac expects lower revenues from contract R&D as several contracts completed in early 2015.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LithoPrime™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
Thin-film Equipment	$11,494	$3,762	$7,732	$22,122	$12,809	$9,313
Photonics:
Products	7,152	8,276	(1,124)	14,606	12,549	2,057
Contract R&D	1,812	2,677	(865)	3,615	6,372	(2,757)

	8,964	10,953	(1,989)	18,221	18,921	(700)

Total net revenues	$20,458	$14,715	$5,743	$40,343	$31,730	$8,613

Thin-film Equipment revenue for the three months ended July 4, 2015 increased over the same period in the prior year as a result of higher sales of technology upgrades and revenue recognized under a NRE arrangement, offset in part by lower sales of service and spare parts. Thin-film Equipment revenue for the six months ended July 4, 2015 increased over the same period in the prior year as a result of higher sales of technology upgrades, service and spare parts and revenue recognized under a NRE arrangement. Thin-film Equipment revenue for both the six months ended July 4, 2015 and June 28, 2014 included revenue recognized for one 200 Lean system. Thin-film Equipment revenue for the six months ended July 4, 2015 included the first VERTEX coating system for display cover panels. Thin-film Equipment revenue for both the six months ended July 4, 2015 and June 28, 2014 did not include any sales of solar tools.

Photonics revenue for the three month period ended July 4, 2015 decreased from the same period in the prior year as a result of lower product sales revenues and lower contract R&D work. The decrease in product sales revenues resulted from lower average sales prices for the Apache pilot night viewing camera during 2015. Photonics revenue for the six months ended July 4, 2015 decreased over the same period in the prior year as a result of lower contract R&D work offset in part by increased product sales. The increase in product sales resulted from the ramp in production deliveries for the Apache camera during 2014.

Backlog

	July 4, 2015	January 3, 2015	June 28, 2014
	(In thousands)
Thin-film Equipment	$14,002	$17,743	$8,613
Photonics	29,507	30,683	37,772

Total backlog	$43,509	$48,426	$46,385

Thin-film Equipment backlog at July 4, 2015 included one PV deposition system and one PV implant system. Thin-film Equipment backlog at January 3, 2015 included one 200 Lean system, one PV deposition system, one PVD coating system for display cover panels and one PV implant system. Thin-film Equipment backlog at June 28, 2014 included one PV deposition system and one PVD coating system for display cover panels.

Revenue by geographic region

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
United States	$10,976	$10,843	$133	$27,590	$25,351	$2,239
Asia	8,745	2,937	5,808	11,133	4,417	6,716
Europe	737	935	(198)	1,620	1,962	(342)

Total net revenues	$20,458	$14,715	$5,743	$40,343	$31,730	$8,613

International sales include products shipped to overseas operations of U.S. companies. U.S. sales in both 2015 and 2014 included the delivery of a 200 Lean system to a U.S. factory of a U.S. customer. The increase in sales to the U.S. region in 2015 versus 2014 was primarily due to revenue recognized under a NRE arrangement with a U.S. PV customer. The increase in sales to the Asia region in 2015 versus 2014 was primarily due higher sales of technology upgrades to disk manufacturers and to the sale of the first VERTEX coating system for display cover panels. The decrease in sales to the Europe region in 2015 versus 2014 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$4,714	$312	$4,402	$7,740	$2,317	$5,423
% of Thin-film Equipment net revenues	41.0%	8.3%		35.0%	18.1%
Photonics gross profit	$3,092	$4,899	$(1,807)	$6,987	$7,704	$(717)
% of Photonics net revenues	34.5%	44.7%		38.3%	40.7%
Total gross profit	$7,806	$5,211	$2,595	$14,727	$10,021	$4,706
% of net revenues	38.2%	35.4%		36.5%	31.6%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 41.0% in the three months ended July 4, 2015 compared to 8.3% in the three months ended June 28, 2014 and was 35.0% in the six months ended July 4, 2015 compared to 18.1% in the six months ended June 28, 2014. The improvement in gross margin for the three and six months ended July 4, 2015 was due primarily to higher upgrades shipments and lower inventory provisions. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 34.5% in the three months ended July 4, 2015 compared to 44.7% in the three months ended June 28, 2014 and was 38.3% in the six months ended July 4, 2015 compared to 40.7% in the six months ended June 28, 2014. The lower gross margin for the three months ended July 4, 2015 was due to lower margins on products, higher manufacturing engineering costs and higher inventory provisions. The lower gross margin for the six months ended July 4, 2015 was due to lower margins on products and contract R&D, higher manufacturing engineering costs, and higher warranty costs, offset in part by lower inventory provisions. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
Research and development expense	$2,947	$4,558	$(1,611)	$7,555	$8,831	$(1,276)

Research and development spending decreased in Thin-film Equipment and in Photonics during the three and six month periods ended July 4, 2015 as compared to the same periods in the prior year. The decrease in Thin-film Equipment spending was due primarily to costs recovered under a NRE arrangement and from cost reduction initiatives, offset in part by increased PV development associated with the NRE arrangement. The decrease in Photonics spending was due primarily to engineering efforts expended for product support activities including yield improvements and manufacturing costs reductions and included in product cost of sales. Research and development expenses do not include costs of $1.2 million and $2.5 million for the three and six months ended July 4, 2015 respectively, or $2.0 million and $4.4 million for the three and six months ended June 28, 2014, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,576	$5,899	$(1,323)	$9,829	$11,160	$(1,331)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended July 4, 2015 decreased compared to the same periods in the prior year. Lower variable compensation program expense and savings from cost reduction initiatives, were offset by increased equity compensation expense. Selling, general and administrative spending in the three and six months ended June 28, 2014 also included professional service costs associated with a contested Board of Directors election.

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

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 5 percent. The total cost of implementing the 2014 Plan was $227,000 of which $43,000 was reported under cost of net revenues and $184,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2014 Plan occurred in the first quarter of fiscal 2014. As of July 4, 2015, activities related to the 2014 Plan were complete.

Interest income and other, net

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
Interest income and other, net	$(13)	$120	$(133)	$66	$192	$(126)

Interest income and other, net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for (benefit from) income taxes

	Three months ended			Six months ended
	July 4, 2015	June 28, 2014	Change over prior period	July 4, 2015	June 28, 2014	Change over prior period
	(In thousands)
Provision for (benefit from) income taxes	$258	$(119)	$377	$290	$(250)	$540

Intevac recorded an income tax provision of $258,000 and $290,000 for the three and six months ended July 4, 2015, respectively. Intevac recorded income tax benefits of $119,000 and $250,000 for the three and six months ended June 28, 2014, respectively. In the three months ended July 4, 2015, Intevac recorded a $262,000 income tax charge for audit considerations in foreign jurisdictions as a discrete item for the period.

The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three and six month periods ended July 4, 2015 and June 28, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three and six months ended July 4, 2015 due to having full valuation allowances on the Singapore deferred tax assets.

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

Liquidity and Capital Resources

At July 4, 2015, Intevac had $57.0 million in cash, cash equivalents, and investments compared to $68.6 million at January 3, 2015. During the first six months of 2015, cash, cash equivalents and investments decreased by $11.6 million due primarily to repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans and cash generated by operating activities.

Cash, cash equivalents and investments consist of the following:

	July 4, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$16,217	$21,482
Short-term investments	31,539	29,598
Long-term investments	9,264	17,542

Total cash, cash equivalents and investments	$57,020	$68,622

Operating activities generated cash of $148,000 during the first six months of 2015 and used cash of $2.6 million during the first six months of 2014. The increase in cash generated by operating activities was due primarily to a smaller net loss and lower cash bonus payments as fiscal 2014 bonuses were primarily settled in RSUs.

Accounts receivable totaled $11.4 million at July 4, 2015 compared to $12.1 million at January 3, 2015. Net inventories totaled $18.5 million at July 4, 2015 compared to $19.2 million at January 3, 2015. Accounts payable totaled $4.2 million at July 4, 2015 compared to $4.6 million at January 3, 2015. Other accrued liabilities decreased to $6.3 million at July 4, 2015 compared to $8.3 million at January 3, 2015. Other accrued liabilities at July 4, 2015 included $4.1 million of deferred revenue associated with two completed systems at customer sites that are undergoing installation and acceptance testing. Other accrued liabilities at January 3, 2015 included $4.3 million of deferred revenue associated with two completed systems at customer sites that were undergoing installation and acceptance testing and an accrual of $2.1 million for unsettled trades for purchases of investments at January 3, 2015. Customer advances decreased from $2.6 million at January 3, 2015 to $557,000 at July 4, 2015.

Investing activities generated cash of $2.6 million during the first six months of 2015. Proceeds from sales of investments net of purchases totaled $4.1 million. Capital expenditures for the six months ended July 4, 2015 were $1.5 million.

Financing activities in the first six months of 2015 used cash of $8.0 million. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $910,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $8.9 million for the six months ended July 4, 2015.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of July 4, 2015, approximately $7.4 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.3 million in capital expenditures during the remainder of 2015.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of July 4, 2015. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2014 Form 10-K. Management believes that there has been no significant change during the six months ended July 4, 2015 to the items identified as critical accounting policies in Intevac’s 2014 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at July 4, 2015.

	2015	2016	2017	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$10,566	—	—	$10,566	$10,566
Weighted-average rate	0.07%	—	—
Short-term investments
Fixed rate amounts	$11,739	$17,779	—	$29,518	$29,537
Weighted-average rate	1.54%	0.95%	—
Variable rate amounts	$2,002	—	—	$2,002	$2,002
Weighted-average rate	0.58%	—	—
Long-term investments
Fixed rate amounts	—	$3,746	$5,513	$9,259	$9,264
Weighted-average rate	—	2.24%	0.86%
Total investment portfolio	$24,307	$21,525	$5,513	$51,345	$51,369

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30, 60, 210 and 240 days. The notional amount of Company’s foreign currency derivatives was $1.2 million at July 4, 2015 and $2.6 million at January 3, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 4, 2015, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2015.

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

Our quarterly revenues and common stock price have fluctuated significantly. We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks as well as cell phones and PV solar cells our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.

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

The following table provides information as of July 4, 2015 with respect to the shares of common stock repurchased by Intevac during the second quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
April 5, 2015 to May 2, 2015	223	$5.45	$1,224	223	$15,799
May 3, 2015 to May 30, 2015	320	$5.39	$1,732	320	$14,067
May 31, 2015 to July 4, 2015	585	$5.68	$3,337	585	$10,730

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 4, 2015	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)