Form 10-Q
period 2015-10-03
INTEVAC INC
filed 2015-11-03
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

On October 30, 2015, 21,848,619 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2015	January 3, 2015
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:

Cash and cash equivalents	$18,034	$21,482
Short-term investments	29,021	29,598
Trade and other accounts receivable, net of allowances of $0 at both October 3, 2015 and at January 3, 2015	13,558	12,087
Inventories	15,659	19,212
Prepaid expenses and other current assets	1,728	1,727

Total current assets	78,000	84,106
Property, plant and equipment, net	11,934	12,826
Long-term investments	7,303	17,542
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $5,061 at October 3, 2015 and $4,421 at January 3, 2015	3,326	3,966
Deferred income taxes and other long-term assets	1,540	55

Total assets	$103,883	$120,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$4,233	$4,640
Accrued payroll and related liabilities	3,610	3,977
Other accrued liabilities	3,806	8,277
Customer advances	4,413	2,551

Total current liabilities	16,062	19,445
Other long-term liabilities	2,509	2,200
Stockholders’ equity:
Common stock, $0.001 par value	22	23
Additional paid-in capital	165,668	161,271
Treasury stock, 3,329 shares at October 3, 2015 and 1,426 shares at January 3, 2015	(20,937)	(9,989)
Accumulated other comprehensive income	493	619
Accumulated deficit	(59,934)	(53,294)

Total stockholders’ equity	85,312	98,630

Total liabilities and stockholders’ equity	$103,883	$120,275

Note:  Amounts as of January 3, 2015 are derived from the January 3, 2015 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$16,320	$12,293	$53,049	$37,652
Technology development	2,098	2,464	5,713	8,836

Total net revenues	18,418	14,757	58,762	46,488
Cost of net revenues:
Systems and components	12,118	8,067	35,191	25,344
Technology development	1,388	1,875	3,931	6,308

Total cost of net revenues	13,506	9,942	39,122	31,652

Gross profit	4,912	4,815	19,640	14,836
Operating expenses:
Research and development	3,956	3,986	11,511	12,817
Selling, general and administrative	4,736	4,913	14,565	16,074

Total operating expenses	8,692	8,899	26,076	28,891

Loss from operations	(3,780)	(4,084)	(6,436)	(14,055)
Interest income and other income (expense), net	23	113	88	306

Loss before income taxes	(3,757)	(3,971)	(6,348)	(13,749)
Provision for (benefit from) income taxes	2	(412)	292	(662)

Net loss	$(3,759)	$(3,559)	$(6,640)	$(13,087)

Net loss per share:
Basic and diluted	$(0.17)	$(0.15)	$(0.29)	$(0.55)

Weighted average common shares outstanding:
Basic and diluted	22,004	23,657	22,621	23,814

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(Unaudited)
	(In thousands)
Net loss	$(3,759)	$(3,559)	$(6,640)	$(13,087)

Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	(1)	(9)	24	(15)
Foreign currency translation gains (losses)	(115)	5	(150)	(11)

Other comprehensive loss, before tax	(116)	(4)	(126)	(26)
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive loss, net of tax	(116)	(4)	(126)	(26)

Comprehensive loss	$(3,875)	$(3,563)	$(6,766)	$(13,113)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 3, 2015	September 27, 2014
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(6,640)	$(13,087)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,453	3,495
Net amortization of investment premiums and discounts	265	505
Equity-based compensation	2,649	2,219
Change in the fair value of acquisition-related contingent consideration	(350)	19
Deferred income taxes	(28)	(417)
Loss on disposal of equipment	270	—
Changes in operating assets and liabilities	(53)	5,313

Total adjustments	6,206	11,134

Net cash and cash equivalents used in operating activities	(434)	(1,953)
Investing activities
Purchases of investments	(17,434)	(27,378)
Proceeds from sales and maturities of investments	25,950	39,125
Proceeds from sale of equipment	11	13
Increase in restricted cash	—	(1,000)
Purchases of leasehold improvements and equipment	(2,200)	(2,300)

Net cash and cash equivalents provided by investing activities	6,327	8,460
Financing activities
Common stock repurchases	(10,879)	(7,150)
Net proceeds from issuance of common stock	1,691	2,246

Net cash and cash equivalents used in financing activities	(9,188)	(4,904)
Effect of exchange rate changes on cash	(153)	(10)

Net increase (decrease) in cash and cash equivalents	(3,448)	1,593
Cash and cash equivalents at beginning of period	21,482	20,121

Cash and cash equivalents at end of period	$18,034	$21,714

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 3, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Intevac’s results of operations for the nine months ended October 3, 2015 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all affected entities. As a result, ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018. The Company is currently evaluating the potential impact of the new revenue recognition guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new guidance requires inventories to be valued at the lower of cost or net realizable value. This ASU will be effective for Intevac in the first quarter of fiscal 2017, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU No. 2015-05, “Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. This ASU will be effective for Intevac in the first quarter of fiscal 2016 and may be adopted either retrospectively or prospectively. The adoption of this ASU will not have any effect on our consolidated financial position, results of operations or cash flows.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	October 3, 2015	January 3, 2015
	(In thousands)
Raw materials	$11,943	$10,684
Work-in-progress	1,929	2,299
Finished goods	1,787	6,229

	$15,659	$19,212

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing as well as evaluation inventory.

4.	Equity-Based Compensation

At October 3, 2015, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs” also referred to as “performance units”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended October 3, 2015 and September 27, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Equity-based compensation by type of award:
Stock options	$265	$371	$707	$765
RSUs	482	402	1,216	1,070
ESPP awards	240	83	726	384

Total equity-based compensation	$987	$856	$2,649	$2,219

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

Option activity as of October 3, 2015 and changes during the nine months ended October 3, 2015 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 3, 2015	2,584,935	$8.26
Options granted	432,375	$5.53
Options cancelled and forfeited	(527,257)	$9.69
Options exercised	(52,521)	$4.41

Options outstanding at October 3, 2015	2,437,532	$7.54

Vested and expected to vest at October 3, 2015	2,280,212	$7.64
Options exercisable at October 3, 2015	1,396,960	$8.58

Intevac issued 374,000 shares under the ESPP during the nine months ended October 3, 2015.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Stock Options:
Weighted-average fair value of grants per share	$1.78	$2.77	$2.06	$3.13
Expected volatility	45.87%	50.30%	46.25%	52.36%
Risk free interest rate	1.09%	1.24%	1.41%	1.36%
Expected term of options (in years)	3.95	3.92	3.99	4.31
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.69	$1.79	$2.14	$2.08
Expected volatility	41.22%	47.11%	43.45%	44.00%
Risk free interest rate	0.69%	0.13%	0.45%	0.11%
Expected term of purchase rights (in years)	1.90	0.50	1.36	0.69
Dividend yield	None	None	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 3, 2015	350,429	$6.62
Granted	338,961	$6.03
Vested	(103,560)	$7.08
Cancelled and forfeited	(26,788)	$6.29

Non-vested RSUs at October 3, 2015	559,042	$6.19

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. In fiscal 2015 and fiscal 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at October 3, 2015 and September 27, 2014, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2015, the fiscal 2014 annual bonus for certain participants was settled with RSUs with one year vesting, 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense related to the annual incentive plan of $133,000 and $205,000, respectively for the three and nine months ended October 3, 2015 and $130,000 and $452,000, respectively for the three and nine months ended September 27, 2014.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of October 3, 2015 are as follows.

	October 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(4,196)	$2,976
Photonics	1,215	(865)	350

	$8,387	$(5,061)	$3,326

Total amortization expense of finite-lived intangibles for the three and nine months ended October 3, 2015 was $213,000 and $640,000.

As of October 3, 2015, future amortization expense is expected to be as follows.

(In thousands)
2015	$213
2016	853
2017	755
2018	615
2019	615
Thereafter	275

$3,326

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on October 3, 2015 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of October 3, 2015, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in loss from operations within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Opening balance	$934	$1,481	$1,134	$1,384
Changes in fair value	(150)	(78)	(350)	19

Closing balance	$784	$1,403	$784	$1,403

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at October 3, 2015 and at January 3, 2015:

	October 3, 2015	January 3, 2015
	(In thousands)
Other accrued liabilities	$33	$59
Other long-term liabilities	751	1,075

Total acquisition-related contingent consideration	$784	$1,134

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of October 3, 2015. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at October 3, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
		(In thousands, except for percentages)
Revenue Earnout	$784	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	13.5% 10.0% - 80.0% (34.0%)

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, photovoltaic (“PV”) manufacturing and display cover panel manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Opening balance	$1,278	$1,156	$1,186	$1,647
Expenditures incurred under warranties	(77)	(152)	(297)	(674)
Accruals for product warranties issued during the reporting period	139	129	738	633
Adjustments to previously existing warranty accruals	(169)	(74)	(456)	(547)

Closing balance	$1,171	$1,059	$1,171	$1,059

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the warranty provision account at October 3, 2015 and at January 3, 2015:

	October 3, 2015	January 3, 2015
	(In thousands)
Other accrued liabilities	$952	$1,022
Other long-term liabilities	219	164

Total warranty provision	$1,171	$1,186

8.	Guarantees

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

Letters of Credit

As of October 3, 2015, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	October 3, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$5,409	$—	$—	$5,409
Money market funds	12,061	—	—	12,061
Commercial paper	564	—	—	564

Total cash and cash equivalents	$18,034	$—	$—	$18,034
Short-term investments:
Commercial paper	$1,999	$—	$—	$1,999
Corporate bonds and medium-term notes	13,204	4	2	13,206
Municipal bonds	4,804	4	—	4,808
U.S. treasury and agency securities	8,998	10	—	9,008

Total short-term investments	$29,005	$18	$2	$29,021
Long-term investments:
Corporate bonds and medium-term notes	$3,354	$2	$3	$3,353
Municipal bonds	448	—	—	448
U.S. treasury and agency securities	3,494	8	—	3,502

Total long-term investments	$7,296	$10	$3	$7,303

Total cash, cash equivalents, and investments	$54,335	$28	$5	$54,358

	January 3, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$4,948	$—	$—	$4,948
Money market funds	16,534	—	—	16,534

Total cash and cash equivalents	$21,482	$—	$—	$21,482
Short-term investments:
Commercial paper	$2,995	$2	$—	$2,997
Corporate bonds and medium-term notes	21,203	2	6	21,199
Municipal bonds	5,392	11	1	5,402

Total short-term investments	$29,590	$15	$7	$29,598
Long-term investments:
Corporate bonds and medium-term notes	$6,266	$1	$4	$6,263
Municipal bonds	2,290	—	8	2,282
U.S. treasury and agency securities	8,995	3	1	8,997

Total long-term investments	$17,551	$4	$13	$17,542

Total cash, cash equivalents, and investments	$68,623	$19	$20	$68,622

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at October 3, 2015 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,630	$41,646
Due after one through two years	7,296	7,303

	$48,926	$48,949

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of October 3, 2015.

	October 3, 2015
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$9,329	$5	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of October 3, 2015.

	Fair Value Measurements at October 3, 2015
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$12,061	$12,061	$—
U.S. treasury and agency securities	12,510	10,509	2,001
Commercial paper	2,563	—	2,563
Corporate bonds and medium-term notes	16,559	—	16,559
Municipal bonds	5,256	—	5,256

Total recurring fair value measurements	$48,949	$22,570	$26,379

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of October 3, 2015 and January 3, 2015:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instruments	October 3, 2015	January 3, 2015	October 3, 2015			January 3, 2015			October 3, 2015			January 3, 2015
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$811	$2,647	(a	)	$6	(a	)	$10	(b	)	$3	(b	)	$4

Total Hedges	$811	$2,647			$6			$10			$3			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At October 3, 2015, $9.1 million remained available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands, except per share amounts)
Shares of common stock repurchased	331	868	1,903	1,063
Cost of stock repurchased	$1,670	$6,007	$10,950	$7,476
Average price paid per share	$5.01	$6.89	$5.73	$7.00

Intevac records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If Intevac reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended October 3, 2015 and September 27, 2014, are as follows.

	Three Months Ended			Nine Months Ended
	October 3, 2015
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$585	$24	$609	$620	$(1)	$619
Other comprehensive income (loss) before reclassification	(115)	(1)	(116)	(150)	24	(126)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(115)	(1)	(116)	(150)	24	(126)

Ending balance	$470	$23	$493	$470	$23	$493

	Three Months Ended			Nine Months Ended
	September 27, 2014
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$675	$28	$703	$691	$34	$725
Other comprehensive income (loss) before reclassification	5	(9)	(4)	(11)	(15)	(26)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	5	(9)	(4)	(11)	(15)	(26)

Ending balance	$680	$19	$699	$680	$19	$699

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands, except per share amounts)
Net loss	$(3,759)	$(3,559)	$(6,640)	$(13,087)
Weighted-average shares – basic	22,004	23,657	22,621	23,814
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	22,004	23,657	22,621	23,814

Net loss per share – basic and diluted	$(0.17)	$(0.15)	$(0.29)	$(0.55)

Antidilutive shares based on employee awards excluded	2,416	2,401	2,321	2,074

Potentially dilutive common shares consist of shares issuable upon exercise of employee stock options and vesting of RSUs and are excluded from the calculation of diluted EPS when their effect would be anti-dilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of October 3, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.

Intevac derives the segment results from its internal management reporting system. The accounting policies Intevac uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net revenues and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Intevac manages certain operating expenses separately at the corporate level. Intevac allocates certain of these corporate expenses to the segments in an amount equal to 3% of net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, gains and losses on divestitures and sales of intellectual property, and/or unallocated costs in measuring the performance of the reportable segments.

The Thin-film Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the hard drive, solar cell and display cover panel industries, as well as other adjacent thin-film markets.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three and nine months ended October 3, 2015 and September 27, 2014 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Thin-film Equipment	$9,192	$3,375	$31,314	$16,184
Photonics	9,226	11,382	27,448	30,304

Total segment net revenues	$18,418	$14,757	$58,762	$46,488

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Thin-film Equipment	$(3,935)	$(5,872)	$(7,226)	$(15,681)
Photonics	1,308	3,120	4,060	6,595

Total segment operating income (loss)	(2,627)	(2,752)	(3,166)	(9,086)

Unallocated costs	(1,153)	(1,332)	(3,270)	(4,969)

Loss from operations	(3,780)	(4,084)	(6,436)	(14,055)
Interest income and other income (expense), net	23	113	88	306

Loss before income taxes	$(3,757)	$(3,971)	$(6,348)	$(13,749)

Total assets for each reportable segment as of October 3, 2015 and January 3, 2015 are as follows:

Assets

	October 3, 2015	January 3, 2015
	(In thousands)
Thin-film Equipment	$28,134	$30,670
Photonics	16,157	17,126

Total segment assets	44,291	47,796

Cash, cash equivalents and investments	54,358	68,622
Restricted cash	1,780	1,780
Deferred income taxes	81	5
Other current assets	1,051	989
Common property, plant and equipment	886	1,083
Other assets	1,436	—

Consolidated total assets	$103,883	$120,275

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —   (Continued)

(Unaudited)

14.	Restructuring Charges

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis. As of October 3, 2015, activities related to the 2015 Plan were complete.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the 2014 Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. As of October 3, 2015, activities related to the 2014 Plan were complete.

The changes in restructuring reserves associated with the Plans for the three and nine months ended October 3, 2015 and September 27, 2014 are as follows.

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	Severance and other employee-related costs
	(In thousands)
Beginning balance	$—	$—	$—	$—
Provision for restructuring reserves	—	—	148	288
Cash payments made	—	—	(148)	(288)

Ending balance	$—	$—	$—	$—

15.	Income Taxes

Intevac recorded an income tax provision of $2,000 and $292,000 for the three and nine months ended October 3, 2015, respectively. Intevac recorded income tax benefits of $412,000 and $662,000 for the three and nine months ended September 27, 2014, respectively. In the nine months ended October 3, 2015, Intevac recorded a $262,000 income tax charge for audit considerations in foreign jurisdictions as a discrete item for the period.

The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three and nine month periods ended October 3, 2015 and September 27, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three and nine months ended October 3, 2015 due to having full valuation allowances on the Singapore deferred tax assets.

The Singapore Inland Revenue Authority has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. These deposits of $1.4 million are included in other long-term assets at October 3, 2015. The ultimate outcome of this examination is subject to uncertainty, and the Company has a liability for its uncertain tax position in Singapore as of October 3, 2015 of $280,000. The Company’s management and its advisors continue to believe that the Company is more likely than

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

not to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months.

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

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive, solar cell and display cover panel industries. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk media, solar cells and display cover panels as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its equipment customers. Intevac’s equipment and service products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the display cover panel and solar markets and by worldwide demand for hard disk drives. Demand for hard disk drives depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for personal computers, enterprise data storage, including on-line, cloud storage and near-line applications, personal audio and video players and video game platforms that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for PV solar cell manufacturing and a thin-film physical vapor deposition (“PVD”) application for protective coating for display cover panel manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$18,418	$14,757	$3,661	$58,762	$46,488	$12,274
Gross profit	$4,912	$4,815	$97	$19,640	$14,836	$4,804
Gross margin percent	26.7%	32.6%	(5.9) points	33.4%	31.9%	1.5 points
Loss from operations	$(3,780)	$(4,084)	$304	$(6,436)	$(14,055)	$7,619
Net loss	$(3,759)	$(3,559)	$(200)	$(6,640)	$(13,087)	$6,447
Net loss per diluted share	$(0.17)	$(0.15)	$(0.02)	$(0.29)	$(0.55)	$0.26

Net revenues for the third quarter of fiscal 2015 increased compared to the same period in the prior year primarily due to revenue recognition of the first MATRIX™ PVD system for solar panels and higher equipment sales to disk manufacturers, offset in part by lower Photonics’ product sales and lower Photonics’ contract research and development (“R&D”). The operating loss for the third quarter of fiscal 2015 decreased compared to the same period in the prior year as a result of higher revenue and lower operating expenses. The net loss for the third quarter of fiscal 2014 was reduced by a tax benefit on the Singapore net operating loss. Intevac did not recognize a benefit on the Singapore net operating loss for the third quarter of fiscal 2015.

Net revenues for the first nine months of fiscal 2015 increased compared to the same period in the prior year primarily due to higher equipment sales to manufacturers of hard disk media, solar cells and display cover panels offset in part by lower Photonics’ contract R&D. In the first nine months of fiscal 2015, Thin-film Equipment recognized revenue on the first MATRIX PVD system for solar panels and the first VERTEX™ coating system for display cover panels. Thin-film Equipment recognized revenue on one 200 Lean system in the first nine months of both fiscal 2015 and fiscal 2014. The net loss for the first nine months of fiscal 2015 decreased compared to the same period in the prior year due to higher revenues, higher gross margins and lower operating expenses as a result of costs recovered under a NRE arrangement. Operating costs in the first nine months of fiscal 2014 included costs associated with a contested Board of Directors election. The net loss for the first nine months of fiscal 2014 was reduced by a tax benefit on the Singapore net operating loss. Intevac did not recognize a benefit on the Singapore net operating loss for the first nine months of fiscal 2015.

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

Results of Operations

Net revenues

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
Thin-film Equipment	$9,192	$3,375	$5,817	$31,314	$16,184	$15,130
Photonics
Products	$7,128	$8,918	$(1,790)	$21,735	$21,468	$267
Contract R&D	2,098	2,464	(366)	5,713	8,836	(3,123)

	9,226	11,382	(2,156)	27,448	30,304	(2,856)

Total net revenues	$18,418	$14,757	$3,661	$58,762	$46,488	$12,274

Thin-film Equipment revenue for the three months ended October 3, 2015 increased over the same period in the prior year as a result of revenue recognition of the first MATRIX PVD system for solar panels, and higher sales of technology upgrades, service and spare parts. Thin-film Equipment revenue for the nine months ended October 3, 2015 increased over the same period in the prior year as a result of revenue recognition of the first MATRIX PVD system for solar panels and the first VERTEX coating system for display cover panels, and higher sales of technology upgrades, service and spare parts and revenue recognized under a NRE arrangement. Thin-film Equipment revenue for both the nine months ended October 3, 2015 and September 27, 2014 included revenue recognized for one 200 Lean system. Thin-film Equipment revenue for the nine months ended September 27, 2014 did not include any sales of solar or display cover panel systems.

Photonics revenue for the three month period ended October 3, 2015 decreased from the same period in the prior year as a result of lower product sales revenues and lower contract R&D work. The decrease in product sales revenues resulted from lower average sales prices for the Apache pilot night viewing camera during 2015. Photonics revenue for the nine months ended October 3, 2015 decreased over the same period in the prior year as a result of lower contract R&D work offset in part by increased product sales.

Backlog

	October 3, 2015	January 3, 2015	September 27, 2014
	(In thousands)
Thin-film Equipment	$24,091	$17,743	$12,797
Photonics	28,668	30,683	31,146

Total backlog	$52,759	$48,426	$43,943

Thin-film Equipment backlog at October 3, 2015 included one PV deposition system, two PV implant systems and one PVD coating system for display cover panels. Thin-film Equipment backlog at January 3, 2015 included one 200 Lean system, one PV deposition system, one PVD coating system for display cover panels and one PV implant system. Thin-film Equipment backlog at September 27, 2014 included one 200 Lean system, one PV deposition system and one PVD coating system for display cover panels.

Revenue by geographic region

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
United States	$11,035	$10,810	$225	$38,626	$36,162	$2,464
Asia	7,237	2,853	4,384	18,370	7,270	11,100
Europe	146	1,094	(948)	1,766	3,056	(1,290)

Total net revenues	$18,418	$14,757	$3,661	$58,762	$46,488	$12,274

International sales include products shipped to overseas operations of U.S. companies. U.S. sales in both 2015 and 2014 included the delivery of a 200 Lean system to a U.S. factory of a U.S. customer. The increase in sales to the U.S. region in 2015 versus 2014 was primarily due to revenue recognized under a NRE arrangement with a U.S. PV customer. The increase in sales to the Asia region in 2015 versus 2014 was primarily due to higher sales of technology upgrades to disk manufacturers and to the sales of the first MATRIX PVD system for solar panels and the first VERTEX coating system for display cover panels. The decrease in sales to the Europe region in 2015 versus 2014 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$1,638	$(322)	$1,960	$9,379	$1,995	$7,384
% of Thin-film Equipment net revenues	17.8%	(9.5)%		30.0%	12.3%
Photonics gross profit	$3,274	$5,137	$(1,863)	$10,261	$12,841	$(2,580)

% of Photonics net revenues	35.5%	45.1%		37.4%	42.4%
Total gross profit	$4,912	$4,815	$97	$19,640	$14,836	$4,804
% of net revenues	26.7%	32.6%		33.4%	31.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 17.8% in the three months ended October 3, 2015 compared to (9.5)% in the three months ended September 27, 2014 and was 30.0% in the nine months ended October 3, 2015 compared to 12.3% in the nine months ended September 27, 2014. The improvement in gross margin for the three and nine months ended October 3, 2015 was due primarily to higher upgrades shipments and lower inventory provisions. Gross margin for the three and nine months ended October 3, 2015 reflected the lower margin on the first MATRIX PVD system for solar panels recognized for revenue. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 35.5% in the three months ended October 3, 2015 compared to 45.1% in the three months ended September 27, 2014 and was 37.4% in the nine months ended October 3, 2015 compared to 42.4% in the nine months ended September 27, 2014. The lower gross margin for the three months and nine months ended October 3, 2015 was due to lower margins on products, and higher manufacturing engineering costs, offset in part by lower inventory provisions. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
Research and development expense	$3,956	$3,986	$(30)	$11,511	$12,817	$(1,306)

Research and development spending increased in Thin-film Equipment and decreased in Photonics during the three month period ended October 3, 2015 as compared to the same period in the prior year. Research and development spending decreased in Thin-film Equipment and in Photonics during the nine month period ended October 3, 2015 as compared to the same period in the prior year. Thin-film Equipment spending increased for the three months ended October 3, 2015 primarily due to increased display cover panel development and implant PV development spending. Thin-film Equipment spending decreased for the nine months ended October 3, 2015 primarily due to costs recovered under a NRE arrangement and from cost reduction initiatives. The decrease in Photonics spending was due primarily to engineering efforts expended for product support activities including yield improvements and manufacturing costs reductions included in product cost of sales. Research and development expenses do not include costs of $1.4 million and $3.9 million for the three and nine months ended October 3, 2015 respectively, or $1.9 million and $6.3 million for the three and nine months ended September 27, 2014, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,736	$4,913	$(177)	$14,565	$16,074	$(1,509)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and nine months ended October 3, 2015 decreased compared to the same periods in the prior year. Lower variable compensation program expense and savings from cost reduction initiatives were offset by increased equity compensation expense. Selling, general and administrative spending in the nine months ended September 27, 2014 also included professional service costs associated with a contested Board of Directors election.

Cost reduction plans

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The total cost of implementing the Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis. As of October 3, 2015, activities related to the Plan were complete.

During the first quarter of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the 2014 Plan was $227,000 of which $43,000 was reported under cost of net revenues and $184,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2014 Plan occurred in the first quarter of fiscal 2014. As of October 3, 2015, activities related to the 2014 Plan were complete.

Interest income and other income (expense), net

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$23	$113	$(90)	$88	$306	$(218)

Interest income and other income (expense), net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for (benefit from) income taxes

	Three months ended			Nine months ended
	October 3, 2015	September 27, 2014	Change over prior period	October 3, 2015	September 27, 2014	Change over prior period
	(In thousands)
Provision for (benefit from) income taxes Income tax benefit	$2	$(412)	$414	$292	$(662)	$954

Intevac recorded an income tax provision of $2,000 and $292,000 for the three and nine months ended October 3, 2015, respectively. Intevac recorded income tax benefits of $412,000 and $662,000 for the three and nine months ended September 27, 2014, respectively. In the nine months ended October 3, 2015, Intevac recorded a $262,000 income tax charge for audit considerations in foreign jurisdictions as a discrete item for the period.

The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three and nine month periods ended October 3, 2015 and September 27, 2014 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three and nine months ended October 3, 2015 due to having full valuation allowances on the Singapore deferred tax assets.

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

Liquidity and Capital Resources

At October 3, 2015, Intevac had $54.4 million in cash, cash equivalents, and investments compared to $68.6 million at January 3, 2015. During the first nine months of 2015, cash, cash equivalents and investments decreased by $14.3 million due primarily to cash used by operating activities, repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	October 3, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$18,034	$21,482
Short-term investments	29,021	29,598
Long-term investments	7,303	17,542

Total cash, cash equivalents and investments	$54,358	$68,622

Operating activities used cash of $434,000 during the first nine months of 2015 and used cash of $2.0 million during the first nine months of 2014. The decrease in cash used by operating activities was due primarily to a smaller net loss and lower cash bonus payments as fiscal 2014 bonuses were primarily settled in RSUs, offset in part by changes in working capital.

Accounts receivable totaled $13.6 million at October 3, 2015 compared to $12.1 million at January 3, 2015. Net inventories totaled $15.7 million at October 3, 2015 compared to $19.2 million at January 3, 2015. The reduction in inventory is primarily a result of revenue recognition of the first MATRIX PVD system in the third quarter of fiscal 2015 which was included in finished goods at January 3, 2015. Accounts payable totaled $4.2 million at October 3, 2015 compared to $4.6 million at January 3, 2015. Other accrued liabilities decreased to $3.8 million at October 3, 2015 compared to $8.3 million at January 3, 2015. Other accrued liabilities at October 3, 2015 included $1.7 million of deferred revenue associated with a completed system at a customer site that is undergoing installation and acceptance testing. Other accrued liabilities at January 3, 2015 included $4.3 million of deferred revenue associated with two completed systems at customer sites that were undergoing installation and acceptance testing and an accrual of $2.1 million for unsettled trades for purchases of investments at January 3, 2015. Customer advances increased from $2.6 million at January 3, 2015 to $4.4 million at October 3, 2015.

Investing activities generated cash of $6.3 million during the first nine months of 2015. Proceeds from sales of investments net of purchases totaled $8.5 million. Capital expenditures for the nine months ended October 3, 2015 were $2.2 million.

Financing activities in the first nine months of 2015 used cash of $9.2 million. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.7 million. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $10.9 million for the nine months ended October 3, 2015.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of October 3, 2015, approximately $7.8 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.5 million to $3.5 million in capital expenditures during the remainder of 2015.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of October 3, 2015. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2014 Form 10-K. Management believes that there has been no significant change during the nine months ended October 3, 2015 to the items identified as critical accounting policies in Intevac’s 2014 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at October 3, 2015.

	2015	2016	2017	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$564	—	—	$564	$564
Weighted-average rate	0.40%	—	—
Variable rate amounts	$12,061	—	—	$12,061	$12,061
Weighted-average rate	0.10%	—	—
Short-term investments
Fixed rate amounts	$5,962	$21,042	—	$27,004	$27,020
Weighted-average rate	2.02%	1.09%	—
Variable rate amounts	$2,001	—	—	$2,001	$2,001
Weighted-average rate	0.62%	—	—
Long-term investments
Fixed rate amounts	—	$448	$6,848	$7,296	$7,303
Weighted-average rate	—	5.21%	1.02%
Total investment portfolio	$20,588	$21,490	$6,848	$48,926	$48,949

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30, 60, 210 and 240 days. The notional amount of Company’s foreign currency derivatives was $811,000 at October 3, 2015 and $2.6 million at January 3, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended October 3, 2015, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2015.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. We believe that our sales of systems for magnetic disk production will continue to be depressed through 2016.

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

The following table provides information as of October 3, 2015 with respect to the shares of common stock repurchased by Intevac during the third quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
July 5, 2015 to August 1, 2015	61	$5.98	$368	61	$10,362
August 2, 2015 to August 29, 2015	107	$4.82	$521	107	$9,841
August 30, 2015 to October 3, 2015	162	$4.78	$781	162	$9,060

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 3, 2015

	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2015

	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)