Form 10-K
period 2016-01-02
INTEVAC INC
filed 2016-02-17
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 4, 2015, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $ 106,155,213 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 17, 2016, 20,649,857 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Intevac’s business consists of two reportable segments:

Thin-film Equipment: Intevac is a leader in the design and development of high-productivity, thin-film processing systems. Our production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as the hard drive media, display cover panel (“DCP”), and solar photovoltaic (“PV”) markets we serve currently.

Photonics: Intevac is a leading developer of advanced high-sensitivity digital sensors, cameras and systems that primarily serve the defense industry. We are the provider of integrated digital night vision imaging systems for the U.S. military.

Intevac was incorporated in California in October 1990 and was reincorporated in Delaware in 2007.

Thin-film Equipment Segment

Hard Disk Drive Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in hard disk drives. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 60% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital, including its wholly-owned subsidiary HGST, Fuji Electric, and Showa Denko.

Hard disk drives are a primary storage medium for digital data including nearline “cloud” applications and are used in products and applications such as personal computers (“PCs”), enterprise data storage, video players and video game consoles. Intevac believes that hard disk drive media shipments will continue to grow over time, driven by continued high growth rates in digitally-stored data, by the slowing of areal density improvements, by the increase in demand for nearline drives for cloud storage, an increasing tie ratio (for the average number of hard disks per drive) and by new and emerging applications. In the hard drive industry, the projected growth rates for digitally-stored data exceed the rate of areal density improvements, at the same time as the tie ratio is increasing, which results in demand for magnetic disks outpacing hard disk drive units.

In recent years the hard disk drive business has been negatively impacted by declining PC units, primarily caused as a result of the proliferation of tablets, the transition to centralized storage, and the effects of uncertain macro-economic environment conditions on demand for PCs from consumers and corporations. Although the hard drive industry continues to expect growth in the enterprise data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has resulted in lower hard drive shipments in recent years. However, Intevac continues to believe that long-term demand for hard disks required for high capacity hard disk drives will increase, driven by growth in demand for digital storage, declining growth rate in areal density improvements, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

Intevac expects that hard disk drive manufacturers will extend their utilization of planar perpendicular media with the introduction of Heat Assisted Magnetic Recording (“HAMR”) expected within the next two to three years. The first HAMR-based hard disk drives are expected to ship to the marketplace in late 2016. Intevac believes that the leading manufacturers of magnetic media are using Intevac Systems for HAMR development, creating a significant market opportunity as HAMR is more widely adopted. Significant market penetration of HAMR-based hard disk drives is expected to occur by 2018. Intevac believes that the transition to HAMR will require disk manufacturers to upgrade their installed base of equipment, which would result in increased demand for equipment technology upgrades to be performed by Intevac.

Solar Market

Intevac designs, manufactures and markets capital equipment for the PV solar manufacturing industry.

A solar cell (also called a PV cell) is a solid state device that converts the energy of sunlight directly into electricity. Assemblies of cells are used to make solar modules, also known as solar panels. Solar panels have broad-based end market applications for utility-scale solar farms; integrated building PV arrays for commercial, retail, and offices; residential rooftop; and for portable devices.

The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and in other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. However, the United States Investment Tax Credit (“ITC”) for solar which was due to expire by the end of 2016, has been extended to continue the proliferation of solar generated energy. As of the beginning of 2015 fourteen U.S. states have reached grid parity, and an additional fourteen more are poised to reach grid parity within this decade.

At the end of 2015, solar amounted to 1% of worldwide electricity generation capacity. For newly added electrical power generation, the mix is quite different; in 2014, fifteen percent of newly added global energy generation was solar, and solar is forecast to increase to as much as 20% of newly added generation capacity by 2017. On a gigawatt basis, the yearly market for solar energy is expected to grow from 59 gigawatts of solar added in 2015 to over 70 gigawatts added in 2019. 2015 also saw manufacturing capacity for the production of solar cells coming into parity with end market demand, ameliorating recent supply-demand imbalances, and resulting in selected new capacity additions being initiated by the PV industry in anticipation of projected future demand for its products.

The PV industry continues to focus on the development of high-efficiency cell technologies aimed at simultaneously boosting PV efficiency and reducing solar energy production costs. New vacuum process technologies and integrated processing steps are expected to become increasingly important as companies search for lower-cost manufacturing solutions for PV cells.

Intevac offers products for wafer-based crystalline silicon (“c-Si”) solar cell manufacturing processes, the prevailing manufacturing process in the PV industry. Intevac’s products for the solar industry are specifically focused on cell designs with the highest energy conversion efficiency, which are based within the n-type mono crystalline portion of the market.

Intevac offers thin-film vacuum process manufacturing solutions for c-Si cell fabrication applications. Intevac offers high-productivity process equipment solutions that enable low-cost solar cell manufacturing with high cell efficiency, consistent with the PV industry’s focus and requirements. Intevac has developed two vacuum process application technologies for solar cell manufacturing: one utilizes Physical Vapor Deposition (“PVD”) technology for the deposition of thin films onto c-Si wafers, and the other utilizes ion implantation, which selectively changes the electrical characteristics of the c-Si solar cell.

PVD is a process used in multiple ways in the manufacturing of solar cells such as for fabricating electrical contacts and conductor layers, depositing reflective layers of various types, and for growing transparent conductive oxide layers, all of which are critical to the efficiency of solar cells.

Ion implantation is a solar cell processing technology whereby an impurity is added to a PV structure to improve its conductivity. In ion implantation, a beam of ions of a desired dopant element such as phosphorus or boron is electrostatically accelerated and directed toward the target material, introducing the impurity. In a subsequent thermal annealing step, the dopant is electrically activated. The ion implant processes enable precision engineering of the dose and of the depth of dopant elements to form emitter structures in working solar cells. Ion implantation is a technique being introduced to solar cell lines as a means to lower the cost per watt to manufacture the cell. Ion implantation can replace existing diffusion processes in existing solar processing lines for present-day PV cell structures, and is also extendable to new advanced cell structures. In both cases, ion implant-formed emitters are created with fewer processing steps, and therefore at lower cost, than the diffusion processes implant displaces. Intevac’s ion implantation products are based upon technology developed by Solar Implant Technologies, Inc. (“SIT”) which was acquired by Intevac in November 2010.

Display Cover Panel (“DCP”) Market

Intevac develops equipment to deposit optically transparent thin-films onto DCPs typically found on consumer and automotive electronic products.

DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2015, approximately 1.4 billion mobile phones, 235 million tablet PCs and 72 million wearable devices were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 2 billion units will ship by 2020, representing a CAGR of greater than 7% for the 2015 – 2020 time period.

The DCP is typically made of tempered glass, such as soda-lime or aluminosilicate, or other materials such as sapphire. The primary function of the DCP is to provide a clear protective interface to the display it protects. In many cases, the DCP is treated with various coatings to enhance its protective performance as well as for clarity, readability and touch sensitivity.

The types of coatings typically found on DCPs of electronic devices include: Scratch Protection (“SP”) coatings, Anti-Reflection (“AR”) coatings, and Anti-Finger (“AF”) coatings.

SP coatings generally consist of hard thin-films deposited onto the surface of the DCP. Their primary function is to provide enhanced protection against the incidence of scratch, but they can also provide greater breakage resistance. SP coatings are gaining in popularity. SP coatings also improve the readability of displays.

AR coatings enable greater light transmission though the DCP by reducing the light reflected by the surface back to the user’s eye. This allows the user to more easily read the display and reduces the required power needed to display the image which results in extending the battery life. A significant drawback to using AR coatings is their susceptibility to scratch. AR coatings are typically soft and applied to the surface of the DCP. These coatings generally scratch easily.

AF coatings provide water and oil protection for the surface of the DCP. This coating which prevents fingerprints provides greater aesthetics as well as improving readability. AF coatings allow for greater visual acuity when fingerprints are not visible. The drawback to AF coatings is their relatively low resistance to wear. The coating is soft and usually wears off within a few months of product purchase.

Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC”). This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage.

Thin-Film Equipment Products

Intevac’s Thin-film Equipment product portfolio addressing each of these markets is based around common core technologies and competencies. Intevac believes its Thin-film Equipment product portfolio can be extended to support adjacent markets. Based on its history and market and technology leadership in the hard disk drive industry, Intevac offers superior high-productivity vacuum handling of small substrates at the lowest cost of ownership. Lowest cost of ownership includes various advantages such as high target utilization, high throughput, small footprint, double-sided coating, and reduced materials costs.

Product Table

The following table presents a representative list of the Thin-film Equipment products that we offered during fiscal 2015, fiscal 2014 and fiscal 2013.

Thin Film Equipment Products	Applications and Features
Hard Disk Drive Equipment Market

200 Lean ® Disk Sputtering System

•    Uses PVD and chemical vapor deposition (“CVD”) technologies.

•    Deposits magnetic films, non-magnetic films and protective carbon-based overcoats.

•    Provides high-throughput for small-substrate processing.

•    Over 150 units installed.

200 Lean Etch and Deposition System	• Uses PVD and etch technologies. • For use in HAMR and patterned media development.

AccuLuber™ Disk Lubrication System	• Deposits lubricants onto the hard disk’s surface to improve durability and reduce surface friction. • Lubricates disks while under vacuum. • Eliminates the environmentally-hazardous use of solvents.

Upgrades, spares, consumables and services (non- systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.
Solar PV Market

INTEVAC MATRIX™ PVD System

•    Deposits electrical contacts and conductor layers, reflective layers, and transparent conductive oxide layers, all of which are critical to the efficiency of solar cells.

•    Includes patented Linear Scanning Magnetic Array (“LSMA”) magnetron source, with industry-leading target utilization rate of over 65 percent.

•    Provides high-throughput for small-substrate processing.

INTEVAC MATRIX Implant System

•    Utilizes the chambers and transport mechanism of the MATRIX platform while using the implant sources from the ENERGi system.

•    Received an order for the first pilot system as part of a joint development program with a customer.

ENERGi™ Implant System	• Supports both phosphorus and boron dopant technologies. • Extendable to new advanced solar cell structures.
DCP Market

INTEVAC VERTEX™ System

•    Utilizes vertical sputtering for multiple film types.

•    Provides high-throughput for small-substrate processing.

•    Uses leading target utilization technology.

•    Modular design enables expandability.

•    Enables low-temperature processing.

Adjacent Markets

INTEVAC MATRIX System

•    Incorporates multiple thin-film deposition techniques such as PVD and CVD.

•    Consists of high-speed linear transport.

•    Flexible design enables handling of various different small substrate sizes and shapes.

•    Performs double-sided coating within vacuum.

Photonics Segment

Photonics Market

Intevac Photonics develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of extreme low-light images. These products incorporate high resolution digital night image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS® (Electron Bombarded Active Pixel Sensor) technology.

Photonics products primarily address the high performance military night-vision market. Our products provide digital imagery in extremely low-light level conditions. Intevac provides these products for military aircraft including the U.S. Army AH-64 Apache Attack Helicopter and the F-35 Joint Strike Fighter. Additionally, the Company is developing applications to address ground vehicles, and soldier head-mounted and weapon-mounted applications.

Military Products

Intevac’s EBAPS sensors are incorporated into custom-designed cameras, modules and goggle products for high performance military applications. Intevac’s EBAPS sensors can be integrated at various levels with optics, electronics, software, and displays based upon customer specifications and requirements. Customization typically occurs in the areas of electronics, near-eye micro-displays, and mechanical packaging. Intevac’s products by application are:

Rifle Sight

Intevac provides EBAPS modules that are integrated by our customers into a weapon sight attached to weaponry including rifles for night time aiming and targeting. Additionally, Intevac offers micro display optical eyepieces that are mounted on thermal rifle scopes used by the military.

Helicopter Pilotage

Intevac provides a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is gimbal-mounted on the Apache helicopter. The low-light level digital video is then viewable by the helicopter pilot on a head mounted display enabling the pilot to have enhanced night vision and allowing the aircrew to view multiple aircraft-mounted sensor information. In addition the U.S. Navy has funded a High Resolution Digital Night Vision Goggle development program incorporating a 4.0 mega-pixel resolution EBAPS module for aviation applications.

Fixed Wing Aircraft Pilotage

Intevac provides night-vision cameras with a 2.0 mega-pixel resolution EBAPS module which is integrated with the F-35 fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information.

Long-Range Target Identification

Intevac provides the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared camera for long range military night time surveillance systems that can identify targets at distances of up to twenty kilometers. Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by major defense contractors.

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

Backlog

Intevac’s backlog of orders at January 2, 2016 was $51.2 million, as compared to January 3, 2015 of $48.4 million. Backlog at January 2, 2016 consisted of $19.3 million of Thin-film Equipment backlog and $31.8 million of Photonics backlog. Backlog at January 3, 2015 consisted of $17.7 million of Thin-film Equipment backlog and $30.7 million of Photonics backlog. Backlog at January 2, 2016 includes one PV deposition system, two PV implant systems and one PVD DCP coating system. Backlog at January 3, 2015 includes one 200 Lean system, one PV deposition system, one PV implant system and one PVD DCP coating system. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2015, 2014, and 2013.

	2015	2014	2013
U.S. Government	26%	32%	*
Seagate Technology	22%	15%	37%
HGST	15%	17%	*
Northrop Grumman	*	*	11%

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 35% of revenue in fiscal 2015, 21% of revenue in fiscal 2014, and 53% of revenue in fiscal 2013. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Thin-film Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated hard disk drive manufacturers, such as Seagate, Western Digital and HGST. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Thin-film Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. Intevac faces competition in the DCP market from glass manufacturers that may develop scratch resistant glass, from touchscreen manufacturers that may adopt harder substrate materials, or from other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including oDLC. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, Harris Corporation and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night vision devices and their derivative products. Intevac expects that other companies will develop digital night vision products and aggressively promote their sales. Furthermore, Intevac’s LIVAR target identification sensors and cameras face competition from CMC Electronics, DRS Technologies, FLIR Systems, Goodrich and Raytheon, established companies that manufacture infrared sensors and cameras which are presently used in long-range target identification systems. Within the near-eye display market, Intevac also faces competition from Rockwell-Collins and Vuzix, both of which can offer cost-competitive products.

Marketing and Sales

Thin-film Equipment sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China. The selling process for Intevac’s Thin-film Equipment products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

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

The production of large complex systems requires Intevac to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. Intevac maintains inventories of spare parts in the United States, Singapore, Malaysia and China to support its Thin-film Equipment customers. Intevac often requires its Thin-film Equipment customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory.

Intevac provides process and applications support, customer training, installation, start-up assistance and post-installation service support to Intevac’s Thin-film Equipment customers. Intevac has field offices in Singapore, China, and Malaysia to support Intevac’s customers in Asia.

Warranties for Intevac’s Thin-film Equipment products typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable parts are supplied and installed without charge.

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

Intevac invested $15.7 million (20.8% of net revenue) in fiscal 2015, $15.8 million (24.2% of net revenue) in fiscal 2014, and $21.0 million (30.2% of net revenues) in fiscal 2013 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 31.5% of net revenues on product development and engineering over the last five years.

Intevac’s competitive position significantly depends on Intevac’s research, development, engineering, manufacturing and marketing capabilities, and not just on Intevac’s patent position. However, protection of Intevac’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Intevac’s practice is to file patent applications in the United States and other countries for inventions that Intevac considers important. Intevac has patents in the United States and other countries, and additional applications are pending for new inventions. Although Intevac does not consider Intevac’s business materially dependent upon any one patent, the rights of Intevac and the products made and sold under Intevac’s patents along with other intellectual property, including trademarks, know-how, trade secrets and copyrights, taken as a whole, are a significant element of Intevac’s business.

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

Manufacturing

Intevac manufactures its Thin-film Equipment products at its facilities in California and Singapore. Intevac’s Thin-film Equipment manufacturing operations include electromechanical assembly, vacuum processing, fabrication of sputter sources, and system assembly, alignment and testing.

Photonics products are manufactured at Intevac’s facilities in California. Photonics manufactures sensors, cameras, integrated camera systems, and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At January 2, 2016, Intevac had 281 employees, including 22 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 17, 2016 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	54	President and Chief Executive Officer
James Moniz	58	Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Andres Brugal	58	Executive Vice President and General Manager, Photonics
Jay Cho	51	Executive Vice President and General Manager, Thin-Film Equipment
Christopher Smith	56	Vice President, Business Development
Michael Russak	69	Executive Advisor

Other Key Officers:
Babak Adibi	61	Vice President and General Manager, Solar Implant
Verle Aebi	61	Chief Technology Officer, Photonics
Terry Bluck	56	Vice President, Chief Technology Officer, Thin-film Equipment
Kimberly Burk	50	Vice President, Global Human Resources
Timothy Justyn	53	Senior Vice President of Global Operations

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

Mr. Bluck rejoined Intevac as Vice President, Chief Technology Officer of the Thin-film Equipment in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002, and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

Ms. Burk joined Intevac in May 2000 and currently serves as Vice President of Global Human Resources. Prior to joining Intevac, Ms. Burk served as Human Resources Manager of Moen, Inc. from 1999 to 2000 and as Human Resources Manager of Lawson Mardon from 1994 to 1999. Ms. Burk holds a BS in sociology from Northern Illinois University.

Mr. Justyn has served as Senior Vice President of Global Operations from February 2015. Mr. Justyn served as Vice President, Photonics from October 2008 to February 2015. Mr. Justyn served as Vice President, Thin-film Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Thin-film Equipment Products Division and our former night vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

Trademarks

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™” and “INTEVAC VERTEX™”.

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

We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We typically do not enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems.

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

Our 200 Lean customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in enterprise applications and smaller form factors such as tablets, smart-phones, ultra-books, and notebook PCs instead of hard disk drives. Tablet computing devices and smart-phones have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Harris Corporation and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Beginning in 2007, Intevac benefitted from tax incentives in Singapore which were scheduled to expire at the end of 2015. These tax incentives required that Intevac meet certain thresholds of business investment and employment levels in Singapore. Intevac was granted an early termination of this tax benefit arrangement effective January 1, 2013 by the Singapore tax authority. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Failure to meet the terms of the early termination could result in a claw back by the Singapore government of tax benefits received in previous years. A claw back of all or part of these tax benefits would adversely affect our results of operations and cash flows.

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

We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and subassemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries, increased costs to expedite deliveries or develop alternative suppliers, or require redesign of our products to accommodate alternative suppliers. Some of our suppliers are thinly capitalized and may be vulnerable to failure.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 2, 2016, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, CA	169,583	Corporate Headquarters; Thin-film Equipment and Photonics Marketing, Manufacturing, Engineering and Customer Support
Fremont, CA	11,973	Photonics Sensor Fabrication
Carlsbad, CA	10,360	Photonics Micro Display Product Manufacturing
Singapore	31,947	Thin-film Equipment Manufacturing and Customer Support
Malaysia	1,291	Thin-film Equipment Customer Support
Shenzhen, China	2,568	Thin-film Equipment Customer Support

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

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 17, 2016, there were 93 holders of record. In fiscal years 2015 and 2014, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2015:
First Quarter	$7.23	$6.13
Second Quarter	6.14	4.80
Third Quarter	6.02	4.55
Fourth Quarter	5.34	4.49
Fiscal 2014:
First Quarter	$8.83	$7.26
Second Quarter	10.09	6.77
Third Quarter	8.17	6.00
Fourth Quarter	8.21	6.40

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index. The comparison assumes $100 was invested on December 31, 2010 in Intevac Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2010 AMONG INTEVAC, NASDAQ US BENCHMARK TOTAL RETURN INDEX AND NASDAQ COMPUTER HARDWARE (SUBSECTOR) TOTAL RETURN INDEX

	12/31/10	12/31/11	12/31/12	12/31/13	01/03/15	01/02/16
Intevac, Inc.	$100	$53	$33	$53	$53	$34
Nasdaq US Benchmark Total Return Index	100	100	117	156	175	178
Nasdaq Computer Hardware Total Return Index	100	105	126	148	199	183

Repurchases of Intevac Common Stock

The following table provides information as of January 2, 2016 with respect to the shares of common stock repurchased by Intevac during the fourth quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
October 4, 2015 to October 31, 2015	32	$4.95	$159	32	$8,901
November 1, 2015 to November 28, 2015	1,485	$4.98	$7,394	1,485	$1,507
November 29, 2015 to January 2, 2016	—	$—	$—	—	$1,507

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On November 12, 2015, Intevac entered into a Share Repurchase Agreement with Northern Right Capital Management, L.P. and certain of its affiliated funds, including on behalf of a managed account (collectively, “NRC”), whereby Intevac repurchased 1,483,171 shares of its common stock (or approximately 6.8% of the outstanding common stock) from NRC in a privately negotiated transaction at a purchase price of $4.98 per share, for an aggregate purchase price of $7.4 million. The repurchase was made in conjunction with Intevac’s stock repurchase program.

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Net revenues	$75,160	$65,550	$69,632	$83,424	$82,974
Gross profit	$26,317	$17,433	$21,973	$34,158	$30,431
Operating loss	$(8,738)	$(19,354)	$(17,823)	$(42,533)	$(30,741)
Net loss	$(9,166)	$(27,445)	$(15,696)	$(55,319)	$(21,975)
Loss per share:
Basic and Diluted	$(0.41)	$(1.16)	$(0.66)	$(2.37)	$(0.96)
At year end:
Total assets	$97,681	$120,275	$148,276	$172,503	$225,821

[1]	On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2015 year ended on January 2, 2016. The Company’s fiscal 2014 year ended on January 3, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive, solar cell and DCP industries. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk media, solar cells and DCPs as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its Thin-film Equipment customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for hard disk drives. Demand for hard disk drives depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for PV solar cell manufacturing and a thin-film PVD application for protective coating for DCP manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands, except percentages and per share amounts)
Net revenues	$75,160	$65,550	$69,632	$9,610	$(4,082)
Gross profit	26,317	17,433	21,973	8,884	(4,540)
Gross margin percent	35.0%	26.6%	31.6%	8.4 points	(5.0) points
Operating loss	(8,738)	(19,354)	(17,823)	10,616	(1,531)
Net loss	(9,166)	(27,445)	(15,696)	18,279	(11,749)
Loss per diluted share	$(0.41)	$(1.16)	$(0.66)	$0.75	$(0.50)

Fiscal 2013 financial results reflected a challenging environment as the hard drive business was negatively impacted by the effects of the proliferation of tablets, the transition to centralized or “cloud” storage, and the effects of uncertain macro-economic environment conditions on demand for PCs from consumers and corporations. The Company shipped only two 200 Lean systems for capacity during 2013. In fiscal 2013, Intevac completed a customer qualification on its solar implant ENERGi system. In fiscal 2013, Photonics business levels reflected the continued proliferation of Intevac’s technology into major military programs and the U.S. Army awarded Photonics a multi-year contract to manufacture pilot night-vision systems for the Apache helicopter. During the first quarter of 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu. The fiscal 2013 net loss reflected lower net revenues, lower gross margins, lower operating expenses and a small income tax benefit. Fiscal 2013 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2013. During fiscal 2013 the Company recorded a decrease in the liability for contingent consideration related to the SIT acquisition resulting in a gain of $3.7 million recognized in operating expenses. The adjustment in the liability was due to a change in the estimate of future product revenues in the earnout period. During fiscal 2013, the Company resumed its executive incentive variable compensation programs and recorded variable compensation expense. During fiscal 2013, the Company did not recognize an income tax benefit on the U.S. net operating loss.

Fiscal 2014 financial results reflected a continued challenging environment. In the hard drive industry media unit shipments grew slightly year over year, reversing a downward trend over the last few years and PC sales increased. These are primary drivers for demand for our hard disk drive manufacturing equipment. During fiscal 2014, our hard disk drive customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only two 200 Lean systems to hard disk drive manufacturers during 2014. In 2014 the PV market also improved as increased consumer demand for solar panels began to offset a global oversupply of production capacity experienced by solar cell manufacturers. In 2014, Intevac continued to execute on its diversification strategy to enter into new and adjacent markets by introducing new products and shipped the first MATRIX PVD system for solar cell manufacturing and the first VERTEX coating system for DCPs. In fiscal 2014, Photonics business levels increased as Photonics delivered large scale production shipments of the pilot night vision systems for the Apache helicopter. The fiscal 2014 net loss reflected lower net revenues, lower gross margins, lower operating expenses and higher income tax expenses from the establishment of a $9.4 million deferred tax valuation allowance on the deferred tax assets in Singapore. Fiscal 2014 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2014, offset in part by increased costs associated with a contested Board of Directors election. During fiscal 2014, as part of an effort to lower cash expenditures but to continue to reward employees for their hard work, the Company modified certain executive incentive variable compensation programs to be settled in restricted stock units with a one year vesting and as a result recorded lower variable compensation expense. During fiscal 2014, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

Fiscal 2015 financial results reflected a continued challenging environment. In the hard drive industry media unit shipments declined year over year and PC sales decreased. PC sales were negatively impacted by price increases in Asian markets as a result of a stronger U.S. dollar against Asian currencies. During fiscal 2015, our hard disk drive customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only one 200 Lean system to a hard disk drive manufacturer during 2015. In 2015 the PV market continued to improve as global solar panel installations increased 33% over the previous year. In 2015, Intevac continued to execute on its diversification strategy to enter into new and adjacent markets and revenue recognized the first MATRIX PVD system for solar cell manufacturing and the first VERTEX coating system for DCPs. Intevac also received new customer system orders for each of our recently-introduced products: VERTEX PVD for protective coatings of DCPs and MATRIX tools for both solar metallization and implant. In fiscal 2015, Photonics business levels decreased as both Photonics’ product sales and Photonics’ contract research and development (“R&D”) declined. The fiscal 2015 net loss reflected higher net revenues, higher gross margins and lower operating expenses. Fiscal 2015 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2015. During fiscal 2015, as part of a continued effort to lower cash expenditures but to continue to reward employees for their hard work, the Company settled certain executive incentive variable compensation programs with restricted stock units with a one year vesting. During fiscal 2015, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

In fiscal 2016, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand and the Company therefore expects that shipments of Intevac equipment to hard disk drive manufacturers will be approximately at the same levels as 2015. In 2016, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for DCPs and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2016, Intevac expects that Photonics business levels will be about the same levels as 2015 as Photonics continues to deliver production shipments of the pilot night vision systems for the Apache helicopter and night vision camera modules for the F35 Joint Strike Fighter program.

Results of Operations

Net revenues

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Thin-film Equipment	$39,622	$25,290	$39,135	$14,332	$(13,845)
Photonics
Products	28,450	29,173	16,053	(723)	13,120
Contract R&D	7,088	11,087	14,444	(3,999)	(3,357)

	35,538	40,260	30,497	(4,722)	9,763

Total net revenues	$75,160	$65,550	$69,632	$9,610	$(4,082)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The increase in Thin-film Equipment revenues in fiscal 2015 versus fiscal 2014 was due primarily to revenue recognized on new PVD solar and DCP equipment including the first MATRIX PVD system and the first VERTEX coating system for DCPs as well as an increase in revenue recognized on technology upgrades and spare parts. The decrease in Thin-film Equipment revenues in fiscal 2014 versus fiscal 2013 was due primarily to a decrease in revenue recognized on technology upgrades and spare parts. Intevac delivered one 200 Lean system in fiscal 2015 compared to two 200 Lean systems in each of fiscal 2014 and 2013. During fiscal 2013 Intevac recognized revenue on its first solar implant ENERGi system.

Photonics revenues decreased by 11.7% to $35.5 million in fiscal 2015 versus fiscal 2014 and increased by 32.0% to $40.3 million in fiscal 2014 versus fiscal 2013. Contract R&D revenue in fiscal 2015 and fiscal 2014 decreased sequentially as a result of a lower volume of contracts. In fiscal 2014 Intevac completed its major R&D contract with the U.S. Army to develop a pilot night vision system for the Apache helicopter.

Photonics product revenue decreased in fiscal 2015 as a result of lower average sales prices for the Apache pilot night viewing camera. Photonics product revenue increased in fiscal 2014 as a result of the transition to large scale production deliveries for the Apache pilot night viewing camera at the end of 2013. Fiscal 2013 Photonics product revenue reflected higher sales levels of low-light camera modules. On March 29, 2013, Intevac sold certain assets comprising its Raman spectroscopy instruments product line, also known as DeltaNu, and no longer offers Raman spectroscopy products.

In 2016, Photonics revenue is expected to be about the same level as in 2015. Substantial growth in future Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers and obtaining production subcontracts for these programs.

Backlog

	January 2, 2016	January 3, 2015
	(in thousands)
Thin-film Equipment	$19,337	$17,743
Photonics	31,833	30,683

Total backlog	$51,170	$48,426

Thin-film Equipment backlog at January 2, 2016 includes one PV deposition system, one PVD coating system for DCPs and two PV implant systems. Thin-film Equipment backlog at January 3, 2015 included one 200 Lean system, one PV deposition system, one PVD coating system for DCPs and one PV implant system.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2015, 2014, and 2013.

	2015	2014	2013
U.S. Government	26%	32%	*
Seagate Technology	22%	15%	37%
HGST	15%	17%	*
Northrop Grumman	*	*	11%

*	Less than 10%

Revenue by geographic region

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
United States	$49,034	$51,584	$32,534	$(2,550)	$19,050
Asia	23,855	9,931	31,907	13,924	(21,976)
Europe	2,271	4,035	5,191	(1,764)	(1,156)

Total net revenues	$75,160	$65,550	$69,632	$9,610	$(4,082)

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2015 versus 2014 was primarily due to lower average sales prices for the Apache pilot night viewing camera. The increase in U.S. sales in fiscal 2014 versus fiscal 2013 was primarily due to the production shipments of the pilot night vision camera for the Apache helicopter, delivery of two 200 Lean systems to U.S. customers and higher camera sales.

The increase in sales to the Asia region in 2015 versus 2014 was primarily due to the sale of the first MATRIX PVD system for solar panels, the sale of the first VERTEX coating system for DCPs and higher sales of technology upgrades to disk manufacturers. The decrease in sales to the Asia region in fiscal 2014 versus fiscal 2013 was primarily due to no delivery of any 200 Lean systems to customer fabs in Asia and lower net revenues from solar implant systems, disk lubrication systems and technology upgrades.

The decrease in sales to the Europe region in 2015 versus 2014 and in fiscal 2014 versus fiscal 2013 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross margin

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands, except percentages)
Thin-film Equipment gross profit	$12,852	$167	$12,116	$12,685	$(11,949)
% of Thin-film Equipment net revenues	32.4%	0.7%	31.0%
Photonics gross profit	$13,465	$17,266	$9,857	$(3,801)	$7,409
% of Photonics net revenues	37.9%	42.9%	32.3%
Total gross profit	$26,317	$17,433	$21,973	$8,884	$(4,540)
% of net revenues	35.0%	26.6%	31.6%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 32.4% in fiscal 2015 compared to 0.7% in fiscal 2014 and 31.0% in fiscal 2013. Fiscal 2015 gross margins improved over fiscal 2014 due primarily to higher sales of higher-margin upgrades, higher factory utilization and lower provisions for inventory reserves. Fiscal 2014 gross margins declined over fiscal 2013 due primarily to lower sales of higher-margin upgrades, lower factory utilization and higher provisions for inventory reserves. Fiscal 2014 gross margins reflect a $3.1 million reserve against certain solar implant inventory, equivalent to 12.3 percentage points of margin. Gross margins in the Thin-film Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 37.9% in fiscal 2015 compared 42.9% in fiscal 2014 and 32.3% in fiscal 2013. Fiscal 2015 gross margins declined over fiscal 2014 due primarily from to lower margins on products and contract R&D, higher manufacturing engineering costs, and higher inventory provisions, offset in part by lower provisions for loss contracts. Fiscal 2014 gross margins improved over fiscal 2013 due primarily from higher-margin product sales, cost reductions associated with digital night-vision products and warranty and higher margins on contract R&D. Manufacturing costs for digital night vision products decreased in fiscal 2015, 2014 and 2013 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Research and development expense	$15,661	$15,832	$21,037	$(171)	$(5,205)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, disk sputtering equipment and Photonics products.

Research and development spending increased for Thin-film Equipment during fiscal 2015 as compared to fiscal 2014 due primarily to higher spending on PV development and DCP development, offset in part by savings from cost reduction initiatives. Research and development spending decreased for Thin-film Equipment during fiscal 2014 as compared to fiscal 2013 due primarily to lower spending on PV development and savings from cost reduction initiatives. Thin-film Equipment research and development expense in fiscal 2015, fiscal 2014 and fiscal 2013 reflected lower spending due to costs recovered under NRE arrangements.

Research and development spending decreased for Photonics during 2015 as compared to 2014 due primarily to engineering efforts expended for product support activities including yield improvements and manufacturing costs reductions and included in product cost of sales. Research and development spending decreased for Photonics during 2014 as compared to 2013 due to a lower volume of development efforts. Photonics research and development spending during the first quarter of fiscal 2013 included costs from DeltaNu which did not re-occur in fiscal 2014 as DeltaNu was sold on March 29, 2013. Research and development expenses do not include costs of $5.1 million, $7.8 million, and $11.3 million, in 2015, 2014, and 2013, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Selling, general and administrative expense	$19,638	$21,205	$22,278	$(1,567)	$(1,073)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac also sells its Thin-film Equipment products through distributors in Japan and China. Intevac has offices in Singapore, Malaysia and China to support Intevac’s Thin-film Equipment customers in Asia.

Selling, general and administrative expenses decreased in 2015 over the amount spent in 2014 due primarily due to lower legal expenses and savings from cost reduction initiatives offset in part by higher equity compensation expense and higher occupancy expenses. Selling, general and administrative expenses decreased in 2014 over the amount spent in 2013 due primarily to lower variable compensation program expense and savings from cost reduction initiatives, offset in part by increased costs associated with a contested Board of Directors election.

Acquisition-related (benefit), net

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Acquisition-related (benefit), net	$(244)	$(250)	$(3,727)	$6	$3,477

Acquisition-related (benefit), net, represents the change in the fair value of contingent consideration arrangements related to the SIT acquisition. See Note 7 “Contingent Consideration.” in the notes to the consolidated financial statements for additional information related to the fair value of contingent consideration. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability.

The benefits recognized during fiscal 2015, fiscal 2014 and fiscal 2013 are associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $244,000, $250,000 and of $3.7 million, respectively during fiscal 2015, fiscal 2014 and fiscal 2013.

Cost reduction plans

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “2015 Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The total cost of implementing the 2015 Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2015 Plan occurred in the first quarter of fiscal 2015. Implementation of the 2015 Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the 2014 Plan was $288,000 of which $43,000 was reported under cost of net revenues and $245,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2014 Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

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

As of January 2, 2016, activities related to the 2015, 2014 and 2013 Plans were complete.

Loss on divestiture

On March 29, 2013, the Company sold certain assets, including existing tangible and intangible assets, which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, for consideration not to exceed $1.5 million, of which $500,000 was received in cash upon closing, and recorded a loss of $208,000. Earnout payments of $100,000 and $75,000 were received in fiscal 2015 and fiscal 2014 and were reported in other income (expense), net on the consolidated statement of operations. See Note 8 “Divestiture” in the notes to the consolidated financial statements for additional information related to the loss on divestiture.

Interest income and other, net

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Interest income and other, net	$127	$337	$405	$(210)	$(68)

Interest income and other, net in fiscal 2015 included $179,000 of interest income on investments and $100,000 earnout income from a divestiture and $80,000 of foreign currency gains, offset in part by $271,000 in losses associated with the disposal of fixed assets. Interest income and other, net in fiscal 2014 included

$179,000 of interest income on investments and $75,000 earnout income from a divestiture and $11,000 of foreign currency gains. Interest income and other, net in 2013 included $279,000 of interest income on investments and a gain of $153,000 related to the sale of fixed assets partially offset by $36,000 of foreign currency losses. Interest income for 2015 was flat compared to 2014 as the impact of lower invested balances was offset by higher interest rates on Intevac’s investments. The decrease in interest income in 2014 over 2013 reflected lower invested balances and lower interest rates on Intevac’s investments.

Provision for (benefit from) income taxes

	Fiscal Year
	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
	(in thousands)
Provision for (benefit from) income taxes	$555	$8,428	$(1,722)	$(7,873)	$10,150

Intevac’s effective income tax rate was (6.4%) for fiscal 2015, (44.3%) for fiscal 2014, and 9.9% for fiscal 2013. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Intevac benefitted from tax incentives in Singapore which were scheduled to expire at the end of 2015. These tax incentives provided a lower income tax rate on certain classes of income so long as certain thresholds of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax benefit arrangement effective January 1, 2013 by the Singapore tax authority. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Failure to meet the terms of the early termination could result in a claw back by the Singapore government of tax benefits received in previous years.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized. For fiscal 2015 a valuation allowance increase of $631,000 for the Singapore deferred tax asset was recorded.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2015, 2014 and 2013, valuation allowance increases of $1.6 million, $4.7 million and $7.2 million, respectively for the U.S. federal deferred tax assets were recorded.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At January 2, 2016, Intevac had $46.6 million in cash, cash equivalents, and investments compared to $68.6 million at January 3, 2015. During fiscal 2015, cash, cash equivalents and investments decreased by $22.0 million due primarily to repurchases of common stock and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans and cash generated by operating activities.

Cash, cash equivalents and investments consist of the following:

	January 2, 2016	January 3, 2015
	(in thousands)
Cash and cash equivalents	$13,746	$21,482
Short-term investments	23,208	29,598
Long-term investments	9,673	17,542

Total cash, cash-equivalents and investments	$46,627	$68,622

Cash generated by operating activities totaled $503,000 in 2015. Cash used by operating activities totaled $2.8 million in 2014. Improved operating cash flow in 2015 was a result of a smaller net loss adjusted to exclude the effect of non-cash charges including deferred taxes, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration, and equity-based compensation. Intevac continues to carefully manage working capital.

Accounts receivable totaled $12.3 million at January 2, 2016 compared to $12.1 million at January 3, 2015. The number of days outstanding for Intevac’s accounts receivable was 67 at January 2, 2016 compared to 56 at January 3, 2015. Net inventories totaled $18.8 million at January 2, 2016 compared to $19.2 million at January 3, 2015. Inventory turns were 1.5 in fiscal 2015 and were 1.7 in fiscal 2014. Accounts payable totaled $6.0 million at January 2, 2016 compared to $4.6 million at January 3, 2015. Other accrued liabilities decreased to $5.6 million at January 2, 2016 compared to $8.3 million at January 3, 2015. Other accrued liabilities at January 3, 2015 include an accrual of $2.1 million for unsettled trades for purchases of investments at January 3, 2015. Customer advances increased from $2.6 million at January 3, 2015 to $3.6 million at January 2, 2016.

Investing activities generated cash of $8.7 million in 2015, $10.1 million in 2014, and $4.6 million in 2013. Proceeds from sales and maturities of investments, net of purchases, totaled $11.8 million in 2015, $15.5 million in 2014, and $5.7 million in 2013. Intevac is required to maintain a standby letter of credit for $1.0 million for the Santa Clara, California campus lease. This standby letter of credit is secured with $1.0 million of restricted cash. Intevac pledged $780,000 of restricted cash as collateral for a banker’s guarantee on an advance payment made by a customer. On March 29, 2013, the Company sold certain assets which comprised its Raman spectroscopy instruments product line, also known as DeltaNu, and received $500,000 in cash upon closing. Capital expenditures were $3.1 million in 2015, $3.7 million in 2014, and $1.8 million in 2013.

Financing activities used cash of $16.8 million in 2015 and of $5.8 million in 2014 and generated cash of $271,000 in 2013. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. Cash used to repurchases of common stock totaled $18.5 million in 2015, $8.4 million in 2014 and $1.6 million in 2013. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.7 million in 2015, $2.6 million in 2014, and $1.9 million in 2013.

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac made payments of $2.4 million in fiscal 2011 and $3.3 million in fiscal 2012 to the selling shareholders for achievement of the first, second and third milestones. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and was not paid. There is no remaining contingent consideration obligation associated with the milestone agreement at January 2, 2016. In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. As of January 2, 2016, payments made associated with the revenue earnout obligation have not been significant.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of January 2, 2016, approximately $7.2 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $6.0 million—$7.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of January 2, 2016:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$23,523	$3,108	$5,266	$5,499	$9,650
Purchase obligations and commitments [1]	7,045	7,045	—	—	—
Other long-term liabilities [2,4]	1,337	1,337	—	—	—

Total [3,4]	$31,905	$11,490	$5,266	$5,499	$9,650

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $363,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of January 2, 2016. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Valuation of Acquisition-Related Contingent Consideration

Contingent consideration related to a business combination is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of operations.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at January 2, 2016.

	2016	2017	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$7,538	$—	$7,538	$7,538
Weighted-average rate	0.25%	—
Short-term investments
Fixed rate amounts	$22,215	$—	$22,215	$22,208
Weighted-average rate	1.22%	—
Variable rate amounts	$1,000	$—	$1,000	$1,000
Weighted-average rate	0.91%	—
Long-term investments
Fixed rate amounts	$—	$9,706	$9,706	$9,673
Weighted-average rate	—	1.16%
Total investment portfolio	$30,753	$9,706	$40,459	$40,419

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have maturities of approximately 30, 60, 210 and 240 days. The notional amount of Company’s foreign currency derivatives was $924,000 at January 2, 2016 and $2.6 million at January 3, 2015.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheet of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and its subsidiaries as of January 2, 2016 and the results of their operations and their cash flows for the year ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ BURR PILGER MAYER, INC.

San Jose, California

February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheet of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and subsidiaries as of January 3, 2015, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California

February 17, 2015

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	January 2, 2016	January 3, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$13,746	$21,482
Short-term investments	23,208	29,598
Trade and other accounts receivable, net of allowances of $0 at both January 2, 2016 and January 3, 2015 .	12,310	12,087
Inventories	18,760	19,212
Prepaid expenses and other current assets	1,712	1,727

Total current assets	69,736	84,106
Property, plant and equipment, net	11,921	12,826
Long-term investments	9,673	17,542
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $5,275 and $4,421 at January 2, 2016 and January 3, 2015, respectively	3,112	3,966
Deferred income taxes and other long-term assets	1,459	55

Total assets	$97,681	$120,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,950	$4,640
Accrued payroll and related liabilities	4,066	3,977
Other accrued liabilities	5,632	8,277
Customer advances	3,625	2,551

Total current liabilities	19,273	19,445
Other long-term liabilities	2,411	2,200
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares — 50,000 issued and outstanding shares — 20,372 and 23,275 at January 2, 2016 and January 3, 2015, respectively	20	23
Additional paid-in capital	166,514	161,271
Treasury stock, 4,845 and 1,426 shares at January 2, 2016 and January 3, 2015, respectively	(28,489)	(9,989)
Accumulated other comprehensive income	412	619
Accumulated deficit	(62,460)	(53,294)

Total stockholders’ equity	75,997	98,630

Total liabilities and stockholders’ equity	$97,681	$120,275

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	January 3, 2016	January 3, 2015	December 31, 2013
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$68,072	$54,463	$55,188
Technology development	7,088	11,087	14,444

Total net revenues	75,160	65,550	69,632
Cost of net revenues:
Systems and components	43,700	40,284	36,356
Technology development	5,143	7,833	11,303

Total cost of net revenues	48,843	48,117	47,659
Gross profit	26,317	17,433	21,973
Operating expenses:
Research and development	15,661	15,832	21,037
Selling, general and administrative	19,638	21,205	22,278
Acquisition-related (benefit), net	(244)	(250)	(3,727)

Total operating expenses	35,055	36,787	39,588
Loss on divestiture	—	—	(208)

Operating loss	(8,738)	(19,354)	(17,823)
Interest income	179	179	279
Other income (expense), net	(52)	158	126

Loss before income taxes	(8,611)	(19,017)	(17,418)
Provision (benefit) for income taxes	555	8,428	(1,722)

Net loss	$(9,166)	$(27,445)	$(15,696)

Net loss per share:
Basic and diluted	$(0.41)	$(1.16)	$(0.66)
Weighted average shares outstanding:
Basic and diluted	22,218	23,671	23,832

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 2, 2016	January 3, 2015	December 31, 2013
	(In thousands)
Net loss	$(9,166)	$(27,445)	$(15,696)
Other comprehensive loss, before tax
Change in unrealized net loss on available-for-sale investments	(39)	(35)	(41)
Foreign currency translation losses	(168)	(71)	(3)

	(207)	(106)	(44)
Income tax expense related to items in other comprehensive loss	—	—	—

Other comprehensive loss, net of tax	(207)	(106)	(44)

Comprehensive loss	$(9,373)	$(27,551)	$(15,740)

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount
Balance at December 31, 2012	23,466	$23	$151,996	—	$—	$769	$(10,153)	$142,635
Shares issued in connection with:
Exercise of stock options	71	—	276	—	—	—	—	276
Settlement of restricted stock units (RSUs)	23	—	—	—	—	—	—	—
Employee stock purchase plan	457	1	1,632	—	—	—	—	1,633
Shares withheld in connection with net share settlement of RSUs	(9)	—	(39)	—	—	—	—	(39)
Equity-based compensation expense	—	—	2,494	—	—	—	—	2,494
Net loss	—	—	—	—	—	—	(15,696)	(15,696)
Other comprehensive loss	—	—	—	—	—	(44)	—	(44)
Common stock repurchases	(241)	—	—	241	(1,688)	—	—	(1,688)

Balance at December 31, 2013	23,767	$24	$156,359	241	$(1,688)	$725	$(25,849)	$129,571
Shares issued in connection with:
Exercise of stock options	190	—	948	—	—	—	—	948
Settlement of RSUs	72	—	—	—	—	—	—	—
Employee stock purchase plan	444	—	1,611	—	—	—	—	1,611
Shares withheld in connection with net share settlement of RSUs	(13)	—	(92)	—	—	—	—	(92)
Equity-based compensation expense	—	—	2,445	—	—	—	—	2,445
Net loss	—	—	—	—	—	—	(27,445)	(27,445)
Other comprehensive loss	—	—	—	—	—	(106)	—	(106)
Common stock repurchases	(1,185)	(1)	—	1,185	(8,301)	—	—	(8,302)

Balance at January 3, 2015	23,275	$23	$161,271	1,426	$(9,989)	$619	$(53,294)	$98,630
Shares issued in connection with:
Exercise of stock options	54	—	239	—	—	—	—	239
Settlement of RSUs	113	—	—	—	—	—	—	—
Employee stock purchase plan	374	—	1,460	—	—	—	—	1,460
Shares withheld in connection with net share settlement of RSUs	(25)	—	(132)	—	—	—	—	(132)
Equity-based compensation expense	—	—	3,296	—	—	—	—	3,296
Grant of RSUs to settle accrued bonus	—	—	380	—	—	—	—	380
Net loss	—	—	—	—	—	—	(9,166)	(9,166)
Other comprehensive loss	—	—	—	—	—	(207)	—	(207)
Common stock repurchases	(3,419)	(3)	—	3,419	(18,500)	—	—	(18,503)

Balance at January 2, 2016	20,372	$20	$166,514	4,845	$(28,489)	$412	$(62,460)	$75,997

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 2, 2016	January 3, 2015	December 31, 2013
Operating activities
Net loss	$(9,166)	$(27,445)	$(15,696)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	3,743	3,769	3,642
Net amortization (accretion) of investment premiums and discounts	319	655	900
Amortization of intangible assets	854	936	876
Equity-based compensation	3,620	3,000	2,494
Deferred income taxes	(12)	(728)	2,229
Deferred income taxes valuation allowance	—	9,394	—
Loss on divestiture	—	—	208
Change in the fair value of acquisition-related contingent consideration	(244)	(250)	(3,727)
Loss (gain) on disposal of equipment	271	41	(153)
Changes in assets and liabilities:
Accounts receivable	(223)	2,950	4,638
Inventories	452	3,550	1,560
Prepaid expenses and other assets	(1,382)	(166)	1,211
Accounts payable	1,310	629	(439)
Accrued payroll and other accrued liabilities	(113)	2,071	(8,259)
Customer advances	1,074	(1,192)	1,550

Total adjustments	9,669	24,659	6,730

Net cash and cash equivalents provided by (used in) operating activities	503	(2,786)	(8,966)
Investing activities
Purchase of investments	(21,058)	(35,703)	(37,055)
Proceeds from sales and maturities of investments	32,900	51,225	42,729
Proceeds from sale of DeltaNu assets	—	—	500
Proceeds from sale of equipment	11	13	153
Increase in restricted cash	—	(1,780)	—
Purchase of equipment	(3,117)	(3,705)	(1,772)

Net cash and cash equivalents provided by investing activities	8,736	10,050	4,555
Financing activities
Proceeds from issuance of common stock	1,699	2,559	1,909
Common stock repurchases	(18,503)	(8,392)	(1,598)
Payment of acquisition-related contingent consideration	—	—	(40)

Net cash and cash equivalents provided by (used in) financing activities	(16,804)	(5,833)	271
Effect of exchange rate changes on cash	(171)	(70)	—

Net increase (decrease) in cash and cash equivalents	(7,736)	1,361	(4,140)
Cash and cash equivalents at beginning of period	21,482	20,121	24,261

Cash and cash equivalents at end of period	$13,746	$21,482	$20,121

Cash paid (received) for:
Income taxes	$1,190	$378	$108
Income tax refund	$—	$—	$(912)
Non-cash investing activity
Finished goods inventory transferred to property, plant and equipment	$—	$—	$1,551

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

Change in Fiscal Year End Date

On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2015 year ended on January 2, 2016. The Company’s fiscal 2014 year ended on January 3, 2015.

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of commercial paper, obligations of the U.S. government and its agencies, corporate debt securities and municipal bonds, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.

Restricted Cash

Restricted cash of $1.0 million as of January 2, 2016 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition Intevac pledged $780,000 as collateral for a banker’s guarantee on an advance payment made by a customer.

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

Trade Accounts and Notes Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade accounts receivable and notes receivable on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible. Also, accounts determined to be uncollectible are put in nonaccrual status whereby interest is not accrued on those accounts.

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

Contingent Consideration and Purchased Intangible Assets

Contingent consideration related to a business combination is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of operations

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to thirteen years using the straight line method. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its Thin-film Equipment and Photonics reporting units.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2015, 2014 and 2013.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net loss. Net income (losses) from foreign currency transactions were $80,000, $11,000, and $(36,000) in 2015, 2014 and 2013, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended January 2, 2016 and January 3, 2015:

	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(in thousands)
Balance at December 31, 2013	$691	$34	$725

Other comprehensive loss before reclassification	(71)	(35)	(106)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(71)	(35)	(106)

Balance at January 3, 2015	$620	$(1)	$619

Other comprehensive loss before reclassification	(168)	(39)	(207)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(168)	(39)	(207)

Balance at January 2, 2016	$452	$(40)	$412

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 740, Income Taxes: Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and noncurrent deferred tax liabilities and assets. Under this update, the deferred tax liabilities and assets are classified as noncurrent on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. Intevac early adopted this update prospectively in fiscal 2015. The adoption of this update did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued an update to ASC 805, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the adjustment amounts are determined. This update is effective for Intevac in the first quarter of fiscal 2016 and should be applied prospectively. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update should be applied prospectively and will be adopted by Intevac in the first quarter of fiscal 2017. Early adoption is permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. This update will be effective for Intevac in the first quarter of fiscal 2016 and may be adopted either retrospectively or prospectively. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an update to ASC 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update to ASC 606 should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2018. Early adoption is not permitted for reporting periods before the first quarter of fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Descriptions of Plans

Equity Incentive Plans

At January 2, 2016, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of January 2, 2016, 4.4 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of January 2, 2016, 326,000 shares remained available for issuance under the ESPP.

The effect of recording equity-based compensation for fiscal 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Equity-based compensation by type of award:
Stock options	$963	$1,094	$984
RSUs	1,711	1,464	419
Employee stock purchase plan	946	442	1,091

Total equity-based compensation	$3,620	$3,000	$2,494

Tax effect on equity-based compensation	$—	$—	$27

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The exercise price of each stock option equals the market price of Intevac’s stock on the date of grant. Most options are scheduled to vest over three and/or four years and expire no later than ten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Intevac’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

	2015	2014	2013
Stock Options:
Weighted-average fair value of grants per share	$2.05	$3.15	$2.49
Expected volatility	46.12%	52.12%	56.28%
Risk free interest rate	1.42%	1.39%	1.09%
Expected term of options (in years)	3.99	4.38	4.20
Dividend yield	None	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 3, 2015	2,584,935	$8.26	4.15	$1,895,817
Options granted	447,625	$5.51
Options cancelled and forfeited	(544,423)	$9.67
Options exercised	(54,490)	$4.40

Options outstanding at January 2, 2016	2,433,647	$7.52	4.10	$141,546

Vested and expected to vest at January 2, 2016	2,300,981	$7.60	4.01	$138,643
Options exercisable at January 2, 2016	1,415,758	$8.55	3.17	$112,363

The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $65,000, $496,000 and $49,000, respectively. At January 2, 2016, Intevac had $900,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.15 years.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The options outstanding and currently exercisable at January 2, 2016 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$3.91 - $ 5.62	831,947	5.28	$4.93	269,411	$4.30
$5.71 - $7.55	854,325	4.31	$6.93	461,122	$6.94
$7.74 - $22.01	747,375	2.55	$11.08	685,225	$11.32

$3.91 - $22.01	2,433,647	4.10	$7.52	1,415,758	$8.55

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at January 3, 2015	350,429	$6.62	1.56	$2,586,166
Granted	346,586	$6.01
Vested	(112,376)	$7.06
Cancelled	(31,055)	$6.30

Non-vested RSUs at January 2, 2016	553,584	$6.16	1.02	$2,607,381

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over three and/or four years. Vesting of RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At January 2, 2016, Intevac had $991,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of 1.02 years.

The annual bonus for participants in the Company’s annual incentive plan for fiscal 2015 will be settled with RSUs with one year vesting issued in 2016. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at January 2, 2016, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $324,000 in fiscal 2015. At January 2, 2016, Intevac had $560,000 of total unrecognized compensation expense, net of estimated forfeitures, related to the annual incentive plan that will be recognized over the weighted average period of 0.69 years.

The annual bonus for participants in the Company’s annual incentive plan for fiscal 2014 was settled with RSUs with one year vesting issued in 2015. The Company recorded equity-based compensation expense related to the annual incentive plan of $554,000 in fiscal 2014. In February 2015, the annual bonus for certain participants was settled with RSUs with one year vesting. Twenty-nine participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share.

Performance-based RSUs (“performance-based awards”) granted in fiscal 2013 to certain executive officers are also subject to the achievement of specified performance goals. These performance-based awards become eligible to vest only if performance goals are achieved and then actually will vest only if the grantee remains employed by Intevac through each applicable vesting date. The fair value of these performance-based awards is estimated on the date of grant and assumes that the specified performance goals will be achieved. If the goals are achieved, these awards vest over a specified remaining service period, provided that the grantee remains employed by Intevac through each scheduled vesting date. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals require the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods. In early 2015, the Compensation Committee assessed performance against the goals following the completion of the 2-year performance period for Tranche 1 and determined that 5,532 shares of the awards became earned and therefore eligible for time-based vesting. In early 2016, the Compensation Committee assessed performance against the goals following the completion of the 3-year performance period for Tranche 2 and determined that 4,920 shares of the awards became earned and therefore eligible for time-based vesting.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.14	$2.08	$1.63
Expected volatility	43.45%	44.00%	51.54%
Risk free interest rate	0.45%	0.11%	0.26%
Expected term of purchase rights (in years)	1.36	0.69	1.77
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during fiscal 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(in thousands, except per share amounts)
Shares purchased	374	444	457
Weighted average purchase price per share	$3.90	$3.63	$3.58
Aggregate intrinsic value of purchase rights exercised	$688	$1,444	$745

As of January 2, 2016, Intevac had $595,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted average period of 0.70 years.

3. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted loss per share:

	2015	2014	2013
	(in thousands, except per share amounts)
Net loss	$(9,166)	$(27,445)	$(15,696)

Weighted-average shares – basic	22,218	23,671	23,832
Effect of dilutive potential common shares	—	—	—

Weighted-average shares – diluted	22,218	23,671	23,832

Net loss per share – basic and diluted	$(0.41)	$(1.16)	$(0.66)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

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

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at January 2, 2016 and January 3, 2015.

	2015	2014
HGST	37%	*
Western Digital	15%	*
U.S. Government	11%	13%
Seagate Technology	*	46%

*	Less than 10%

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2015, 2014, and/or 2013.

	2015	2014	2013
U.S. Government	26%	32%	*
Seagate Technology	22%	15%	37%
HGST	15%	17%	*
Northrop Grumman	*	*	11%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2015, 2014, and 2013. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV and DCP manufacturing and Intevac’s success in developing military products based on its low-light technology.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Balance Sheet Details

Balance sheet details were as follows as of January 2, 2016 and January 3, 2015:

Trade and Other Accounts Receivable, Net

Receivables consisted of the following components:

	January 2, 2016	January 3, 2015
	(in thousands)
Trade receivables and other	$11,939	$10,548
Unbilled costs and accrued profits	371	1,539
Less: allowance for doubtful accounts	—	—

	$12,310	$12,087

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	January 2, 2016	January 3, 2015
	(in thousands)
Raw materials	$11,081	$10,684
Work-in-progress	4,365	2,299
Finished goods	3,314	6,229

	$18,760	$19,212

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

Property, Plant and Equipment

	January 2, 2016	January 3, 2015
	(in thousands)
Leasehold improvements	$15,242	$15,245
Machinery and equipment	42,317	43,141

	57,559	58,386
Less accumulated depreciation and amortization	45,638	45,560

Total property, plant and equipment, net	$11,921	$12,826

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $2.4 million at January 3, 2015.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable

Included in accounts payable is $582,000 and $254,000 of book overdraft at January 2, 2016 and January 3, 2015, respectively.

Other Accrued Liabilities

	January 2, 2016	January 3, 2015
	(in thousands)
Deferred revenue	$3,789	$4,260
Accrued product warranties	835	1,022
Other taxes payable	378	277
Income taxes payable	234	14
Acquisition-related contingent consideration	179	59
Payable for pending purchase of available-for-sale marketable securities	—	2,059
Deferred income taxes	—	5
Other	217	581

Total other accrued liabilities	$5,632	$8,277

Other Long-Term Liabilities

	January 2, 2016	January 3, 2015
	(in thousands)
Deferred rent	$1,190	$861
Acquisition-related contingent consideration	711	1,075
Accrued income taxes	363	100
Accrued product warranties	147	164

Total other long-term liabilities	$2,411	$2,200

6. Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	January 2, 2016			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$2,646	$473	$3,119	$2,426	$693
Purchased technology	5,148	2,509	2,639	5,148	1,875	3,273
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$5,275	$3,112	$8,387	$4,421	$3,966

Intangible assets by segment as of January 2, 2016 are as follows: Thin-film Equipment; $2.8 million and Photonics; $323,000.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total amortization expense of purchased intangibles for fiscal 2015, 2014 and 2013 was $854,000, $936,000, and $876,000 respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets as of January 2, 2016, is as follows.

(in thousands)
2016	853
2017	756
2018	615
2019	615
2020	273

$3,112

7. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at January 2, 2016.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on January 2, 2016 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of January 2, 2016, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of January 2, 2016. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at January 2, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands, except for percentages)
Revenue Earnout	$890	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.4% 10.0% - 80.0% (33.5%)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Beginning balance	$1,134	$1,384	$5,151
Changes in fair value	(244)	(250)	(3,727)
Cash payments made	—	—	(40)

Ending balance	$890	$1,134	$1,384

8. Divestiture

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

As the earnout is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain, Intevac did not recognize the minimum earnout payments upon closing, but instead will record income in the period when the minimum earnout payments can be reasonably estimated for that period and payment is assured. The first and second earnout payments in the amount of $75,000 and $100,000 were received in fiscal 2014 and fiscal 2015 and were reported in other income (expense), net on the consolidated statements of operations.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	January 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$6,208	$—	$—	$6,208
Money market funds	7,538	—	—	7,538

Total cash and cash equivalents	$13,746	$—	$—	$13,746
Short-term investments:
Corporate bonds and medium-term notes	$9,978	$—	$7	$9,971
Municipal bonds	4,238	—	—	4,238
U.S. treasury and agency securities	8,999	—	—	8,999

Total short-term investments	$23,215	$—	$7	$23,208
Long-term investments:
Corporate bonds and medium-term notes	$6,212	$—	$23	$6,189
U.S. treasury and agency securities	3,494	—	10	3,484

Total long-term investments	$9,706	$—	$33	$9,673

Total cash, cash equivalents, and investments	$46,667	$—	$40	$46,627

	January 3, 2015
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$4,948	$—	$—	$4,948
Money market funds	16,534	—	—	16,534

Total cash and cash equivalents	$21,482	$—	$—	$21,482
Short-term investments:
Commercial paper	$2,995	$2	$—	$2,997
Corporate bonds and medium-term notes	21,203	2	6	21,199
Municipal bonds	5,392	11	1	5,402

Total short-term investments	$29,590	$15	$7	$29,598
Long-term investments:
Corporate bonds and medium-term notes	$6,266	$1	$4	$6,263
Municipal bonds	2,290	—	8	2,282
U.S. treasury and agency securities	8,995	3	1	8,997

Total long-term investments	$17,551	$4	$13	$17,542

Total cash, cash equivalents, and investments	$68,623	$19	$20	$68,622

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of available-for-sale securities at January 2, 2016 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$30,753	$30,746
Due after one through two years	9,706	9,673

	$40,459	$40,419

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of January 2, 2016.

	January 2, 2016
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds and medium-term notes	$16,160	$30	$—	$—
U.S. treasury and agency securities	7,483	10	—	—

	$23,643	$40	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of January 2, 2016.

	Fair Value Measurements at January 2, 2016
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$7,538	$7,538	$—
U.S. treasury and agency securities	12,483	10,483	2,000
Corporate bonds and medium-term notes	16,160	—	16,160
Municipal bonds	4,238	—	4,238

Total recurring fair value measurements	$40,419	$18,021	$22,398

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of January 2, 2016 and January 3, 2015:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	January 2, 2016	January 3, 2015	January 2, 2016			January 3, 2015			January 2, 2016			January 3, 2015
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$924	$2,647	(a	)	$1	(a	)	$10	(b	)	$4	(b	)	$4

Total Hedges	$924	$2,647			$1			$10			$4			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

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

On November 12, 2015, Intevac entered into a Share Repurchase Agreement with Northern Right Capital Management, L.P. and certain of its affiliated funds, including on behalf of a managed account (collectively, “NRC”), whereby Intevac repurchased 1,483,171 shares of its common stock (or approximately 6.8% of the outstanding common stock) from NRC in a privately negotiated transaction at a purchase price of $4.98 per share, for an aggregate purchase price of $7.4 million. The repurchase was made in conjunction with Intevac’s stock repurchase program.

At January 2, 2016, $1.5 million remains available for future stock repurchases under the repurchase program.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes Intevac’s stock repurchases for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands, except per share amounts)
Shares of common stock repurchased	3,419	1,185	241
Cost of stock repurchased	$18,503	$8,302	$1,688
Average price paid per share	$5.39	$6.97	$6.97

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

11. Income Taxes

The provision for (benefit from) income taxes on loss from continuing operations for fiscal 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Federal:
Current	$—	$(324)	$(3,925)
Deferred	—	—	3,387

	—	(324)	(538)
State:
Current	6	5	12
Deferred	—	—	—

	6	5	12
Foreign:
Current	561	81	(38)
Deferred	(12)	8,666	(1,158)

	549	8,747	(1,196)
Total	$555	$8,428	$(1,722)

Loss before income taxes (benefit) for fiscal 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
U.S	$(9,538)	$(13,191)	$(11,478)
Foreign	927	(5,826)	(5,940)

	$(8,611)	$(19,017)	$(17,418)

Effective tax rate	(6.4)%	(44.3)%	9.9%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	January 2, 2016	January 3, 2015
Deferred tax assets:
Vacation, warranty and other accruals	$898	$997
Depreciation and amortization	814	538
Intangible amortization	2,397	2,767
Inventory valuation	3,321	3,117
Deferred income	750	1,621
Equity-based compensation	3,612	5,920
Net operating loss, research and other tax credit carryforwards	51,186	47,044
Other	481	358

	63,459	62,362
Valuation allowance for deferred tax assets	(62,365)	(60,612)

Total deferred tax assets	1,094	1,750

Deferred tax liabilities:
Purchased technology	(950)	(1,195)
Unbilled revenue	(132)	(555)
Other	—	—

Total deferred tax liabilities	(1,082)	(1,750)

Net deferred tax assets	$12	$—

As reported on the balance sheet:
Current deferred tax assets	$12	$—
Non-current deferred tax assets	—	5
Current deferred tax liability	—	(5)

	$12	$—

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized. For fiscal 2015, a valuation allowance increase of $631,000 for the Singapore deferred tax asset was recorded.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2015, 2014 and 2013, valuation allowance increases of $1.6 million, $4.7 million and $7.2 million, respectively for the U.S. federal deferred tax asset were recorded. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of January 2, 2016, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $56.6 million, $59.8 million and $62.0 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028 and the state net operating loss carryforwards will begin to expire in 2016. The foreign net operating loss carryforwards do not expire. As of January 2, 2016, our federal and state tax credit carryforwards for income tax purposes were approximately $12.3 million and $12.8 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credits carry forward indefinitely.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) for fiscal 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Income tax (benefit) at the federal statutory rate	$(3,014)	$(6,656)	$(6,096)
State income taxes, net of federal benefit	6	5	12
Change in valuation allowance:
U.S	1,625	4,733	7,201
Foreign	631	9,394	—
Effect of foreign operations taxed at various rates	(140)	1,662	983
Research tax credits	(931)	(569)	(2,284)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	2,114	153	(1,062)
Unrecognized tax benefits	264	(294)	(476)

Total	$555	$8,428	$(1,722)

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $12.8 million of undistributed earnings from non-U.S. operations as of January 2, 2016 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

Intevac benefitted from tax incentives in Singapore which were scheduled to expire at the end of 2015. These tax incentives provided a lower income tax rate on certain classes of income so long as certain thresholds

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of business investment and employment levels were met in Singapore. Intevac was granted an early termination of this tax benefit arrangement effective January 1, 2013 by the Singapore tax authority. The terms of the early termination include meeting certain agreed upon future annual business spending and staffing levels in Singapore. Failure to meet the terms of the early termination could result in a claw back by the Singapore government of tax benefits received in previous years.

The total amount of gross unrecognized tax benefits was $7.2 million as of January 2, 2016, of which $354,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Beginning balance	$6,578	$6,482	$6,000
Additions based on tax positions related to the current year	574	57	597
Additions for tax positions of prior years	21	250	98
Settlements	—	—	—
Lapse of statute of limitations	—	(211)	(213)

Ending balance	$7,173	$6,578	$6,482

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2015, 2014 and 2013, Intevac recognized a net tax expense (benefit) for interest of $2,000, ($110,000) and ($13,000), respectively. As of January 2, 2016 Intevac had $10,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The material jurisdictions where Intevac is subject to potential examination by tax authorities for tax years after 2009 include the U.S. (Federal and California) and Singapore. The Singapore Inland Revenue Authority is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. The Singapore Inland Revenue Authority has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. These deposits of $1.4 million are included in other long-term assets at January 2, 2016. The ultimate outcome of this examination is subject to uncertainty, and the Company has a liability for its uncertain tax position in Singapore as of January 2, 2016 of $262,000. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac did not make any cash contributions for fiscal 2015 and fiscal 2014. Intevac made cash contributions of $422,000 for fiscal 2013. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $219,000, $22,000 and $1.7 million, respectively for fiscal 2015, 2014 and 2013. In fiscal 2015 and fiscal 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. Charges for bonuses in the amount of $324,000 and $554,000 for fiscal 2015 and fiscal 2014 were reported as stock compensation expense. In February 2015, the annual bonus for certain participants of the 2014 annual incentive plan was settled with RSUs with one year vesting. Twenty-nine participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. See Note 2 “Equity-Based Compensation.”

13. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheets is $1.2 of deferred rent as of January 2, 2016 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. This standby letter of credit is secured with $1.0 million of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $4.0 million, $3.8 million and $2.9 million for fiscal 2015, 2014, and 2013, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 2, 2016, future minimum lease payments are as follows.

(in thousands)
2016	$3,108
2017	2,636
2018	2,630
2019	2,709
2020	2,790
Thereafter	9,650

$23,523

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

Letters of Credit

As of January 2, 2016, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash.

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, PV manufacturing and DCP manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of operations.

The following table displays the activity in the warranty provision account for fiscal 2015 and 2014:

	2015	2014
	(in thousands)
Beginning balance	$1,186	$1,647
Expenditures incurred under warranties	(463)	(834)
Accruals for product warranties	837	931
Adjustments to previously existing warranty accruals	(578)	(558)

Ending balance	$982	$1,186

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

14. Segment and Geographic Information

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of January 2, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Thin-film Equipment segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the hard drive, solar cell and DCP industries, as well as other adjacent thin-film markets.

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images. Intevac provides sensors, cameras and systems for government applications such as night vision and long-range target identification.

Information for each reportable segment for fiscal 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(in thousands)
Net Revenues
Thin-film Equipment	$39,622	$25,290	$39,135
Photonics	35,538	40,260	30,497

Total segment net revenues	$75,160	$65,550	$69,632

	2015	2014	2013
	(in thousands)
Operating Profit (Loss)
Thin-film Equipment	$(9,345)	$(22,008)	$(12,951)
Photonics	5,206	8,932	1,058

Total segment operating profit (loss)	(4,139)	(13,076)	(11,893)

Unallocated costs	(4,599)	(6,278)	(5,722)
Loss on divestiture	—	—	(208)

Operating loss	(8,738)	(19,354)	(17,823)

Interest income	179	179	279
Other income (expense), net	(52)	158	126

Loss before income taxes	$(8,611)	$(19,017)	$(17,418)

	2015	2014	2013
	(in thousands)
Depreciation and Amortization
Thin-film Equipment	$2,443	$2,379	$2,146
Photonics	1,737	1,834	1,900

Total segment depreciation and amortization	4,180	4,213	4,046

Unallocated costs	417	492	472

Total consolidated depreciation and amortization	$4,597	$4,705	$4,518

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2015	2014	2013
	(in thousands)
Capital Additions
Thin-film Equipment	$1,433	$2,230	$1,857
Photonics	749	1,203	894

Total segment capital additions	2,182	3,433	2,751

Unallocated	935	272	572

Total consolidated capital additions	$3,117	$3,705	$3,323

	2015	2014
	(in thousands)
Segment Assets
Thin-film Equipment	$29,528	$30,670
Photonics	16,029	17,126

Total segment assets	45,557	47,796

Cash and investments	46,627	68,622
Restricted cash	1,780	1,780
Deferred income taxes	12	5
Other current assets	1,052	989
Common property, plant and equipment	1,218	1,083
Other assets	1,435	—

Consolidated total assets	$97,681	$120,275

Geographic revenue information for fiscal 2015, 2014 and 2013 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2015	2014	2013
	(in thousands)
United States	$49,034	$51,584	$32,534
Asia (*)	23,855	9,931	31,907
Europe	2,271	4,035	5,191

Total net revenues	$75,160	$65,550	$69,632

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at January 2, 2016 and January 3, 2015 was as follows:

	January 2, 2016	January 3, 2015
	(in thousands)
United States	$10,990	$11,534
Asia	931	1,292

Net property, plant & equipment	$11,921	$12,826

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Restructuring Charges

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “2015 Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The cost of implementing the 2015 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the 2015 Plan occurred in the first quarter of fiscal 2015. Implementation of the 2015 Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the 2014 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the 2014 Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

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

As of January 2, 2016, activities related to the 2015, 2014 and 2013 Plans were complete.

The changes in restructuring reserves associated with the Plan for fiscal 2015, 2014, and 2013, are as follows.

	Severance and other employee- related costs
	2015	2014	2013
	(in thousands)
Balance at the beginning of the year	$—	$—	$—
Provision for restructuring charges	148	288	742
Cash payments made	(148)	(288)	(742)

Balance at the end of the year	$—	$—	$—

16. Related Party Transaction

On November 12, 2015, Intevac entered into a Share Repurchase Agreement with NRC, whereby Intevac repurchased 1,483,171 shares of its common stock (or approximately 6.8% of the outstanding common stock) from NRC in a privately negotiated transaction at a purchase price of $4.98 per share, for an aggregate purchase price of $7.4 million. The repurchase was made in conjunction with Intevac’s stock repurchase program. Matthew Drapkin, a member of Intevac’s Board of Directors, is a principal of NRC and a member of BC Advisors, LLC, which is the general partner of NRC. NRC continues to beneficially own approximately 3.6% of the outstanding shares of Intevac’s common stock subsequent to the transaction.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	Apr. 4, 2015	July 4, 2015	Oct. 3, 2015	Jan. 02, 2016
	(in thousands, except per share data)
Net sales	$19,885	$20,458	$18,418	$16,398
Gross profit	6,922	7,806	4,912	6,677
Net income (loss)	(2,893)	12	(3,759)	(2,526)
Basic and diluted income (loss) per share	$(0.12)	$—	$(0.17)	$(0.12)

	Three Months Ended
	March 29, 2014	June 28, 2014	Sept. 27, 2014	Jan. 03, 2015
	(in thousands, except per share data)
Net sales	$17,015	$14,715	$14,757	$19,062
Gross profit	4,810	5,211	4,815	2,596
Net loss	(4,521)	(5,007)	(3,559)	(14,358)
Basic and diluted loss per share	$(0.19)	$(0.21)	$(0.15)	$(0.62)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of January 2, 2016. Burr Pilger Mayer Inc., an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended January 2, 2016 and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ BURR PILGER MAYER, INC.

San Jose, California

February 17, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at January 2, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders (2)	2,987,231	$7.52	983,981
Equity compensation plans not approved by security holders	—	—	—

Total	2,987,231	$7.52	983,981

(1)	Excludes securities reflected in column (a).
(2)	Included in the column (c) amount are 325,883 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2015” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (6)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7 (7)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.8+ (3)	The Registrant’s 401(k) Profit Sharing Plan

10.9 (8)	Director and Officer Indemnification Agreement

10.10+ (7)	The Registrant’s Executive Incentive Plan

10.11+ (9)	Separation Agreement and Release of Kevin Fairbairn dated November 30, 2012

10.12+ (10)	Offer Letter with Wendell Blonigan

10.13+ (10)	Severance Agreement with Wendell Blonigan

Exhibit Number	Description

10.14(11)	Agreement, dated as of December 9, 2013, by and among Intevac Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC

10.15(12)	Amendment No. 1, dated November 12, 2015, to Agreement, dated as of December 9, 2013, by and among Intevac, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), Northern Right Capital (QP), L.P. (f/k/a Becker Drapkin Partners (QP), L.P.), and Becker Drapkin Partners, L.P.

10.16+ (13)	Executive Transition Plan with Michael Russak dated January 6, 2014

10.17+ (14)	Executive Transition Plan and Agreement with Christopher Smith dated January 27, 2014

10.18+ (15)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.19+ (16)	Offer Letter with James Moniz

10.20+ (16)	Change in Control Agreement with James Moniz dated October 29, 2014

10.21 (17)	Agreement, dated as of May 11, 2014, by and among Intevac, Inc., J. Daniel Plants, Marc T. Giles, Voce Catalyst Partners LP and Voce Capital Management LLC

10.22 (12)	Share Repurchase Agreement, dated as of November 12, 2015, by and among Intevac, Inc., Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), and Becker Drapkin Partners SLV, Ltd.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 84)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 30, 2015.
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 29, 2014
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Form 10-K filed February 22, 2013
(10)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 10, 2013
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 12, 2015
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 7, 2014
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 31, 2014
(15)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(16)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 15, 2014
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2016.

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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 17, 2016
(Wendell T. Blonigan)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 17, 2016
(James Moniz)	Administration, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ NORMAN H. POND	Chairman of Board	February 17, 2016
(Norman H. Pond)

/s/ JAMES D. BENHAM	Director	February 17, 2016
(James D. Benham)

/s/ MATTHEW A. DRAPKIN	Director	February 17, 2016
(Matthew A. Drapkin)

/s/ DAVID S. DURY	Director	February 17, 2016
(David S. Dury)

/s/ MARC T. GILES	Director	February 17, 2016
(Marc T. Giles)

/s/ THOMAS M. ROHRS	Director	February 17, 2016
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 17, 2016
(John F. Schaefer)