Form 10-Q
period 2016-04-02
INTEVAC INC
filed 2016-05-03
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

On May 3, 2016, 20,649,857 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2016	January 2, 2016
	(Unaudited) (In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$21,800	$13,746
Short-term investments	14,742	23,208
Trade and other accounts receivable, net of allowances of $0 at both April 2, 2016 and at January 2, 2016	5,203	12,310
Inventories	20,368	18,760
Prepaid expenses and other current assets	1,599	1,712

Total current assets	63,712	69,736
Property, plant and equipment, net	12,208	11,921
Long-term investments	6,951	9,673
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $5,488 at April 2, 2016 and $5,275 at January 2, 2016	2,899	3,112
Deferred income taxes and other long-term assets	1,471	1,459

Total assets	$89,021	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,455	$5,950
Accrued payroll and related liabilities	3,364	4,066
Other accrued liabilities	3,420	5,632
Customer advances	3,625	3,625

Total current liabilities	14,864	19,273
Other long-term liabilities	2,385	2,411
Stockholders’ equity:
Common stock, $0.001 par value	21	20
Additional paid-in capital	168,482	166,514
Treasury stock, 4,845 shares at April 2, 2016 and January 2, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	523	412
Accumulated deficit	(68,765)	(62,460)

Total stockholders’ equity	71,772	75,997

Total liabilities and stockholders’ equity	$89,021	$97,681

Note: Amounts as of January 2, 2016 are derived from the January 2, 2016 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 2, 2016	April 4, 2015
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$13,282	$18,082
Technology development	382	1,803

Total net revenues	13,664	19,885
Cost of net revenues:
Systems and components	8,950	11,585
Technology development	858	1,378

Total cost of net revenues	9,808	12,963

Gross profit	3,856	6,922
Operating expenses:
Research and development	5,176	4,608
Selling, general and administrative	4,996	5,253

Total operating expenses	10,172	9,861

Loss from operations	(6,316)	(2,939)
Interest income and other, net	37	79

Loss before income taxes	(6,279)	(2,860)
Provision for income taxes	26	33

Net loss	$(6,305)	$(2,893)

Net loss per share:
Basic and Diluted	$(0.31)	$(0.12)

Weighted average common shares outstanding:
Basic and Diluted	20,551	23,229

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	April 2, 2016	April 4, 2015
	(Unaudited)
	(In thousands)
Net loss	$(6,305)	$(2,893)

Other comprehensive income, before tax:
Change in unrealized net gain on available-for-sale investments	44	29
Foreign currency translation gains	67	—

Other comprehensive income, before tax	111	29

Income tax provision related to items in other comprehensive income	—	—

Other comprehensive income, net of tax	111	29

Comprehensive loss	$(6,194)	$(2,864)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2, 2016	April 4, 2015
	(Unaudited) (In thousands)
Operating activities
Net loss	$(6,305)	$(2,893)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,176	1,173
Net amortization of investment premiums and discounts	36	131
Equity-based compensation	1,111	862
Change in the fair value of acquisition-related contingent consideration	16	(26)
Changes in operating assets and liabilities	1,296	(1,295)

Total adjustments	3,635	845

Net cash and cash equivalents used in operating activities	(2,670)	(2,048)
Investing activities
Purchases of investments	(2,109)	(11,476)
Proceeds from sales and maturities of investments	13,305	12,000
Purchases of leasehold improvements and equipment	(1,250)	(918)

Net cash and cash equivalents provided by (used in) investing activities	9,946	(394)
Financing activities
Proceeds from issuance of common stock	711	834
Common stock repurchases	—	(2,806)

Net cash and cash equivalents provided by (used in) financing activities	711	(1,972)

Effect of exchange rate changes on cash and cash equivalents	67	—

Net increase (decrease) in cash and cash equivalents	8,054	(4,414)
Cash and cash equivalents at beginning of period	13,746	21,482

Cash and cash equivalents at end of period	$21,800	$17,068

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 2, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Form 10-K”). Intevac’s results of operations for the three months ended April 2, 2016 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	April 2,	January 2,
	2016	2016
	(In thousands)
Raw materials	$10,547	$11,081
Work-in-progress	8,168	4,365
Finished goods	1,653	3,314

	$20,368	$18,760

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing and evaluation inventory.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.	Equity-Based Compensation

At April 2, 2016, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and performance bonus awards.

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date into of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock.

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended April 2, 2016 and April 4, 2015 was as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Equity-based compensation by type of award:
Stock options	$276	$316
RSUs	634	340
Employee stock purchase plan	201	206

Total equity-based compensation	$1,111	$862

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Option activity as of April 2, 2016 and changes during the three months ended April 2, 2016 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 2, 2016	2,433,647	$7.52
Options granted	8,750	$4.40
Options cancelled and forfeited	(19,503)	$7.78
Options exercised	—	$—

Options outstanding at April 2, 2016	2,422,894	$7.51

Vested and expected to vest at April 2, 2016	2,320,851	$7.57
Options exercisable at April 2, 2016	1,435,063	$8.53

Intevac issued 187,214 shares under the ESPP during the three months ended April 2, 2016.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	April 2, 2016	April 4, 2015
Stock Options:
Weighted-average fair value of grants per share	$1.50	$2.60
Expected volatility	42.96%	49.62%
Risk free interest rate	1.04%	1.00%
Expected term of options (in years)	3.96	4.00
Dividend yield	None	None
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.54	$2.26
Expected volatility	39.33%	44.05%
Risk free interest rate	0.76%	0.39%
Expected term of purchase rights (in years)	1.93	1.22
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option grants and ESPP purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the stock option grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 2, 2016	553,584	$6.16
Granted	578,966	$3.98
Vested	(141,839)	$6.90
Cancelled and forfeited	(50,526)	$4.71

Non-vested RSUs at April 2, 2016	940,185	$4.78

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

Market condition-based RSUs vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically five years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 125,000 of such awards to certain executive officers in the three months ended April 2, 2016. These awards have a derived service period of 2.8 years.

Intevac estimated the weighted-average fair value of market condition-based RSUs using the following weighted-average assumptions:

Three Months Ended
April 2, 2016
Weighted-average fair value of grants per share	$2.46
Expected volatility	47.65%
Risk free interest rate	1.35%
Expected term (in years)	4.79
Dividend yield	None

In fiscal 2016 and fiscal 2015, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at April 2, 2016 and April 4, 2015, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one year vesting. 34 participants were granted stock awards to receive 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. In February 2015, the 2014 annual bonus for certain participants was settled with RSUs with one year vesting. 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense (credit) related to the annual incentive plans of $115,000 and $(51,000) for the three months ended April 2, 2016 and April 4, 2015, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance-based RSUs were granted in fiscal 2013 to certain executive officers and were also subject to the achievement of specified performance goals. These performance-based RSUs became eligible to vest only if performance goals were achieved and then actually will vest only if the grantee remained employed by Intevac through each applicable vesting date. The fair value of these performance-based RSUs was estimated on the date of grant and assumed that the specified performance goals would be achieved. If the goals were achieved, these awards would vest over a specified remaining service period, provided that the grantee remained employed by Intevac through each scheduled vesting date. If the performance goals were not met, no compensation expense was recognized and any previously recognized compensation expense was reversed. The expected cost of each award was reflected over the service period and was reduced for estimated forfeitures. For performance-based awards granted during fiscal 2013, the performance goals required the achievement of targeted revenues and adjusted annual operating profit levels measured at the end of two and three-year periods. In early 2016, the Compensation Committee assessed performance against the goals following the completion of the 3-year performance period for Tranche 2 and determined that 4,920 shares of the awards had been earned and therefore were eligible for time-based vesting. In early 2015, the Compensation Committee assessed performance against the goals following the completion of the 2-year performance period for Tranche 1 and determined that 5,532 shares of the awards became earned and therefore eligible for time-based vesting.

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of April 2, 2016, are as follows.

	April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(4,570)	$2,602
Photonics	1,215	(918)	297

	$8,387	$(5,488)	$2,899

Total amortization expense of finite-lived intangibles for the three months ended April 2, 2016 was $213,000.

As of April 2, 2016, future amortization expense is expected to be as follows.

(In thousands)
2016	$641
2017	754
2018	615
2019	615
2020	274

$2,899

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders a revenue earnout in cash on Intevac’s net revenue from commercial sales of certain products

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on April 2, 2016 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of April 2, 2016, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statements of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Opening balance	$890	$1,134
Changes in fair value	16	(26)

Closing balance	$906	$1,108

The following table displays the balance sheet classification of the contingent consideration liability account at April 2, 2016 and at January 2, 2016:

	April 2, 2016	January 2, 2016
	(In thousands)
Other accrued liabilities	$182	$179
Other long-term liabilities	724	711

Total acquisition-related contingent consideration	$906	$890

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of April 2, 2016. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at April 2, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$906	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.4% 10.0% - 80.0% (33.5%)

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, PV manufacturing and display cover panel (“DCP”) manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three-month periods ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Opening balance	$982	$1,186
Expenditures incurred under warranties	(198)	(130)
Accruals for product warranties issued during the reporting period	114	396
Adjustments to previously existing warranty accruals	(122)	(100)

Closing balance	$776	$1,352

The following table displays the balance sheet classification of the warranty provision account at April 2, 2016 and at January 2, 2016:

	April 2,	January 2,
	2016	2016
	(In thousands)
Other accrued liabilities	$678	$835
Other long-term liabilities	98	147

Total warranty provision	$776	$982

8.	Guarantees

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Letters of Credit

As of April 2, 2016, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash.

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$7,414	$—	$—	$7,414
Money market funds	11,787	—	—	11,787
Commercial paper	2,599	—	—	2,599

Total cash and cash equivalents	$21,800	$—	$—	$21,800
Short-term investments:
Corporate bonds and medium-term notes	$5,623	$2	$2	$5,623
Municipal bonds	3,121	1	1	3,121
U.S. treasury and agency securities	5,996	2	—	5,998

Total short-term investments	$14,740	$5	$3	$14,742
Long-term investments:
Corporate bonds and medium-term notes	$5,451	$5	$2	$5,454
U.S. treasury and agency securities	1,498	—	1	1,497

Total long-term investments	$6,949	$5	$3	$6,951

Total cash, cash equivalents, and investments	$43,489	$10	$6	$43,493

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 2, 2016.

	April 2, 2016
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds and medium-term notes	$5,167	$4	$—	$—
Municipal bonds	1,446	1	—	—
U.S. treasury and agency securities	1,497	1	—	—

	$8,110	$6	$—	$—

The contractual maturities of available-for-sale securities at April 2, 2016 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$29,126	$29,128
Due after one through two years	6,949	6,951

	$36,075	$36,079

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of April 2, 2016.

	Fair Value Measurements at April 2, 2016
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$11,787	$11,787	$—
U.S. treasury and agency securities	7,495	7,495	—
Commercial paper	2,599	—	2,599
Corporate bonds and medium-term notes	11,077	—	11,077
Municipal bonds	3,121	—	3,121

Total recurring fair value measurements	$36,079	$19,282	$16,797

10.	Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have original maturities of approximately 30 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 2, 2016 and January 2, 2016:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	April 2, 2016	January 2, 2016	April 2, 2016			January 2, 2016			April 2, 2016			January 2, 2016
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$865	$924	(a	)	$—	(a	)	$1	(b	)	$2	(b	)	$4

Total Hedges	$865	$924			$—			$1			$2			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At April 2, 2016, $1.5 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	443
Cost of stock repurchased	$—	$2,987
Average price paid per share	$—	$6.71

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended April 2, 2016 and April 4, 2015, are as follows.

	Three Months Ended			Three Months Ended
	April 2, 2016			April 4, 2015
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(In thousands)
Beginning balance	$452	$(40)	$412	$620	$(1)	$619
Other comprehensive income before reclassification	67	44	111	—	29	29
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	67	44	111	—	29	29

Ending balance	$519	$4	$523	$620	$28	$648

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Net loss	$(6,305)	$(2,893)

Weighted-average shares – basic	20,551	23,229
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	20,551	23,229

Net loss per share –basic	$(0.31)	$(0.12)

Net loss per share –diluted	$(0.31)	$(0.12)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 2, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three months ended April 2, 2016 and April 4, 2015 is as follows:

Net Revenues

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Thin-film Equipment	$5,580	$10,628
Photonics	8,084	9,257

Total segment net revenues	$13,664	$19,885

Operating Loss

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Thin-film Equipment	$(5,445)	$(3,297)
Photonics	407	1,477

Total segment operating profit (loss)	(5,038)	(1,820)
Unallocated costs	(1,278)	(1,119)

Loss from operations	(6,316)	(2,939)
Interest income and other, net	37	79

Loss before income taxes	$(6,279)	$(2,860)

Total assets for each reportable segment as of April 2, 2016 and January 2, 2016 are as follows:

Assets

	April 2, 2016	January 2, 2016
	(In thousands)
Thin-film Equipment	$25,664	$29,528
Photonics	13,549	16,029

Total segment assets	39,213	45,557

Cash, cash equivalents and investments	43,493	46,627
Restricted cash	1,780	1,780
Deferred income taxes	12	12
Other current assets	1,039	1,052
Common property, plant and equipment	2,049	1,218
Other assets	1,435	1,435

Consolidated total assets	$89,021	$97,681

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.	Restructuring Charges

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 3 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

The changes in restructuring reserves associated with the Plan for the three months ended April 4, 2015 are as follows:

April 4, 2015

Severance and other employee- related costs
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	148
Cash payments made	(148)

Ending balance	$—

15.	Income Taxes

Intevac recorded income tax provisions of $26,000 for the three months ended April 2, 2016 and of $33,000 for the three months ended April 4, 2015. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three month periods ended April 2, 2016 and April 4, 2015 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Singapore Inland Revenue Authority is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. The Singapore Inland Revenue Authority has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. These deposits of $1.4 million are included in other long-term assets at April 2, 2016 and January 2, 2016. The ultimate outcome of this examination is subject to uncertainty, and the Company has a liability for its uncertain tax position in Singapore as of April 2, 2016 and January 2, 2016 of $262,000. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2016 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 17, 2016, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive, solar cell and display cover panel (“DCP”) industries. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk media, solar cells and DCPs as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics.

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

The following table presents certain significant measurements for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$13,664	$19,885	$(6,221)
Gross profit	$3,856	$6,922	$(3,066)
Gross margin percent	28.2%	34.8%	(6.6) points
Net loss	$(6,305)	$(2,893)	$(3,412)
Loss per diluted share	$(0.31)	$(0.12)	$(0.19)

Net revenues decreased during the first quarter of fiscal 2016 compared to the same period in the prior year primarily due to lower Thin-film Equipment sales and lower Photonics technology development contracts. Thin-film Equipment recognized revenue on one VERTEX™ coating system for DCP in the first quarter of fiscal 2016 compared to one 200 Lean system and one VERTEX system in the first quarter of fiscal 2015. The net loss for the first quarter of fiscal 2016 increased compared to the same period in the prior year due to lower revenues and lower gross margins and slightly higher operating expenses as the Company made incremental investments in research and development (“R&D”).

In fiscal 2016, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand. However, the Company believes that shipments of Intevac equipment to hard disk drive manufacturers may be higher than 2015 levels as customers begin to replace older capacity tools. In 2016, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for DCPs and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2016, Intevac expects that Photonics business levels will be about the same levels as 2015 as Photonics continues to deliver production shipments of the pilot night vision systems for the Apache helicopter and night vision camera modules for the F35 Joint Strike Fighter program.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
Thin-film Equipment	$5,580	$10,628	$(5,048)
Photonics
Products	7,702	7,454	248
Contract R&D	382	1,803	(1,421)

	8,084	9,257	(1,173)

Total net revenues	$13,664	$19,885	$(6,221)

Thin-film Equipment revenue for the three months ended April 2, 2016 included revenue recognized for one VERTEX coating system for DCP, disk equipment technology upgrades and spare parts. Thin-film Equipment revenue for the three months ended April 4, 2015 included one 200 Lean system, one VERTEX coating system for DCP, disk equipment technology upgrades and spare parts.

Photonics revenue for the three months ended April 2, 2016 decreased over the same period in the prior year as a result of lower contract R&D work. Product sales for the three months ended April 2, 2016 were flat compared to the three months ended April 4, 2015.

Backlog

	April 2, 2016	January 2, 2016	April 4, 2015
	(In thousands)
Thin-film Equipment	$18,347	$19,337	$16,156
Photonics	26,377	31,833	23,011

Total backlog	$44,724	$51,170	$39,167

Thin-film Equipment backlog at April 2, 2016 included one PV deposition system and two PV implant systems. Thin-film Equipment backlog at January 2, 2016 includes one PV deposition system, one PVD coating system for DCPs and two PV implant systems. Thin-film Equipment backlog at April 4, 2015 included one PV deposition system and one PV implant system.

Revenue by geographic region

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
United States	$8,143	$16,614	$(8,471)
Asia	5,295	2,388	2,907
Europe	226	883	(657)

Total net revenues	$13,664	$19,885	$(6,221)

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2016 versus 2015 reflected lower Thin-film Equipment sales and lower contract R&D work. Sales to the U.S. region in 2015 included one 200 Lean system. The increase in sales to the Asia region in 2016 versus 2015 was primarily due to a higher ASP on the second VERTEX coating system for DCP in Thin-film Equipment. The decrease in sales to the Europe region in 2016 versus 2015 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer.

Gross profit

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$504	$3,026	$(2,522)
% of Thin-film Equipment net revenues	9.0%	28.5%
Photonics gross profit	$3,352	$3,896	$(544)
% of Photonics net revenues	41.5%	42.1%
Total gross profit	$3,856	$6,922	$(3,066)
% of net revenues	28.2%	34.8%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 9.0% in the three months ended April 2, 2016 and compared to 28.5% in the three months ended April 4, 2015. The decrease in margins was due to lower revenue levels, lower factory absorption, and higher provisions for excess and obsolete inventory. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 41.5% in the three months ended April 2, 2016 compared to 42.1% in the three months ended April 4, 2015 due primarily to lower margins on contract R&D as a result of a cost overrun on a cost plus fixed fee contract that was completed in the first quarter of 2016, higher manufacturing engineering costs, offset in part by a higher mix of higher margin product sales.

Research and development

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
Research and development expense	$5,176	$4,608	$568

Research and development spending in Thin-film Equipment during the three months ended April 2, 2016 was flat compared to the three months ended April 4, 2015. Thin-film Equipment spending consisted primarily of PV and DCP development. Research and development spending increased in Photonics during the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The increase in Photonics spending was due primarily to increased spending on a demonstrator monocular which we are developing for evaluation by the U.S. Army and lower billable contract R&D efforts. Research and development expenses do not include costs of $858,000 and $1.4 million for the three-month periods ended April 2, 2016 and April 4, 2015, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,996	$5,253	$(257)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended April 2, 2016 declined compared to the three months ended April 4, 2015. Lower marketing, bid and proposal costs in our Photonics business as a result of lower contract R&D activity, were offset in part by increased equity compensation expense.

Cost reduction plans

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which reduced expenses and reduced its workforce by 3 percent. The total cost of implementing the Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

Interest income and other, net

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
Interest income and other, net	$37	$79	$(42)

Interest income and other, net in the three months ended April 2, 2016 included $48,000 of interest income on investments and various other income of $49,000, offset in part by $60,000 of foreign currency losses. Interest income and other, net in the three months ended April 4, 2015 included $53,000 of interest income on investments, various other income of $6,000 and $20,000 of foreign currency gains. The decrease in interest income in the three months ended April 2, 2016 resulted from lower invested balances offset in part by higher interest rates.

Income tax provision

	Three Months Ended
	April 2, 2016	April 4, 2015	Change over prior period
	(In thousands)
Income tax provision	$26	$33	$(7)

Intevac recorded income tax provisions of $26,000 for the three months ended April 2, 2016 and of $33,000 for the three months ended April 4, 2015. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three month periods ended April 2, 2016 and April 4, 2015 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At April 2, 2016, Intevac had $43.5 million in cash, cash equivalents, and investments compared to $46.6 million at January 2, 2016. During the first three months of 2016, cash, cash equivalents and investments decreased by $3.1 million due primarily to cash used by operating activities and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	April 2, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$21,800	$13,746
Short-term investments	14,742	23,208
Long-term investments	6,951	9,673

Total cash, cash equivalents and investments	$43,493	$46,627

Operating activities used cash of $2.7 million during the first three months of 2016 and of $2.0 million during the first three months of 2015. The increase in cash used by operating activities was due primarily to a larger net loss, offset in part by decreases in working capital during the first three months of 2016.

Accounts receivable totaled $5.2 million at April 2, 2016 compared to $12.3 million at January 2, 2016 as a result of lower revenue levels. Net inventories totaled $20.4 million at April 2, 2016 compared to $18.8 million at January 2, 2016. The increase was due primarily to the build out in work in process for shipments with expected deliveries in the second quarter of 2016. Accounts payable totaled $4.5 million at April 2, 2016 compared to $6.0 million at January 2, 2016. Accrued payroll and related liabilities decreased to $3.4 million at April 2, 2016 compared to $4.1 million at January 2, 2016 due primarily to the settlement of 2015 bonuses. Other accrued liabilities decreased to $3.4 million at April 2, 2016 compared to $5.6 million at January 2, 2016 due primarily to the recognition of previously deferred revenue.

Investing activities generated cash of $9.9 million during the first three months of 2016. Proceeds from sales of investments net of purchases totaled $11.2 million. Capital expenditures for the three months ended April 2, 2016 were $1.3 million.

Financing activities in the first three months of 2016 generated cash of $711,000 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of April 2, 2016, approximately $9.6 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5.0 million to $6.0 million in capital expenditures during the remainder of 2016.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of April 2, 2016. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 17, 2016. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2015 Form 10-K. Management believes that there has been no significant change during the three months ended April 2, 2016 to the items identified as critical accounting policies in Intevac’s 2015 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at April 2, 2016.

	2016	2017	2018	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Fixed rate amounts	$2,599	—	—	$2,599	$2,599
Weighted-average rate	0.51%	—	—
Variable rate amounts	$11,787	—	—	$11,787	$11,787
Weighted-average rate	0.42%	—	—
Short-term investments
Fixed rate amounts	$9,880	$4,860	—	$14,740	$14,742
Weighted-average rate	1.72%	1.04%	—
Long-term investments
Fixed rate amounts	—	$5,546	$1,403	$6,949	$6,951
Weighted-average rate	—	1.35%	1.48%
Total investment portfolio	$24,266	$10,406	$1,403	$36,075	$36,079

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $865,000 at April 2, 2016 and $924,000 at January 2, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 2, 2016, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the Photovoltaic (“PV”) equipment market, Intevac faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Harris Corporation and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the PV equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

The following table provides information as of April 2, 2016 with respect to the shares of common stock repurchased by Intevac during the first quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
January 3, 2016 to January 30, 2016	—	$—	$—	—	$1,507
January 31, 2016 to February 27, 2016	—	$—	$—	—	$1,507
February 27, 2016 to April 2, 2016	—	$—	$—	—	$1,507

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended (1) +

10.2	The Registrant’s 2012 Equity Incentive Plan, as amended (1) +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 13, 2016.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 3, 2016	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ JAMES MONIZ
James Moniz Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)