Form 10-Q
period 2016-07-02
INTEVAC INC
filed 2016-08-02
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

On August 2, 2016, 20,923,678 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2016	January 2, 2016
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,733	$13,746
Short-term investments	16,655	23,208
Trade and other accounts receivable, net of allowances of $0 at both July 2, 2016 and at January 2, 2016	16,808	12,310
Inventories	22,487	18,760
Prepaid expenses and other current assets	1,621	1,712

Total current assets	76,304	69,736
Property, plant and equipment, net	11,727	11,921
Long-term investments	5,226	9,673
Restricted cash	1,780	1,780
Intangible assets, net of amortization of $5,702 at July 2, 2016 and $5,275 at January 2, 2016	2,685	3,112
Deferred income taxes and other long-term assets	945	1,459

Total assets	$98,667	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,040	$5,950
Accrued payroll and related liabilities	4,321	4,066
Other accrued liabilities	3,617	5,632
Customer advances	14,979	3,625

Total current liabilities	26,957	19,273
Other long-term liabilities	2,883	2,411
Stockholders’ equity:
Common stock, $0.001 par value	21	20
Additional paid-in capital	169,059	166,514
Treasury stock, 4,845 shares at July 2, 2016 and January 2, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	491	412
Accumulated deficit	(72,255)	(62,460)

Total stockholders’ equity	68,827	75,997

Total liabilities and stockholders’ equity	$98,667	$97,681

Note: Amounts as of January 2, 2016 are derived from the January 2, 2016 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$13,083	$18,646	$26,364	$36,728
Technology development	1,835	1,812	2,218	3,615

Total net revenues	14,918	20,458	28,582	40,343
Cost of net revenues:
Systems and components	7,514	11,487	16,465	23,072
Technology development	1,277	1,165	2,135	2,544

Total cost of net revenues	8,791	12,652	18,600	25,616

Gross profit	6,127	7,806	9,982	14,727
Operating expenses:
Research and development	4,977	2,947	10,154	7,555
Selling, general and administrative	4,957	4,576	9,952	9,829

Total operating expenses	9,934	7,523	20,106	17,384
Income (loss) from operations	(3,807)	283	(10,124)	(2,657)
Interest income and other income (expense), net	87	(13)	125	66

Income (loss) before income taxes	(3,720)	270	(9,999)	(2,591)
Provision for (benefit from) income taxes	(230)	258	(204)	290

Net income (loss)	$(3,490)	$12	$(9,795)	$(2,881)

Net income (loss) per share:
Basic and diluted	$(0.17)	$—	$(0.48)	$(0.13)

Weighted average common shares outstanding:
Basic	20,691	22,630	20,621	22,929
Diluted	20,691	22,912	20,621	22,929

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(Unaudited)
	(In thousands)
Net income (loss)	$(3,490)	$12	$(9,795)	$(2,881)

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	13	(4)	57	25
Foreign currency translation gains (losses)	(45)	(35)	22	(35)

Other comprehensive income (loss), before tax	(32)	(39)	79	(10)
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(32)	(39)	79	(10)

Comprehensive loss	$(3,522)	$(27)	$(9,716)	$(2,891)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2, 2016	July 4, 2015
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(9,795)	$(2,881)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,658	2,324
Net amortization of investment premiums and discounts	63	200
Equity-based compensation	1,991	1,663
Change in the fair value of acquisition-related contingent consideration	(142)	(200)
Deferred income taxes	9	(10)
Loss on disposal of equipment	—	91
Changes in operating assets and liabilities	911	(922)

Total adjustments	5,490	3,146

Net cash and cash equivalents provided by (used in) operating activities	(4,305)	265
Investing activities
Purchases of investments	(7,736)	(16,097)
Proceeds from sales and maturities of investments	18,730	20,200
Proceeds from sale of equipment	—	11
Purchases of leasehold improvements and equipment	(2,039)	(1,534)

Net cash and cash equivalents provided by investing activities	8,955	2,580
Financing activities
Net proceeds from issuance of common stock	715	910
Common stock repurchases	—	(8,868)
Taxes paid related to net share settlement	(401)	(117)

Net cash and cash equivalents provided by (used in) financing activities	314	(8,075)
Effect of exchange rate changes on cash and cash equivalents	23	(35)

Net increase (decrease) in cash and cash equivalents	4,987	(5,265)
Cash and cash equivalents at beginning of period	13,746	21,482

Cash and cash equivalents at end of period	$18,733	$16,217

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 2, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Form 10-K”). Intevac’s results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

The FASB has issued several more amendments to the new revenue standard ASU 2014-09, as amended by ASU 2015-14:

March 2016—ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers.

April 2016—ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This ASU includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals.

May 2016—ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

We are currently assessing how the adoption of these new standards will impact our consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2019. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	July 2,	January 2,
	2016	2016
	(In thousands)
Raw materials	$10,718	$11,081
Work-in-progress	9,706	4,365
Finished goods	2,063	3,314

	$22,487	$18,760

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

4.	Equity-Based Compensation

At July 2, 2016, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and performance bonus awards.

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date into the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock.

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended July 2, 2016 and July 4, 2015 was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Equity-based compensation by type of award:
Stock options	$209	$125	$485	$442
RSUs	480	395	1,114	735
Employee stock purchase plan	191	280	392	486

Total equity-based compensation	$880	$800	$1,991	$1,663

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

Option activity as of July 2, 2016 and changes during the six months ended July 2, 2016 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 2, 2016	2,433,647	$7.52
Options granted	394,750	$4.79
Options cancelled and forfeited	(63,799)	$12.89
Options exercised	(975)	$4.58

Options outstanding at July 2, 2016	2,763,623	$7.01

Vested and expected to vest at July 2, 2016	2,604,501	$7.11
Options exercisable at July 2, 2016	1,739,195	$7.82

Intevac issued 187,214 shares under the ESPP during the six months ended July 2, 2016.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Stock Options:
Weighted-average fair value of grants per share	$1.75	$2.05	$1.74	$2.07
Expected volatility	44.14%	46.13%	44.11%	46.26%
Risk free interest rate	0.94%	1.44%	0.94%	1.43%
Expected term of options (in years)	4.3	4.0	4.3	4.0
Dividend yield	None	None	None	None

	Six Months Ended
	July 2, 2016	July 4, 2015
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.54	$2.26
Expected volatility	39.33%	44.05%
Risk free interest rate	0.76%	0.39%
Expected term of purchase rights (in years)	1.93	1.22
Dividend yield	None	None

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option grants and purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 2, 2016	553,584	$6.16
Granted	754,652	$4.17
Vested	(257,007)	$6.49
Cancelled and forfeited	(83,079)	$4.70

Non-vested RSUs at July 2, 2016	968,150	$4.64

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

Market condition-based RSUs vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically five years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 125,000 of such awards to certain executive officers in the six months ended July 2, 2016. These awards have a derived service period of 2.8 years.

Intevac estimated the weighted-average fair value of market condition-based RSUs using the following weighted-average assumptions:

Six Months Ended
July 2, 2016
Weighted-average fair value of grants per share	$2.46
Expected volatility	47.65%
Risk free interest rate	1.35%
Expected term (in years)	4.79
Dividend yield	None

In fiscal 2016 and fiscal 2015, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

company-wide payout percentage amount at July 2, 2016 and July 4, 2015, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one year vesting. 34 participants were granted stock awards to receive 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. In February 2015, the 2014 annual bonus for certain participants was settled with RSUs with one year vesting. 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense related to the annual incentive plan of $129,000 and $243,000, respectively, for the three and six months ended July 2, 2016 and $123,000 and $72,000, respectively, for the three and six months ended July 4, 2015.

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

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of July 2, 2016, are as follows.

	July 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(4,757)	$2,415
Photonics	1,215	(945)	270

	$8,387	$(5,702)	$2,685

Total amortization expense of finite-lived intangibles for the three and six months ended July 2, 2016 was $213,000 and $427,000.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of July 2, 2016, future amortization expense is expected to be as follows.

(In thousands)
2016	$427
2017	754
2018	615
2019	615
2020	274

$2,685

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on July 2, 2016 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of July 2, 2016, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Opening balance	$906	$1,108	$890	$1,134
Changes in fair value	(158)	(174)	(142)	(200)

Closing balance	$748	$934	$748	$934

The following table displays the balance sheet classification of the contingent consideration liability account at July 2, 2016 and at January 2, 2016:

	July 2, 2016	January 2, 2016
	(In thousands)
Other accrued liabilities	$106	$179
Other long-term liabilities	642	711

Total acquisition-related contingent consideration	$748	$890

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of July 2, 2016. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at July 2, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$748	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	13.5% 10.0% - 80.0% (30.3%)

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, photovoltaic (“PV”) manufacturing and display cover panel (“DCP”) manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Opening balance	$776	$1,352	$982	$1,186
Expenditures incurred under warranties	(106)	(91)	(303)	(222)
Accruals for product warranties issued during the reporting period	61	203	174	600
Adjustments to previously existing warranty accruals	(139)	(186)	(261)	(286)

Closing balance	$592	$1,278	$592	$1,278

The following table displays the balance sheet classification of the warranty provision account at July 2, 2016 and at January 2, 2016:

	July 2,	January 2,
	2016	2016
	(In thousands)
Other accrued liabilities	$543	$835
Other long-term liabilities	49	147

Total warranty provision	$592	$982

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Guarantees

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

Letters of Credit

As of July 2, 2016, we had letters of credit and bank guarantees outstanding totaling $1.8 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and a banker’s guarantee which guarantees customer advances under a customer contract. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash.

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$9,442	$—	$—	$9,442
Money market funds	9,291	—	—	9,291

Total cash and cash equivalents	$18,733	$—	$—	$18,733
Short-term investments:
Commercial paper	$1,091	$—	$1	$1,090
Corporate bonds and medium-term notes	6,651	3	1	6,653
Municipal bonds	3,135	1	—	3,136
U.S. treasury and agency securities	5,773	4	1	5,776

Total short-term investments	$16,650	$8	$3	$16,655
Long-term investments:
Corporate bonds and medium-term notes	$5,214	$12	$—	$5,226

Total long-term investments	$5,214	$12	$—	$5,226

Total cash, cash equivalents, and investments	$40,597	$20	$3	$40,614

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	January 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$6,208	$—	$—	$6,208
Money market funds	7,538	—	—	7,538

Total cash and cash equivalents	$13,746	$—	$—	$13,746
Short-term investments:
Corporate bonds and medium-term notes	$9,978	$—	$7	$9,971
Municipal bonds	4,238	—	—	4,238
U.S. treasury and agency securities	8,999	—	—	8,999

Total short-term investments	$23,215	$—	$7	$23,208
Long-term investments:
Corporate bonds and medium-term notes	$6,212	$—	$23	$6,189
U.S. treasury and agency securities	3,494	—	10	3,484

Total long-term investments	$9,706	$—	$33	$9,673

Total cash, cash equivalents, and investments	$46,667	$—	$40	$46,627

The contractual maturities of available-for-sale securities at July 2, 2016 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,941	$25,946
Due after one through two years	5,214	5,226

	$31,155	$31,172

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 2, 2016.

	July 2, 2016
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$1,090	$1	$—	$—
Corporate bonds and medium-term notes	3,214	1	—	—
U.S. treasury and agency securities	1,271	1	—	—

	$5,575	$3	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of July 2, 2016.

	Fair Value Measurements at July 2, 2016
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$9,291	$9,291	$—
U.S. treasury and agency securities	5,776	3,501	2,275
Commercial paper	1,090	—	1,090
Corporate bonds and medium-term notes	11,879	—	11,879
Municipal bonds	3,136	—	3,136

Total recurring fair value measurements	$31,172	$12,792	$18,380

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 2, 2016 and January 2, 2016:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	July 2, 2016	January 2, 2016	July 2, 2016			January 2, 2016			July 2, 2016			January 2, 2016
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$910	$924	(a	)	$—	(a	)	$1	(b	)	$6	(b	)	$4

Total Hedges	$910	$924			$—			$1			$6			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At July 2, 2016, $1.5 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	1,128	—	1,571
Cost of stock repurchased	$—	$6,293	$—	$9,280
Average price paid per share	$—	$5.55	$—	$5.88

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended July 2, 2016 and July 4, 2015, are as follows.

	Three Months Ended			Six Months Ended
	July 2, 2016
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$519	$4	$523	$452	$(40)	$412
Other comprehensive income (loss) before reclassification	(45)	13	(32)	22	57	79
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(45)	13	(32)	22	57	79

Ending balance	$474	$17	$491	$474	$17	$491

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended			Six Months Ended
	July 4, 2015
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$620	$28	$648	$620	$(1)	$619
Other comprehensive income (loss) before reclassification	(35)	(4)	(39)	(35)	25	(10)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(35)	(4)	(39)	(35)	25	(10)

Ending balance	$585	$24	$609	$585	$24	$609

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands, except per share amounts)
Net income (loss)	$(3,490)	$12	$(9,795)	$(2,881)

Weighted-average shares – basic	20,691	22,630	20,621	22,929
Effect of dilutive potential common shares	—	282	—	—

Weighted-average shares – diluted	20,691	22,912	20,621	22,929

Net loss per share – basic and diluted	$(0.17)	$—	$(0.48)	$(0.13)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Stock options to purchase common stock	2,764	2,309	2,764	2,646
RSUs	968	43	968	552
Employee stock purchase plan	180	—	180	162

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 2, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Information for each reportable segment for the three and six months ended July 2, 2016 and July 4, 2015 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Thin-film Equipment	$6,088	$11,494	$11,668	$22,122
Photonics	8,830	8,964	16,914	18,221

Total segment net revenues	$14,918	$20,458	$28,582	$40,343

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Thin-film Equipment	$(3,674)	$6	$(9,119)	$(3,291)
Photonics	1,512	1,275	1,919	2,752

Total income (loss) from segment operations	(2,162)	1,281	(7,200)	(539)

Unallocated costs	(1,645)	(998)	(2,924)	(2,118)

Income (loss) from operations	(3,807)	283	(10,124)	(2,657)
Interest income and other income (expense), net	87	(13)	125	66

Income (loss) before income taxes	$(3,720)	$270	$(9,999)	$(2,591)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of July 2, 2016 and January 2, 2016 are as follows:

Assets

	July 2, 2016	January 2, 2016
	(In thousands)
Thin-film Equipment	$36,278	$29,528
Photonics	15,479	16,029

Total segment assets	51,757	45,557

Cash, cash equivalents and investments	40,614	46,627
Restricted cash	1,780	1,780
Deferred income taxes	3	12
Other current assets	1,147	1,052
Common property, plant and equipment	2,447	1,218
Other assets	919	1,435

Consolidated total assets	$98,667	$97,681

14.	Restructuring Charges

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

The changes in restructuring reserves associated with the Plan for the six months ended July 4, 2015 are as follows:

July 4, 2015
Severance and other employee- related costs
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	148
Cash payments made	(148)

Ending balance	$—

15.	Income Taxes

Intevac recorded income tax benefits of $230,000 and $204,000 for the three and six months ended July 2, 2016, respectively, and tax provisions of $258,000 and $290,000 for the three and six months ended July 4, 2015, respectively. Intevac recorded the following discrete items for audit considerations in foreign jurisdictions: a $281,000 income tax benefit during the three months ended July 2, 2016 and a $262,000 income tax charge during the three months ended July 4, 2015. The income tax provisions (benefits) for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three and six month periods ended July 2, 2016 and July 4, 2015 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. In June 2016, IRAS allowed the deduction of a portion of the challenged deductions and the Company received a partial refund of $517,000 of the contested taxes. Accordingly, the Company derecognized a portion of the tax accrual of approximately $281,000 by reducing the income tax provision by $281,000. The contested tax deposits of $919,000 and $1.4 million are included in other long-term assets at July 2, 2016 and January 2, 2016, respectively, on the condensed consolidated balance sheets. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

The following table presents certain significant measurements for the three and six months ended July 2, 2016 and July 4, 2015:

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$14,918	$20,458	$(5,540)	$28,582	$40,343	$(11,761)
Gross profit	$6,127	$7,806	$(1,679)	$9,982	$14,727	$(4,745)
Gross margin percent	41.1%	38.2%	2.9 points	34.9%	36.5%	(1.6) points
Income (loss) from operations	$(3,807)	$283	$(4,090)	$(10,124)	$(2,657)	$(7,467)
Net income (loss)	$(3,490)	$12	$(3,502)	$(9,795)	$(2,881)	$(6,914)
Net income (loss) per diluted share	$(0.17)	$—	$(0.17)	$(0.48)	$(0.13)	$(0.35)

Net revenues for the second quarter of fiscal 2016 decreased compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and by lower Photonics’ product sales. Lower net income for the second quarter of fiscal 2016 compared to the same period in the prior year is due to lower revenue, lower gross profits and higher operating expenses. Lower operating costs in the second quarter of fiscal 2015 reflected costs recovered under a Non-Recurring Engineering (“NRE”) arrangement.

Net revenues for the first six months of fiscal 2016 decreased compared to the same period in the prior year primarily due to lower equipment sales to disk manufacturers and lower Photonics’ contract R&D. Thin-film Equipment recognized revenue in both the first half of fiscal 2016 and the first half of fiscal 2015 on one VERTEX™ coating system for DCPs. Intevac recognized revenue on one 200 Lean system in the first half of fiscal 2015. The net loss for the first six months of fiscal 2016 increased compared to the same period in the prior year due to lower revenues, lower gross margins and higher operating expenses.

In fiscal 2016, although our hard disk drive customers experienced increased demand from enterprise data storage and nearline “cloud” applications, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand. The Company expects that shipments of Intevac equipment to hard disk drive manufacturers will be similar to 2015 levels. In 2016, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for DCPs and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2016, Intevac expects that Photonics business levels will be about the same as 2015 as Photonics continues to deliver production shipments of the pilot night vision systems for the Apache helicopter and night vision camera modules for the F35 Joint Strike Fighter program.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
Thin-film Equipment	$6,088	$11,494	$(5,406)	$11,668	$22,122	$(10,454)
Photonics:
Products	6,995	7,152	(157)	14,696	14,606	90
Contract R&D	1,835	1,812	23	2,218	3,615	(1,397)

	8,830	8,964	(134)	16,914	18,221	(1,307)

Total net revenues	$14,918	$20,458	$(5,540)	$28,582	$40,343	$(11,761)

Thin-film Equipment revenue for the three and six months ended July 2, 2016 decreased from the same periods in the prior year as a result of lower sales of technology upgrades and service, offset in part by higher sales of spare parts. Thin-film Equipment revenue for the three months ended July 4, 2015 included revenue recognized under a NRE arrangement. Thin-film Equipment revenue for both the six months ended July 2, 2016 and July 4, 2015 included revenue recognized one VERTEX coating system for DCPs. Thin-film Equipment revenue for the six months ended July 4, 2015 included revenue recognized for one 200 Lean system.

Photonics revenue for the three month period ended July 2, 2016 decreased slightly from the same period in the prior year as a result of lower product sales revenues. Photonics revenue for the six month period ended July 2, 2016 decreased from the same period in the prior year as a result of lower contract R&D work.

Backlog

	July 2, 2016	January 2, 2016	July 4, 2015
	(In thousands)
Thin-film Equipment	$49,025	$19,337	$14,002
Photonics	26,262	31,833	29,507

Total backlog	$75,287	$51,170	$43,509

Thin-film Equipment backlog at July 2, 2016 included four 200 Lean disk sputtering systems, one PV deposition system, three PVD coating systems for DCPs and four PV implant systems. Thin-film Equipment backlog at January 2, 2016 includes one PV deposition system, one PVD coating system for DCPs and two PV implant systems. Thin-film Equipment backlog at July 4, 2015 included one PV deposition system and one PV implant system.

Revenue by geographic region

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
United States	$10,394	$10,976	$(582)	$18,537	$27,590	$(9,053)
Asia	4,194	8,745	(4,551)	9,489	11,133	(1,644)
Europe	330	737	(407)	556	1,620	(1,064)

Total net revenues	$14,918	$20,458	$(5,540)	$28,582	$40,343	$(11,761)

International sales include products shipped to overseas operations of U.S. companies. U.S. sales in 2015 included the delivery of a 200 Lean system to a U.S. factory of a U.S. customer. U.S. sales in 2015 also included revenue recognized under a NRE arrangement with a U.S. PV customer. The decrease in sales to the Asia region in 2016 versus 2015 was primarily due to lower sales of technology upgrades to disk manufacturers. Sales in the Asia region in both 2016 and 2015 included the sale of a VERTEX coating system for DCPs. The decrease in sales to the Europe region in 2016 versus 2015 was primarily due to lower sales of Photonics’ products to a NATO customer.

Gross profit

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$2,205	$4,714	$(2,509)	$2,709	$7,740	$(5,031)
% of Thin-film Equipment net revenues	36.2%	41.0%		23.2%	35.0%
Photonics gross profit	$3,922	$3,092	$830	$7,273	$6,987	$286
% of Photonics net revenues	44.4%	34.5%		43.0%	38.3%
Total gross profit	$6,127	$7,806	$(1,679)	$9,982	$14,727	$(4,745)
% of net revenues	41.1%	38.2%		34.9%	36.5%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 36.2% in the three months ended July 2, 2016 compared to 41.0% in the three months ended July 4, 2015 and was 23.2% in the six months ended July 2, 2016 compared to 35.0% in the six months ended July 4, 2015. The decline in gross margin for the three and six months ended July 2, 2016 was due primarily to lower upgrades shipments and lower factory utilization. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 44.4% in the three months ended July 24, 2016 compared to 34.5% in the three months ended July 4, 2015 and was 43.0% in the six months ended July 2, 2016 compared to 38.3% in the six months ended July 4, 2015. The higher gross margin for the three months ended July 2, 2016 was due to higher margins on products due to improved sensor yields and lower inventory provisions. The higher gross margin for the six months ended July 2, 2016 was due to higher margins on products due to improved sensor yields and lower inventory provisions, offset in part by lower margins on contract R&D. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
Research and development expense	$4,977	$2,947	$2,030	$10,154	$7,555	$2,599

Research and development spending increased in Thin-film Equipment and in Photonics during the three and six month periods ended July 2, 2016 as compared to the same periods in the prior year. Lower Thin-film Equipment research and development spending in the second quarter of fiscal 2015 reflected costs recovered under a Non-Recurring Engineering (“NRE”) arrangement. The increase in Photonics research and development spending was due primarily to increased spending on a demonstrator monocular which we are developing for evaluation by the U.S. Army. Research and development expenses do not include costs of $1.3 million and $2.1 million for the three and six months ended July 2, 2016 respectively, or $1.2 million and $2.5 million for the three and six months ended July 4, 2015 respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,957	$4,576	$381	$9,952	$9,829	$123

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended July 2, 2016 increased compared to the same periods in the prior year due primarily to costs associated with consolidation of our Photonics’ manufacturing facilities and increased equity compensation expense.

Cost reduction plan

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

Interest income and other income (expense), net

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
Interest income and other, income (expense), net	$87	$(13)	$100	$125	$66	$59

Interest income and other income (expense), net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Provision for (benefit from) income taxes

	Three months ended			Six months ended
	July 2, 2016	July 4, 2015	Change over prior period	July 2, 2016	July 4, 2015	Change over prior period
	(In thousands)
Provision for (benefit from) income taxes	$(230)	$258	$(488)	$(204)	$290	$(494)

Intevac recorded income tax benefits of $230,000 and $204,000 for the three and six months ended July 2, 2016, and tax provisions of $258,000 and $290,000 for the three and six months ended July 4, 2015, respectively. Intevac recorded the following discrete items for audit considerations in foreign jurisdictions: a $281,000 income tax benefit during the three months ended July 2, 2016 and a $262,000 income tax charge during the three months ended July 4, 2015. The income tax provisions (benefits) for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three and six month periods ended July 2, 2016 and July 4, 2015 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets.

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

Liquidity and Capital Resources

At July 2, 2016, Intevac had $40.6 million in cash, cash equivalents, and investments compared to $46.6 million at January 2, 2016. During the first six months of 2016, cash, cash equivalents and investments decreased by $6.0 million due primarily to cash used by operating activities and purchases of fixed assets partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	July 2, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$18,733	$13,746
Short-term investments	16,655	23,208
Long-term investments	5,226	9,673

Total cash, cash equivalents and investments	$40,614	$46,627

Operating activities used cash of $4.3 million during the first six months of 2016 and generated cash of $265,000 during the first six months of 2015. The increase in cash used by operating activities was due primarily to a larger net loss, offset in part by decreases in working capital during the first three months of 2016.

Accounts receivable totaled $16.8 million at July 2, 2016 compared to $12.3 million at January 2, 2016 as a result of billings for customer advances. Net inventories totaled $22.5 million at July 2, 2016 compared to $18.8 million at January 2, 2016. The increase was due primarily to the build out in work in process for shipments with expected deliveries in the second half of 2016. Accounts payable totaled $4.0 million at July 2, 2016 compared to $6.0 million at January 2, 2016. Accrued payroll and related liabilities increased to $4.3 million at July 2, 2016 compared to $4.1 million at January 2, 2016. Other accrued liabilities decreased to $3.6 million at July 2, 2016 compared to $5.6 million at January 2, 2016 due primarily to the recognition of previously deferred revenue. Customer advances increased to $15.0 million at July 2, 2016 compared to $3.6 million at January 2, 2016 due primarily to the receipt of new orders.

Investing activities generated cash of $9.0 million during the first six months of 2016. Proceeds from sales of investments net of purchases totaled $11.0 million. Capital expenditures for the six months ended July 2, 2016 were $2.0 million.

Financing activities in the first six months of 2016 generated cash of $715,000 through the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans offset in part by $401,000 of tax payments related to the net share settlement.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of July 2, 2016, approximately $11.3 million of cash and cash equivalents and $780,000 of restricted cash were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $3.0 million to $4.0 million in capital expenditures during the remainder of 2016.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.8 million as of July 2, 2016. These letters of credit and bank guarantees are collateralized by $1.8 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2015 Form 10-K. Management believes that there has been no significant change during the six months ended July 2, 2016 to the items identified as critical accounting policies in Intevac’s 2015 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at July 2, 2016.

	2016	2017	2018	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$9,291	—	—	$9,291	$9,291
Weighted-average rate	0.55%	—	—
Short-term investments
Fixed rate amounts	$4,889	$11,761	—	$16,650	$16,655
Weighted-average rate	2.13%	1.56%	—
Long-term investments
Fixed rate amounts	—	$3,206	$2,008	$5,214	$5,226
Weighted-average rate	—	1.36%	1.48%
Total investment portfolio	$14,180	$14,967	$2,008	$31,155	$31,172

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $910,000 at July 2, 2016 and $924,000 at January 2, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 2, 2016, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. We believe that our sales of systems for magnetic disk production will increase modestly in 2016.

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

The following table provides information as of July 2, 2016 with respect to the shares of common stock repurchased by Intevac during the second quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
July 3, 2016 to July 30, 2016	—	$—	$—	—	$1,507
May 1, 2016 to May 28, 2016	—	$—	$—	—	$1,507
May 29, 2016 to July 2, 2016	—	$—	$—	—	$1,507

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: August 2, 2016	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2016	By:	/s/ JAMES MONIZ
James Moniz Executive Vice President, Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)