Form 10-Q
period 2016-10-01
INTEVAC INC
filed 2016-11-02
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

On November 2, 2016, 20,930,298 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2016	January 2, 2016
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$20,823	$13,746
Short-term investments	15,822	23,208
Trade and other accounts receivable, net of allowances of $0 at both October 1, 2016 and at January 2, 2016	19,014	12,310
Inventories	26,914	18,760
Prepaid expenses and other current assets	1,968	1,712

Total current assets	84,541	69,736
Property, plant and equipment, net	11,348	11,921
Long-term investments	4,257	9,673
Restricted cash	1,958	1,780
Intangible assets, net of amortization of $5,915 at October 1, 2016 and $5,275 at January 2, 2016	2,472	3,112
Deferred income taxes and other long-term assets	952	1,459

Total assets	$105,528	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,814	$5,950
Accrued payroll and related liabilities	3,750	4,066
Other accrued liabilities	8,536	5,632
Customer advances	14,247	3,625

Total current liabilities	32,347	19,273
Other long-term liabilities	3,319	2,411
Stockholders’ equity:
Common stock, $0.001 par value	21	20
Additional paid-in capital	170,608	166,514
Treasury stock, 4,845 shares at October 1, 2016 and January 2, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	458	412
Accumulated deficit	(72,736)	(62,460)

Total stockholders’ equity	69,862	75,997

Total liabilities and stockholders’ equity	$105,528	$97,681

Note: Amounts as of January 2, 2016 are derived from the January 2, 2016 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$20,961	$16,320	$47,326	$53,049
Technology development	1,598	2,098	3,816	5,713

Total net revenues	22,559	18,418	51,142	58,762
Cost of net revenues:
Systems and components	13,025	12,118	29,490	35,191
Technology development	1,019	1,388	3,155	3,931

Total cost of net revenues	14,044	13,506	32,645	39,122

Gross profit	8,515	4,912	18,497	19,640
Operating expenses:
Research and development	4,067	3,956	14,220	11,511
Selling, general and administrative	4,772	4,736	14,724	14,565

Total operating expenses	8,839	8,692	28,944	26,076

Loss from operations	(324)	(3,780)	(10,447)	(6,436)
Interest income and other income (expense), net	60	23	184	88

Loss before income taxes	(264)	(3,757)	(10,263)	(6,348)
Provision for income taxes	217	2	13	292

Net loss	$(481)	$(3,759)	$(10,276)	$(6,640)

Net loss per share:
Basic and diluted	$(0.02)	$(0.17)	$(0.50)	$(0.29)

Weighted average common shares outstanding:
Basic and diluted	20,869	22,004	20,704	22,621

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(Unaudited)
	(In thousands)
Net loss	$(481)	$(3,759)	$(10,276)	$(6,640)

Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	(16)	(1)	41	24
Foreign currency translation gains (losses)	(17)	(115)	5	(150)

Other comprehensive income (loss), before tax	(33)	(116)	46	(126)
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(33)	(116)	46	(126)

Comprehensive loss	$(514)	$(3,875)	$(10,230)	$(6,766)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 1, 2016	October 3, 2015
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(10,276)	$(6,640)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,744	3,453
Net amortization of investment premiums and discounts	96	265
Equity-based compensation	2,896	2,649
Change in the fair value of acquisition-related contingent consideration	(90)	(350)
Deferred income taxes	9	(28)
(Gain) loss on disposal of equipment	(8)	270
Changes in operating assets and liabilities	577	65

Total adjustments	7,224	6,324

Net cash and cash equivalents used in operating activities	(3,052)	(316)
Investing activities
Purchases of investments	(10,433)	(17,434)
Proceeds from sales and maturities of investments	22,180	25,950
Proceeds from sale of equipment	8	11
Purchases of leasehold improvements and equipment	(2,535)	(2,200)
Increase in restricted cash	(178)	—

Net cash and cash equivalents provided by investing activities	9,042	6,327
Financing activities
Common stock repurchases	—	(10,879)
Net proceeds from issuance of common stock	1,482	1,691
Taxes paid related to net share settlement	(403)	(118)

Net cash and cash equivalents provided by (used in) financing activities	1,079	(9,306)
Effect of exchange rate changes on cash	8	(153)

Net increase (decrease) in cash and cash equivalents	7,077	(3,448)
Cash and cash equivalents at beginning of period	13,746	21,482

Cash and cash equivalents at end of period	$20,823	$18,034

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (Intevac or the Company) included herein have been prepared on a basis consistent with the January 2, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Form 10-K”). Intevac’s results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of future operating results.

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

The FASB has issued several more amendments to the new revenue standard ASU 2014-09, as amended by ASU 2015-14:

March 2016 - ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers.

April 2016 - ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This ASU includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals.

May 2016 - ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance related to the classification of certain transactions on the statement of cash flows. The requirements of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	October 1,	January 2,
	2016	2016
	(In thousands)
Raw materials	$11,506	$11,081
Work-in-progress	11,300	4,365
Finished goods	4,108	3,314

	$26,914	$18,760

Finished goods inventory consists primarily of completed systems that are undergoing installation and acceptance testing.

4.	Equity-Based Compensation

At October 1, 2016, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and performance bonus awards.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended October 1, 2016 and October 3, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Equity-based compensation by type of award:
Stock options	$211	$265	$696	$707
RSUs	543	482	1,657	1,216
ESPP awards	151	240	543	726

Total equity-based compensation	$905	$987	$2,896	$2,649

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

Option activity as of October 1, 2016 and changes during the nine months ended October 1, 2016 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 2, 2016	2,433,647	$7.52
Options granted	407,500	$4.83
Options cancelled and forfeited	(91,084)	$11.40
Options exercised	(6,959)	$4.52

Options outstanding at October 1, 2016	2,743,104	$7.00

Vested and expected to vest at October 1, 2016	2,607,235	$7.08
Options exercisable at October 1, 2016	1,823,905	$7.74

Intevac issued 384,000 shares under the ESPP during the nine months ended October 1, 2016.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock Options:
Weighted-average fair value of grants per share	$1.90	$1.78	$1.75	$2.06
Expected volatility	40.53%	45.87%	44.00%	46.25%
Risk free interest rate	0.97%	1.09%	0.94%	1.41%
Expected term of options (in years)	3.96	3.95	4.29	3.99
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.69	$1.69	$1.55	$2.14
Expected volatility	37.51%	41.22%	39.22%	43.45%
Risk free interest rate	0.63%	0.69%	0.75%	0.45%
Expected term of purchase rights (in years)	1.00	1.90	1.87	1.36
Dividend yield	None	None	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 2, 2016	553,584	$6.16
Granted	761,027	$4.18
Vested	(258,038)	$6.49
Cancelled and forfeited	(101,766)	$4.81

Non-vested RSUs at October 1, 2016	954,807	$4.64

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

Market condition-based RSUs vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically five years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 125,000 of such awards to certain executive officers in the nine months ended October 1, 2016. These awards have a derived service period of 2.8 years.

Intevac estimated the weighted-average fair value of market condition-based RSUs using the following weighted-average assumptions:

Nine Months Ended
October 1, 2016
Weighted-average fair value of grants per share	$2.46
Expected volatility	47.65%
Risk free interest rate	1.35%
Expected term (in years)	4.79
Dividend yield	None

In fiscal 2016, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at October 1, 2016 and October 3, 2015, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one year vesting. 34 participants were granted stock awards to receive 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. In February 2015, the 2014 annual bonus for certain participants was settled with RSUs with one year vesting. 29 participants were granted stock awards to receive 133,000 shares of common stock with a weighted average grant date fair value of $6.85 per share. The Company recorded equity-based compensation expense related to the annual incentive plan of $120,000 and $364,000, respectively, for the three and nine months ended October 1, 2016 and $133,000 and $205,000, respectively, for the three and nine months ended October 3, 2015.

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of October 1, 2016 are as follows.

	October 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(4,944)	$2,228
Photonics	1,215	(971)	244

	$8,387	$(5,915)	$2,472

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total amortization expense of finite-lived intangibles for the three and nine months ended October 1, 2016 was $213,000 and $640,000, respectively.

As of October 1, 2016, future amortization expense is expected to be as follows.

(In thousands)
2016	$213
2017	754
2018	615
2019	615
2020	275

$2,472

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on October 1, 2016 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of October 1, 2016, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in loss from operations within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Opening balance	$748	$934	$890	$1,134
Changes in fair value	52	(150)	(90)	(350)

Closing balance	$800	$784	$800	$784

The following table displays the balance sheet classification of the contingent consideration liability account at October 1, 2016 and at January 2, 2016:

	October 1,	January 2,
	2016	2016
	(In thousands)
Other accrued liabilities	$108	$179
Other long-term liabilities	692	711

Total acquisition-related contingent consideration	$800	$890

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of October 1, 2016. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at October 1, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$800	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	13.5% 10.0% - 80.0% (31.8%)

7.	Warranty

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

The following table displays the activity in the warranty provision account for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Opening balance	$592	$1,278	$982	$1,186
Expenditures incurred under warranties	(80)	(77)	(384)	(297)
Accruals for product warranties issued during the reporting period	320	139	494	738
Adjustments to previously existing warranty accruals	(110)	(169)	(370)	(456)

Closing balance	$722	$1,171	$722	$1,171

The following table displays the balance sheet classification of the warranty provision account at October 1, 2016 and at January 2, 2016:

	October 1,	January 2,
	2016	2016
	(In thousands)
Other accrued liabilities	$579	$835
Other long-term liabilities	143	147

Total warranty provision	$722	$982

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Guarantees

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

Letters of Credit

As of October 1, 2016, we had letters of credit and bank guarantees outstanding totaling $2.0 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease, a banker’s guarantee which guarantees customer advances under a customer contract, and a guarantee on a supplier accounts payable credit card program with our bank. These letters of credit and bank guarantees are collateralized by $2.0 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	October 1, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$12,457	$—	$—	$12,457
Money market funds	8,366	—	—	8,366

Total cash and cash equivalents	$20,823	$—	$—	$20,823
Short-term investments:
Commercial paper	$1,493	$—	$1	$1,492
Corporate bonds and medium-term notes	6,847	2	3	6,846
Municipal bonds	1,027	—	—	1,027
U.S. treasury and agency securities	6,454	3	—	6,457

Total short-term investments	$15,821	$5	$4	$15,822
Long-term investments:
Corporate bonds and medium-term notes	$3,757	$3	$2	$3,758
Municipal bonds	500	—	1	499

Total long-term investments	$4,257	$3	$3	$4,257

Total cash, cash equivalents, and investments	$40,901	$8	$7	$40,902

	January 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$6,208	$—	$—	$6,208
Money market funds	7,538	—	—	7,538

Total cash and cash equivalents	$13,746	$—	$—	$13,746
Short-term investments:
Corporate bonds and medium-term notes	$9,978	$—	$7	$9,971
Municipal bonds	4,238	—	—	4,238
U.S. treasury and agency securities	8,999	—	—	8,999

Total short-term investments	$23,215	$—	$7	$23,208
Long-term investments:
Corporate bonds and medium-term notes	$6,212	$—	$23	$6,189
U.S. treasury and agency securities	3,494	—	10	3,484

Total long-term investments	$9,706	$—	$33	$9,673

Total cash, cash equivalents, and investments	$46,667	$—	$40	$46,627

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at October 1, 2016 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$24,187	$24,188
Due after one through two years	4,257	4,257

	$28,444	$28,445

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of October 1, 2016.

	October 1, 2016
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$1,092	$1	$—	$—
Corporate bonds and medium-term notes	5,717	5	—	—
Municipal bonds	1,099	1	—	—

	$7,908	$7	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of October 1, 2016.

	Fair Value Measurements at October 1, 2016
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$8,366	$8,366	$—
U.S. treasury and agency securities	6,457	3,500	2,957
Commercial paper	1,492	—	1,492
Corporate bonds and medium-term notes	10,604	—	10,604
Municipal bonds	1,526	—	1,526

Total recurring fair value measurements	$28,445	$11,866	$16,579

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.	Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have original maturities of approximately 30 and 60 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of October 1, 2016 and January 2, 2016:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instruments	October 1, 2016	January 2, 2016	October 1, 2016			January 2, 2016			October 1, 2016			January 2, 2016
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,993	$924	(a	)	$—	(a	)	$1	(b	)	$9	(b	)	$4

Total Hedges	$1,993	$924			$—			$1			$9			$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At October 1, 2016, $1.5 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	331	—	1,903
Cost of stock repurchased	$—	$1,670	$—	$10,950
Average price paid per share	$—	$5.01	$—	$5.73

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended October 1, 2016 and October 3, 2015, are as follows.

	Three Months Ended			Nine Months Ended
	October 1, 2016
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$474	$17	$491	$452	$(40)	$412
Other comprehensive income (loss) before reclassification	(17)	(16)	(33)	5	41	46
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(17)	(16)	(33)	5	41	46

Ending balance	$457	$1	$458	$457	$1	$458

	Three Months Ended			Nine Months Ended
	October 3, 2015
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$585	$24	$609	$620	$(1)	$619
Other comprehensive income (loss) before reclassification	(115)	(1)	(116)	(150)	24	(126)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(115)	(1)	(116)	(150)	24	(126)

Ending balance	$470	$23	$493	$470	$23	$493

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)
Net loss	$(481)	$(3,759)	$(10,276)	$(6,640)

Weighted-average shares – basic	20,869	22,004	20,704	22,621
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	20,869	22,004	20,704	22,621

Net loss per share – basic and diluted	$(0.02)	$(0.17)	$(0.50)	$(0.29)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of October 1, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images. Intevac provides sensors, cameras and systems for government applications such as night vision.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three and nine months ended October 1, 2016 and October 3, 2015 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Thin-film Equipment	$14,272	$9,192	$25,941	$31,314
Photonics	8,287	9,226	25,201	27,448

Total segment net revenues	$22,559	$18,418	$51,142	$58,762

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Thin-film Equipment	$(998)	$(3,935)	$(10,117)	$(7,226)
Photonics	1,737	1,308	3,656	4,060

Total segment operating income (loss)	739	(2,627)	(6,461)	(3,166)

Unallocated costs	(1,063)	(1,153)	(3,986)	(3,270)

Loss from operations	(324)	(3,780)	(10,447)	(6,436)
Interest income and other income (expense), net	60	23	184	88

Loss before income taxes	$(264)	$(3,757)	$(10,263)	$(6,348)

Total assets for each reportable segment as of October 1, 2016 and January 2, 2016 are as follows:

Assets

	October 1, 2016	January 2, 2016
	(In thousands)
Thin-film Equipment	$40,998	$29,528
Photonics	17,553	16,029

Total segment assets	58,551	45,557

Cash, cash equivalents and investments	40,902	46,627
Restricted cash	1,958	1,780
Deferred income taxes	3	12
Other current assets	2,090	1,052
Common property, plant and equipment	1,099	1,218
Other assets	925	1,435

Consolidated total assets	$105,528	$97,681

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.	Restructuring Charges

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

The changes in restructuring reserves associated with the Plan for the nine months ended October 3, 2015 are as follows:

October 3, 2015
Severance and other employee- related costs
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	148
Cash payments made	(148)

Ending balance	$—

15.	Income Taxes

Intevac recorded income tax provisions of $217,000 and $13,000 for the three and nine months ended October 1, 2016, respectively, and tax provisions of $2,000 and $292,000 for the three and nine months ended October 3, 2015, respectively. Intevac recorded the following discrete items for withholding tax for royalties payable to the United States from Intevac’s Singapore subsidiary: income tax charges of $172,000 and $216,000 in the three and nine months ended October 1, 2016, respectively. Intevac also recorded the following discrete items for audit considerations in foreign jurisdictions: a $281,000 income tax benefit during the nine months ended October 1, 2016 and a $262,000 income tax charge during the nine months ended October 3, 2015. The income tax provisions (benefits) for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three and nine month periods ended October 1, 2016 and October 3, 2015 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carryforwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. In June 2016, IRAS allowed the deduction of a portion of the challenged deductions and the Company received a partial refund of $517,000 of the contested taxes. Accordingly, in the

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

second quarter of fiscal 2016, the Company derecognized a portion of the tax accrual of approximately $281,000 by reducing the income tax provision by $281,000. The contested tax deposits of $919,000 and $1.4 million are included in other long-term assets at October 1, 2016 and January 2, 2016, respectively, on the condensed consolidated balance sheets. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive, solar cell and display cover panel (“DCP”) industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, solar cells and DCPs as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its Thin-film Equipment customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for hard disk drives. Demand for hard disk drives depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for PV solar cell manufacturing and a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the hard disk drive industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for hard disk drives, PV cells, and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$22,559	$18,418	$4,141	$51,142	$58,762	$(7,620)
Gross profit	$8,515	$4,912	$3,603	$18,497	$19,640	$(1,143)
Gross margin percent	37.7%	26.7%	11.0 points	36.2%	33.4%	2.8 points
Loss from operations	$(324)	$(3,780)	$3,456	$(10,447)	$(6,436)	$(4,011)
Net loss	$(481)	$(3,759)	$3,278	$(10,276)	$(6,640)	$(3,636)
Net loss per diluted share	$(0.02)	$(0.17)	$0.15	$(0.50)	$(0.29)	$(0.21)

Net revenues for the third quarter of fiscal 2016 increased compared to the same period in the prior year primarily due to higher equipment revenues as the Company recognized revenue on two 200 Leans sold to a disk manufacturer and a pilot solar ion implant tool, offset in part by lower Photonics product sales and lower Photonics contract research and development (“R&D”). Net revenues for the third quarter of fiscal 2015 included revenue recognition of the first MATRIX™ PVD system for solar panels. The operating loss for the third quarter of fiscal 2016 decreased compared to the same period in the prior year as a result of higher revenue and higher gross margins, offset in part by slightly higher operating expenses.

Net revenues for the first nine months of fiscal 2016 declined compared to the same period in the prior year primarily due to lower sales of technology upgrades to disk manufacturers, lower Photonics product sales and lower Photonics contract R&D, offset in part by higher equipment system sales. Thin-film Equipment recognized revenue on two 200 Lean systems in the first nine months of fiscal 2016 compared to one 200 Lean system in the first nine months 2015. Thin-film Equipment recognized revenue in both the first nine months of fiscal 2016 and first nine months of fiscal 2015 on one VERTEX™ coating system for DCPs. Thin-film Equipment also recognized revenue on one pilot solar ion implant tool in the first nine months of fiscal 2016. Thin-film Equipment recognized revenue on the first MATRIX PVD system for solar panels and recognized revenue under a Non-Recurring Engineering (“NRE”) arrangement in the first nine months of fiscal 2015. The net loss for the first nine months of fiscal 2016 increased compared to the same period in the prior year was primarily due to lower revenues, lower gross margins and higher operating expenses. Lower R&D spending in the first nine months of 2015 reflected costs recovered under a customer-funded NRE arrangement in Thin-film Equipment.

In fiscal 2016, although our hard disk drive customers experienced increased demand from enterprise data storage and nearline “cloud” applications, Intevac expects that our hard disk drive customers’ media production capacity will continue to exceed demand. The Company expects that shipments of Intevac equipment to hard disk drive manufacturers will be modestly higher than 2015 levels as a disk manufacturer takes delivery of equipment to replace older legacy tools. In 2016, Intevac expects higher sales of new thin-film equipment products as Intevac delivers the initial production shipments of our coating system for DCPs and as solar cell manufacturers begin to adopt new vacuum technologies in the manufacturing of solar cells. For fiscal 2016, Intevac expects that Photonics business levels will be slightly lower than 2015 levels due to lower average sales prices for the Apache helicopter pilot night vision systems and lower levels of contract R&D, offset in part by increased night vision camera modules shipments for the F35 Joint Strike Fighter program.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
Thin-film Equipment	$14,272	$9,192	$5,080	$25,941	$31,314	$(5,373)
Photonics
Products	$6,689	$7,128	$(439)	$21,385	$21,735	$(350)
Contract R&D	1,598	2,098	(500)	3,816	5,713	(1,897)

	8,287	9,226	(939)	25,201	27,448	(2,247)

Total net revenues	$22,559	$18,418	$4,141	$51,142	$58,762	$(7,620)

Thin-film Equipment revenue for the three months ended October 1, 2016 increased over the same period in the prior year as a result of revenue recognition on two 200 Lean systems and a pilot solar ion implant tool and higher service revenue, offset in part by lower sales of technology upgrades and spare parts. Thin-film Equipment revenue for the three months ended October 3, 2015 included revenue recognition of the first MATRIX PVD system for solar panels. Thin-film Equipment revenue for the nine months ended October 1, 2016 decreased compared to the same period in the prior year as lower sales of technology upgrades and spare parts were offset in part by higher systems and service revenue. Thin-film Equipment recognized revenue on two 200 Lean systems in the first nine months of fiscal 2016 compared to one 200 Lean system in the first nine months 2015. Thin-film Equipment recognized revenue in both the first nine months of fiscal 2016 and first nine months of fiscal 2015 on one VERTEX coating system for DCPs. Thin-film Equipment also recognized revenue on one pilot solar ion implant tool in the first nine months of fiscal 2016. Thin-film Equipment recognized revenue on the first MATRIX PVD system for solar panels and recognized revenue under a NRE arrangement in the first nine months of fiscal 2015.

Photonics revenue for both the three month and nine month periods ended October 1, 2016 decreased from the same periods in the prior year as a result of lower product sales revenues and lower contract R&D work.

Backlog

	October 1, 2016	January 2, 2016	October 3, 2015
	(In thousands)
Thin-film Equipment	$49,234	$19,337	$24,091
Photonics	23,703	31,833	28,668

Total backlog	$72,937	$51,170	$52,759

Thin-film Equipment backlog at October 1, 2016 included four 200 Lean disk sputtering systems, one PV deposition system, three PVD coating systems for DCPs and three PV implant systems. Thin-film Equipment backlog at January 2, 2016 includes one PV deposition system, one PVD coating system for DCPs and two PV implant systems. Thin-film Equipment backlog at October 3, 2015 included one PV deposition system, two PV implant systems and one PVD coating system for DCPs.

Revenue by geographic region

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
United States	$9,066	$11,035	$(1,969)	$27,603	$38,626	$(11,023)
Asia	13,311	7,237	6,074	22,801	18,370	4,431
Europe	182	146	36	738	1,766	(1,028)

Total net revenues	$22,559	$18,418	$4,141	$51,142	$58,762	$(7,620)

International sales include products shipped to overseas operations of U.S. companies. Higher U.S. sales in 2015 included the delivery of a 200 Lean system to a U.S. factory of a U.S. customer and revenue recognized under a NRE arrangement with a U.S. PV customer. The increase in sales to the Asia region in 2016 versus 2015 was primarily due to sales of two 200 Lean systems and a pilot solar ion implant tool, offset in part by lower sales of technology upgrades. Sales to the Europe region were primarily due to sales of Photonics’ digital night-vision cameras to a NATO customer. This contract ended in fiscal 2015.

Gross profit

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$4,628	$1,638	$2,990	$7,337	$9,379	$(2,042)
% of Thin-film Equipment net revenues	32.4%	17.8%		28.3%	30.0%
Photonics gross profit	$3,887	$3,274	$613	$11,160	$10,261	$899
% of Photonics net revenues	46.9%	35.5%		44.3%	37.4%
Total gross profit	$8,515	$4,912	$3,603	$18,497	$19,640	$(1,143)
% of net revenues	37.7%	26.7%		36.2%	33.4%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 32.4% in the three months ended October 1, 2016 compared to 17.8% in the three months ended October 3, 2015 and was 28.3% in the nine months ended October 1, 2016 compared to 30.0% in the nine months ended October 3, 2015. The improvement in gross margin for the three months ended October 1, 2016 was due primarily to higher revenue, and improved factory absorption, offset in part by higher inventory provisions and lower shipments of higher-margin upgrades. The decline in gross margin for the nine months ended October 1, 2016 was due primarily to lower shipments of higher-margin upgrades, higher rework costs, and higher inventory provisions. Gross margin for the three and nine months ended October 1, 2016 reflected the lower margin on a pilot Energi solar implant tool sold to a R&D facility, which was recognized for revenue. Gross margin for the three and nine months ended October 3, 2015 reflected the lower margin on the first MATRIX PVD system for solar panels recognized for revenue. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 46.9% in the three months ended October 1, 2016 compared to 35.5% in the three months ended October 3, 2015 and was 44.3% in the nine months ended October 1, 2016 compared to 37.4% in the nine months ended October 3, 2015. The higher gross margin for the three months ended October 1, 2016 was due to higher margins on products due to improved sensor yields and lower inventory provisions. The higher gross margin for the nine months ended October 1, 2016 was due to higher margins on products due to improved sensor yields and lower inventory provisions, offset in part by lower margins on contract R&D. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
Research and development expense	$4,067	$3,956	$111	$14,220	$11,511	$2,709

Research and development spending decreased in Thin-film Equipment and increased in Photonics during the three month period ended October 1, 2016 as compared to the same period in the prior year. Research and development spending increased in Thin-film Equipment and in Photonics during the nine month period ended October 1, 2016 as compared to the same period in the prior year. Higher Thin-film Equipment research and development spending in the first nine months of fiscal 2016 reflected higher engineering costs for our new thin-film equipment initiative programs. Lower Thin-film Equipment research and development spending in the first nine months of fiscal 2015 reflected costs recovered under a NRE arrangement. The increase in Photonics research and development spending was due primarily to increased spending on a demonstrator monocular which Photonics is developing for evaluation by the U.S. Army. Research and development expenses do not include costs of $1.0 million and $3.2 million for the three and nine months ended October 1, 2016 respectively, or $1.4 million and $3.9 million for the three and nine months ended October 3, 2015, respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,772	$4,736	$36	$14,724	$14,565	$159

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended October 1, 2016 increased slightly compared to the same period in the prior year due primarily to higher charges for changes in the fair value of acquisition-related contingent consideration, offset in part by lower equity compensation expense. Selling, general and administrative expenses for the nine months ended October 1, 2016 increased compared to the same period in the prior year due primarily to costs associated with consolidation of our Photonics’ manufacturing facilities, increased equity compensation expense and a smaller credit for the change in the fair value of acquisition-related contingent consideration.

Cost reduction plan

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “Plan”), which reduced expenses and reduced its workforce by 3 percent. The total cost of implementing the Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2015. Implementation of the Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis. As of October 1, 2016, activities related to the Plan were complete.

Interest income and other income (expense), net

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$60	$23	$37	$184	$88	$96

Interest income and other income (expense), net is comprised of interest income and realized gains and losses on sales of investments, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for income taxes

	Three months ended			Nine months ended
	October 1, 2016	October 3, 2015	Change over prior period	October 1, 2016	October 3, 2015	Change over prior period
	(In thousands)
Provision for income taxes	$217	$2	$215	$13	$292	$(279)

Intevac recorded income tax provisions of $217,000 and $13,000 for the three and nine months ended October 1, 2016, respectively and of $2,000 and $292,000 for the three and nine months ended October 3, 2015, respectively. Intevac recorded discrete items for withholding tax for royalties payable to the United States from Intevac’s Singapore subsidiary, including income tax charges of $172,000 and $216,000 in the three and nine months ended October 1, 2016, respectively. Intevac also recorded the following discrete items for audit considerations in foreign jurisdictions: a $281,000 income tax benefit during the nine months ended October 1, 2016 and a $262,000 income tax charge during the nine months ended October 3, 2015.

The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize a benefit on the U.S. net operating loss for either of the three and nine month periods ended October 1, 2016 and October 3, 2015 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize a benefit on the Singapore net operating loss for the three and nine months ended October 1, 2016 and October 3, 2015 due to having full valuation allowances on the Singapore deferred tax assets.

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

Liquidity and Capital Resources

At October 1, 2016, Intevac had $40.9 million in cash, cash equivalents, and investments compared to $46.6 million at January 2, 2016. During the first nine months of 2016, cash, cash equivalents and investments decreased by $5.7 million due primarily to cash used by operating activities and purchases of fixed assets, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	October 1, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$20,823	$13,746
Short-term investments	15,822	23,208
Long-term investments	4,257	9,673

Total cash, cash equivalents and investments	$40,902	$46,627

Operating activities used cash of $3.1 million during the first nine months of 2016 and used cash of $316,000 during the first nine months of 2015. The increase in cash used by operating activities was due primarily to a larger net loss during the first nine months of 2016.

Accounts receivable totaled $19.0 million at October 1, 2016 compared to $12.3 million at January 2, 2016 as a result of billings for system shipments and customer deposits. Accounts receivable at October 1, 2016 includes a receivable of $1.0 million for an unsettled trade for an investment that matured on October 1, 2016. Net inventories totaled $26.9 million at October 1, 2016 compared to $18.8 million at January 2, 2016. The increase was due primarily to the build out in work in process for shipments with expected deliveries in the fourth quarter of 2016. Accounts payable totaled $5.8 million at October 1, 2016 compared to $6.0 million at January 2, 2016. Accrued payroll and related liabilities decreased to $3.8 million at October 1, 2016 compared to $4.1 million at January 2, 2016. Other accrued liabilities increased to $8.5 million at October 1, 2016 compared to $5.6 million at January 2, 2016 due primarily to the deferral of revenue for two completed systems undergoing installation and acceptance testing. Customer advances increased to $14.2 million at October 1, 2016 compared to $3.6 million at January 2, 2016 due primarily to the receipt of cash deposits for new orders.

Investing activities generated cash of $9.0 million during the first nine months of 2016. Proceeds from sales of investments net of purchases totaled $11.7 million. In 2016 the Company added $178,000 to restricted cash to collateralize certain bank guarantees. Capital expenditures for the nine months ended October 1, 2016 were $2.5 million.

Financing activities in the first nine months of 2016 generated cash of $1.1 million through the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans offset in part by $403,000 of tax payments related to the net share settlement.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of October 1, 2016, approximately $11.7 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.5 million to $2.0 million in capital expenditures during the remainder of 2016.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $2.0 million as of October 1, 2016. These letters of credit and bank guarantees are collateralized by $2.0 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2015 Form 10-K. Management believes that there has been no significant change during the nine months ended October 1, 2016 to the items identified as critical accounting policies in Intevac’s 2015 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at October 1, 2016.

	2016	2017	2018	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$8,366	—	—	$8,366	$8,366
Weighted-average rate	0.41%	—	—
Short-term investments
Fixed rate amounts	$1,427	$14,394	—	$15,821	$15,822
Weighted-average rate	2.12%	1.76%	—
Long-term investments
Fixed rate amounts	—	$1,750	$2,507	$4,257	$4,257
Weighted-average rate	—	1.22%	1.39%
Total investment portfolio	$9,793	$16,144	$2,507	$28,444	$28,445

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 and 60 days. The notional amount of Company’s foreign currency derivatives was $2.0 million at October 1, 2016 and $924,000 at January 2, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac, Inc. required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended October 1, 2016, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016.

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

The following table provides information as of October 1, 2016 with respect to the shares of common stock repurchased by Intevac during the third quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
July 3, 2016 to July 30, 2016	—	$—	$—	—	$1,507
July 31, 2016 to August 27, 2016	—	$—	$—	—	$1,507
August 28, 2016 to October 1, 2016	—	$—	$—	—	$1,507

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 2, 2016

	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2016

	By:	/s/ JAMES MONIZ
James Moniz Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)