Form 10-K
period 2016-12-31
INTEVAC INC
filed 2017-02-15
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 2, 2016, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $101,863,142 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 15, 2017, 21,390,336 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Photonics: Intevac is a leading developer of advanced high-sensitivity digital sensors, cameras and systems that primarily serve the defense industry. We are the provider of integrated digital night-vision imaging systems for the U.S. military.

Intevac was incorporated in California in October 1990 and was reincorporated in Delaware in 2007.

Thin-film Equipment Segment

Hard Disk Drive (“HDD”) Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 60% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital, including its wholly-owned subsidiary HGST, Fuji Electric, and Showa Denko.

HDDs are a primary storage medium for digital data including nearline “cloud” applications and are used in products and applications such as personal computers (“PCs”), enterprise data storage, video players and video game consoles. Intevac believes that HDD media shipments will grow over time, driven by continued high growth rates in digitally-stored data, by the slowing of areal density improvements, by the increase in demand for nearline drives for cloud storage, an increasing tie ratio (the average number of disks per hard drive) and by new and emerging applications. The projected growth rates for digitally-stored data on HDDs exceed the rate of areal density improvements, at the same time as the tie ratio is increasing, which results in demand for magnetic disks outpacing HDD units.

In recent years HDD media units have been negatively impacted by declining PC units, primarily caused as a result of the proliferation of tablets and the transition to centralized storage. Although the HDD industry continues to expect growth in the nearline data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has resulted in lower HDD shipments in recent years. However, Intevac continues to believe that long-term demand for hard disks required for high capacity HDDs will increase, driven by growth in demand for digital storage, a declining growth rate in areal density improvements, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of Heat Assisted Magnetic Recording (“HAMR”) expected within the next two to three years. The first HAMR-based HDDs are expected to ship to the marketplace by mid to late 2017. Intevac believes that leading manufacturers of magnetic media are using Intevac systems for HAMR development, creating a significant market opportunity as HAMR is more widely adopted. Significant market penetration of HAMR-based HDDs is expected to occur in mid to late 2018. Intevac believes that the transition to HAMR will require disk manufacturers to upgrade their installed base of equipment, which would result in increased demand for equipment technology upgrades to be performed by Intevac.

Display Cover Panel (“DCP”) Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.

DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2016, approximately 1.5 billion mobile phones, 183 million tablet PCs and 102 million wearable devices were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.9 billion units will ship by 2020, representing a CAGR of greater than 6% for the 2016 – 2020 time period.

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

SP coatings generally consist of hard thin films deposited onto the surface of the DCP. Their primary function is to provide enhanced protection against the incidence of scratch, but they can also provide greater breakage resistance. SP coatings also improve the readability of displays.

AR coatings enable greater light transmission though the DCP by reducing the light reflected by the surface back to the user’s eye. This allows the user to more easily read the display and reduces the required power needed to display the image which results in extending the battery life. A significant drawback to using AR coatings is their susceptibility to scratch. AR coatings are typically soft and must be applied to the outer surface of the DCP. These coatings generally scratch easily, and as such, smartphone manufacturers have been reluctant to implement AR coatings on their products.

AF coatings provide water and oil protection for the surface of the DCP. This coating, which prevents fingerprints, provides greater aesthetics as well as improving readability. AF coatings allow for greater visual acuity when fingerprints are not visible. The drawback to AF coatings is their relatively low resistance to wear. The coating is soft and usually wears off within a few months of product purchase.

Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC™”) utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. The scratch protection benefits with the oDLC coating has demonstrated a greater than 9 times improvement over current standard cover glass. Furthermore using a Ring-on-Ring (“RoR”) test, cover glass with our oDLC coating provides a greater than 20 percent increase in breakage resistance strength over cover glass without the oDLC coating. Intevac expects that the adoption of AR coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC.

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

The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. However, the United States Investment Tax Credit (“ITC”) for solar which was due to expire by the end of 2016, has been extended through 2020 to continue the proliferation of solar generated energy in the United States. As of the beginning of 2016 twenty U.S. states had reached grid parity, and an additional twenty-two are poised to reach grid parity within this decade. More than 60 gigawatts of solar capacity was added globally in 2016. In mid-2016 the solar industry entered a downturn as utility-scale solar projects came under pricing pressure and retail deployments were below expectations as U.S. consumers delayed spending as a result of the extension of the ITC. Intevac expects that 2017 will continue to be challenging for the solar industry due to further declines in solar panel pricing, weaker panel demand and lower project activity.

The PV industry continues to focus on the development of high-efficiency cell technologies aimed at simultaneously boosting PV efficiency and reducing solar energy production costs. New vacuum process technologies and integrated processing steps are expected to become increasingly important as companies search for lower-cost manufacturing solutions for PV cells.

Intevac offers products for wafer-based crystalline silicon (“c-Si”) solar cell manufacturing processes, the prevailing manufacturing process in the PV industry. Intevac’s products for the solar industry are specifically focused on cell designs with the highest energy conversion efficiency, which are within the n-type mono crystalline portion of the market.

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

Product Table

The following table presents a representative list of the Thin-film Equipment products that we offered during fiscal 2016, fiscal 2015 and fiscal 2014.

Thin Film Equipment Products	Applications and Features
Hard Disk Drive Equipment Market

200 Lean ® Disk Sputtering System

•    Uses PVD and chemical vapor deposition (“CVD”) technologies.

•    Deposits magnetic films, non-magnetic films and protective carbon-based overcoats.

•    Provides high-throughput for small-substrate processing.

•    Over 150 units installed.

200 Lean Etch and Deposition System	• Uses PVD and etch technologies. • For use in HAMR and patterned media development.

AccuLuber™ Disk Lubrication System	• Deposits lubricants onto the hard disk’s surface to improve durability and reduce surface friction. • Lubricates disks while under vacuum. • Eliminates the environmentally hazardous use of solvents.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.
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

Photonics Segment

Photonics Market

Intevac Photonics develops, manufactures and sells compact, cost-effective, high-sensitivity digital-optical products for the capture and display of extreme low-light images. These products incorporate high resolution digital night-image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS® (Electron Bombarded Active Pixel Sensor) technology.

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

Helicopter Pilotage

Intevac provides a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is turret-mounted on the Apache helicopter. The low-light level digital video is then viewable by the helicopter pilot on a Head-Mounted Display (“HMD”) enabling the pilot to have enhanced night vision and allowing the aircrew to view multiple aircraft-mounted sensor information. In addition the U.S. Navy has funded a High Resolution Digital Night Vision Goggle (“HRDG”) development program incorporating a 4.0 mega-pixel resolution EBAPS module for aviation applications. The initial HRDG prototypes were delivered to the U.S. Navy in 2016.

Fixed Wing Aircraft Pilotage

Intevac provides night-vision cameras with a 2.0 mega-pixel resolution EBAPS module which is integrated with the F-35 fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information.

Long-Range Target Identification

Intevac provides the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared camera for long range military night time surveillance systems that can identify targets at distances of up to twenty kilometers. Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by a major defense contractor.

Soldier Mobility

Both the U.S. Army and Special Operations Command sponsored programs to develop binocular night-vision goggles incorporating digitally fused low-light level and thermal image sensors. Both head-mounted digital imaging systems will allow low-light level and thermal imagery to be viewed individually or to be overlaid. Our solution targets the fused night-vision monocular for U.S. Army ground forces, which is the program of record to replace analog night vision. We delivered our first demonstrator monocular to the Army in 2016, for evaluation of alternatives for the fused mobility vision program. We will be demonstrating not only superior night-vision capability, but the advantage of digital, such as zoom, information overlay, and wireless digital image transmission and reception.

Virtual Reality (“VR”), Simulation, and Wireless Weapon Sights

Intevac provides HMDs for applications in VR, simulation, training, and wireless weapon sights. The HMD is a near-eye, high definition, wide field of view micro-display system for portable viewing of video in military and commercial markets. Depending on the application, Intevac provides configuration choices that include monocular or binocular, mono or stereo video, and wired or wireless interfaces. Integral Inertial Measurement Units (“IMU”) are also offered.

Rifle Sight

Intevac provided EBAPS modules that were integrated by our customers into a weapon sight attached to weaponry, including rifles for night time aiming and targeting.

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

Backlog

Intevac’s backlog of orders at December 31, 2016 was $68.5 million, as compared to January 2, 2016 of $51.2 million. Backlog at December 31, 2016 consisted of $46.3 million of Thin-film Equipment backlog and $22.2 million of Photonics backlog. Backlog at January 2, 2016 consisted of $19.3 million of Thin-film Equipment backlog and $31.8 million of Photonics backlog. Backlog at December 31, 2016 includes four 200 Lean systems, three PV implant systems and four PVD DCP coating systems. Backlog at January 2, 2016 includes one PV deposition system, two PV implant systems and one PVD DCP coating system. Backlog includes only customer orders with scheduled delivery dates.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2016, 2015, and 2014.

	2016	2015	2014
Seagate Technology	34%	22%	15%
U.S. Government	22%	26%	32%
Elbit Systems of America	10%	*	*
HGST	*	15%	17%

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 48% of revenue in fiscal 2016, 35% of revenue in fiscal 2015, and 21% of revenue in fiscal 2014. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Thin-film Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers include solar panel manufacturers, such as First Solar and SunPower. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia and Singapore.

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

The principal competitive factors affecting Photonics products include price, extreme low-light level detection performance, power consumption, resolution, size, ease of integration, reliability, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market, Harris Corporation and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night-vision devices and their derivative products. Intevac expects that other companies will develop digital night-vision products and aggressively promote their sales. Within the near-eye display market, Intevac also currently faces competition from Rockwell-Collins, Kopin and Six 15 Technologies in the defense space and anticipates that in the future it will experience competition from lower performance, niche commercial HMD providers expanding into defense applications, all of which can offer cost-competitive products.

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

Sales of Photonics products for military applications are primarily made to the end user through Intevac’s direct sales force. Intevac sells to the U.S. government and to leading defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, Elbit Systems of America, Raytheon, DRS Technologies, BAE and Safran Electronics and Defense.

Intevac is subject to long sales cycles in the Photonics segment because many of Intevac’s products, such as Intevac’s night-vision systems, typically must be designed into Intevac’s customers’ products, which are often complex and state-of-the-art. These development cycles are generally multi-year, and Intevac’s sales are dependent on Intevac’s customer successfully integrating Intevac’s product into its product, completing development of its product and then obtaining production orders for its product. Sales of these products are also often dependent on ongoing funding of defense programs by the U.S. government and its allies. Additionally, sales to international customers are contingent on issuance of export licenses by the U.S. government.

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

Intevac invested $18.2 million (22.7% of net revenue) in fiscal 2016, $15.7 million (20.8% of net revenue) in fiscal 2015, and $15.8 million (24.2% of net revenue) in fiscal 2014 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 27.4% of net revenues on product development and engineering over the last five years.

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

Employees

At December 31, 2016, Intevac had 286 employees, including 14 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 15, 2017 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	55	President and Chief Executive Officer
James Moniz	59	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
Andres Brugal	59	Executive Vice President and General Manager, Photonics
Jay Cho	52	Executive Vice President and General Manager, Thin-Film Equipment
Christopher Smith	57	Vice President, Business Development

Other Key Officers:
Babak Adibi	62	Vice President and General Manager, Solar Implant
Verle Aebi	62	Chief Technology Officer, Photonics
Terry Bluck	57	Vice President, Chief Technology Officer, Thin-film Equipment
Kimberly Burk	51	Vice President, Global Human Resources
Timothy Justyn	54	Senior Vice President of Global Operations

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

Mr. Moniz joined Intevac as Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer in November 2014. Mr. Moniz previously served as the Chief Financial Officer of Nanometrics, Inc. from 2009 until his retirement in 2011. During 2008, Mr. Moniz was the Chief Financial Officer at Photon Dynamics, Inc. From 2000 until 2008, Mr. Moniz served as the Chief Financial Officer at Nextest Systems Corporation. Prior to Nextest, Mr. Moniz held senior financial management positions at Millennia Vision Corporation, Lockheed Martin Corporation, Loral Corporation and Varian Associates. Mr. Moniz holds an MBA, a BS in accounting and a BS in marketing from San Jose State University.

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

Mr. Aebi has served as Chief Technology Officer of the Photonics business since August 2006. Previously, Mr. Aebi served as President of the Photonics Division from July 2000 to July 2006 and as General Manager of the Photonics Division since May 1995. Mr. Aebi was elected as a Vice President of the Company in September 1995. From 1988 through 1994, Mr. Aebi was the Engineering Manager of the night-vision business Intevac acquired from Varian Associates in 1991, where he was responsible for new product development in the areas of advanced photocathodes and image intensifiers. Mr. Aebi holds a BS in physics and an MS in electrical engineering from Stanford University.

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

Mr. Justyn has served as Senior Vice President of Global Operations from February 2015. Mr. Justyn served as Vice President, Photonics from October 2008 to February 2015. Mr. Justyn served as Vice President, Thin-film Equipment Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our Thin-film Equipment Products Division and our former night-vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased modestly in 2016 as a customer upgraded the technology level of its manufacturing capacity. 2017 sales of systems for magnetic disk production are expected to be at the same levels as 2016.

Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures far in excess of the cost of our systems alone when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. Our customers generally reduce their level of capital investment during downturns in the overall economy or during a downturn in their industries. In addition, in recent years the photovoltaic market has undergone a downturn, which is likely to impact our sales of PV products.

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

We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We do not typically enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the Photovoltaic (“PV”) equipment market, Intevac faces competition from large established competitors including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Harris Corporation and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the DCP and PV equipment markets. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

Our growth depends on development of technically advanced new products and processes.

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our coating systems for DCP, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements, make technological advances, achieve a low total cost of ownership for our products, introduce new products on schedule, manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and cell phone cover glass markets. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2016, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 15, 2017, there were 94 holders of record. In fiscal years 2016 and 2015, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2016:
First Quarter	$5.08	$4.21
Second Quarter	5.74	4.35
Third Quarter	6.25	5.49
Fourth Quarter	8.55	5.65
Fiscal 2015:
First Quarter	$7.23	$6.13
Second Quarter	6.14	4.80
Third Quarter	6.02	4.55
Fourth Quarter	5.34	4.49

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index. The comparison assumes $100 was invested on December 31, 2011 in Intevac Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2011

AMONG INTEVAC, NASDAQ US BENCHMARK TOTAL RETURN INDEX AND

NASDAQ COMPUTER HARDWARE (SUBSECTOR) TOTAL RETURN INDEX

	12/31/11	12/31/12	12/31/13	01/03/15	01/02/16	12/31/16
Intevac, Inc.	$100	$62	$100	$100	$64	$116
Nasdaq US Benchmark Total Return Index	100	116	155	175	176	199
Nasdaq Computer Hardware Total Return Index	100	120	141	190	174	201

Repurchases of Intevac Common Stock

The following table provides information as of December 31, 2016 with respect to the shares of common stock repurchased by Intevac during the fourth quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*
	(in thousands, except per share data)
October 2, 2016 to October 29, 2016	—	$—	$—	—	$1,507
October 30, 2016 to November 26, 2016	—	$—	$—	—	$1,507
November 27, 2016 to December 31, 2016	—	$—	$—	—	$1,507

*	On November 21, 2013, the Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases.

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Fiscal Year (1)
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Net revenues	$80,124	$75,160	$65,550	$69,632	$83,424
Gross profit	$30,409	$26,317	$17,433	$21,973	$34,158
Operating loss	$(7,563)	$(8,738)	$(19,354)	$(17,823)	$(42,533)
Net loss	$(7,441)	$(9,166)	$(27,445)	$(15,696)	$(55,319)
Loss per share:
Basic and Diluted	$(0.36)	$(0.41)	$(1.16)	$(0.66)	$(2.37)
At year end:
Total assets	$108,324	$97,681	$120,275	$148,276	$172,503

[1]	On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2016, fiscal 2015 and fiscal 2014 years ended on December 31, 2016, January 2, 2016 and on January 3, 2015, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the HDD, DCP, and solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics. Effective in the first quarter of 2015, Intevac renamed the Equipment segment Thin-film Equipment.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its Thin-film Equipment customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film PVD application for protective coating for DCP manufacturing and a thin-film PVD application for PV solar cell manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, and PV cells as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2016	2015	2014	Change 2016 vs. 2015	Change 2015 vs. 2014
	(in thousands, except percentages and per share amounts)
Net revenues	$80,124	$75,160	$65,550	$4,964	$9,610
Gross profit	30,409	26,317	17,433	4,092	8,884
Gross margin percent	38.0%	35.0%	26.6%	3.0 points	8.4 points
Operating loss	(7,563)	(8,738)	(19,354)	1,175	10,616
Net loss	(7,441)	(9,166)	(27,445)	1,725	18,279
Net loss per diluted share	$(0.36)	$(0.41)	$(1.16)	$0.05	$0.75

Fiscal 2014 financial results reflected a challenging environment. In the HDD industry media unit shipments grew slightly year over year, reversing a downward trend over the last few years and PC sales increased. These are primary drivers for demand for our HDD manufacturing equipment. During fiscal 2014, our HDD customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only two 200 Lean systems to HDD manufacturers during 2014. In 2014 the PV market also improved as increased consumer demand for solar panels began to offset a global oversupply of production capacity experienced by solar cell manufacturers. In 2014, Intevac executed on its diversification strategy to enter into new and adjacent markets by introducing new products and shipped the first MATRIX PVD system for solar cell manufacturing and the first VERTEX coating system for DCPs. In fiscal 2014, Photonics business levels increased as Photonics delivered large scale production shipments of the pilot night-vision systems for the Apache helicopter. The fiscal 2014 net loss reflected lower net revenues, lower gross margins, lower operating expenses and higher income tax expenses from the establishment of a $9.4 million deferred tax valuation allowance on the deferred tax assets in Singapore. Fiscal 2014 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2014, offset in part by increased costs associated with a contested Board of Directors election. During fiscal 2014, as part of an effort to lower cash expenditures but to continue to reward employees for their hard work, the Company modified certain executive incentive variable compensation programs to be settled in restricted stock units with a one year vesting and as a result recorded lower variable compensation expense. During fiscal 2014, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

Fiscal 2015 financial results reflected a continued challenging environment. In the HDD industry media unit shipments declined year over year and PC sales decreased. PC sales were negatively impacted by price increases in Asian markets as a result of a stronger U.S. dollar against Asian currencies. During fiscal 2015, our HDD customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only one 200 Lean system to a HDD manufacturer during 2015. In 2015 the PV market continued to improve as global solar panel installations increased 33% over the previous year. In 2015, Intevac continued to execute on its diversification strategy to enter into new and adjacent markets and revenue recognized the first MATRIX PVD system for solar cell manufacturing and the first VERTEX coating system for DCPs. Intevac also received new customer system orders for VERTEX coating systems for DCPs and MATRIX tools for both solar metallization and implant. In fiscal 2015, Photonics business levels decreased as both Photonics’ product sales and Photonics’ contract research and development (“R&D”) declined. The fiscal 2015 net loss reflected higher net revenues, higher gross margins and lower operating expenses. Fiscal 2015 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2015. During fiscal 2015, as part of a continued effort to lower cash expenditures, the Company settled certain executive incentive variable compensation programs with restricted stock units with a one year vesting. During fiscal 2015, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

Fiscal 2016 financial results reflected an improved environment. In 2016 the HDD industry began to show signs of improvement as media unit shipments and PC sales increased in the second half of the year. Intevac revenue recognized four 200 Lean systems with an additional four in backlog at the end of the year as one of our HDD customers upgraded the technology level of its manufacturing capacity. In 2016 Intevac gained traction with its entry into the DCP market and booked its first production capacity order. In 2016, Intevac recognized revenue on one VERTEX coating system for DCPs and shipped an additional four VERTEX systems that are undergoing installation and acceptance testing. In 2016 the PV market showed signs of stress as utility-scale solar projects came under pricing pressure and retail deployments were below expectations as U.S. consumers delayed spending as a result of the extension of the ITC. In 2016, Intevac recognized revenue on one MATRIX PVD system and one implant system for solar cell manufacturing and shipped an additional two Energi implant systems that are undergoing installation and acceptance testing. In fiscal 2016, Photonics business levels were at similar levels compared to the prior year as increased Photonics’ product sales were offset by lower Photonics’ contract R&D. The fiscal 2016 net loss reflected higher net revenues and higher gross margins, offset in part by higher operating expenses as the Company made incremental R&D investments in both its business units. During fiscal 2016, as part of a continued effort to lower cash expenditures, the Company settled certain executive incentive variable compensation programs with restricted stock units with a one year vesting. During fiscal 2016, the Company did not recognize an income tax benefit on the U.S. and Singapore net operating losses.

Given the momentum we have built in our business, we believe that we are currently on the path to profitability in fiscal 2017. Intevac expects that HDD equipment sales will be approximately at the same levels as 2016 as a HDD manufacturer takes delivery of the four 200 Lean systems in backlog. In 2017, Intevac expects higher sales of new Thin-film Equipment products as Intevac revenue recognizes the four VERTEX coating systems and two Energi implant systems that are currently undergoing installation activities at our customer sites and the one solar PVD MATRIX tool in backlog. For fiscal 2017, Intevac expects that Photonics business levels will be about the same levels as 2016 as Photonics continues to deliver production shipments of the pilot night-vision systems for the Apache helicopter and night-vision camera modules for the F35 Joint Strike Fighter program.

Results of Operations

Net revenues

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Thin-film Equipment	$45,253	$39,622	$25,290	$5,631	$14,332
Photonics
Products	29,089	28,450	29,173	639	(723)
Contract R&D	5,782	7,088	11,087	(1,306)	(3,999)

	34,871	35,538	40,260	(667)	(4,722)

Total net revenues	$80,124	$75,160	$65,550	$4,964	$9,610

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The increase in Thin-film Equipment revenues in fiscal 2016 versus fiscal 2015 was due primarily to revenue recognized on four 200 Lean systems, one solar implant ENERGi system, one VERTEX coating system for DCPs and a MATRIX PVD system, offset in part by a decrease in revenue recognized on technology upgrades and spare parts. The increase in Thin-film Equipment revenues in fiscal 2015 versus fiscal 2014 was due primarily to revenue recognized on new PVD solar and DCP equipment including the first MATRIX PVD system and the first VERTEX coating system for DCPs as well as an increase in revenue recognized on technology upgrades and spare parts. Thin-film Equipment revenues in fiscal 2014 reflected lower revenue recognized on technology upgrades and spare parts. Intevac delivered four 200 Lean systems in 2016 compared to one 200 Lean system in fiscal 2015 and compared to two 200 Lean systems in fiscal 2014.

Photonics revenues decreased by 1.9% to $34.9 million in fiscal 2016 versus fiscal 2015 and decreased by 11.7% to $35.5 million in fiscal 2015 versus fiscal 2014. Contract R&D revenue in fiscal 2016, fiscal 2015 and fiscal 2014 decreased sequentially as a result of a lower volume of contracts. In fiscal 2014 Intevac completed its major R&D contract with the U.S. Army to develop a pilot night-vision system for the Apache helicopter.

Photonics product revenue increased in fiscal 2016 versus fiscal 2015 due to increased shipments of night-vision camera modules for the F35 Joint Strike Fighter program, offset in part by lower shipments and lower average sales prices for the Apache pilot night-viewing camera. Photonics product revenue decreased in fiscal 2015 as a result of lower average sales prices for the Apache pilot night-viewing camera. Photonics product revenue in fiscal 2014 reflected the transition to large scale production deliveries for the Apache pilot night-viewing camera.

In 2017, Photonics revenue is expected to be about the same level as in 2016. Substantial growth in future Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers and obtaining production subcontracts for these programs.

Backlog

	December 31, 2016	January 2, 2016
	(in thousands)
Thin-film Equipment	$46,283	$19,337
Photonics	22,244	31,833

Total backlog	$68,527	$51,170

Thin-film Equipment backlog at December 31, 2016 includes four 200 Lean systems, four PVD coating systems for DCPs and three PV implant systems. Thin-film Equipment backlog at January 2, 2016 includes one PV deposition system, one PVD coating system for DCPs and two PV implant systems.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2016, 2015, and 2014.

	2016	2015	2014
Seagate Technology	34%	22%	15%
U.S. Government	22%	26%	32%
Elbit Systems of America	10%	*	*
HGST	*	15%	17%

*	Less than 10%

Revenue by geographic region

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
United States	$42,048	$49,034	$51,584	$(6,986)	$(2,550)
Asia	37,143	23,855	9,931	13,288	13,924
Europe	933	2,271	4,035	(1,338)	(1,764)

Total net revenues	$80,124	$75,160	$65,550	$4,964	$9,610

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2016 versus 2015 was primarily due to no shipments of 200 Leans to factories in the U.S. compared to one 200 Lean delivered to a U.S. factory in 2015 and lower contract R&D, offset in part by revenue recognized on one MATRIX PVD system. The decrease in sales to the U.S. region in 2015 versus 2014 was primarily due to lower average sales prices for the Apache pilot night-viewing camera.

The increase in sales to the Asia region in 2016 versus 2015 was primarily due to increased equipment sales including four 200 Lean systems, one solar implant ENERGi system and one VERTEX coating system for DCPs, offset in part by a decrease in revenue recognized on technology upgrades and spare parts. The increase in sales to the Asia region in 2015 versus 2014 was primarily due to the sale of the first MATRIX PVD system for solar panels, the sale of the first VERTEX coating system for DCPs and higher sales of technology upgrades to disk manufacturers.

The decrease in sales to the Europe region in 2016 versus 2015 and in 2015 versus 2014 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer. This contract ended in fiscal 2015.

Gross margin

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands, except percentages)
Thin-film Equipment gross profit	$14,847	$12,852	$167	$1,995	$12,685
% of Thin-film Equipment net revenues	32.8%	32.4%	0.7%
Photonics gross profit	$15,562	$13,465	$17,266	$2,097	$(3,801)
% of Photonics net revenues	44.6%	37.9%	42.9%
Total gross profit	$30,409	$26,317	$17,433	$4,092	$8,884
% of net revenues	38.0%	35.0%	26.6%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 32.8% in fiscal 2016 compared to 32.4% in fiscal 2015 and 0.7% in fiscal 2014. Fiscal 2016 gross margins improved slightly over fiscal 2015 due primarily to higher revenue levels, higher factory utilization and lower provisions for inventory reserves, offset in part by lower sales of higher-margin upgrades. Fiscal 2015 gross margins improved over fiscal 2014 due primarily to higher sales of higher-margin upgrades, higher factory utilization and lower provisions for inventory reserves. Fiscal 2014 gross margins reflect a $3.1 million reserve against certain solar implant inventory. Gross margins in the Thin-film Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 44.6% in fiscal 2016 compared to 37.9% in fiscal 2015 and 42.9% in fiscal 2014. Fiscal 2016 gross margins improved over fiscal 2015 due primarily to higher margins on products and lower inventory provisions, offset in part by lower margins on contract R&D. Fiscal 2015 gross margins declined over fiscal 2014 due primarily to lower margins on products and contract R&D, higher manufacturing engineering costs, and higher inventory provisions, offset in part by lower provisions for loss contracts. Manufacturing costs for digital night-vision products decreased in fiscal 2016, 2015 and 2014 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Research and development expense	$18,156	$15,661	$15,832	$2,495	$(171)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment and Photonics products.

Research and development spending for Thin-film Equipment in fiscal 2016 and fiscal 2015 increased sequentially as a result of higher spending on PV development and DCP development. Thin-film Equipment research and development expense in fiscal 2015 and fiscal 2014 reflected lower spending due to costs recovered under NRE arrangements.

Research and development spending increased for Photonics during 2016 as compared to 2015 due primarily to spending on a demonstrator monocular which Intevac is developing for evaluation by the U.S. Army. Research and development spending decreased for Photonics during 2015 as compared to 2014 due primarily to engineering efforts expended for product support activities including yield improvements and manufacturing costs reductions and included in product cost of sales. Research and development expenses do not include costs of $4.5 million, $5.1 million, and $7.8 million, in 2016, 2015, and 2014, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Selling, general and administrative expense	$19,916	$19,638	$21,205	$278	$(1,567)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac also sells its Thin-film Equipment products through distributors in Japan and China. Intevac has offices in Singapore, Malaysia and China to support Intevac’s Thin-film Equipment customers in Asia.

Selling, general and administrative expenses increased in 2016 over the amount spent in 2015 due primarily to costs associated with consolidation of our Photonics’ manufacturing facilities and increased equity compensation expense. Selling, general and administrative expenses decreased in 2015 over the amount spent in 2014 due primarily due to lower legal expenses and savings from cost reduction initiatives offset in part by higher equity compensation expense and higher occupancy expenses.

Acquisition-related (benefit), net

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Acquisition-related (benefit), net	$(100)	$(244)	$(250)	$144	$6

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

The benefits recognized during fiscal 2016, fiscal 2015 and fiscal 2014 are associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $100,000, $244,000 and $250,000, respectively during fiscal 2016, fiscal 2015 and fiscal 2014.

Cost reduction plans

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “2015 Plan”), which reduced expenses and reduced its workforce by 3 percent. The total cost of implementing the 2015 Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2015 Plan occurred in the first quarter of fiscal 2015. Implementation of the 2015 Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which reduced expenses and reduced its workforce by 6 percent. The total cost of implementing the 2014 Plan was $288,000 of which $43,000 was reported under cost of net revenues and $245,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2014 Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

As of December 31, 2016, activities related to the 2015 and 2014 Plans were complete.

Interest income and other, net

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Interest income and other, net	$373	$127	$337	$246	$(210)

Interest income and other, net in fiscal 2016 included $195,000 of interest income on investments, $136,000 of gains associated with the sale and disposal of fixed assets and $30,000 earnout income from a divestiture, offset in part by $99,000 of foreign currency losses. Interest income and other, net in fiscal 2015 included $179,000 of interest income on investments and $100,000 earnout income from a divestiture and $80,000 of foreign currency gains, offset in part by $271,000 in losses associated with the disposal of fixed assets. Interest income and other, net in fiscal 2014 included $179,000 of interest income on investments and $75,000 earnout income from a divestiture and $11,000 of foreign currency gains. The increase in interest income in 2016 over 2015 reflected higher interest rates on Intevac’s investments, offset in part by lower invested balances. Interest income for 2015 was flat compared to 2014 as the impact of lower invested balances was offset by higher interest rates on Intevac’s investments.

Provision for income taxes

	Fiscal Year			Change 2016 vs. 2015	Change 2015 vs. 2014
	2016	2015	2014
	(in thousands)
Provision for income taxes	$251	$555	$8,428	$(304)	$(7,873)

Intevac’s effective income tax rate was (3.5%) for fiscal 2016, (6.4%) for fiscal 2015 and (44.3%) for fiscal 2014. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized. For fiscal 2016 a valuation allowance decrease of $136,000 and for fiscal 2015 a valuation allowance increase of $631,000 for the Singapore deferred tax asset were recorded.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2016, 2015 and 2014, valuation allowance increases of $3.3 million, $1.6 million and $4.7 million, respectively for the U.S. federal deferred tax assets were recorded.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At December 31, 2016, Intevac had $48.2 million in cash, cash equivalents, and investments compared to $46.6 million at January 2, 2016. During fiscal 2016, cash, cash equivalents and investments increased by $1.6 million due primarily to cash generated by operating activities and the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans partially offset by purchases of fixed assets.

Cash, cash equivalents and investments consist of the following:

	December 31, 2016	January 2, 2016
	(in thousands)
Cash and cash equivalents	$27,043	$13,746
Short-term investments	17,602	23,208
Long-term investments	3,593	9,673

Total cash, cash-equivalents and investments	$48,238	$46,627

Cash generated by operating activities totaled $3.8 million in 2016 and $635,000 in 2015. Improved operating cash flow in 2016 was a result of a smaller net loss adjusted to exclude the effect of non-cash charges including deferred taxes, depreciation, amortization, changes in the fair value of acquisition-related contingent consideration, and equity-based compensation. Intevac continues to carefully manage working capital.

Accounts receivable totaled $17.4 million at December 31, 2016 compared to $12.3 million at January 2, 2016. The number of days outstanding for Intevac’s accounts receivable was 66 at December 31, 2016 compared to 67 at January 2, 2016. Net inventories totaled $24.9 million at December 31, 2016 compared to $18.8 million at January 2, 2016. Net inventories at December 31, 2016 include four VERTEX systems for DCP and two Energi implant systems at customer sites that are undergoing installation and acceptance testing. Inventory turns were 2.3 in fiscal 2016 and were 1.5 in fiscal 2015. Accounts payable totaled $5.3 million at December 31, 2016 compared to $6.0 million at January 2, 2016. Other accrued liabilities increased to $17.0 million at December 31, 2016 compared to $5.6 million at January 2, 2016. Other accrued liabilities at December 31, 2016 includes $14.2 million in deferred revenue related to four VERTEX systems for DCP and two Energi implant systems at customer sites that are undergoing installation and acceptance testing. Customer advances increased from $3.6 million at January 2, 2016 to $5.4 million at December 31, 2016.

Investing activities generated cash of $8.6 million in 2016, $8.7 million in 2015, and $10.1 million in 2014. Proceeds from sales and maturities of investments, net of purchases, totaled $11.6 million in 2016, $11.8 million in 2015, and $15.5 million in 2014. Intevac is required to maintain a standby letter of credit for $1.0 million for the Santa Clara, California campus lease. This standby letter of credit is secured with $1.0 million of restricted cash. Intevac has pledged $602,000 as collateral for various guarantees with its bank. Capital expenditures were $3.4 million in 2016, $3.1 million in 2015, and $3.7 million in 2014.

Financing activities generated cash of $1.0 million in 2016, and used cash of $16.9 million in 2015 and of $5.9 million in 2014. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. Cash used to repurchase common stock totaled $18.5 million in 2015 and $8.4 million in 2014. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.5 million in 2016, $1.7 million in 2015, and $2.6 million in 2014. Tax payments related to the net share settlement of restricted stock units were $426,000 in 2016, $132,000 in 2015, and $92,000 in 2014.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. As of December 31, 2016, payments made associated with the revenue earnout obligation have not been significant.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. treasury and agency securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of December 31, 2016, approximately $11.4 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $5.0 million - $6.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 31, 2016:

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$20,907	$2,824	$5,642	$5,664	$6,777
Purchase obligations and commitments [1]	8,738	8,738	—	—	—
Other long-term liabilities [2,4]	178	178	—	—	—

Total [3,4]	$29,823	$11,740	$5,642	$5,664	$6,777

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $82,000 of unrecognized tax benefits has been excluded from the table above.

[3]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.6 million as of December 31, 2016. These letters of credit and bank guarantees are collateralized by $1.6 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Management believes that the following are critical accounting policies:

Revenue Recognition

Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“ESP”) if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Intevac recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the finished goods, the customer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by Intevac. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at December 31, 2016.

	2017	2018	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$8,317	$—	$8,317	$8,317
Weighted-average rate	0.47%	—
Short-term investments
Fixed rate amounts	$17,610	$—	$17,610	$17,602
Weighted-average rate	1.65%	—
Long-term investments
Fixed rate amounts	$—	$3,607	$3,607	$3,593
Weighted-average rate	—	1.39%
Total investment portfolio	$25,927	$3,607	$29,534	$29,512

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $1.1 million at December 31, 2016 and $924,000 at January 2, 2016.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intevac, Inc. and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ BPM LLP

San Jose, California

February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Intevac, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of Intevac, Inc. and subsidiaries for the year ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California

February 17, 2015

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,043	$13,746
Short-term investments	17,602	23,208
Trade and other accounts receivable, net of allowances of $0 at both December 31, 2016 and January 2, 2016	17,447	12,310
Inventories	24,876	18,760
Prepaid expenses and other current assets	1,768	1,712

Total current assets	88,736	69,736
Property, plant and equipment, net	11,237	11,921
Long-term investments	3,593	9,673
Restricted cash	1,602	1,780
Intangible assets, net of amortization of $6,129 and $5,275 at December 31, 2016 and January 2, 2016, respectively	2,258	3,112
Other long-term assets	898	1,459

Total assets	$108,324	$97,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,323	$5,950
Accrued payroll and related liabilities	4,220	4,066
Other accrued liabilities	17,011	5,632
Customer advances	5,422	3,625

Total current liabilities	31,976	19,273
Other long-term liabilities	3,082	2,411
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 20,939 and 20,372 at December 31, 2016 and January 2, 2016, respectively	21	20
Additional paid-in capital	171,314	166,514
Treasury stock, 4,845 shares at both December 31, 2016 and January 2, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	321	412
Accumulated deficit	(69,901)	(62,460)

Total stockholders’ equity	73,266	75,997

Total liabilities and stockholders’ equity	$108,324	$97,681

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	December 31, 2016	January 2, 2016	January 3, 2015
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$74,342	$68,072	$54,463
Technology development	5,782	7,088	11,087

Total net revenues	80,124	75,160	65,550
Cost of net revenues:
Systems and components	45,263	43,700	40,284
Technology development	4,452	5,143	7,833

Total cost of net revenues	49,715	48,843	48,117
Gross profit	30,409	26,317	17,433
Operating expenses:
Research and development	18,156	15,661	15,832
Selling, general and administrative	19,916	19,638	21,205
Acquisition-related (benefit), net	(100)	(244)	(250)

Total operating expenses	37,972	35,055	36,787

Operating loss	(7,563)	(8,738)	(19,354)

Interest income	195	179	179
Other income (expense), net	178	(52)	158

Loss before income taxes	(7,190)	(8,611)	(19,017)
Provision for income taxes	251	555	8,428

Net loss	$(7,441)	$(9,166)	$(27,445)

Net loss per share:
Basic and diluted	$(0.36)	$(0.41)	$(1.16)
Weighted average shares outstanding:
Basic and diluted	20,761	22,218	23,671

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	(In thousands)
Net loss	$(7,441)	$(9,166)	$(27,445)
Other comprehensive loss, before tax
Change in unrealized net loss on available-for-sale investments	18	(39)	(35)
Foreign currency translation losses	(109)	(168)	(71)

	(91)	(207)	(106)
Income tax expense related to items in other comprehensive loss	—	—	—

Other comprehensive loss, net of tax	(91)	(207)	(106)

Comprehensive loss	$(7,532)	$(9,373)	$(27,551)

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2013	23,767	$24	$156,359	241	$(1,688)	$725	$(25,849)	$129,571
Shares issued in connection with:
Exercise of stock options	190	—	948	—	—	—	—	948
Settlement of RSUs	72	—	—	—	—	—	—	—
Employee stock purchase plan	444	—	1,611	—	—	—	—	1,611
Shares withheld in connection with net share settlement of RSUs	(13)	—	(92)	—	—	—	—	(92)
Equity-based compensation expense	—	—	2,445	—	—	—	—	2,445
Net loss	—	—	—	—	—	—	(27,445)	(27,445)
Other comprehensive loss	—	—	—	—	—	(106)	—	(106)
Common stock repurchases	(1,185)	(1)	—	1,185	(8,301)	—	—	(8,302)

Balance at January 3, 2015	23,275	$23	$161,271	1,426	$(9,989)	$619	$(53,294)	$98,630
Shares issued in connection with:
Exercise of stock options	54	—	239	—	—	—	—	239
Settlement of RSUs	113	—	—	—	—	—	—	—
Employee stock purchase plan	374	—	1,460	—	—	—	—	1,460
Shares withheld in connection with net share settlement of RSUs	(25)	—	(132)	—	—	—	—	(132)
Equity-based compensation expense	—	—	3,296	—	—	—	—	3,296
Grant of RSUs to settle accrued bonus	—	—	380	—	—	—	—	380
Net loss	—	—	—	—	—	—	(9,166)	(9,166)
Other comprehensive loss	—	—	—	—	—	(207)	—	(207)
Common stock repurchases	(3,419)	(3)	—	3,419	(18,500)	—	—	(18,503)

Balance at January 2, 2016	20,372	$20	$166,514	4,845	$(28,489)	$412	$(62,460)	$75,997
Shares issued in connection with:
Exercise of stock options	9	—	38	—	—	—	—	38
Settlement of RSUs	269	—	—	—	—	—	—	—
Employee stock purchase plan	384	1	1,450	—	—	—	—	1,451
Shares withheld in connection with net share settlement of RSUs	(95)	—	(426)	—	—	—	—	(426)
Equity-based compensation expense	—	—	3,254	—	—	—	—	3,254
Grant of RSUs to settle accrued bonus	—	—	484	—	—	—	—	484
Net loss	—	—	—	—	—	—	(7,441)	(7,441)
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)

Balance at December 31, 2016	20,939	$21	$171,314	4,845	$(28,489)	$321	$(69,901)	$73,266

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	(In thousands)
Operating activities
Net loss	$(7,441)	$(9,166)	$(27,445)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	3,983	3,743	3,769
Net amortization (accretion) of investment premiums and discounts	128	319	655
Amortization of intangible assets	854	854	936
Equity-based compensation	3,744	3,620	3,000
Deferred income taxes	9	(12)	(728)
Deferred income taxes valuation allowance	—	—	9,394
Change in the fair value of acquisition-related contingent consideration	(100)	(244)	(250)
Loss (gain) on disposal of equipment	(136)	271	41
Changes in assets and liabilities:
Accounts receivable	(5,137)	(223)	2,950
Inventories	(6,116)	452	3,550
Prepaid expenses and other assets	496	(1,382)	(166)
Accounts payable	(627)	1,310	629
Accrued payroll and other accrued liabilities	12,329	19	2163
Customer advances	1,797	1,074	(1,192)

Total adjustments	11,224	9,801	24,751

Net cash and cash equivalents provided by (used in) operating activities	3,783	635	(2,694)
Investing activities
Purchase of investments	(12,429)	(21,058)	(35,703)
Proceeds from sales and maturities of investments	24,005	32,900	51,225
Proceeds from sale of equipment	208	11	13
Decrease (increase) in restricted cash	178	—	(1,780)
Purchase of equipment	(3,373)	(3,117)	(3,705)

Net cash and cash equivalents provided by investing activities	8,589	8,736	10,050
Financing activities
Proceeds from issuance of common stock	1,489	1,699	2,559
Common stock repurchases	—	(18,503)	(8,392)
Taxes paid related to net share settlement	(426)	(132)	(92)
Payment of acquisition-related contingent consideration	(31)	—	—

Net cash and cash equivalents provided by (used in) financing activities	1,032	(16,936)	(5,925)
Effect of exchange rate changes on cash	(107)	(171)	(70)

Net increase (decrease) in cash and cash equivalents	13,297	(7,736)	1,361
Cash and cash equivalents at beginning of period	13,746	21,482	20,121

Cash and cash equivalents at end of period	$27,043	$13,746	$21,482

Cash paid (received) for:
Income taxes	$516	$1,190	$378
Income tax refund	$(524)	$—	$—

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

Change in Fiscal Year End Date

On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2016, fiscal 2015 and fiscal 2014 years ended on December 31, 2016, January 2, 2016 and on January 3, 2015, respectively.

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

Restricted Cash

Restricted cash of $1.0 million as of December 31, 2016 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition Intevac pledged $602,000 as collateral for various guarantees with its bank.

Derivative Instruments and Hedging Arrangements

Foreign Exchange Exposure Management — Intevac enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Singapore dollar. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Changes in the fair value of these undesignated hedges are recognized in other income (expense), net immediately as an offset to the changes in the fair value of the asset or liability being hedged.

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

Trade Accounts Receivables and Doubtful Accounts

Intevac evaluates the collectibility of trade accounts receivable on an ongoing basis and provides reserves against potential losses when appropriate. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, changes in customer payment tendencies and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Customer accounts are written off against the allowance when the amount is deemed uncollectible.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2016, 2015 and 2014.

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

Revenue Recognition

Intevac recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to Intevac’s customer or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Intevac’s shipping terms are customarily FOB shipping point or equivalent terms. Intevac’s revenue recognition policy generally results in revenue recognition at the following points: (1) for all transactions where legal title passes to the customer upon shipment, Intevac recognizes revenue upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred until delivery of the deferred elements. When a sales arrangement contains multiple elements, Intevac allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on its VSOE if available, TPE if VSOE is not available, or best ESP if neither VSOE nor TPE is available. Intevac generally utilizes the ESP due to the nature of its products. In certain cases, technology upgrade sales are accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognizes revenue for the relative sales price of the parts upon shipment and transfer of title, and recognizes revenue for the relative sales price of installation services when those services are completed. Revenue related to sales of spare parts is generally recognized upon shipment. Intevac recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the finished goods, the customer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by Intevac. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. Revenue related to services is generally recognized upon completion of the services. In addition, Intevac uses the installment method to record revenue based on cash receipts in situations where the account receivable is collected over an extended period of time and in management’s judgment the degree of collectibility is uncertain.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net loss. Net income (losses) from foreign currency transactions were ($99,000), $80,000, and $11,000 in 2016, 2015 and 2014, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended December 31, 2016 and January 2, 2016:

	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(in thousands)
Balance at January 3, 2015	$620	$(1)	$619

Other comprehensive loss before reclassification	(168)	(39)	(207)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(168)	(39)	(207)

Balance at January 2, 2016	$452	$(40)	$412

Other comprehensive loss before reclassification	(109)	18	(91)
Amounts reclassified from other comprehensive income	—	—	—

Net current-period other comprehensive loss	(109)	18	(91)

Balance at December 31, 2016	$343	$(22)	$321

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update should be applied prospectively and will be adopted by Intevac in the first quarter of fiscal 2017. Early adoption is permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) that will supersede virtually all existing revenue guidance. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2018. Early adoption is not permitted for reporting periods before the first quarter of fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loss methodology, which will result in the more timely recognition of losses. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2019. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This new guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the classification of restricted cash in the statement of cash flows. This new guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

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

Descriptions of Plans

Equity Incentive Plans

At December 31, 2016, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2016, 5.5 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 31, 2016, 242,000 shares remained available for issuance under the ESPP.

The effect of recording equity-based compensation for fiscal 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Equity-based compensation by type of award:
Stock options	$880	$963	$1,094
RSUs	2,190	1,711	1,464
Employee stock purchase plan	674	946	442

Total equity-based compensation	$3,744	$3,620	$3,000

Stock Options

The exercise price of each stock option equals the market price of Intevac’s stock on the date of grant. Most options are scheduled to vest over three and/or four years and expire no later than ten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Intevac’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted-average assumptions used in the model are outlined in the following table:

	2016	2015	2014
Stock Options:
Weighted-average fair value of grants per share	$1.76	$2.05	$3.15
Expected volatility	43.86%	46.12%	52.12%
Risk free interest rate	0.97%	1.42%	1.39%
Expected term of options (in years)	4.28	3.99	4.38
Dividend yield	None	None	None

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of Intevac’s stock price. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 2, 2016	2,433,647	$7.52	4.10	$141,546
Options granted	422,500	$4.88
Options cancelled and forfeited	(107,230)	$10.69
Options exercised	(8,553)	$4.47

Options outstanding at December 31, 2016	2,740,364	$7.00	3.64	$5,837,900

Vested and expected to vest at December 31, 2016	2,624,994	$7.07	3.55	$5,476,403
Options exercisable at December 31, 2016	1,829,765	$7.73	2.74	$3,082,215

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $13,000, $65,000 and $496,000, respectively. At December 31, 2016, Intevac had $640,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted-average period of 1.17 years.

The options outstanding and currently exercisable at December 31, 2016 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$3.91 - —$ 5.42	1,023,311	4.88	$4.77	407,446	$4.54
$5.43 - $7.37	924,908	3.93	$6.61	660,729	$6.61
$7.38 - $20.10	792,145	1.71	$10.34	761,590	$10.42

$3.91 - $20.10	2,740,364	3.64	$7.00	1,829,765	$7.73

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at January 2, 2016	553,584	$6.16	1.02	$2,607,381
Granted	768,527	$4.20
Vested	(268,883)	$6.46
Cancelled	(103,773)	$4.81

Non-vested RSUs at December 31, 2016	949,455	$4.64	1.04	$8,117,840

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 31, 2016, Intevac had $1.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted-average period of 1.04 years.

Market condition-based RSUs vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically five years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. Intevac granted 125,000 of such awards to certain executive officers in fiscal 2016. These awards have a derived service period of 2.8 years. The weighted-average assumptions used in the model are outlined in the following table.

2016
Weighted-average fair value of grants per share	$2.46
Expected volatility	47.65%
Risk free interest rate	1.35%
Expected term (in years)	4.79
Dividend yield	None

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2016 will be settled with RSUs with one year vesting issued in 2017. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at December 31, 2016, which amounts were less than the target bonus amounts for each participant. The bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded equity-based compensation expense related to the annual incentive plan of $490,000 in fiscal 2016. At December 31, 2016, Intevac had $566,000 of total unrecognized compensation expense, net of estimated forfeitures, related to the annual incentive plan that will be recognized over a remaining period of 1.15 years.

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2015 was settled with RSUs with one year vesting issued in 2016. The Company recorded equity-based compensation expense related to the annual incentive plan of $324,000 in fiscal 2015. In February 2016, the annual bonus for certain participants was settled with RSUs with one year vesting. Thirty-four participants were granted stock awards to receive 266,000 shares of common stock with a weighted-average grant date fair value of $4.40 per share.

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2014 was settled with RSUs with one year vesting issued in 2015. The Company recorded equity-based compensation expense related to the annual incentive plan of $554,000 in fiscal 2014. In February 2015, the annual bonus for certain participants was settled with RSUs with one year vesting. Twenty-nine participants were granted stock awards to receive 133,000 shares of common stock with a weighted-average grant date fair value of $6.85 per share.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2014
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.55	$2.14	$2.08
Expected volatility	39.22%	43.45%	44.00%
Risk free interest rate	0.75%	0.45%	0.11%
Expected term of purchase rights (in years)	1.87	1.36	0.69
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(in thousands, except per share amounts)
Shares purchased	384	374	444
Weighted-average purchase price per share	$3.78	$3.90	$3.63
Aggregate intrinsic value of purchase rights exercised	$514	$688	$1,444

As of December 31, 2016, Intevac had $277,000 of total unrecognized compensation expense, net of estimated forfeitures related to purchase rights that will be recognized over the weighted-average period of 0.56 years.

3. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted loss per share:

	2016	2015	2014
	(in thousands, except per share amounts)
Net loss	$(7,441)	$(9,166)	$(27,445)

Weighted-average shares – basic	20,761	22,218	23,671
Effect of dilutive potential common shares	—	—	—

Weighted-average shares – diluted	20,761	22,218	23,671

Net loss per share – basic and diluted	$(0.36)	$(0.41)	$(1.16)

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

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 31, 2016 and January 2, 2016.

	2016	2015
Seagate Technology	55%	*
HGST	10%	37%
Western Digital	*	15%
U.S. Government	*	11%

*	Less than 10%

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2016, 2015, and/or 2014.

	2016	2015	2014
Seagate Technology	34%	22%	15%
U.S. Government	22%	26%	32%
Elbit Systems of America	10%	*	*
HGST	*	15%	17%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2016, 2015, and 2014. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV and DCP manufacturing and Intevac’s success in developing military products based on its low-light technology.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Balance Sheet Details

Balance sheet details were as follows as of December 31, 2016 and January 2, 2016:

Trade and Other Accounts Receivable, Net

Receivables consisted of the following components:

	December 31, 2016	January 2, 2016
	(in thousands)
Trade receivables and other	$15,167	$11,939
Unbilled costs and accrued profits	2,280	371
Less: allowance for doubtful accounts	—	—

	$17,447	$12,310

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 31, 2016	January 2, 2016
	(in thousands)
Raw materials	$10,290	$11,081
Work-in-progress	6,470	4,365
Finished goods	8,116	3,314

	$24,876	$18,760

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Property, Plant and Equipment

	December 31, 2016	January 2, 2016
	(in thousands)
Leasehold improvements	$14,653	$15,242
Machinery and equipment	41,678	42,317

	56,331	57,559
Less accumulated depreciation and amortization	45,094	45,638

Total property, plant and equipment, net	$11,237	$11,921

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $53,000 at December 31, 2016.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable

Included in accounts payable is $349,000 and $582,000 of book overdraft at December 31, 2016 and January 2, 2016, respectively.

Other Accrued Liabilities

	December 31, 2016	January 2, 2016
	(in thousands)
Deferred revenue	$14,416	$3,789
Accrued product warranties	829	835
Other taxes payable	660	378
Acquisition-related contingent consideration	329	179
Income taxes payable	246	234
Other	531	217

Total other accrued liabilities	$17,011	$5,632

Other Long-Term Liabilities

	December 31, 2016	January 2, 2016
	(in thousands)
Deferred rent	$2,392	$1,190
Acquisition-related contingent consideration	430	711
Accrued income taxes	82	363
Accrued product warranties	178	147

Total other long-term liabilities	$3,082	$2,411

6. Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	December 31, 2016			January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$2,869	$250	$3,119	$2,646	$473
Purchased technology	5,148	3,140	2,008	5,148	2,509	2,639
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$6,129	$2,258	$8,387	$5,275	$3,112

Intangible assets by segment as of December 31, 2016 are as follows: Thin-film Equipment; $2.0 million and Photonics; $217,000.

Total amortization expense of purchased intangibles for fiscal 2016, 2015 and 2014 was $854,000, $854,000, and $936,000 respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 31, 2016, is as follows.

(in thousands)
2017	755
2018	615
2019	615
2020	273

$2,258

7. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 31, 2016.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on December 31, 2016 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of December 31, 2016, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of December 31, 2016. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands, except for percentages)
Revenue Earnout	$759	Discounted cash flow	Weighted-average cost of capital	15.3%
			Probability weighting of achieving revenue forecasts	10.0% - 80.0% (29.6%)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Beginning balance	$890	$1,134	$1,384
Changes in fair value	(100)	(244)	(250)
Cash payments made	(31)	—	—

Ending balance	$759	$890	$1,134

8. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$18,726	$—	$—	$18,726
Money market funds	8,317	—	—	8,317

Total cash and cash equivalents	$27,043	$—	$—	$27,043
Short-term investments:
Commercial paper	$1,992	$—	$1	$1,991
Corporate bonds and medium-term notes	8,586	—	6	8,580
Municipal bonds	600	—	—	600
U.S. treasury and agency securities	6,432	—	1	6,431

Total short-term investments	$17,610	$—	$8	$17,602
Long-term investments:
Corporate bonds and medium-term notes	$2,510	$—	$11	$2,499
Municipal bonds	500	—	4	496
U.S. treasury and agency securities	597	1	—	598

Total long-term investments	$3,607	$1	$15	$3,593

Total cash, cash equivalents, and investments	$48,260	$1	$23	$48,238

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 2, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$6,208	$—	$—	$6,208
Money market funds	7,538	—	—	7,538

Total cash and cash equivalents	$13,746	$—	$—	$13,746
Short-term investments:
Corporate bonds and medium-term notes	$9,978	$—	$7	$9,971
Municipal bonds	4,238	—	—	4,238
U.S. treasury and agency securities	8,999	—	—	8,999

Total short-term investments	$23,215	$—	$7	$23,208
Long-term investments:
Corporate bonds and medium-term notes	$6,212	$—	$23	$6,189
U.S. treasury and agency securities	3,494	—	10	3,484

Total long-term investments	$9,706	$—	$33	$9,673

Total cash, cash equivalents, and investments	$46,667	$—	$40	$46,627

The contractual maturities of available-for-sale securities at December 31, 2016 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$25,927	$25,919
Due after one through two years	3,607	3,593

	$29,534	$29,512

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2016.

	December 31, 2016
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$1,494	$1	$—	$—
Corporate bonds and medium-term notes	9,478	17	—	—
Municipal bonds	1,096	4	—	—
U.S. treasury and agency securities	2,932	1	—	—

	$15,000	$23	$—	$—

All prices for the fixed maturity securities including U.S. treasury and agency securities, commercial paper, corporate bonds and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 31, 2016.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$8,317	$8,317	$—
U.S. treasury and agency securities	7,029	4,097	2,932
Commercial paper	1,991	—	1,991
Corporate bonds and medium-term notes	11,079	—	11,079
Municipal bonds	1,096	—	1,096

Total recurring fair value measurements	$29,512	$12,414	$17,098

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 31, 2016 and January 2, 2016:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument	December 31, 2016	January 2, 2016	December 31, 2016		January 2, 2016		December 31, 2016		January 2, 2016
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,146	$924	(a)	$—	(a)	$1	(b)	$8	(b)	$4

Total Hedges	$1,146	$924		$—		$1		$8		$4

(a)	Prepaid expenses and other current assets
(b)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity

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

At December 31, 2016, $1.5 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases for fiscal 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands, except per share amounts)
Shares of common stock repurchased	—	3,419	1,185
Cost of stock repurchased	$—	$18,503	$8,302
Average price paid per share	$—	$5.39	$6.97

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

The provision for income taxes on loss from continuing operations for fiscal 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014
Federal:
Current	$—	$—	$(324)
Deferred	—	—	—

	—	—	(324)
State:
Current	5	6	5
Deferred	—	—	—

	5	6	5
Foreign:
Current	237	561	81
Deferred	9	(12)	8,666

	246	549	8,747
Total	$251	$555	$8,428

Income (loss) before income taxes for fiscal 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
U.S	$(8,703)	$(9,538)	$(13,191)
Foreign	1,513	927	(5,826)

	$(7,190)	$(8,611)	$(19,017)

Effective tax rate	(3.5)%	(6.4)%	(44.3)%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31, 2016	January 2, 2016
Deferred tax assets:
Vacation, warranty and other accruals	$926	$898
Depreciation and amortization	600	814
Intangible amortization	2,060	2,397
Inventory valuation	3,091	3,321
Deferred income	29	750
Equity-based compensation	3,821	3,612
Net operating loss, research and other tax credit carryforwards	54,844	51,186
Other	918	481

	66,289	63,459
Valuation allowance for deferred tax assets	(65,189)	(62,365)

Total deferred tax assets	1,100	1,094

Deferred tax liabilities:
Purchased technology	(720)	(950)
Unbilled revenue	(377)	(132)

Total deferred tax liabilities	(1,097)	(1,082)

Net deferred tax assets	$3	$12

As reported on the balance sheet:
Current deferred tax assets	$—	$12
Non-current deferred tax assets	3	—

	$3	$12

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 3, 2015, December 31, 2013 and December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as Intevac’s projections for future growth. On the basis of this analysis and the significant negative objective evidence, for fiscal 2014, a valuation allowance of $9.4 million was added to record only the portion of the Singapore deferred tax asset that more likely than not will be realized. The Company recorded a valuation allowance decrease of $136,000 for fiscal 2016 and a valuation allowance increase of $631,000 for fiscal 2015, respectively, for the Singapore deferred tax asset.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2016, 2015, 2014 and 2013,

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation allowance increases of $3.3 million, $1.6 million, $4.7 million and $7.2 million, respectively for the U.S. federal deferred tax asset were recorded. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 31, 2016, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $66.0 million, $60.3 million and $63.8 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2028. The foreign net operating loss carryforwards do not expire. As of December 31, 2016, our federal and state tax credit carryforwards for income tax purposes were approximately $13.5 million and $13.4 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credits carry forward indefinitely.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) for fiscal 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Income tax (benefit) at the federal statutory rate	$(2,517)	$(3,014)	$(6,656)
State income taxes, net of federal benefit	5	6	5
Change in valuation allowance:
U.S	3,333	1,625	4,733
Foreign	(136)	631	9,394
Effect of foreign operations taxed at various rates	(232)	(140)	1,662
Research tax credits	(1,058)	(931)	(569)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	1,137	2,114	153
Unrecognized tax benefits	(281)	264	(294)

Total	$251	$555	$8,428

Intevac has not provided for U.S. federal income and foreign withholding taxes on approximately $14.3 million of undistributed earnings from non-U.S. operations as of December 31, 2016 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total amount of gross unrecognized tax benefits was $7.5 million as of December 31, 2016, of which $73,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Beginning balance	$7,173	$6,578	$6,482
Additions based on tax positions related to the current year	652	574	57
Additions for tax positions of prior years	—	21	250
Settlements	(281)	—	—
Lapse of statute of limitations	—	—	(211)

Ending balance	$7,544	$7,173	$6,578

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2016, 2015 and 2014, Intevac recognized a net tax expense (benefit) for interest of ($1,000), $2,000 and ($110,000), respectively. As of December 31, 2016 Intevac had $9,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

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

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. In fiscal 2016, IRAS allowed the deduction of a portion of the challenged deductions and the Company received a partial refund of $517,000 of the contested taxes. Accordingly, the Company derecognized a portion of the tax accrual of approximately $281,000 by reducing the income tax provision by $281,000. The contested tax deposits of $871,000 and $1.4 million are included in other long-term assets at December 31, 2016 and January 2, 2016, respectively, on the consolidated balance sheets. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $310,000 for fiscal 2016. Intevac did not make any cash contributions for fiscal 2015 and fiscal 2014. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $295,000, $219,000 and $22,000, respectively for fiscal 2016, 2015 and 2014. In fiscal 2016, 2015 and 2014, the annual bonus for certain participants in the Company’s annual incentive plan will be settled with RSUs with one year vesting. Charges for bonuses in the amount of $490,000, $324,000 and $554,000 for fiscal 2016, 2015 and 2014 were reported as stock compensation expense. In February 2016, the annual bonus for certain participants of the 2015 annual incentive plan was settled with RSUs with one year vesting Thirty-four participants were granted stock awards to receive 266,000 shares of common stock with a weighted-average grant date fair value of $4.40 per share In February 2015, the annual bonus for certain participants of the 2014 annual incentive plan was settled with RSUs with one year vesting. Twenty-nine participants were granted stock awards to receive 133,000 shares of common stock with a weighted-average grant date fair value of $6.85 per share. See Note 2 “Equity-Based Compensation.”

12. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheet is $2.4 million of deferred rent as of December 31, 2016 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $1.0 million for this lease. This standby letter of credit is secured with $1.0 million of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.8 million, $4.0 million and $3.8 million for fiscal 2016, 2015, and 2014, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, future minimum lease payments are as follows.

(in thousands)
2017	$2,824
2018	2,783
2019	2,859
2020	2,790
2021	2,874
Thereafter	6,777

$20,907

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

Letters of Credit

As of December 31, 2016, we had letters of credit and bank guarantees outstanding totaling $1.6 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $1.6 million of restricted cash.

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its hard disk drive, PV and DCP manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3 month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics’ products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of operations.

The following table displays the activity in the warranty provision account for fiscal 2016 and 2015:

	2016	2015
	(in thousands)
Beginning balance	$982	$1,186
Expenditures incurred under warranties	(488)	(463)
Accruals for product warranties	943	837
Adjustments to previously existing warranty accruals	(430)	(578)

Ending balance	$1,007	$982

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

13. Segment and Geographic Information

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information for each reportable segment for fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(in thousands)
Net Revenues
Thin-film Equipment	$45,253	$39,622	$25,290
Photonics	34,871	35,538	40,260

Total segment net revenues	$80,124	$75,160	$65,550

	2016	2015	2014
	(in thousands)
Operating Profit (Loss)
Thin-film Equipment	$(8,309)	$(9,345)	$(22,008)
Photonics	5,813	5,206	8,932

Total segment operating profit (loss)	(2,496)	(4,139)	(13,076)

Unallocated costs	(5,067)	(4,599)	(6,278)

Operating loss	(7,563)	(8,738)	(19,354)

Interest income	195	179	179
Other income (expense), net	178	(52)	158

Loss before income taxes	$(7,190)	$(8,611)	$(19,017)

	2016	2015	2014
	(in thousands)
Depreciation and Amortization
Thin-film Equipment	$2,710	$2,443	$2,379
Photonics	1,736	1,737	1,834

Total segment depreciation and amortization	4,446	4,180	4,213

Unallocated costs	391	417	492

Total consolidated depreciation and amortization	$4,837	$4,597	$4,705

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2016	2015	2014
	(in thousands)
Capital Additions
Thin-film Equipment	$700	$1,433	$2,230
Photonics	2,463	749	1,203

Total segment capital additions	3,163	2,182	3,433

Unallocated	210	935	272

Total consolidated capital additions	$3,373	$3,117	$3,705

	2016	2015
	(in thousands)
Segment Assets
Thin-film Equipment	$39,503	$29,528
Photonics	16,071	16,029

Total segment assets	55,574	45,557

Cash and investments	48,238	46,627
Restricted cash	1,602	1,780
Deferred income taxes	3	12
Other current assets	997	1,052
Common property, plant and equipment	1,039	1,218
Other assets	871	1,435

Consolidated total assets	$108,324	$97,681

Geographic revenue information for fiscal 2016, 2015 and 2014 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2016	2015	2014
	(in thousands)
United States	$42,048	$49,034	$51,584
Asia (*)	37,143	23,855	9,931
Europe	933	2,271	4,035

Total net revenues	$80,124	$75,160	$65,550

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia.

Net property, plant and equipment by geographic region at December 31 2016 and January 2, 2016 was as follows:

	December 31,	January 2,
	2016	2016
	(in thousands)
United States	$11,148	$10,990
Asia	89	931

Net property, plant & equipment	$11,237	$11,921

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Restructuring Charges

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “2015 Plan”), which reduced expenses and reduced its workforce by 3 percent. The cost of implementing the 2015 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the 2015 Plan occurred in the first quarter of fiscal 2015. Implementation of the 2015 Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis.

During the first half of fiscal 2014, Intevac substantially completed implementation of the 2014 cost reduction plan (the “2014 Plan”), which reduced expenses and reduced its workforce by 6 percent. The cost of implementing the 2014 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the 2014 Plan occurred in the first half of fiscal 2014. Implementation of the 2014 Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

As of December 31, 2016, activities related to the 2015 and 2014 Plans were complete.

The changes in restructuring reserves associated with the cost reduction plans for fiscal 2015 and 2014, are as follows.

	Severance and other employee- related costs
	2015	2014
	(in thousands)
Balance at the beginning of the year	$—	$—
Provision for restructuring charges	148	288
Cash payments made	(148)	(288)

Balance at the end of the year	$—	$—

15. Related Party Transaction

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	Apr. 2, 2016	July 2, 2016	Oct. 1, 2016	Dec. 31, 2016
	(in thousands, except per share data)
Net sales	$13,664	$14,918	$22,559	$28,982
Gross profit	3,856	6,127	8,515	11,912
Net income (loss)	(6,305)	(3,490)	(481)	2,835
Basic net income (loss) per share	$(0.31)	$(0.17)	$(0.02)	$0.14
Diluted net income (loss) per share	$(0.31)	$(0.17)	$(0.02)	$0.13

	Three Months Ended
	Apr. 4, 2015	July 4, 2015	Oct. 3, 2015	Jan. 2, 2016
	(in thousands, except per share data)
Net sales	$19,885	$20,458	$18,418	$16,398
Gross profit	6,922	7,806	4,912	6,677
Net income (loss)	(2,893)	12	(3,759)	(2,526)
Basic and diluted net income (loss) per share	$(0.12)	$—	$(0.17)	$(0.12)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2016. BPM LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intevac, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016 and our report dated February 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ BPM LLP

San Jose, California

February 15, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders (2)	3,689,819	$7.00	1,377,757
Equity compensation plans not approved by security holders	—	—	—

Total	3,689,819	$7.00	1,377,757

(1)	Excludes securities reflected in column (a).
(2)	Included in the column (c) amount are 241,597 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2016” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (5)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7 (7)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.8+ (3)	The Registrant’s 401(k) Profit Sharing Plan

10.9 (8)	Director and Officer Indemnification Agreement

10.10+ (7)	The Registrant’s Executive Incentive Plan

10.11+ (9)	Offer Letter with Wendell Blonigan

10.12+ (9)	Severance Agreement with Wendell Blonigan

10.13 (10)	Agreement, dated as of December 9, 2013, by and among Intevac Inc., Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC

10.14 (11)	Amendment No. 1, dated November 12, 2015, to Agreement, dated as of December 9, 2013, by and among Intevac, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), Northern Right Capital (QP), L.P. (f/k/a Becker Drapkin Partners (QP), L.P.), and Becker Drapkin Partners, L.P.

Exhibit Number	Description

10.15+ (12)	Executive Transition Plan with Michael Russak dated January 6, 2014

10.16+ (13)	Executive Transition Plan and Agreement with Christopher Smith dated January 27, 2014

10.17+ (14)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.18+ (15)	Offer Letter with James Moniz

10.19+ (15)	Change in Control Agreement with James Moniz dated October 29, 2014

10.20+ (16)	Form of Change in Control Agreement

10.21 (17)	Agreement, dated as of May 11, 2014, by and among Intevac, Inc., J. Daniel Plants, Marc T. Giles, Voce Catalyst Partners LP and Voce Capital Management LLC

10.22 (11)	Share Repurchase Agreement, dated as of November 12, 2015, by and among Intevac, Inc., Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), and Becker Drapkin Partners SLV, Ltd.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 82)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 13, 2016.
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(10)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed December 10, 2013
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 12, 2015
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 7, 2014

(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 31, 2014
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(16)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 15, 2016
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 15, 2014
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2017.

INTEVAC, INC.

/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration Chief Financial Officer and Treasurer

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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 15, 2017
(Wendell T. Blonigan)	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 15, 2017
(James Moniz)	Administration, Chief Financial Officer
and Treasurer (Principal Financial
and Accounting Officer)

/s/ NORMAN H. POND	Chairman of Board	February 15, 2017
(Norman H. Pond)

/s/ JAMES D. BENHAM	Director	February 15, 2017
(James D. Benham)

/s/ MATTHEW A. DRAPKIN	Director	February 15, 2017
(Matthew A. Drapkin)

/s/ DAVID S. DURY	Director	February 15, 2017
(David S. Dury)

/s/ MARK T. GILES	Director	February 15, 2017
(Mark T. Giles)

/s/ THOMAS M. ROHRS	Director	February 15, 2017
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 15, 2017
(John F. Schaefer)