Form 10-Q
period 2017-04-01
INTEVAC INC
filed 2017-05-02
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On May 2, 2017, 21,431,768 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$25,577	$27,043
Short-term investments	15,227	17,602
Trade and other accounts receivable, net of allowances of $0 at both April 1, 2017 and at December 31, 2016	21,630	17,447
Inventories	24,077	24,876
Prepaid expenses and other current assets	2,103	1,768

Total current assets	88,614	88,736
Property, plant and equipment, net	11,883	11,237
Long-term investments	4,038	3,593
Restricted cash	1,450	1,602
Intangible assets, net of amortization of $6,342 at April 1, 2017 and $6,129 at December 31, 2016	2,045	2,258
Deferred income taxes and other long-term assets	698	898

Total assets	$108,728	$108,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,824	$5,323
Accrued payroll and related liabilities	4,029	4,220
Other accrued liabilities	6,429	17,011
Customer advances	11,572	5,422

Total current liabilities	28,854	31,976
Other long-term liabilities	3,288	3,082
Stockholders’ equity:
Common stock, $0.001 par value	21	21
Additional paid-in capital	173,865	171,314
Treasury stock, 4,845 shares at both April 1, 2017 and December 31, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	359	321
Accumulated deficit	(69,170)	(69,901)

Total stockholders’ equity	76,586	73,266

Total liabilities and stockholders’ equity	$108,728	$108,324

Note: Amounts as of December 31, 2016 are derived from the December 31, 2016 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$28,423	$13,282
Technology development	1,965	382

Total net revenues	30,388	13,664
Cost of net revenues:
Systems and components	15,674	8,950
Technology development	1,667	858

Total cost of net revenues	17,341	9,808

Gross profit	13,047	3,856
Operating expenses:
Research and development	4,682	5,176
Selling, general and administrative	6,274	4,996

Total operating expenses	10,956	10,172

Income (loss) from operations	2,091	(6,316)
Interest income and other income (expense), net	110	37

Income (loss) before income taxes	2,201	(6,279)
Provision for income taxes	372	26

Net income (loss)	$1,829	$(6,305)

Net income (loss) per share:
Basic	$0.09	$(0.31)
Diluted	$0.08	$(0.31)

Weighted average common shares outstanding:
Basic	21,216	20,551
Diluted	22,790	20,551

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands)
Net income (loss)	$1,829	$(6,305)

Other comprehensive income, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	4	44
Foreign currency translation gains	34	67

Other comprehensive income, before tax	38	111

Income tax provision related to items in other comprehensive income	—	—

Other comprehensive income, net of tax	38	111

Comprehensive income (loss)	$1,867	$(6,194)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$1,829	$(6,305)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,015	1,176
Net amortization of investment premiums and discounts	28	36
Equity-based compensation	1,077	1,111
Change in the fair value of acquisition-related contingent consideration	80	16
Changes in operating assets and liabilities	(6,010)	1,518

Total adjustments	(3,810)	3,857

Net cash and cash equivalents used in operating activities	(1,981)	(2,448)
Investing activities
Purchases of investments	(3,944)	(2,109)
Proceeds from sales and maturities of investments	5,850	13,305
Decrease in restricted cash	152	—
Purchases of leasehold improvements and equipment	(1,448)	(1,250)

Net cash and cash equivalents provided by investing activities	610	9,946
Financing activities
Proceeds from issuance of common stock	1,083	711
Taxes paid related to net share settlement	(1,210)	(222)
Payment of acquisition-related contingent consideration	(2)	—

Net cash and cash equivalents provided by (used in) financing activities	(129)	489

Effect of exchange rate changes on cash and cash equivalents	34	67

Net increase (decrease) in cash and cash equivalents	(1,466)	8,054
Cash and cash equivalents at beginning of period	27,043	13,746

Cash and cash equivalents at end of period	$25,577	$21,800

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (“Intevac” or the “Company”) included herein have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). Intevac’s results of operations for the three months ended April 1, 2017 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We have adopted these amendments beginning in the first quarter of 2017. Starting this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now presents excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million charge to the accumulated deficit as of January 1, 2017. In the first quarter of 2017, stock-based compensation excess tax benefits of $47,000 were reflected in the Consolidated Statements of Operations as a component of the provision for income taxes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	April 1,	December 31,
	2017	2016
	(In thousands)
Raw materials	$11,000	$10,290
Work-in-progress	10,351	6,470
Finished goods	2,726	8,116

	$24,077	$24,876

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

4.	Equity-Based Compensation

At April 1, 2017, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock.

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended April 1, 2017 and April 2, 2016 was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Equity-based compensation by type of award:
Stock options	$255	$276
RSUs	718	634
Employee stock purchase plan	104	201

Total equity-based compensation	$1,077	$1,111

Equity-based compensation expense is based on awards ultimately expected to vest and such amount has been reduced for estimated forfeitures. Beginning January 1, 2017, Intevac accounts for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million increase to the accumulated deficit as of January 1, 2017.

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

Option activity as of April 1, 2017 and changes during the three months ended April 1, 2017 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,740,364	$7.00
Options granted	30,625	$7.89
Options cancelled and forfeited	(21,405)	$6.60
Options exercised	(57,657)	$6.03

Options outstanding at April 1, 2017	2,691,927	$7.03

Options exercisable at April 1, 2017	1,783,825	$7.78

Intevac issued 195,184 shares under the ESPP during the three months ended April 1, 2017.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	April 1, 2017	April 2, 2016
Stock Options:
Weighted-average fair value of grants per share	$4.56	$1.50
Expected volatility	41.78%	42.96%
Risk free interest rate	1.38%	1.04%
Expected term of options (in years)	2.54	3.96
Dividend yield	None	None
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.74	$1.54
Expected volatility	40.66%	39.33%
Risk free interest rate	1.14%	0.76%
Expected term of purchase rights (in years)	0.74	1.93
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2016	949,455	$4.64
Granted	142,749	$9.67
Vested	(325,796)	$4.21
Cancelled and forfeited	(2,910)	$5.77

Non-vested RSUs at April 1, 2017	763,498	$5.75

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

In fiscal 2016, the annual bonus for certain participants in the Company’s annual incentive plan was settled with RSUs with one-year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at April 2, 2016, which amounts were less than the target bonus amounts for each participant. The bonus accrual was classified as a liability until the number of shares is determined on the date the awards were granted, at which time the Company classified the awards into equity. In February 2017, the annual 2016 bonus for certain participants was settled with RSUs with one-year vesting. 33 participants were granted stock

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

awards to receive an aggregate of 134,000 shares of common stock with a weighted average grant date fair value of $9.63 per share. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one-year vesting. 34 participants were granted stock awards to receive an aggregate of 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. The Company recorded equity-based compensation expense related to the annual incentive plans of $102,000 and $115,000 for the three months ended April 1, 2017 and April 2, 2016, respectively.

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of April 1, 2017, are as follows.

	April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(5,318)	$1,854
Photonics	1,215	(1,024)	191

	$8,387	$(6,342)	$2,045

Total amortization expense of finite-lived intangibles for the three months ended April 1, 2017 was $213,000.

As of April 1, 2017, future amortization expense is expected to be as follows.

(In thousands)
2017	$541
2018	615
2019	615
2020	274

$2,045

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders a revenue earnout in cash on Intevac’s net revenue from commercial sales of certain products over a specified period, up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on April 1, 2017 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of April 1, 2017, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statements of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,2017	April 2,2016
	(In thousands)
Opening balance	$759	$890
Changes in fair value	80	16
Cash payments made	(2)	—

Closing balance	$837	$906

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at April 1, 2017 and at December 31, 2016:

	April 1,	December 31,
	2017	2016
	(In thousands)
Other accrued liabilities	$198	$329
Other long-term liabilities	639	430

Total acquisition-related contingent consideration	$837	$759

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of April 1, 2017. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at April 1, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$837	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	15.3% 10.0% - 80.0% (31.9%)

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its disk manufacturing, solar photovoltaic (“PV”) manufacturing and display cover panel (“DCP”) manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. The warranty period on consumable parts is limited to their reasonable usable lives. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. Intevac generally provides a twelve month warranty on its Photonics products. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three-month periods ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1,2017	April 2,2016
	(In thousands)
Opening balance	$1,007	$982
Expenditures incurred under warranties	(142)	(198)
Accruals for product warranties issued during the reporting period	250	114
Adjustments to previously existing warranty accruals	(9)	(122)

Closing balance	$1,106	$776

The following table displays the balance sheet classification of the warranty provision account at April 1, 2017 and at December 31, 2016:

	April 1,	December 31,
	2017	2017
	(In thousands)
Other accrued liabilities	$935	$829
Other long-term liabilities	171	178

Total warranty provision	$1,106	$1,007

8.	Guarantees

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Intevac’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Intevac could be required to make under these indemnification obligations is unlimited; however, Intevac has a director and officer insurance policy that mitigates Intevac’s exposure and enables Intevac to recover a portion of any future amounts paid. As a result of Intevac’s insurance policy coverage, Intevac believes the estimated fair value of these indemnification obligations is not material.

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

Letters of Credit

As of April 1, 2017, we had letters of credit and bank guarantees outstanding totaling $1.5 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.5 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 1, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$15,290	$—	$—	$15,290
Money market funds	8,414	—	—	8,414
Commercial paper	1,273	—	—	1,273
Municipal bonds	600	—	—	600

Total cash and cash equivalents	$25,577	$—	$—	$25,577
Short-term investments:
Certificates of deposit	$1,000	$—	$—	$1,000
Commercial paper	1,597	—	—	1,597
Corporate bonds and medium-term notes	8,231	—	9	8,222
U.S. treasury and agency securities	4,410	—	2	4,408

Total short-term investments	$15,238	$—	$11	$15,227
Long-term investments:
Corporate bonds and medium-term notes	$1,948	$—	$5	$1,943
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	1,597	—	—	1,597

Total long-term investments	$4,045	$—	$7	$4,038

Total cash, cash equivalents, and investments	$44,860	$—	$18	$44,842

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$18,726	$—	$—	$18,726
Money market funds	8,317	—	—	8,317

Total cash and cash equivalents	$27,043	$—	$—	$27,043
Short-term investments:
Commercial paper	$1,992	$—	$1	$1,991
Corporate bonds and medium-term notes	8,586	—	6	8,580
Municipal bonds	600	—	—	600
U.S. treasury and agency securities	6,432	—	1	6,431

Total short-term investments	$17,610	$—	$8	$17,602
Long-term investments:
Corporate bonds and medium-term notes	$2,510	$—	$11	$2,499
Municipal bonds	500	—	4	496
U.S. treasury and agency securities	597	1	—	598

Total long-term investments	$3,607	$1	$15	$3,593

Total cash, cash equivalents, and investments	$48,260	$1	$23	$48,238

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 1, 2017.

	April 1, 2017
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds and medium-term notes	$9,105	$14	$—	$—
Municipal bonds	498	2	—	—
U.S. treasury and agency securities	4,408	2	—	—

	$14,011	$18	$—	$—

The contractual maturities of available-for-sale securities at April 1, 2017 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,525	$25,514
Due after one through two years	4,045	4,038

	$29,570	$29,552

All prices for the fixed maturity securities including U.S. Treasury and agency securities, certificates of deposit, commercial paper, corporate bonds and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received for a security in an orderly sale. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of April 1, 2017.

	Fair Value Measurements at April 1, 2017
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$8,414	$8,414	$—
U.S. treasury and agency securities	6,005	2,098	3,907
Certificates of deposit	1,000	—	1,000
Commercial paper	2,870	—	2,870
Corporate bonds and medium-term notes	10,165	—	10,165
Municipal bonds	1,098	—	1,098

Total recurring fair value measurements	$29,552	$10,512	$19,040

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	April 1, 2017	December 31, 2016	April 1, 2017			December 31, 2016
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,286	$1,146	(a	)	$6	(a	)	$8

Total Hedges	$1,286	$1,146			$6			$8

(a)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At April 1, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three months ended April 1, 2017 and April 2, 2016, respectively.

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended April 1, 2017 and April 2, 2016, are as follows.

	Three Months Ended			Three Months Ended
	April 1, 2017			April 2, 2016
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(In thousands)
Beginning balance	$343	$(22)	$321	$452	$(40)	$412
Other comprehensive income before reclassification	34	4	38	67	44	111
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	34	4	38	67	44	111

Ending balance	$377	$(18)	$359	$519	$4	$523

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Net income (loss)	$1,829	$(6,305)

Weighted-average shares – basic	21,216	20,551
Effect of dilutive potential common shares	1,574	—

Weighted-average shares – diluted	22,790	20,551

Net income (loss) per share – basic	$0.09	$(0.31)

Net income (loss) per share – diluted	$0.08	$(0.31)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	April 1,	April 2,
	2017	2016
	(In thousands)
Stock options to purchase common stock	452	2,423
RSUs	—	940
Employee stock purchase plan	—	81

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 1, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three months ended April 1, 2017 and April 2, 2016 is as follows:

Net Revenues

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Thin-film Equipment	$21,484	$5,580
Photonics	8,904	8,084

Total segment net revenues	$30,388	$13,664

Operating Income (Loss)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Thin-film Equipment	$1,859	$(5,445)
Photonics	1,465	407

Total segment operating profit (loss)	3,324	(5,038)
Unallocated costs	(1,233)	(1,278)

Income (loss) from operations	2,091	(6,316)
Interest income and other income (expense), net	110	37

Income (loss) before income taxes	$2,201	$(6,279)

Total assets for each reportable segment as of April 1, 2017 and December 31, 2016 are as follows:

Assets

	April 1, 2017	December 31, 2016
	(In thousands)
Thin-film Equipment	$41,862	$39,503
Photonics	17,291	16,071

Total segment assets	59,153	55,574

Cash, cash equivalents and investments	44,842	48,238
Restricted cash	1,450	1,602
Deferred income taxes	3	3
Other current assets	1,001	997
Common property, plant and equipment	1,608	1,039
Other assets	671	871

Consolidated total assets	$108,728	$108,324

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.	Income Taxes

Intevac recorded income tax provisions of $372,000 for the three months ended April 1, 2017 and of $26,000 for the three months ended April 2, 2016. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three month period ended April 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac did not recognize benefits on the U.S. net operating loss or on the Singapore net operating loss for the three month period ended April 2, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $671,000 at April 1, 2017 and $871,000 at December 31, 2016 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

15.	Commitments and Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2017 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 15, 2017, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), and solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment and Photonics.

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

The following table presents certain significant measurements for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$30,388	$13,664	$16,724
Gross profit	$13,047	$3,856	$9,191
Gross margin percent	42.9%	28.2%	14.7 points
Net income (loss)	$1,829	$(6,305)	$8,134
Net income (loss) per diluted share	$0.08	$(0.31)	$0.39

Net revenues increased during the first quarter of fiscal 2017 compared to the same period in the prior year primarily due to higher Thin-film Equipment sales and higher Photonics technology development contracts, offset in part by lower Photonics product sales. Thin-film Equipment recognized revenue on four VERTEX™ coating systems for DCP and one 200 Lean® HDD system in the first quarter of fiscal 2017 compared to one VERTEX coating system in the first quarter of fiscal 2016. The net income for the first quarter of fiscal 2017 increased compared to the same period in the prior year due to higher revenues and higher gross margins, offset in part by higher operating expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability.

Given the momentum we have built in our business, we believe that we are currently on the path to profitability in fiscal 2017. In 2017, Intevac expects higher sales of new Thin-film Equipment products as Intevac recognized revenue on four VERTEX coating systems for DCP in the first quarter and has fifteen solar implant systems in backlog of which two are currently undergoing installation activities at our customer site. Intevac expects that HDD equipment sales will be approximately at the same levels as 2016, as Intevac recognized revenue on one 200 Lean HDD system in the first quarter and as a HDD manufacturer takes delivery of the three 200 Lean systems in backlog. For fiscal 2017, Intevac expects that Photonics business levels will be about the same levels as 2016 as Photonics continues to deliver production shipments of the pilot night-vision systems for the Apache helicopter and night-vision camera modules for the F35 Joint Strike Fighter program.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
Thin-film Equipment	$21,484	$5,580	$15,904
Photonics
Products	6,939	7,702	(763)
Contract R&D	1,965	382	1,583

	8,904	8,084	820

Total net revenues	$30,388	$13,664	$16,724

Thin-film Equipment revenue for the three months ended April 1, 2017 included revenue recognized for four VERTEX coating systems for DCP and one 200 Lean HDD system, disk equipment technology upgrades and spare parts. Thin-film Equipment revenue for the three months ended April 2, 2016 included revenue recognized for one VERTEX coating system for DCP, disk equipment technology upgrades and spare parts.

Photonics revenue for the three months ended April 1, 2017 increased over the same period in the prior year as a result of higher contract research and development (“R&D”) work, offset by lower product sales.

Backlog

	April 1, 2017	December 31, 2016	April 2, 2016
	(In thousands)
Thin-film Equipment	$56,233	$46,283	$18,347
Photonics	16,731	22,244	26,377

Total backlog	$72,964	$68,527	$44,724

Thin-film Equipment backlog at April 1, 2017 included three 200 Lean HDD systems, fourteen ENERGi solar ion implant systems and one INTEVAC MATRIX solar implant pilot system. Backlog at December 31, 2016 included four 200 Lean HDD systems, four INTEVAC VERTEX systems for DCP, one INTEVAC MATRIX solar implant pilot system, and two ENERGi solar ion implant systems. Backlog as of April 2, 2016 included one INTEVAC MATRIX PVD solar system, one INTEVAC MATRIX solar pilot system and one ENERGi solar ion implant system.

Revenue by geographic region

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
United States	$9,202	$8,143	$1,059
Asia	20,871	5,295	15,576
Europe	315	226	89

Total net revenues	$30,388	$13,664	$16,724

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2017 versus 2016 reflected higher Photonics contract R&D work, offset in part by lower Photonics product sales. Sales to the Asia region in 2017 included four VERTEX coating systems for DCP and one 200 Lean system versus one VERTEX coating system in 2016. Sales to the Europe region in 2017 versus 2016 were essentially flat.

Gross profit

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$9,255	$504	$8,751
% of Thin-film Equipment net revenues	43.1%	9.0%
Photonics gross profit	$3,792	$3,352	$440
% of Photonics net revenues	42.6%	41.5%
Total gross profit	$13,047	$3,856	$9,191
% of net revenues	42.9%	28.2%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 43.1% in the three months ended April 1, 2017 compared to 9.0% in the three months ended April 2, 2016. The increase in margins was due to higher revenue levels, higher factory absorption, and lower provisions for excess and obsolete inventory. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 42.6% in the three months ended April 1, 2017 compared to 41.5% in the three months ended April 2, 2016. Photonics gross margins for the three months ended April 2, 2016 reflected lower margins on contract R&D as a result of a cost overrun on a cost plus fixed fee contract that was completed in the first quarter of 2016.

Research and development

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
Research and development expense	$4,682	$5,176	$(494)

Research and development spending in Thin-film Equipment during the three months ended April 1, 2017 was essentially flat compared to the three months ended April 2, 2016. Thin-film Equipment spending consisted primarily of PV and DCP development. Research and development spending decreased in Photonics during the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. Photonics spending during the three months ended April 2, 2016 reflected incremental spending on demonstrators developed for evaluation by the U.S. Army and U.S. Navy which were self-funded by Intevac. Research and development expenses do not include costs of $1.7 million and $858,000 for the three-month periods ended April 1, 2017 and April 2, 2016, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
Selling, general and administrative expense	$6,274	$4,996	$1,278

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended April 1, 2017 increased compared to the three months ended April 2, 2016 primarily due to higher variable compensation costs as a result of the Company’s return to profitability, increased legal expenses for patent applications and increased spending for strategic consulting.

Interest income and other income (expense), net

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$110	$37	$73

Interest income and other income (expense), net in the three months ended April 1, 2017 included $56,000 of interest income on investments, $45,000 of earnout income from a divestiture and various other income of $53,000, offset in part by $44,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended April 2, 2016 included $48,000 of interest income on investments and various other income of $49,000, offset in part by $60,000 of foreign currency losses. The increase in interest income in the three months ended April 1, 2017 resulted from higher interest rates offset in part by lower invested balances.

Income tax provision

	Three Months Ended
	April 1, 2017	April 2, 2016	Change over prior period
	(In thousands)
Income tax provision	$372	$26	$346

Intevac recorded income tax provisions of $372,000 for the three months ended April 1, 2017 and of $26,000 for the three months ended April 2, 2016. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three month period ended April 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three month period ended April 2, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At April 1, 2017, Intevac had $44.8 million in cash, cash equivalents, and investments compared to $48.2 million at December 31, 2016. During the first three months of 2017, cash, cash equivalents and investments decreased by $3.4 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	April 1, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$25,577	$27,043
Short-term investments	15,227	17,602
Long-term investments	4,038	3,593

Total cash, cash equivalents and investments	$44,842	$48,238

Operating activities used cash of $2.0 million during the first three months of 2017 and used cash of $2.4 million during the first three months of 2016. The improvement in operating cash flows was due primarily to higher net income as a result of the return to profitability, offset in part by additional investments in working capital during the first three months of 2017.

Accounts receivable totaled $21.6 million at April 1, 2017 compared to $17.4 million at December 31, 2016 primarily as a result of billings for customer advances. At April 1, 2017, customer advances for products that had not been shipped to customers and included in accounts receivable were $4.5 million. Net inventories totaled $24.1 million at April 1, 2017 compared to $24.9 million at December 31, 2016. The decrease was due primarily to recognition of previously deferred revenue on four VERTEX systems that were undergoing installation and acceptance testing and included in finished goods at December 31, 2016, offset in part by higher levels of production inventories for planned 2017 shipments. Accounts payable totaled $6.8 million at April 1, 2017 compared to $5.3 million at December 31, 2016. Accrued payroll and related liabilities decreased to $4.0 million at April 1, 2017 compared to $4.2 million at December 31, 2016 due primarily to the settlement of 2016 bonuses. Other accrued liabilities decreased to $6.4 million at April 1, 2017 compared to $17.0 million at December 31, 2016 due primarily to the recognition of previously deferred revenue. Customer advances increased from $5.4 million at December 31, 2016 to $11.6 million at April 1, 2017, primarily due to the receipt of new customer orders.

Investing activities generated cash of $610,000 during the first three months of 2017. Proceeds from sales of investments net of purchases totaled $1.9 million. Capital expenditures for the three months ended April 1, 2017 were $1.4 million.

Financing activities used cash of $129,000 in the first three months of 2017. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.1 million. Tax payments related to the net share settlement of restricted stock units were $1.2 million.

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

As of April 1, 2017, approximately $6.0 million of cash and cash equivalents were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.0 million to $7.0 million in capital expenditures during the remainder of 2017.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.5 million as of April 1, 2017. These letters of credit and bank guarantees are collateralized by $1.5 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 15, 2017. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2016 Form 10-K. Beginning January 1, 2017, Intevac accounts for forfeitures on stock-based compensation as they occur, rather than estimate expected forfeitures. Except for the change in accounting policy for the timing of recognition of forfeitures, management believes that there has been no significant change during the three months ended April 1, 2017 to the items identified as critical accounting policies in Intevac’s 2016 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at April 1, 2017.

	2017	2018	2019	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$8,414	$—	$—	$8,414	$8,414
Weighted-average rate	0.64%	—	—
Fixed rate amounts	$1,873	—	—	$1,873	$1,873
Weighted-average rate	0.72%	—	—
Short-term investments
Fixed rate amounts	$12,235	$3,003	$—	$15,238	$15,227
Weighted-average rate	1.77%	1.53%	—
Long-term investments
Fixed rate amounts	$—	$1,601	$2,444	$4,045	$4,038
Weighted-average rate	—	1.27%	2.15%
Total investment portfolio	$22,522	$4,604	$2,444	$29,570	$29,552

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $1.3 million at April 1, 2017 and $1.1 million at December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended April 1, 2017, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2017.

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

The Photonics business is also subject to long sales cycles because many of its products, such as our military imaging products, often must be designed into the customers’ end products, which are often complex state-of-the-art products. These development cycles are typically multi-year, and our sales are contingent on our customers successfully integrating our product into their product, completing development of their product and then obtaining production orders for their product from the U.S. government or its allies.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our coating systems for DCP, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and cell phone cover glass markets. Our expansion into the PV market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Many of our products, especially Photonics products, require export licenses from U.S. government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917, the Arms Export Act of 1976 or the International Traffic in Arms Regulations. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Exports to countries that are not considered by the U.S. government to be allies are likely to be prohibited, and even sales to U.S. allies may be limited. Failure to comply with export control laws, including identification and reporting of all exports and re-exports of controlled technology or exports made without correct license approval or improper license use could result in severe penalties and revocation of licenses. Failure to obtain export licenses, delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.

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

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. If we fail to comply with current or future regulations, such failure could result in suspension of our operations, alteration of our manufacturing process, remediation costs or substantial civil penalties or criminal fines against us or our officers, directors or employees. Additionally, these regulations could require us to acquire expensive remediation or abatement equipment and to incur substantial expenses to comply with them.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At April 1, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 1, 2017.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended (1) +

10.2	The Registrant’s 2012 Equity Incentive Plan, as amended (1) +

10.3	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan +

10.4	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan +

10.5	Form of Stock Option Agreement for 2012 Equity Incentive Plan +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 12, 2017.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 2, 2017	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2017	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)