Form 10-Q
period 2017-07-01
INTEVAC INC
filed 2017-08-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

On August 1, 2017, 21,782,377 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,575	$27,043
Short-term investments	14,217	17,602
Trade and other accounts receivable, net of allowances of $0 at both July 1, 2017 and at December 31, 2016	26,635	17,447
Inventories	26,834	24,876
Prepaid expenses and other current assets	2,156	1,768

Total current assets	89,417	88,736
Property, plant and equipment, net	12,244	11,237
Long-term investments	7,568	3,593
Restricted cash	1,400	1,602
Intangible assets, net of amortization of $6,556 at July 1, 2017 and $6,129 at December 31, 2016	1,831	2,258
Deferred income taxes and other long-term assets	743	898

Total assets	$113,203	$108,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,529	$5,323
Accrued payroll and related liabilities	6,010	4,220
Other accrued liabilities	3,044	17,011
Customer advances	13,178	5,422

Total current liabilities	31,761	31,976
Other long-term liabilities	3,335	3,082
Stockholders’ equity:
Common stock, $0.001 par value	22	21
Additional paid-in capital	174,245	171,314
Treasury stock, 4,845 shares at both July 1, 2017 and December 31, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	399	321
Accumulated deficit	(68,070)	(69,901)

Total stockholders’ equity	78,107	73,266

Total liabilities and stockholders’ equity	$113,203	$108,324

Note: Amounts as of December 31, 2016 are derived from the December 31, 2016 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Unaudited) (In thousands, except per share amounts)
Net revenues:
Systems and components	$29,863	$13,083	$58,286	$26,364
Technology development	1,100	1,835	3,065	2,218

Total net revenues	30,963	14,918	61,351	28,582
Cost of net revenues:
Systems and components	18,345	7,514	34,018	16,465
Technology development	1,148	1,277	2,816	2,135

Total cost of net revenues	19,493	8,791	36,834	18,600

Gross profit	11,470	6,127	24,517	9,982
Operating expenses:
Research and development	4,418	4,977	9,100	10,154
Selling, general and administrative	5,713	4,957	11,987	9,952

Total operating expenses	10,131	9,934	21,087	20,106
Income (loss) from operations	1,339	(3,807)	3,430	(10,124)
Interest income and other income (expense), net	127	87	237	125

Income (loss) before income taxes	1,466	(3,720)	3,667	(9,999)
Provision for (benefit from) income taxes	366	(230)	738	(204)

Net income (loss)	$1,100	$(3,490)	$2,929	$(9,795)

Net income (loss) per share:
Basic	$0.05	$(0.17)	$0.14	$(0.48)
Diluted	$0.05	$(0.17)	$0.13	$(0.48)
Weighted average common shares outstanding:
Basic	21,495	20,691	21,356	20,621
Diluted	23,209	20,691	22,999	20,621

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Unaudited)
	(In thousands)
Net income (loss)	$1,100	$(3,490)	$2,929	$(9,795)

Other comprehensive income (loss), before tax:
Change in unrealized net loss on available-for-sale investments	(1)	13	3	57
Foreign currency translation gains (losses)	41	(45)	75	22

Other comprehensive income (loss), before tax	40	(32)	78	79
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	40	(32)	78	79

Comprehensive income (loss)	$1,140	$(3,522)	$3,007	$(9,716)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 1, 2017	July 2, 2016
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$2,929	$(9,795)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,973	2,658
Net amortization of investment premiums and discounts	54	63
Equity-based compensation	1,864	1,991
Change in the fair value of acquisition-related contingent consideration	102	(142)
Deferred income taxes	(1)	9
Changes in operating assets and liabilities	(10,937)	911

Total adjustments	(6,945)	5,490

Net cash and cash equivalents used in operating activities	(4,016)	(4,305)
Investing activities
Purchases of investments	(15,608)	(7,736)
Proceeds from sales and maturities of investments	14,967	18,730
Decrease in restricted cash	202	—
Purchases of leasehold improvements and equipment	(2,553)	(2,039)

Net cash and cash equivalents provided by (used in) investing activities	(2,992)	8,955
Financing activities
Net proceeds from issuance of common stock	1,452	715
Taxes paid related to net share settlement	(1,985)	(401)
Payment of acquisition-related contingent consideration	(2)	—

Net cash and cash equivalents provided by (used in) financing activities	(535)	314
Effect of exchange rate changes on cash and cash equivalents	75	23

Net increase (decrease) in cash and cash equivalents	(7,468)	4,987
Cash and cash equivalents at beginning of period	27,043	13,746

Cash and cash equivalents at end of period	$19,575	$18,733

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (“Intevac” or the “Company”) included herein have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). Intevac’s results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We have adopted these amendments beginning in the first quarter of 2017. Starting in the first quarter of fiscal 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, our Condensed Consolidated Statements of Cash Flows now presents excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million charge to the accumulated deficit as of January 1, 2017. In the first half of 2017, stock-based compensation excess tax benefits of $74,000 were reflected in the Condensed Consolidated Statements of Operations as a component of the provision for income taxes.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We expect revenue recognition for our equipment sales arrangements, which includes systems, technology upgrades, service and spare parts, to remain materially consistent with our historical practice.

We expect to recognize revenue for equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Our contracts with customers may include multiple performance obligations. For such arrangements, we expect to allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin. The expected costs associated with our base warranties will continue to be recognized as expense when the equipment is sold.

We expect to recognize revenue for cost plus fixed fee and firm fixed priced government contracts over time under the cost-to-cost method for the majority of our government contracts, which is consistent with our current revenue recognition model. Revenue on the majority of our government contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

The new standard must be adopted by Intevac in our fiscal year beginning December 31, 2017. We intend to adopt the new standard as of December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of the accumulated deficit. Prior periods will not be retrospectively adjusted. Based on our preliminary assessment, we expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations. We also do not expect the standard to have a material impact on our Consolidated Balance Sheet. The immaterial impact primarily relates to reclassifications among financial statement accounts to align with the new standard. Most notably, contracts in process, net will be reclassified as receivables or contract assets based on amounts billed or unbilled, respectively. Advance payments and billings in excess of costs incurred and deferred revenue will be combined and reclassified as contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	July 1, 2017	December 31, 2016
	(In thousands)
Raw materials	$16,349	$10,290
Work-in-progress	9,880	6,470
Finished goods	605	8,116

	$26,834	$24,876

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

4. Equity-Based Compensation

At July 1, 2017, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended July 1, 2017 and July 2, 2016 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Equity-based compensation by type of award:
Stock options	$202	$209	$458	$485
RSUs	495	480	1,212	1,114
Employee stock purchase plan	90	191	194	392

Total equity-based compensation	$787	$880	$1,864	$1,991

Equity-based compensation expense is based on awards ultimately expected to vest and such amount has been historically reduced for estimated forfeitures. Beginning January 1, 2017, Intevac accounts for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million increase to the accumulated deficit as of January 1, 2017.

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

Option activity as of July 1, 2017 and changes during the six months ended July 1, 2017 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,740,364	$7.00
Options granted	383,825	$12.42
Options cancelled and forfeited	(39,604)	$11.82
Options exercised	(101,954)	$7.03

Options outstanding at July 1, 2017	2,982,631	$7.63

Options exercisable at July 1, 2017	2,109,908	$7.22

Intevac issued 195,184 shares under the ESPP during the six months ended July 1, 2017.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock Options:
Weighted-average fair value of grants per share	$4.64	$1.75	$4.63	$1.74
Expected volatility	41.79%	44.14%	40.43%	44.11%
Risk free interest rate	1.87%	0.94%	1.77%	0.94%
Expected term of options (in years)	4.4	4.3	4.1	4.3
Dividend yield	None	None	None	None

	Six Months Ended
	July 1, 2017	July 2, 2016
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.74	$1.54
Expected volatility	40.66%	39.33%
Risk free interest rate	1.14%	0.76%
Expected term of purchase rights (in years)	0.74	1.93
Dividend yield	None	None

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2016	949,455	$4.64
Granted	334,221	$11.45
Vested	(499,527)	$4.46
Cancelled and forfeited	(4,249)	$6.72

Non-vested RSUs at July 1, 2017	779,900	$7.66

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

In fiscal 2016, the annual bonus for certain participants in the Company’s annual incentive plan was settled with RSUs with one-year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at July 2, 2016, which amounts were less than the target bonus amounts for each participant. The bonus accrual was classified as a liability until the number of shares is determined on the date the awards were granted, at which time the Company classified the awards into equity. In February 2017, the annual 2016 bonus for certain participants was settled with RSUs with one-year vesting. 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted average grant date fair value of

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$9.63 per share. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one-year vesting. 34 participants were granted stock awards to receive an aggregate of 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. The Company recorded equity-based compensation expense related to the annual incentive plans of $102,000 for the six months ended July 1, 2017. The Company recorded equity-based compensation expense related to the annual incentive plan of $129,000 and $243,000, respectively, for the three and six months ended July 2, 2016.

5. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of July 1, 2017, are as follows.

	July 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Thin-film Equipment	$7,172	$(5,505)	$1,667
Photonics	1,215	(1,051)	164

	$8,387	$(6,556)	$1,831

Total amortization expense of finite-lived intangibles for the three and six months ended July 1, 2017 was $213,000 and $427,000.

As of July 1, 2017, future amortization expense is expected to be as follows.

(In thousands)
2017	$328
2018	615
2019	615
2020	273

$1,831

6. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on July 1, 2017 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of July 1, 2017, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended July 1, 2017 and July 2, 2016:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Opening balance	$837	$906	$759	$890
Changes in fair value	22	(158)	102	(142)
Cash payments made	—	—	(2)	—

Closing balance	$859	$748	$859	$748

The following table displays the balance sheet classification of the contingent consideration liability account at July 1, 2017 and at December 31, 2016:

	July 1, 2017	December 31, 2016

	(In thousands)
Other accrued liabilities	$208	$329
Other long-term liabilities	651	430

Total acquisition-related contingent consideration	$859	$759

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of July 1, 2017. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at July 1, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$859	Discounted cash flow	Weighted average cost of capital	15.3%
			Probability weighting of achieving revenue forecasts	10.0% - 80.0% (31.9%)

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Opening balance	$1,106	$776	$1,007	$982
Expenditures incurred under warranties	(138)	(106)	(280)	(303)
Accruals for product warranties issued during the reporting period	256	61	506	174
Adjustments to previously existing warranty accruals	(4)	(139)	(13)	(261)

Closing balance	$1,220	$592	$1,220	$592

The following table displays the balance sheet classification of the warranty provision account at July 1, 2017 and at December 31, 2016:

	July1, 2017	December 31, 2016

	(In thousands)
Other accrued liabilities	$1,014	$829
Other long-term liabilities	206	178

Total warranty provision	$1,220	$1,007

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

Letters of Credit

As of July 1, 2017, we had letters of credit and bank guarantees outstanding totaling $1.4 million, including a standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 1, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$11,730	$—	$—	$11,730
Money market funds	6,097	—	—	6,097
Municipal bonds	999	—	—	999
U.S. treasury and agency securities	749	—	—	749

Total cash and cash equivalents	$19,575	$—	$—	$19,575
Short-term investments:
Certificates of deposit	$2,500	$—	$—	$2,500
Commercial paper	1,494	—	—	1,494
Corporate bonds and medium-term notes	6,200	—	5	6,195
Municipal bonds	510	—	1	509
U.S. treasury and agency securities	3,519	—	—	3,519

Total short-term investments	$14,223	$—	$6	$14,217
Long-term investments:
Corporate bonds and medium-term notes	$4,486	$—	$8	$4,478
Municipal bonds	500	—	3	497
U.S. treasury and agency securities	2,595	—	2	2,593

Total long-term investments	$7,581	$—	$13	$7,568

Total cash, cash equivalents, and investments	$41,379	$—	$19	$41,360

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$18,726	$—	$—	$18,726
Money market funds	8,317	—	—	8,317

Total cash and cash equivalents	$27,043	$—	$—	$27,043
Short-term investments:
Commercial paper	$1,992	$—	$1	$1,991
Corporate bonds and medium-term notes	8,586	—	6	8,580
Municipal bonds	600	—	—	600
U.S. treasury and agency securities	6,432	—	1	6,431

Total short-term investments	$17,610	$—	$8	$17,602
Long-term investments:
Corporate bonds and medium-term notes	$2,510	$—	$11	$2,499
Municipal bonds	500	—	4	496
U.S. treasury and agency securities	597	1	—	598

Total long-term investments	$3,607	$1	$15	$3,593

Total cash, cash equivalents, and investments	$48,260	$1	$23	$48,238

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at July 1, 2017 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$22,068	$22,062
Due after one through two years	7,581	7,568

	$29,649	$29,630

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 1, 2017.

	July 1, 2017
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$8,972	$13	$—	$—
Municipal bonds	2,006	4	—	—
U.S. treasury and agency securities	4,118	2	—	—

	$15,096	$19	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of July 1, 2017.

	Fair Value Measurements
	at July 1, 2017
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$6,097	$6,097	$—
U.S. treasury and agency securities	6,861	4,835	2,026
Certificates of deposit	2,500	—	2,500
Commercial paper	1,494	—	1,494
Corporate bonds and medium-term notes	10,673	—	10,673
Municipal bonds	2,005	—	2,005

Total recurring fair value measurements	$29,630	$10,932	$18,698

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. Derivative Instruments

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other income (expense), net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have original maturities of approximately 30 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	July 1, 2017	December 31, 2016	July 1, 2017		December 31, 2016
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,000	$1,146	(a)	$5	(a)	$8

Total Hedges	$1,000	$1,146		$5		$8

(a)	Other accrued liabilities

11. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At July 1, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three and six months ended July 1, 2017 and July 2, 2016, respectively.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended July 1, 2017 and July 2, 2016, are as follows.

	Three Months Ended			Six Months Ended
	July 1, 2017
	Foreign currency	Unrealized holding losses on available- for-sale investments	Total	Foreign currency	Unrealized holding losses on available- for-sale investments	Total
	(In thousands)
Beginning balance	$377	$(18)	$359	$343	$(22)	$321
Other comprehensive income (loss) before reclassification	41	(1)	40	75	3	78
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	41	(1)	40	75	3	78

Ending balance	$418	$(19)	$399	$418	$(19)	$399

	Three Months Ended			Six Months Ended
	July 2, 2016
	Foreign currency	Unrealized holding gains on available- for-sale investments	Total	Foreign currency	Unrealized holding gains on available- for-sale investments	Total
	(In thousands)
Beginning balance	$519	$4	$523	$452	$(40)	$412
Other comprehensive income (loss) before reclassification	(45)	13	(32)	22	57	79
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(45)	13	(32)	22	57	79

Ending balance	$474	$17	$491	$474	$17	$491

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands, except per share amounts)
Net income (loss)	$1,100	$(3,490)	$2,929	$(9,795)

Weighted-average shares—basic	21,495	20,691	21,356	20,621
Effect of dilutive potential common shares	1,714	—	1,643	—

Weighted-average shares—diluted	23,209	20,691	22,999	20,621

Net income (loss) per share—basic	$0.05	$(0.17)	$0.14	$(0.48)

Net income (loss) per share—diluted	$0.05	$(0.17)	$0.13	$(0.48)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Stock options to purchase common stock	398	2,764	542	2,764
RSUs	—	968	—	968
Employee stock purchase plan	—	180	—	180

13. Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 1, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Information for each reportable segment for the three and six months ended July 1, 2017 and July 2, 2016 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Thin-film Equipment	$22,426	$6,088	$43,910	$11,668
Photonics	8,537	8,830	17,441	16,914

Total segment net revenues	$30,963	$14,918	$61,351	$28,582

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Thin-film Equipment	$1,749	$(3,674)	$3,608	$(9,119)
Photonics	764	1,512	2,228	1,919

Total income (loss) from segment operations	2,513	(2,162)	5,836	(7,200)

Unallocated costs	(1,174)	(1,645)	(2,406)	(2,924)

Income (loss) from operations	1,339	(3,807)	3,430	(10,124)
Interest income and other income (expense), net	127	87	237	125

Income (loss) before income taxes	$1,466	$(3,720)	$3,667	$(9,999)

Total assets for each reportable segment as of July 1, 2017 and December 31, 2016 are as follows:

Assets

	July 1, 2017	December 31, 2016
	(In thousands)
Thin-film Equipment	$51,100	$39,503
Photonics	15,711	16,071

Total segment assets	66,811	55,574

Cash, cash equivalents and investments	41,360	48,238
Restricted cash	1,400	1,602
Deferred income taxes	4	3
Other current assets	1,230	997
Common property, plant and equipment	1,682	1,039
Other assets	716	871

Consolidated total assets	$113,203	$108,324

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Income Taxes

Intevac recorded income tax provisions of $366,000 and $738,000 for the three and six months ended July 1, 2017, respectively, and income tax benefits of $230,000 and $204,000 for the three and six months ended July 2, 2016, respectively. The income tax provisions for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac did not recognize benefits on the U.S. net operating loss or on the Singapore net operating loss for the three and six month period ended July 2, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $716,000 at July 1, 2017 and $871,000 at December 31, 2016 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing and a thin-film PVD application for PV solar cell manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, and PV cells as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three and six months ended July 1, 2017 and July 2, 2016:

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$30,963	$14,918	$16,045	$61,351	$28,582	$32,769
Gross profit	$11,470	$6,127	$5,343	$24,517	$9,982	$14,535
Gross margin percent	37.0%	41.1%	(4.1) points	40.0%	34.9%	5.1 points
Income (loss) from operations	$1,339	$(3,807)	$5,146	$3,430	$(10,124)	$13,554
Net income (loss)	$1,100	$(3,490)	$4,590	$2,929	$(9,795)	$12,724
Net income (loss) per diluted share	$0.05	$(0.17)	$0.22	$0.13	$(0.48)	$0.61

Net revenues for the second quarter of fiscal 2017 increased compared to the same period in the prior year primarily due to higher equipment sales to HDD and PV manufacturers and to higher Photonics’ product sales offset in part by lower Photonics contract research and development (“R&D”). Thin-film Equipment recognized revenue on one 200 Lean® HDD system, one pilot INTEVAC MATRIX™ solar ion implant system and two ENERGi™ solar ion implant systems in the second quarter of fiscal 2017. Thin-film Equipment did not recognize revenue on any system sales in the second quarter of fiscal 2016. Net income for the second quarter of fiscal 2017 increased compared to the same period in the prior year due to higher revenues, higher gross profit, lower spending on research and development offset in part by higher selling, general and administrative expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability.

Net revenues for the first six months of fiscal 2017 increased compared to the same period in the prior year primarily due to higher equipment sales to HDD, PV and cell phone manufacturers and higher Photonics’ contract R&D, offset in part by lower Photonics product sales. Thin-film Equipment recognized revenue in the first half of fiscal 2017 on two 200 Lean HDD systems, one pilot INTEVAC MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX™ coating systems for DCP. Thin-film Equipment recognized revenue in the first half of fiscal 2016 on one VERTEX system. The net income for the first half of fiscal 2017 increased compared to the same period in the prior year due to higher revenues, higher gross profit, lower spending on research and development offset in part by higher selling, general and administrative expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability and higher legal fees related to patents and contracts.

Given the momentum we have built in our business, we believe that we are currently on the path to profitability in fiscal 2017. In 2017, Intevac expects higher sales of new Thin-film Equipment products for DCP and PV and higher sales of HDD equipment. For fiscal 2017, Intevac expects that Photonics business levels will be at about the same levels as 2016 as Photonics continues to deliver production shipments of the pilot night-vision systems for the Apache helicopter and night-vision camera modules for the F35 Joint Strike Fighter program.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
Thin-film Equipment	$22,426	$6,088	$16,338	$43,910	$11,668	$32,242
Photonics:
Products	7,437	6,995	442	14,376	14,696	(320)
Contract R&D	1,100	1,835	(735)	3,065	2,218	847

	8,537	8,830	(293)	17,441	16,914	527

Total net revenues	$30,963	$14,918	$16,045	$61,351	$28,582	$32,769

Thin-film Equipment revenue for the three and six months ended July 1, 2017 increased over the same periods in the prior year as a result of higher sales of systems, technology upgrades, service and spare parts. Thin-film Equipment revenue for the three months ended July 1, 2017 included revenue recognized for one 200 Lean HDD system, one pilot INTEVAC MATRIX solar ion implant system and two ENERGi solar ion implant systems. Thin-film Equipment did not recognize revenue on any system sales in the second quarter of fiscal 2016. Thin-film Equipment recognized revenue in the first half of fiscal 2017 on two 200 Lean HDD systems, one pilot INTEVAC MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX coating systems for DCP. Thin-film Equipment revenue for the six months ended July 2, 2016 included revenue recognized on one VERTEX coating system.

Photonics revenue for the three month period ended July 1, 2017 decreased slightly from the same period in the prior year as a result of lower contract R&D work, offset in part by higher product sales revenues. Photonics revenue for the six month period ended July 1, 2017 increased from the same period in the prior year as a result of higher contract R&D work, offset in part by lower product sales.

Backlog

	July 1, 2017	December 31, 2016	July 2, 2016
	(In thousands)
Thin-film Equipment	$54,568	$46,283	$49,025
Photonics	14,380	22,244	26,262

Total backlog	$68,948	$68,527	$75,287

Thin-film Equipment backlog at July 1, 2017 included five 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Thin-film Equipment backlog at December 31, 2016 included four 200 Lean HDD systems, four VERTEX systems for DCP, one pilot MATRIX solar ion implant system, and two ENERGi solar ion implant systems. Thin-film Equipment backlog at July 2, 2016 included four 200 Lean HDD systems, three VERTEX systems for DCP, two MATRIX solar systems, and three ENERGi solar ion implant systems.

Revenue by geographic region

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
United States	$10,383	$10,394	$(11)	$19,585	$18,537	$1,048
Asia	20,384	4,194	16,190	41,255	9,489	31,766
Europe	196	330	(134)	511	556	(45)

Total net revenues	$30,963	$14,918	$16,045	$61,351	$28,582	$32,769

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2017 versus 2016 reflected higher Photonics contract R&D work. The increase in sales to the Asia region in 2017 versus 2016 reflected higher system sales. Sales to the Asia region in 2017 included two 200 Lean systems, four VERTEX coating systems for DCP, one pilot MATRIX solar ion implant system and two ENERGi solar ion implant systems versus one VERTEX coating system in 2016. Sales to the Europe region in 2017 and 2016 were not significant.

Gross profit

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$8,618	$2,205	$6,413	$17,873	$2,709	$15,164
% of Thin-film Equipment net revenues	38.4%	36.2%		40.7%	23.2%
Photonics gross profit	$2,852	$3,922	$(1,070)	$6,644	$7,273	$(629)
% of Photonics net revenues	33.4%	44.4%		38.1%	43.0%
Total gross profit	$11,470	$6,127	$5,343	$24,517	$9,982	$14,535
% of net revenues	37.0%	41.1%		40.0%	34.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 38.4% in the three months ended July 1, 2017 compared to 36.2% in the three months ended July 2, 2016 and was 40.7% in the six months ended July 1, 2017 compared to 23.2% in the six months ended July 2, 2016. The improvement in gross margin for the three and six months ended July 1, 2017 was due primarily to higher revenue and higher factory utilization. Thin-film Equipment gross margin for the three and six months ended July 1, 2017 reflects the lower margin on the pilot MATRIX solar ion implant system offset in part by the release of $2.2 million of previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 33.4% in the three months ended July 1, 2017 compared to 44.4% in the three months ended July 2, 2016 and was 38.1% in the six months ended July 1, 2017 compared to 43.0% in the six months ended July 2, 2016. The decline in gross margin for the three months ended July 1, 2017 was due to lower margins on contract R &D, loss provisions recorded on firm fixed price contracts, higher inventory provisions and higher manufacturing engineering spending. The lower gross margin for the six months ended July 1, 2017 was due to loss provisions recorded on firm fixed price contracts, higher inventory provisions and higher manufacturing engineering spending. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
Research and development expense	$4,418	$4,977	$(559)	$9,100	$10,154	$(1,054)

Research and development spending in Thin-film Equipment during the three and six months ended July 1, 2017 was essentially flat compared to the same periods in the prior year. Thin-film Equipment spending consisted primarily of PV and DCP development. Research and development spending decreased in Photonics during the three and six months ended July 1, 2017 as compared to the same periods in the prior year. Photonics spending during the three and six months ended July 2, 2016 reflected incremental spending on demonstrators developed for evaluation by the U.S. Army and U.S. Navy which were self-funded by Intevac. Research and development expenses do not include costs of $1.1 million and $2.8 million for the three and six months ended July 1, 2017 respectively, or $1.3 million and $2.1 million for the three and six months ended July 2, 2016 respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,713	$4,957	$756	$11,987	$9,952	$2,035

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended July 1, 2017 increased compared to the same periods in the prior year primarily due to higher variable compensation costs as a result of the Company’s return to profitability, increased legal expenses for patent applications and increased spending for strategic consulting.

Interest income and other income (expense), net

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
Interest income and other, income (expense), net	$127	$87	$40	$237	$125	$112

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense, which includes earnout income from a divestiture.

Provision for (benefit from) income taxes

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	Change over prior period	July 1, 2017	July 2, 2016	Change over prior period
	(In thousands)
Provision for (benefit from) income taxes	$366	$(230)	$596	$738	$(204)	$942

Intevac recorded income tax provisions of $366,000 and $738,000 for the three and six months ended July 1, 2017, and income tax benefits of $230,000 and $204,000 for the three and six months ended July 2, 2016, respectively. The income tax provisions for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac did not recognize benefits on the U.S. net operating loss and on the Singapore net operating loss for the three and six month period ended July 2, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At July 1, 2017, Intevac had $41.4 million in cash, cash equivalents, and investments compared to $48.2 million at December 31, 2016. During the first six months of 2017, cash, cash equivalents and investments decreased by $6.9 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	July 1, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$19,575	$27,043
Short-term investments	14,217	17,602
Long-term investments	7,568	3,593

Total cash, cash equivalents and investments	$41,360	$48,238

Operating activities used cash of $4.0 million during the first six months of 2017 and used cash of $4.3 million during the first six months of 2016. The improvement in operating cash flows was due primarily to higher net income as a result of the return to profitability, offset in part by additional investments in working capital during the first six months of 2017.

Accounts receivable totaled $26.6 million at July 1, 2017 compared to $17.4 million at December 31, 2016 primarily as a result of billings for second quarter revenue and customer advances. At July 1, 2017, customer advances for products that had not been shipped to customers and included in accounts receivable were $5.2 million. Net inventories totaled $26.8 million at July 1, 2017 compared to $24.9 million at December 31, 2016. The increase was due primarily to higher levels of production inventories for planned 2017 shipments, offset in part by recognition of previously deferred revenue on four VERTEX systems and two Energi systems that were undergoing installation and acceptance testing and included in finished goods at December 31, 2016. Accounts payable totaled $9.5 million at July 1, 2017 compared to $5.3 million at December 31, 2016. The increase was due primarily to increased materials purchases to support planned shipments. Accrued payroll and related liabilities increased to $6.0 million at July 1, 2017 compared to $4.2 million at December 31, 2016 due primarily to higher accruals for 2017 bonuses and profit sharing due to the return to profitability, offset in part by the settlement of 2016 bonuses. Other accrued liabilities decreased to $3.0 million at July 1, 2017 compared to $17.0 million at December 31, 2016 due primarily to the recognition of previously deferred revenue. Customer advances increased from $5.4 million at December 31, 2016 to $13.2 million at July 1, 2017, primarily due to the receipt of new customer orders.

Investing activities used cash of $3.0 million during the first six months of 2017. Purchases of investments net of proceeds from sales totaled $641,000. Capital expenditures for the six months ended July 1, 2017 were $2.6 million.

Financing activities used cash of $535,000 in the first six months of 2017. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.5 million. Tax payments related to the net share settlement of restricted stock units were $2.0 million.

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

As of July 1, 2017, approximately $5.6 million of cash and cash equivalents and $2.5 million of short-term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $4.0 million in capital expenditures during the remainder of 2017.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.4 million as of July 1, 2017. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2016 Form 10-K. Beginning January 1, 2017, Intevac accounts for forfeitures on stock-based compensation as they occur, rather than estimate expected forfeitures. Except for the change in accounting policy for the timing of recognition of forfeitures, management believes that there have been no significant changes during the six months ended July 1, 2017 to the items identified as critical accounting policies in Intevac’s 2016 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at July 1, 2017.

	2017	2018	2019	Total	Fair Value
		(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$6,097	$—	$—	$6,097	$6,097
Weighted-average rate	0.86%	—	—
Fixed rate amounts	$1,748	—	—	$1,748	$1,748
Weighted-average rate	0.32%	—	—
Short-term investments
Fixed rate amounts	$9,196	$5,027	$—	$14,223	$14,217
Weighted-average rate	1.27%	1.34%	—
Long-term investments
Fixed rate amounts	$—	$2,603	$4,978	$7,581	$7,568
Weighted-average rate	—	1.46%	1.88%
Total investment portfolio	$17,041	$7,630	$4,978	$29,649	$29,630

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $1.0 million at July 1, 2017 and $1.1 million at December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended July 1, 2017, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2017.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased modestly in 2016 as a customer upgraded the technology level of its manufacturing capacity. 2017 sales of systems for magnetic disk production are expected to be higher than 2016 levels.

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

In recent years the photovoltaic (solar) market has undergone a downturn, which is likely to impact our sales of PV equipment. The solar industry from time to time experiences periods of structural imbalance between supply and demand. And such periods put intense pressure on our customers’ pricing. The solar industry is currently in such a period. Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. During any such period, solar module manufacturers may reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales and may do so for a sustained period of time. As a result, our customers may be unable to sell their solar modules or systems at attractive prices or for a profit during a period of excess supply of solar modules, which would adversely affect their results of operations and their ability to make capital investments such as purchasing our products.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At July 1, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended July 1, 2017.

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

INTEVAC, INC.

Date: August 1, 2017	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2017	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)