Form 10-Q
period 2017-09-30
INTEVAC INC
filed 2017-10-31
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 31, 2017, 21,789,007 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,197	$27,043
Short-term investments	18,037	17,602
Trade and other accounts receivable, net of allowances of $0 at both September 30, 2017 and at December 31, 2016	22,311	17,447
Inventories	32,581	24,876
Prepaid expenses and other current assets	2,825	1,768

Total current assets	94,951	88,736
Property, plant and equipment, net	12,509	11,237
Long-term investments	6,165	3,593
Restricted cash	1,400	1,602
Intangible assets, net of amortization of $6,725 at September 30, 2017 and $6,129 at December 31, 2016	1,662	2,258
Deferred income taxes and other long-term assets	745	898

Total assets	$117,432	$108,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,036	$5,323
Accrued payroll and related liabilities	5,781	4,220
Other accrued liabilities	7,856	17,011
Customer advances	12,347	5,422

Total current liabilities	33,020	31,976
Other long-term liabilities	2,994	3,082
Stockholders’ equity:
Common stock, $0.001 par value	22	21
Additional paid-in capital	176,282	171,314
Treasury stock, 4,845 shares at both September 30, 2017 and December 31, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	443	321
Accumulated deficit	(66,840)	(69,901)

Total stockholders’ equity	81,418	73,266

Total liabilities and stockholders’ equity	$117,432	$108,324

Note: Amounts as of December 31, 2016 are derived from the December 31, 2016 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$24,537	$20,961	$82,822	$47,326
Technology development	2,189	1,598	5,255	3,816

Total net revenues	26,726	22,559	88,077	51,142
Cost of net revenues:
Systems and components	13,402	13,025	47,419	29,490
Technology development	2,026	1,019	4,842	3,155

Total cost of net revenues	15,428	14,044	52,261	32,645

Gross profit	11,298	8,515	35,816	18,497
Operating expenses:
Research and development	4,535	4,067	13,635	14,220
Selling, general and administrative	5,495	4,772	17,482	14,724

Total operating expenses	10,030	8,839	31,117	28,944

Income (loss) from operations	1,268	(324)	4,699	(10,447)
Interest income and other income (expense), net	28	60	265	184

Income (loss) before income taxes	1,296	(264)	4,964	(10,263)
Provision for income taxes	66	217	805	13

Net income (loss)	$1,230	$(481)	$4,159	$(10,276)

Net income (loss) per share:
Basic	$0.06	$(0.02)	$0.19	$(0.50)
Diluted	$0.05	$(0.02)	$0.18	$(0.50)
Weighted average common shares outstanding:
Basic	21,714	20,869	21,475	20,704
Diluted	22,970	20,869	22,989	20,704

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Unaudited)
	(In thousands)
Net income (loss)	$1,230	$(481)	$4,159	$(10,276)

Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	5	(16)	8	41
Foreign currency translation gains (losses)	39	(17)	114	5

Other comprehensive income (loss), before tax	44	(33)	122	46
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	44	(33)	122	46

Comprehensive income (loss)	$1,274	$(514)	$4,281	$(10,230)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2017	October 1, 2016
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$4,159	$(10,276)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,877	3,744
Net amortization of investment premiums and discounts	53	96
Equity-based compensation	3,012	2,896
Change in the fair value of acquisition-related contingent consideration	(181)	(90)
Deferred income taxes	(1)	9
Gain on disposal of equipment	—	(8)
Changes in operating assets and liabilities	(11,658)	577

Total adjustments	(5,898)	7,224

Net cash and cash equivalents used in operating activities	(1,739)	(3,052)
Investing activities
Purchases of investments	(21,968)	(10,433)
Proceeds from sales and maturities of investments	18,916	22,180
Proceeds from sale of equipment	—	8
Purchases of leasehold improvements and equipment	(3,553)	(2,535)
Decrease (increase) in restricted cash	202	(178)

Net cash and cash equivalents (used in) provided by investing activities	(6,403)	9,042
Financing activities
Net proceeds from issuance of common stock	2,344	1,482
Taxes paid related to net share settlement	(1,988)	(403)
Payment of acquisition-related contingent consideration	(174)	—

Net cash and cash equivalents provided by financing activities	182	1,079
Effect of exchange rate changes on cash	114	8

Net increase (decrease) in cash and cash equivalents	(7,846)	7,077
Cash and cash equivalents at beginning of period	27,043	13,746

Cash and cash equivalents at end of period	$19,197	$20,823

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac, Inc. and its subsidiaries (“Intevac” or the “Company”) included herein have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). Intevac’s results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$16,385	$10,290
Work-in-progress	12,452	6,470
Finished goods	3,744	8,116

	$32,581	$24,876

Finished goods inventory consists primarily of completed systems that are undergoing installation and acceptance testing.

4.	Equity-Based Compensation

At September 30, 2017, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 30, 2017 and October 1, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Equity-based compensation by type of award:
Stock options	$350	$211	$808	$696
RSUs	731	543	1,943	1,657
ESPP awards	67	151	261	543

Total equity-based compensation	$1,148	$905	$3,012	$2,896

Equity-based compensation expense is based on awards ultimately expected to vest and such amount has been historically reduced for estimated forfeitures. Beginning January 1, 2017, Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million increase to the accumulated deficit as of January 1, 2017.

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

Option activity as of September 30, 2017 and changes during the nine months ended September 30, 2017 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	2,740,364	$7.00
Options granted	413,075	$12.33
Options cancelled and forfeited	(61,753)	$12.07
Options exercised	(115,273)	$6.88

Options outstanding at September 30, 2017	2,976,413	$7.64

Options exercisable at September 30, 2017	2,127,940	$7.16

Intevac issued 405,659 shares under the ESPP during the nine months ended September 30, 2017.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock Options:
Weighted-average fair value of grants per share	$3.89	$1.90	$4.54	$1.75
Expected volatility	42.10%	40.53%	40.54%	44.00%
Risk free interest rate	1.84%	0.97%	1.77%	0.94%
Expected term of options (in years)	4.08	3.96	4.10	4.29
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.76	$1.69	$2.75	$1.55
Expected volatility	48.59%	37.51%	43.51%	39.22%
Risk free interest rate	1.36%	0.63%	1.22%	0.75%
Expected term of purchase rights (in years)	0.50	1.00	0.65	1.87
Dividend yield	None	None	None	None

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The computation of the expected volatility assumptions used in the Black-Scholes calculations for new stock option grants and employee stock purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the stock option grant or purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity-based awards and vesting schedules. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2016	949,455	$4.64
Granted	363,846	$11.44
Vested	(500,621)	$4.46
Cancelled and forfeited	(14,292)	$7.97

Non-vested RSUs at September 30, 2017	798,388	$7.79

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In fiscal 2016, the annual bonus for certain participants in the Company’s annual incentive plan was settled with RSUs with one year vesting. The Company accrued for the payment of bonuses at the expected company-wide payout percentage amount at October 1, 2016, which amounts were less than the target bonus amounts for each participant. The bonus accrual was classified as a liability until the number of shares was determined on the date the awards were granted, at which time the Company classified the awards into equity. In February 2017, the annual 2016 bonus for certain participants was settled with RSUs with one-year vesting. 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted average grant date fair value of $9.63 per share. In February 2016, the annual 2015 bonus for certain participants was settled with RSUs with one year vesting. 34 participants were granted stock awards to receive an aggregate of 266,000 shares of common stock with a weighted average grant date fair value of $4.40 per share. The Company recorded equity-based compensation expense related to the annual incentive plans of $102,000 for the nine months ended September 30, 2017. The Company recorded equity-based compensation expense related to the annual incentive plan of $120,000 and $364,000, respectively, for the three and nine months ended October 1, 2016.

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of September 30, 2017 are as follows.

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Equipment	$7,172	$(5,648)	$1,524
Photonics	1,215	(1,077)	138

	$8,387	$(6,725)	$1,662

Total amortization expense of finite-lived intangibles for the three and nine months ended September 30, 2017 was $169,000 and $596,000, respectively.

As of September 30, 2017, future amortization expense is expected to be as follows.

(In thousands)
2017	$159
2018	615
2019	615
2020	273

$1,662

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on September 30, 2017 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in income (loss) from operations within the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended September 30, 2017 and October 1, 2016:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Opening balance	$859	$748	$759	$890
Changes in fair value	(283)	52	(181)	(90)
Cash payments made	(172)	—	(174)	—

Closing balance	$404	$800	$404	$800

The following table displays the balance sheet classification of the contingent consideration liability account at September 30, 2017 and at December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Other accrued liabilities	$36	$329
Other long-term liabilities	368	430

Total acquisition-related contingent consideration	$404	$759

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the continent consideration liability as of September 30, 2017. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$404	Discounted cash flow	Weighted average cost of capital Probability weighting of achieving revenue forecasts	11.9% 10.0% - 80.0% (30.0%)

7.	Warranty

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Opening balance	$1,220	$592	$1,007	$982
Expenditures incurred under warranties	(360)	(80)	(640)	(384)
Accruals for product warranties issued during the reporting period	169	320	675	494
Adjustments to previously existing warranty accruals	106	(110)	93	(370)

Closing balance	$1,135	$722	$1,135	$722

The following table displays the balance sheet classification of the warranty provision account at September 30, 2017 and at December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Other accrued liabilities	$915	$829
Other long-term liabilities	220	178

Total warranty provision	$1,135	$1,007

8.	Guarantees

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

Letters of Credit

As of September 30, 2017, we had letters of credit and bank guarantees outstanding totaling $1.4 million, including a standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 30, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,159	$—	$—	$14,159
Money market funds	5,038	—	—	5,038

Total cash and cash equivalents	$19,197	$—	$—	$19,197
Short-term investments:
Certificates of deposit	$4,498	$1	$1	$4,498
Commercial paper	1,990	—	—	1,990
Corporate bonds and medium-term notes	6,252	1	5	6,248
Municipal bonds	1,004	—	3	1,001
U.S. treasury and agency securities	4,300	—	—	4,300

Total short-term investments	$18,044	$2	$9	$18,037
Long-term investments:
Corporate bonds and medium-term notes	$3,576	$—	$3	$3,573
U.S. treasury and agency securities	2,596	—	4	2,592

Total long-term investments	$6,172	$—	$7	$6,165

Total cash, cash equivalents, and investments	$43,413	$2	$16	$43,399

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$18,726	$—	$—	$18,726
Money market funds	8,317	—	—	8,317

Total cash and cash equivalents	$27,043	$—	$—	$27,043
Short-term investments:
Commercial paper	$1,992	$—	$1	$1,991
Corporate bonds and medium-term notes	8,586	—	6	8,580
Municipal bonds	600	—	—	600
U.S. treasury and agency securities	6,432	—	1	6,431

Total short-term investments	$17,610	$—	$8	$17,602
Long-term investments:
Corporate bonds and medium-term notes	$2,510	$—	$11	$2,499
Municipal bonds	500	—	4	496
U.S. treasury and agency securities	597	1	—	598

Total long-term investments	$3,607	$1	$15	$3,593

Total cash, cash equivalents, and investments	$48,260	$1	$23	$48,238

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at September 30, 2017 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,082	$23,075
Due after one through two years	6,172	6,165

	$29,254	$29,240

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2017.

	September 30, 2017
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$1,249	$1	$—	$—
Corporate bonds and medium-term notes	5,882	7	1,200	1
Municipal bonds	504	1	497	2
U.S. treasury and agency securities	4,118	4	—	—

	$11,753	$13	$1,697	$3

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 30, 2017.

	Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$5,038	$5,038	$—
U.S. treasury and agency securities	6,892	4,865	2,027
Certificates of deposit	4,498	—	4,498
Commercial paper	1,990	—	1,990
Corporate bonds and medium-term notes	9,821	—	9,821
Municipal bonds	1,001	—	1,001

Total recurring fair value measurements	$29,240	$9,903	$19,337

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	September 30 2017	December 31, 2016	September 30, 2017			December 31, 2016
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,418	$1,146	(a	)	$2	(a	)	$8

Total Hedges	$1,418	$1,146			$2			$8

(a)	Other accrued liabilities

11.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At September 30, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three and nine months ended September 30, 2017 and October 1, 2016, respectively.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2017 and October 1, 2016, are as follows.

	Three Months Ended			Nine Months Ended
	September 30, 2017
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$418	$(19)	$399	$343	$(22)	$321
Other comprehensive income before reclassification	39	5	44	114	8	122
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	39	5	44	114	8	122

Ending balance	$457	$(14)	$443	$457	$(14)	$443

	Three Months Ended			Nine Months Ended
	October 1, 2016
	Foreign currency	Unrealized holding gains on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total
	(In thousands)
Beginning balance	$474	$17	$491	$452	$(40)	$412
Other comprehensive income (loss) before reclassification	(17)	(16)	(33)	5	41	46
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(17)	(16)	(33)	5	41	46

Ending balance	$457	$1	$458	$457	$1	$458

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands, except per share amounts)
Net income (loss)	$1,230	$(481)	$4,159	$(10,276)

Weighted-average shares – basic	21,714	20,869	21,475	20,704
Effect of dilutive potential common shares	1,256	—	1,514	—

Weighted-average shares – diluted	22,970	20,869	22,989	20,704

Net income (loss) per share – basic	$0.06	$(0.02)	$0.19	$(0.50)

Net income (loss) per share –diluted	$0.05	$(0.02)	$0.18	$(0.50)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Stock options to purchase common stock	826	2,743	834	2,743
RSUs	—	955	—	955
Employee stock purchase plan	—	82	—	82

13.	Segment Reporting

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and nine months ended September 30, 2017 and October 1, 2016 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Thin-film Equipment	$17,177	$14,272	$61,087	$25,941
Photonics	9,549	8,287	26,990	25,201

Total segment net revenues	$26,726	$22,559	$88,077	$51,142

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Thin-film Equipment	$1,213	$(998)	$4,821	$(10,117)
Photonics	1,417	1,737	3,646	3,656

Total segment operating income (loss)	2,630	739	8,467	(6,461)

Unallocated costs	(1,362)	(1,063)	(3,768)	(3,986)

Income (loss) from operations	1,268	(324)	4,699	(10,447)
Interest income and other income (expense), net	28	60	265	184

Income (loss) before income taxes	$1,296	$(264)	$4,964	$(10,263)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of September 30, 2017 and December 31, 2016 are as follows:

Assets

	September 30, 2017	December 31, 2016
	(In thousands)
Thin-film Equipment	$52,620	$39,503
Photonics	16,563	16,071

Total segment assets	69,183	55,574

Cash, cash equivalents and investments	43,399	48,238
Restricted cash	1,400	1,602
Deferred income taxes	4	3
Other current assets	1,024	997
Common property, plant and equipment	1,698	1,039
Other assets	724	871

Consolidated total assets	$117,432	$108,324

14.	Income Taxes

Intevac recorded income tax provisions of $66,000 and $805,000 for the three and nine months ended September 30, 2017, respectively, and $217,000 and $13,000 for the three and nine months ended October 1, 2016, respectively. The income tax provision for the nine months ended September 30, 2017 includes $506,000 for withholding taxes on royalties payable to the United States from Intevac’s Singapore subsidiary and $200,000 for audit considerations in foreign jurisdictions, both recorded as discrete items. The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss for the three and nine month period ended September 30, 2017 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize benefits on the U.S. net operating loss or on the Singapore net operating loss for the three and nine month period ended October 1, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $724,000 at September 30, 2017 and $871,000 at December 31, 2016 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

The following table presents certain significant measurements for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$26,726	$22,559	$4,167	$88,077	$51,142	$36,935
Gross profit	$11,298	$8,515	$2,783	$35,816	$18,497	$17,319
Gross margin percent	42.3%	37.7%	4.6 points	40.7%	36.2%	4.5 points
Income (loss) from operations	$1,268	$(324)	$1,592	$4,699	$(10,447)	$15,146
Net income (loss)	$1,230	$(481)	$1,711	$4,159	$(10,276)	$14,435
Net income (loss) per diluted share	$0.05	$(0.02)	$0.07	$0.18	$(0.50)	$0.68

Net revenues for the third quarter of fiscal 2017 increased compared to the same period in the prior year primarily due to higher technology upgrade and spare parts sales to HDD manufacturers and to higher Photonics product sales and higher Photonics contract research and development (“R&D”). Thin-film Equipment recognized revenue on two 200 Lean® HDD systems in both the third quarter of fiscal 2017 and third quarter of fiscal 2016. Thin-film Equipment also recognized revenue on one pilot ENERGi™ solar ion implant system in the third quarter of fiscal 2016. Net income for the third quarter of fiscal 2017 increased compared to the same period in the prior year due to higher revenues and higher gross profit offset in part by higher spending on research and development and higher selling, general and administrative expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability.

Net revenues for the first nine months of fiscal 2017 increased compared to the same period in the prior year primarily due to higher equipment sales to HDD, PV and cell phone manufacturers, higher Photonics contract R&D and by higher Photonics product sales. Thin-film Equipment recognized revenue in the first nine months of fiscal 2017 on four 200 Lean HDD systems, one pilot INTEVAC MATRIX™ solar ion implant system, two ENERGi solar ion implant systems and four INTEVAC VERTEX™ coating systems for DCP. Thin-film Equipment recognized revenue in the first nine months of fiscal 2016 on two 200 Lean HDD systems, one pilot ENERGi solar ion implant system and one VERTEX system. The net income for the first nine months of fiscal 2017 increased compared to the same period in the prior year due to higher revenues, higher gross profit, and lower spending on research and development offset in part by higher selling, general and administrative expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability and higher legal fees related to patents and contracts.

Given the momentum we have built in our business, we believe that we are currently on the path to profitability in fiscal 2017. Intevac expects higher sales of new Thin-film Equipment products for DCP and PV and higher sales of HDD equipment. For fiscal 2017, Intevac expects that Photonics business levels will be at about the same levels as 2016 as Photonics continues to deliver production shipments of the pilot night-vision systems for the Apache helicopter and night-vision camera modules for the F35 Joint Strike Fighter program. Deliveries under the current multi-year Apache arrangement are expected to be completed in the fourth quarter of 2017.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber™,” “EBAPS®,” “ENERGi™,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX™,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX™”.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
Thin-film Equipment	$17,177	$14,272	$2,905	$61,087	$25,941	$35,146
Photonics:
Products	$7,360	$6,689	$671	$21,735	$21,385	$350
Contract R&D	2,189	1,598	591	5,255	3,816	1,439

	9,549	8,287	1,262	26,990	25,201	1,789

Total net revenues	$26,726	$22,559	$4,167	$88,077	$51,142	$36,935

Thin-film Equipment revenue for the three months ended September 30, 2017 increased over the same period in the prior year as a result of higher sales of technology upgrades and spare parts. Thin-film Equipment revenue for the three months ended September 30, 2017 included revenue recognized for two 200 Lean HDD systems. Thin-film Equipment revenue for the three months ended October 1, 2016 included two 200 Lean systems and a pilot ENERGi solar ion implant tool. Thin-film Equipment revenue for the nine months ended September 30, 2017 increased over the same period in the prior year as a result of higher sales of systems, technology upgrades, service and spare parts. Thin-film Equipment recognized revenue in the first nine months of fiscal 2017 on four 200 Lean HDD systems, one pilot MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX coating systems for DCP. Thin-film Equipment recognized revenue in the first nine months of fiscal 2016 on two 200 Lean HDD systems, one pilot ENERGi solar ion implant system and one VERTEX system.

Photonics revenue for the three and nine month periods ended September 30, 2017 increased from the same periods in the prior year as a result of higher product sales revenues and by increased contract R&D work.

Backlog

	September 30, 2017	December 31, 2016	October 1, 2016
	(In thousands)
Thin-film Equipment	$59,375	$46,283	$49,234
Photonics	13,457	22,244	23,703

Total backlog	$72,832	$68,527	$72,937

Thin-film Equipment backlog at September 30, 2017 included five 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Thin-film Equipment backlog at December 31, 2016 included four 200 Lean HDD systems, four VERTEX systems for DCP, one pilot MATRIX solar ion implant system, and two ENERGi solar ion implant systems. Thin-film Equipment backlog at October 1, 2016 included four 200 Lean HDD systems, one MATRIX solar PVD system, three VERTEX systems for DCP, one pilot MATRIX solar ion implant system, and two ENERGi solar ion implant systems.

Revenue by geographic region

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
United States	$10,294	$9,066	$1,228	$29,879	$27,603	$2,276
Asia	15,807	13,311	2,496	57,062	22,801	34,261
Europe	94	182	(88)	605	738	(133)
Rest of World	531	—	531	531	—	531

Total net revenues	$26,726	$22,559	$4,167	$88,077	$51,142	$36,935

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2017 versus 2016 reflected higher Photonics contract R&D work and higher Photonics product sales. The increase in sales to the Asia region in 2017 versus 2016 reflected higher system sales. Sales to the Asia region in 2017 included four 200 Lean HDD systems, four VERTEX coating systems for DCP, one pilot MATRIX solar ion implant system and two ENERGi solar ion implant systems versus two 200 Lean HDD systems, one pilot ENERGi solar ion implant tool one and VERTEX coating system in 2016. Sales to the Europe region in 2017 and 2016 were not significant. Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program, which is funded by the U.S. government and several foreign nation coalition partners.

Gross profit

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands, except percentages)
Thin-film Equipment gross profit	$7,812	$4,628	$3,184	$25,686	$7,337	$18,349
% of Thin-film Equipment net revenues	45.5%	32.4%		42.0%	28.3%
Photonics gross profit	$3,486	$3,887	$(401)	$10,130	$11,160	$(1,030)
% of Photonics net revenues	36.5%	46.9%		37.5%	44.3%
Total gross profit	$11,298	$8,515	$2,783	$35,816	$18,497	$17,319
% of net revenues	42.3%	37.7%		40.7%	36.2%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 45.5% in the three months ended September 30, 2017 compared to 32.4% in the three months ended October 1, 2016 and was 42.0% in the nine months ended September 30, 2017 compared to 28.3% in the nine months ended October 1, 2016. The improvement in gross margin for the three and nine months ended September 30, 2017 was due primarily to higher revenue, increased shipments of higher-margin upgrades and higher factory utilization. Thin-film Equipment gross margin for the nine months ended September 30, 2017 reflects the release of $2.2 million on previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems, offset in part by the lower margin on the pilot MATRIX solar ion implant system. Gross margin for the three and nine months ended October 1, 2016 reflected the lower margin on a pilot ENERGi solar implant tool sold to an R&D facility. Gross margins in the Thin-film Equipment business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 36.5% in the three months ended September 30, 2017 compared to 46.9% in the three months ended October 1, 2016 and was 37.5% in the nine months ended September 30, 2017 compared to 44.3% in the nine months ended October 1, 2016. The decline in gross margin for the three months ended September 30, 2017 was due to lower margins on contract R&D, higher inventory provisions and higher manufacturing engineering spending. The lower gross margin for the nine months ended September 30, 2017 was due to loss provisions recorded on firm fixed price contracts, higher inventory provisions and higher manufacturing engineering spending. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
Research and development expense	$4,535	$4,067	$468	$13,635	$14,220	$(585)

Research and development spending in Thin-film Equipment during the three and nine months ended September 30, 2017 increased compared to the same periods in the prior year. Thin-film Equipment spending consisted primarily of PV and DCP development. Research and development spending decreased in Photonics during the three and nine months ended September 30, 2017 as compared to the same periods in the prior year. Photonics spending during the three and nine months ended October 1, 2016 reflected incremental spending on demonstrators developed for evaluation by the U.S. Army and U.S. Navy which were self-funded by Intevac. Research and development expenses do not include costs of $2.0 million and $4.8 million for the three and nine months ended September 30, 2017 respectively, or $1.0 million and $3.2 million for the three and nine months ended October 1, 2016 respectively, which are related to customer-funded contract R&D programs at Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,495	$4,772	$723	$17,482	$14,724	$2,758

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and nine months ended September 30, 2017 increased compared to the same periods in the prior year primarily due to higher variable compensation costs as a result of the Company’s return to profitability, increased legal expenses for patent applications and increased spending for strategic consulting. Selling, general and administrative expense for the three months ended September 30, 2017 is net of a benefit of $283,000 compared to a charge of $52,000 for the three months ended October 1, 2016 associated with changes in the fair value of the contingent consideration related to a revenue earnout obligation. Selling, general and administrative expense for the nine months ended September 30, 2017 is net of a benefit of $181,000 compared to a benefit of $90,000 for the nine months ended October 1, 2016 associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation.

Interest income and other income (expense), net

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$28	$60	$(32)	$265	$184	$81

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for income taxes

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	Change over prior period	September 30, 2017	October 1, 2016	Change over prior period
	(In thousands)
Provision for income taxes	$66	$217	$(151)	$805	$13	$792

Intevac recorded income tax provisions of $66,000 and $805,000 for the three and nine months ended September 30, 2017, respectively, and $217,000 and $13,000 for the three and nine months ended October 1, 2016, respectively. The income tax provision for the nine months ended September 30, 2017 includes $506,000 for withholding taxes on royalties payable to the United States from Intevac’s Singapore subsidiary and $200,000 for audit considerations in foreign jurisdictions, both recorded as discrete items. The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. Intevac did not recognize benefits on the U.S. net operating loss for the three and nine month period ended September 30, 2017 due to having full valuation allowances on the U.S. deferred tax assets. Intevac did not recognize benefits on the U.S. net operating loss or on the Singapore net operating loss for the three and nine month period ended October 1, 2016 due to having full valuation allowances on the U.S. deferred tax assets and on the Singapore deferred tax assets. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At September 30, 2017, Intevac had $43.4 million in cash, cash equivalents, and investments compared to $48.2 million at December 31, 2016. During the first nine months of 2017, cash, cash equivalents and investments decreased by $4.8 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$19,197	$27,043
Short-term investments	18,037	17,602
Long-term investments	6,165	3,593

Total cash, cash equivalents and investments	$43,399	$48,238

Operating activities used cash of $1.7 million during the first nine months of 2017 and used cash of $3.1 million during the first nine months of 2016. The improvement in operating cash flows was due primarily to higher net income as a result of the return to profitability, offset in part by additional investments in working capital during the first nine months of 2017.

Accounts receivable totaled $22.3 million at September 30, 2017 compared to $17.4 million at December 31, 2016 primarily as a result of billings for third quarter revenue and customer advances. At September 30, 2017, customer advances for products that had not been shipped to customers and included in accounts receivable were $4.0 million. Net inventories totaled $32.6 million at September 30, 2017 compared to $24.9 million at December 31, 2016. The increase was due primarily to three Energi systems that were undergoing installation and acceptance testing and included in finished goods at September 30, 2017 and higher levels of production inventories for planned 2017 and 2018 shipments, offset in part by recognition of previously deferred revenue on four VERTEX systems and two Energi systems that were undergoing installation and acceptance testing and included in finished goods at December 31, 2016. Accounts payable totaled $7.0 million at September 30, 2017 compared to $5.3 million at December 31, 2016. The increase was due primarily to increased materials purchases to support planned shipments. Accrued payroll and related liabilities increased to $5.8 million at September 30, 2017 compared to $4.2 million at December 31, 2016 due primarily to higher accruals for 2017 bonuses and profit sharing due to the return to profitability, offset in part by the settlement of 2016 bonuses. Other accrued liabilities decreased to $7.9 million at September 30, 2017 compared to $17.0 million at December 31, 2016 due primarily to the recognition of previously deferred revenue. Customer advances increased from $5.4 million at December 31, 2016 to $12.3 million at September 30, 2017, primarily due to the receipt of new customer orders.

Investing activities used cash of $6.4 million during the first nine months of 2017. Purchases of investments net of proceeds from sales totaled $3.1 million. Capital expenditures for the nine months ended September 30, 2017 were $3.6 million.

Financing activities generated cash of $182,000 in the first nine months of 2017. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.3 million. Tax payments related to the net share settlement of restricted stock units were $2.0 million.

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

As of September 30, 2017, approximately $10.9 million of cash and cash equivalents and $3.3 million of short-term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.0 million to $3.0 million in capital expenditures during the remainder of 2017.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.4 million as of September 30, 2017. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For further information about Intevac’s other critical accounting policies, see the discussion of critical accounting policies in Intevac’s 2016 Form 10-K. Beginning January 1, 2017, Intevac accounts for forfeitures on stock-based compensation as they occur, rather than estimate expected forfeitures. Except for the change in accounting policy for the timing of recognition of forfeitures, management believes that there have been no significant changes during the nine months ended September 30, 2017 to the items identified as critical accounting policies in Intevac’s 2016 Form 10-K.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at September 30, 2017.

	2017	2018	2019	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents Variable rate amounts	$5,038	$—	$—	$5,038	$5,038
Weighted-average rate	0.93%	—	—
Short-term investments Fixed rate amounts	$6,247	$11,797	$—	$18,044	$18,037
Weighted-average rate	1.49%	1.37%	—
Long-term investments Fixed rate amounts	$—	$598	$5,574	$6,172	$6,165
Weighted-average rate	—	1.00%	1.87%
Total investment portfolio	$11,285	$12,395	$5,574	$29,254	$29,240

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Company’s foreign currency derivatives was $1.4 million at September 30, 2017 and $1.1 million at December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 30, 2017, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased modestly in 2016 as a customer upgraded the technology level of its manufacturing capacity. 2017 sales of systems for magnetic disk production to date have been higher than 2016 levels, and we anticipate the trend will continue for the remainder of 2017.

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

We have completed a number of acquisitions and dispositions during our operating history. For example, in 2007, we acquired certain assets of DeltaNu, LLC and certain assets of Creative Display Systems, LLC, in 2008 we acquired certain assets of OC Oerlikon Balzers Ltd., in 2010 we acquired the outstanding shares of SIT, in 2012 we completed the sale of certain semiconductor mainframe technology assets and in 2013 we completed the sale of the assets of DeltaNu. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies or achieving the desires outcomes; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At September 30, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended September 30, 2017.

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

INTEVAC, INC.

Date: October 31, 2017	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 31, 2017	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)