Form 10-K
period 2017-12-30
INTEVAC INC
filed 2018-02-14
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

As of June 30, 2017, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $201,615,560 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 14, 2018, 22,059,458 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Intevac’s business consists of two reportable segments:

Thin-film Equipment: Intevac is a leader in the design and development of high-productivity, thin-film processing systems. Our production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as the hard disk drive (“HDD”) media, display cover panel (“DCP”), and solar photovoltaic (“PV”) markets we serve currently.

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

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Microwave Assisted Magnetic Recording (“MAMR”). Initial volume shipments of both HAMR and MAMR-based HDDs are expected to begin in 2019. Intevac believes that leading manufacturers of magnetic media, that are using Intevac systems for the development of these new technologies, will create a significant market opportunity for system upgrades in support of the media evolution required by these new technologies, as they are more widely adopted.

Display Cover Panel (“DCP”) Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.

DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2016, approximately 1.5 billion smartphones, 175 million tablet PCs and 35 million smart watches were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.7 billion units will ship by 2021, representing a CAGR of 3.3% for the 2016 – 2021 time period.

The DCP is typically made of tempered glass, such as soda-lime or aluminosilicate, or other materials such as sapphire. The primary function of the DCP is to provide a clear protective interface to the display it protects. In many cases, the DCP is treated with various coatings to enhance its protective performance as well as for clarity, readability and touch sensitivity.

The types of coatings typically found on DCPs of electronic devices include: Scratch Protection (“SP”) coatings, Anti-Reflection (“AR”) coatings, Anti-Finger (“AF”) and Non-Conductive Vacuum Metallization (“NCVM”) coatings.

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

With the adoption of wireless charging and the upcoming 5G standard of wireless communication, smartphone manufacturers are making a major transition to DCP on the backside of the device. This transition is essential to ensure that the backside cover, which previously used to be metallic, does not interfere with the wireless signals. NCVM coatings are a new type of color film coating, applied for decorative purposes, to the backside DCP. When applied to the exterior, the NCVM coating provides a pleasing aesthetic and gives manufacturers flexibility with color customization. NCVM has a tendency to scratch easily and rub off over time, leading to a poor appearance. To preserve the color film on the backside DCP, manufacturers are reliant on SP coatings for scratch-resistance and a consistent appearance.

Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC™”) utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. The scratch protection benefits with the oDLC coating has demonstrated a greater than 20 times improvement over current standard cover glass under stainless steel ball Taber scratch testing. Furthermore using a Ring-on-Ring (“RoR”) test, cover glass with our oDLC coating provides a greater than 20 percent increase in breakage resistance strength over cover glass without the oDLC coating. Intevac expects that the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC.

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

The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. More than 90 gigawatts of solar capacity were expected to be added globally in 2017, growing 15.2% year-on-year, before leveling off towards sustained growth of 5.6% in 2018. Intevac expects that 2018 will continue to be challenging for the solar industry due to further declines in solar panel pricing.

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

Fan-Out Packaging Market

Intevac is bringing to market capital equipment for fan-out packaging applications, fan-out packaging being a specialized part of the overall semiconductor device packaging market.

Semiconductor device packaging technology in general, and fan-out wafer level packaging (“FOWLP”)/fan-out panel level packaging (“FOPLP”) technology in particular, is being driven by the strong cost advantages these technologies offer over the cost of further implementing continued Moore’s Law progress for 10nm and 7nm semiconductor interconnect (“IC”) process nodes. Generally speaking, fan-out packaging provides for increased Input/Output (“I/O”) density for a given semiconductor device while simultaneously supporting continued progress in shrinking the individual semiconductor devices, resulting in decreased footprint per device and, by extension, decreases in the amount of space integrated circuit content occupies in handheld consumer electronic products, for example in smartphones, wearables, and in Internet of Things (“IoT”) devices.

Fan-out packaging technology consists of a series of operations where known good semiconductor devices from silicon wafers fabricated by an Integrated Device Manufacturer (“IDM”), or by a semiconductor foundry, are singulated and then assembled onto a substrate or temporary carrier, which is then overmolded with epoxy mold compound and cured to create what is known as a reconstituted wafer. The reconstituted wafer then goes through another series of process steps (dielectric deposition, metallization, photolithography), to create a redistributed “fan-out” of the electrical interconnections from the original silicon device area to an expanded area that includes the device (die) surface itself, along with a generous amount of extra surface created from the mold compound area.

A redistribution layer (“RDL”) is the “fanned-out” metal layer on a packaged integrated circuit that makes the I/O pads of the integrated circuit available in other locations. PVD processes are essential to RDL fabrication; in fan-out packaging, our Intevac MATRIX PVD system is used to deposit thin layers of Titanium (“Ti”), Titanium Tungsten (“TiW”), Aluminum (“Al”) and Copper (“Cu”) to form the barrier/seed layer upon which the full RDL is constructed.

Applications driving the adoption of fan-out packaging include, among others:

•	Baseband processors and application processors

•	RF transceivers, switches, etc.

•	Power management integrated circuits (“PMIC”)

•	Radar modules for automotive

•	Audio codec

•	Microcontrollers

Smartphones of the iPhone 8 generation incorporate fan-out packaged components, as do most higher-end automobiles. IoT applications in the future are expected to contribute additional significant volume in fan-out packaged devices.

The significant advantages our INTEVAC MATRIX® PVD system brings to fan-out packaging are a much-reduced cost of ownership over the current PVD process tools of record used for RDL barrier/seed layer applications, and also the flexibility to run round wafers, and square or rectangular substrates, with no changes to the INTEVAC MATRIX PVD system beyond a simple substrate carrier substitution.

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

Product Table

The following table presents a representative list of the Thin-film Equipment products that we offered during fiscal 2017, fiscal 2016 and fiscal 2015.

Thin Film Equipment Products	Applications and Features
Hard Disk Drive Equipment Market

200 Lean® Disk Sputtering System

•  Uses PVD and chemical vapor deposition (“CVD”) technologies.

•  Deposits magnetic films, non-magnetic films and protective carbon-based overcoats.

•  Provides high-throughput for small-substrate processing.

•  Over 150 units installed.

200 Lean Etch and Deposition System	• Uses PVD and etch technologies. • For use in HAMR and patterned media development.

AccuLuber® Disk Lubrication System	• Deposits lubricants onto the hard disk’s surface to improve durability and reduce surface friction. • Lubricates disks while under vacuum. • Eliminates the environmentally hazardous use of solvents.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.
DCP Market

INTEVAC VERTEX® System

•  Utilizes vertical sputtering for multiple film types.

•  Provides high-throughput for small-substrate processing.

•  Uses patented carbon deposition source.

•  Modular design enables expandability.

•  Enables low-temperature processing.

Solar PV Market

INTEVAC MATRIX PVD System

•  Deposits electrical contacts and conductor layers, reflective layers, and transparent conductive oxide layers, all of which are critical to the efficiency of solar cells.

•  Includes patented Linear Scanning Magnetic Array (“LSMA”) magnetron source, with industry-leading target utilization rate of over 65 percent.

•  Provides high-throughput for small-substrate processing.

INTEVAC MATRIX Implant System	• Utilizes the chambers and transport mechanism of the MATRIX platform while using the implant sources from the ENERGi system.

ENERGi® Implant System	• Supports both phosphorus and boron dopant technologies. • Extendable to new advanced solar cell structures.
Fan-Out Packaging Market

INTEVAC MATRIX PVD System

•  Deposits barrier/seed layers for fan-out RDL.

•  Includes LSMA magnetron source, with industry-leading target utilization rate of over 65 percent.

•  Provides high-throughput and low cost of ownership for small-substrate or large panel processing.

•  Provides flexibility for handling round, square, or rectangular substrates for fan-out packaging.

Thin Film Equipment Products	Applications and Features
Adjacent Markets

INTEVAC MATRIX System

•  Incorporates multiple thin-film deposition techniques such as PVD, CVD, Etch, Implant, heating and cooling.

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

Helicopter Pilotage

Intevac provides a night-vision camera with a 2.0 mega-pixel resolution EBAPS module which is gimbal turret-mounted on the nose of the Apache helicopter. The low-light level digital video is then viewable by the helicopter pilot on a Head-Mounted Display (“HMD”) enabling the pilot to have enhanced night vision and allowing the aircrew to view multiple aircraft-mounted sensor information. In addition, the U.S. Navy has funded a High Resolution Digital Night Vision Goggle (“HRDG”) development program incorporating a 4.0 mega-pixel resolution EBAPS module for aviation applications. The initial HRDG prototypes were delivered to the U.S. Navy in 2016. These goggles are under evaluation for an enhanced night vision program for Navy helicopters.

Fixed Wing Aircraft Pilotage

Intevac provides night-vision cameras with a 2.0 mega-pixel resolution EBAPS module which is integrated with the F-35 fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information. Additionally, a similar integrated night vision camera utilizing a 2.0 mega-pixel resolution EBAPS is being designed into the Striker II helmet for the Typhoon Fighter aircraft.

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

Augmented Reality (“AR”) and Wireless Weapon Sights

Intevac provides HMDs for applications in AR and wireless weapon sights. The HMD is a near-eye, high definition, wide field of view micro-display system for portable viewing of video in military and commercial markets. Depending on the application, Intevac provides configuration choices that include monocular or binocular, mono or stereo video, and wired or wireless interfaces. Integral Inertial Measurement Units (“IMU”) are also offered.

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

Backlog

Intevac’s backlog of orders at December 30, 2017 was $64.0 million, as compared to $68.5 million at December 31, 2016. Backlog at December 30, 2017 consisted of $51.7 million of Thin-film Equipment backlog and $12.3 million of Photonics backlog. Backlog at December 31, 2016 consisted of $46.3 million of Thin-film Equipment backlog and $22.2 million of Photonics backlog. Backlog at December 30, 2017 includes three 200 Lean systems and twelve PV implant systems.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2017, 2016, and 2015.

	2017	2016	2015
Seagate Technology	40%	34%	22%
U.S. Government	15%	22%	26%
Elbit Systems of America	*	10%	*
HGST	*	*	15%

*	Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 67% of revenue in fiscal 2017, 48% of revenue in fiscal 2016, and 35% of revenue in fiscal 2015. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s Thin-film Equipment revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers include several major solar cell manufacturers. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Philippines and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac Thin-film Equipment products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun and Shincron, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including oDLC. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

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

Intevac invested $17.7 million (15.7% of net revenue) in fiscal 2017, $18.2 million (22.7% of net revenue) in fiscal 2016, and $15.7 million (20.8% of net revenue) in fiscal 2015 for product development and engineering programs to create new products and to improve existing technologies and products. Intevac has spent an average of 21.9% of net revenues on product development and engineering over the last five years.

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

Employees

At December 30, 2017, Intevac had 298 employees, including 17 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 14, 2018 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	56	President and Chief Executive Officer
James Moniz	60	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
Andres Brugal	60	Executive Vice President and General Manager, Photonics
Jay Cho	53	Executive Vice President and General Manager, Thin-Film Equipment
Christopher Smith	58	Vice President, Business Development

Other Key Officers:
Verle Aebi	63	Chief Technology Officer, Photonics
Terry Bluck	58	Chief Technology Officer, Thin-film Equipment
Kimberly Burk	52	Senior Vice President, Global Human Resources
Timothy Justyn	55	Senior Vice President of Global Operations

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

Mr. Bluck rejoined Intevac as Chief Technology Officer of the Thin-film Equipment in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002, and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

Ms. Burk joined Intevac in May 2000 and currently serves as Senior Vice President of Global Human Resources. Prior to joining Intevac, Ms. Burk served as Human Resources Manager of Moen, Inc. from 1999 to 2000 and as Human Resources Manager of Lawson Mardon from 1994 to 1999. Ms. Burk holds a BS in sociology from Northern Illinois University.

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

Trademarks

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber®,” “EBAPS®,” “ENERGi®,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC™” and “INTEVAC VERTEX®”.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased modestly in 2016 as a customer began upgrading the technology level of its manufacturing capacity. 2017 sales of systems for magnetic disk production were higher than 2016 levels as this customer’s technology upgrade continued.

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

In recent years the photovoltaic (solar) market has undergone a downturn, which is likely to impact our sales of PV equipment. The solar industry from time to time experiences periods of structural imbalance between supply and demand, and such periods put intense pressure on our customers’ pricing. The solar industry is currently in such a period. Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. During any such period, solar module manufacturers may reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales and may do so for a sustained period of time. As a result, our customers may be unable to sell their solar modules or systems at attractive prices or for a profit during a period of excess supply of solar modules, which would adversely affect their results of operations and their ability to make capital investments such as purchasing our products.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean and other PVD systems, our coating systems for DCP, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and display cover glass markets. Our expansion into the PV and cover glass markets is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Comprehensive tax reform could adversely affect the company’s business and financial condition.

The Tax and Jobs Act (“the Act”) was enacted on December 22, 2017 and significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain, and the combined Company’s business and financial condition could be adversely affected.

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

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. If we fail to comply with current or future regulations, such failure could result in suspension of our operations, alteration of our manufacturing process, remediation costs or substantial civil penalties or criminal fines against us or our officers, directors or employees. Additionally, these regulations could require us to acquire expensive remediation or abatement equipment and incur substantial expenses to comply with them.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form 10-K has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 30, 2017, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Price Range of Common Stock

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 14, 2018, there were 80 holders of record. In fiscal years 2017 and 2016, Intevac did not declare or pay cash dividends to its stockholders. Intevac currently has no plans to declare or pay cash dividends.

The following table sets forth the high and low closing sale prices per share as reported on The Nasdaq Stock Market for the periods indicated.

	High	Low
Fiscal 2017:
First Quarter	$12.50	$8.05
Second Quarter	13.75	11.10
Third Quarter	12.20	8.40
Fourth Quarter	9.00	6.80
Fiscal 2016:
First Quarter	$5.08	$4.21
Second Quarter	5.74	4.35
Third Quarter	6.25	5.49
Fourth Quarter	8.55	5.65

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on Intevac’s Common Stock with that of the NASDAQ US Benchmark Total Return Index and the NASDAQ Computer Hardware (Subsector) Total Return Index. The comparison assumes $100 was invested on December 31, 2012 in Intevac Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2012

AMONG INTEVAC, NASDAQ US BENCHMARK TOTAL RETURN INDEX AND

NASDAQ COMPUTER HARDWARE (SUBSECTOR) TOTAL RETURN INDEX

	12/31/12	12/31/13	01/03/15	01/02/16	12/31/16	12/30/17
Intevac, Inc.	$100	$163	$162	$103	$187	$150
Nasdaq US Benchmark Total Return Index	100	134	150	151	171	207
Nasdaq Computer Hardware Total Return Index	100	118	158	145	167	241

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At September 30, 2017, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended December 30, 2017.

Item 6.	Selected Financial Data

The following selected financial information has been derived from Intevac’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the corresponding fiscal years.

	Fiscal Year (1)
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Net revenues	$112,847	$80,124	$75,160	$65,550	$69,632
Gross profit	$45,663	$30,409	$26,317	$17,433	$21,973
Operating income (loss)	$4,848	$(7,563)	$(8,738)	$(19,354)	$(17,823)
Net income (loss)	$4,118	$(7,441)	$(9,166)	$(27,445)	$(15,696)
Net income (loss) per share:
Basic	$0.19	$(0.36)	$(0.41)	$(1.16)	$(0.66)
Diluted	$0.18	$(0.36)	$(0.41)	$(1.16)	$(0.66)
At year end:
Total assets	$115,023	$108,324	$97,681	$120,275	$148,276

[1]	On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2017, fiscal 2016 and fiscal 2015 years ended on December 30, 2017, December 31, 2016, and on January 2, 2016, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal Year	2017	2016	2015	Change 2017 vs. 2016	Change 2016 vs. 2015
	(in thousands, except percentages and per share amounts)
Net revenues	$112,847	$80,124	$75,160	$32,723	$4,964
Gross profit	45,663	30,409	26,317	15,254	4,092
Gross margin percent	40.5%	38.0%	35.0%	2.5 points	3.0 points
Operating income (loss)	4,848	(7,563)	(8,738)	12,411	1,175
Net income (loss)	4,118	(7,441)	(9,166)	11,559	1,725
Net income (loss) per diluted share	$0.18	$(0.36)	$(0.41)	$0.54	$0.05

Fiscal 2015 financial results reflected a challenging environment. In the HDD industry media unit shipments declined year over year and PC sales decreased. PC sales were negatively impacted by price increases in Asian markets as a result of a stronger U.S. dollar against Asian currencies. During fiscal 2015, our HDD customers’ media production capacity continued to exceed demand, which limited the near-term demand for our 200 Lean systems. The Company shipped only one 200 Lean system to a HDD manufacturer during 2015. In 2015 the PV market continued to improve as global solar panel installations increased 33% over the previous year. In 2015, Intevac continued to execute on its diversification strategy to enter into new and adjacent markets and revenue recognized the first MATRIX PVD system for solar cell manufacturing and the first VERTEX coating system for DCPs. Intevac also received new customer system orders for VERTEX coating systems for DCPs and MATRIX tools for both solar metallization and implant. In fiscal 2015, Photonics business levels decreased as both Photonics’ product sales and Photonics’ contract research and development (“R&D”) declined. The fiscal 2015 net loss reflected higher net revenues, higher gross margins and lower operating expenses. Fiscal 2015 operating expenses reflected savings from cost reduction initiatives which were implemented in the first half of fiscal 2015. During fiscal 2015, as part of a continued effort to lower cash expenditures, the Company settled certain executive incentive variable compensation programs with restricted stock units with a one year vesting. During fiscal 2015, the Company did not recognize an income tax benefit on the U.S. net operating loss.

Fiscal 2016 financial results reflected an improved environment. In 2016 the HDD industry began to show signs of improvement as media unit shipments and PC sales increased in the second half of the year. Intevac revenue recognized four 200 Lean systems with an additional four in backlog at the end of the year as one of our HDD customers upgraded the technology level of its manufacturing capacity. In 2016 Intevac gained traction with its entry into the DCP market and booked its first production capacity order. In 2016, Intevac recognized revenue on one VERTEX coating system for DCPs and shipped an additional four VERTEX systems that were undergoing installation and acceptance testing at 2016 year-end. In 2016 the PV market showed signs of stress as utility-scale solar projects came under pricing pressure and retail deployments were below expectations as U.S. consumers delayed spending as a result of the extension of the investment tax credit. In 2016, Intevac recognized revenue on one MATRIX PVD system and one implant system for solar cell manufacturing and shipped an additional two ENERGi implant systems that were undergoing installation and acceptance testing at the end of fiscal 2016. In fiscal 2016, Photonics business levels were at similar levels compared to the prior year as increased Photonics’ product sales were offset by lower Photonics’ contract R&D. The fiscal 2016 net loss reflected higher net revenues and higher gross margins, offset in part by higher operating expenses as the Company made incremental R&D investments in both its business units. During fiscal 2016, as part of a continued effort to lower cash expenditures, the Company settled certain executive incentive variable compensation programs with restricted stock units with a one year vesting. During fiscal 2016, the Company did not recognize an income tax benefit on the U.S. net operating loss.

Fiscal 2017 financial results reflected an improved environment and the Company returned to profitability. Intevac recognized revenue on six 200 Lean systems with an additional three in backlog at the end of the year as one of our HDD customers continued to upgrade the technology level of its manufacturing capacity. In 2017, Intevac recognized revenue on four VERTEX coating system for DCPs, one MATRIX implant pilot system and two ENERGi implant systems for solar cell manufacturing. In 2017 Intevac shipped an additional three ENERGi implant systems which as of the end of fiscal 2017 had yet to be installed and qualification of the tools had not started. In fiscal 2017, Photonics business levels were at similar levels compared to the prior year with lower Photonics’ product sales, offset by higher Photonics’ contract R&D. Photonics margins and operating results were negatively impacted by a higher-mix of lower margin technology development contracts versus product sales. The fiscal 2017 net income reflected higher net revenues and higher gross margins, offset in part by higher operating expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability. During fiscal 2017, the Company did not recognize an income tax benefit on the U.S. net operating loss.

We believe that we will continue to be profitable in fiscal 2018. Intevac expects that HDD equipment sales will be approximately at the same levels as 2017 as a HDD manufacturer takes delivery of the three 200 Lean systems in backlog and we expect additional 200 Lean system orders. In 2018, Intevac expects higher sales of new Thin-film Equipment products as we expect follow on production orders for our VERTEX coating system for DCPs and we recognize the three ENERGi implant systems that are pending installation at our customer’s fab. We are also in discussions with our solar customer to determine a delivery schedule for the remaining nine ENERGi implant systems in backlog. Photonics will continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018. Deliveries under the multi-year Apache arrangement were completed in 2017. With the completion of the Apache program, our Photonics revenue profile is now moving from a product-driven one, to a funded R&D revenue profile. For fiscal 2018, Intevac expects that Photonics profits will be lower than fiscal 2017 as Photonics results will reflect a higher mix of lower margin contract R&D revenue.

Results of Operations

Net revenues

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Thin-film Equipment	$79,004	$45,253	$39,622	$33,751	$5,631
Photonics
Products	25,852	29,089	28,450	(3,237)	639
Contract R&D	7,991	5,782	7,088	2,209	(1,306)

	33,843	34,871	35,538	(1,028)	(667)

Total net revenues	$112,847	$80,124	$75,160	$32,723	$4,964

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The increase in Thin-film Equipment revenues in fiscal 2017 versus fiscal 2016 was due primarily to revenue recognized on six 200 Lean systems, four VERTEX coating system for DCPs, two solar implant ENERGi systems, and a MATRIX implant pilot system as well as increases in revenue recognized on technology upgrades and spare parts. The increase in Thin-film Equipment revenues in fiscal 2016 versus fiscal 2015 was due primarily to revenue recognized on four 200 Lean systems, one VERTEX coating system for DCPs, one solar implant ENERGi system, and a MATRIX PVD system, offset in part by a decrease in revenue recognized on technology upgrades and spare parts. Thin-film Equipment revenues in fiscal 2015 reflected revenue recognized on one 200 Lean system, one MATRIX PVD system and one VERTEX coating system for DCPs as well as higher revenues recognized on technology upgrades and spare parts.

Photonics revenues decreased by 2.9% to $33.8 million in fiscal 2017 versus fiscal 2016 and decreased by 1.9% to $34.9 million in fiscal 2016 versus fiscal 2015. Contract R&D revenue increased in fiscal 2017 versus fiscal 2016 as a result of a higher volume of contracts. Contract R&D revenue decreased in fiscal 2016 versus fiscal 2015 as a result of a lower volume of contracts.

Photonics product revenue decreased in fiscal 2017 versus fiscal 2016 due to lower shipments and lower average sales prices for the Apache pilot night-viewing camera and lower average sales prices for the F35 Joint Strike Fighter program night-vision camera offset in part by increased F35 camera shipments. Photonics product revenue increased in fiscal 2016 versus fiscal 2015 due to increased F35 camera shipments, offset in part by lower shipments and lower average sales prices for the Apache camera. Photonics product revenue in fiscal 2015 reflected the lower average sales prices for the Apache camera. Deliveries under the multi-year Apache arrangement were completed in the third quarter of fiscal 2017.

For fiscal 2018, Intevac expects that Photonics revenue will be at similar levels as fiscal 2017. With the completion of the multi-year Apache arrangement in 2017, we expect our Photonics revenue profile in the near term to transition from a product-driven one, to a funded R&D profile. Substantial growth in future Photonics revenues is dependent on the proliferation of Intevac’s technology into major military programs, continued defense spending, the ability to obtain export licenses for foreign customers and obtaining production subcontracts for these programs.

Backlog

	December 30, 2017	December 31, 2016
	(in thousands)
Thin-film Equipment	$51,719	$46,283
Photonics	12,302	22,244

Total backlog	$64,021	$68,527

Thin-film Equipment backlog at December 30, 2017 included three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Three of the twelve ENERGi systems have been delivered to the customer’s fab and are awaiting installation. Delivery of the remaining nine tools is pending finalization of shipment dates with the customer. Thin-film Equipment backlog at December 31, 2016 included four 200 Lean HDD systems, four VERTEX systems for DCP, one pilot MATRIX solar ion implant system, and two ENERGi solar ion implant systems.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2017, 2016, and 2015.

	2017	2016	2015
Seagate Technology	40%	34%	22%
U.S. Government	15%	22%	26%
Elbit Systems of America	*	10%	*
HGST	*	*	15%

*	Less than 10%

Revenue by geographic region

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
United States	$37,311	$42,048	$49,034	$(4,737)	$(6,986)
Asia	73,525	37,143	23,855	36,382	13,288
Europe	884	933	2,271	(49)	(1,388)
Rest of World	1,127	—	—	1,127	—

Total net revenues	$112,847	$80,124	$75,160	$32,723	$4,964

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2017 versus 2016 was due primarily to no systems sold to factories in the U.S. region in 2017 versus one MATRIX PVD system sold in 2016. The decrease in sales to the U.S. region in 2016 versus 2015 was primarily due to no shipments of 200 Leans to factories in the U.S. compared to one 200 Lean delivered to a U.S. factory in 2015, offset in part by revenue recognized on one MATRIX PVD system.

The increase in sales to the Asia region in 2017 versus 2016 reflected higher system sales and increased technology upgrade and spare parts sales. Sales to the Asia region in 2017 included six 200 Lean HDD systems, four VERTEX coating systems for DCP, one pilot MATRIX solar ion implant system and two ENERGi solar ion implant systems versus four 200 Lean HDD systems, one solar implant ENERGi system and one VERTEX coating system for DCPs in 2016. The increase in sales to the Asia region in 2016 versus 2015 was primarily due to increased equipment sales including four 200 Lean systems, one solar implant ENERGi system and one VERTEX coating system for DCPs, offset in part by a decrease in revenue recognized on technology upgrades and spare parts.

Sales to the Europe region in 2017, 2016 and 2015 were not significant. The decrease in sales to the Europe region in 2016 versus 2015 was primarily due to lower sales of Photonics’ digital night-vision cameras to a NATO customer. This contract ended in fiscal 2015.

Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program which is funded by the U.S. government and several foreign nation coalition partners.

Gross margin

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands, except percentages)
Thin-film Equipment gross profit	$33,750	$14,847	$12,852	$18,903	$1,995
% of Thin-film Equipment net revenues	42.7%	32.8%	32.4%
Photonics gross profit	$11,913	$15,562	$13,465	$(3,649)	$2,097
% of Photonics net revenues	35.2%	44.6%	37.9%
Total gross profit	$45,663	$30,409	$26,317	$15,254	$4,092
% of net revenues	40.5%	38.0%	35.0%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Thin-film Equipment gross margin was 42.7% in fiscal 2017 compared to 32.8% in fiscal 2016 and 32.4% in fiscal 2015. Fiscal 2017 gross margins improved over fiscal 2016 due primarily to higher revenue levels, a higher mix of higher-margin upgrades versus systems shipments, higher factory utilization and lower provisions for inventory reserves. Thin-film Equipment gross margin in fiscal 2017 reflects the release of $2.2 million in previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems, offset in part by the lower margin on the pilot MATRIX solar ion implant system. Fiscal 2016 gross margins improved slightly over fiscal 2015 due primarily to higher revenue levels, higher factory utilization and lower provisions for inventory reserves, offset in part by lower sales of higher-margin upgrades. Fiscal 2015 gross margins reflected higher sales of higher-margin upgrades, higher factory utilization and lower provisions for inventory reserves. Gross margins in the Thin-film Equipment business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 35.2% in fiscal 2017 compared to 44.6% in fiscal 2016 and 37.9% in fiscal 2015. Fiscal 2017 gross margins declined over fiscal 2016 due primarily to a higher mix of lower-margin contract R&D versus product sales, lower margins on contract R&D, loss provisions recorded on firm fixed price contracts, higher inventory provisions and higher manufacturing engineering spending. Fiscal 2016 gross margins improved over fiscal 2015 due primarily to higher margins on products and lower inventory provisions, offset in part by lower margins on contract R&D. Manufacturing costs for digital night-vision products decreased in fiscal 2017, 2016 and 2015 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Research and development expense	$17,724	$18,156	$15,661		$(432)	$2,495

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment and Photonics products.

Research and development spending for Thin-film Equipment in fiscal 2017, fiscal 2016 and fiscal 2015 increased sequentially as a result of higher spending on DCP development, PV development and Fan-out development.

Research and development spending decreased for Photonics during 2017 as compared to 2016. Photonics research and development spending during 2016 reflected incremental spending on demonstrators developed for evaluation by the U.S. Army and U.S. Navy which were self-funded by Intevac. Research and development expenses do not include costs of $7.1 million, $4.5 million, and $5.1 million, in 2017, 2016, and 2015, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Selling, general and administrative expense	$23,314	$19,916	$19,638	$3,398	$278

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

Selling, general and administrative expenses increased in 2017 over the amount spent in 2016 due primarily to higher variable compensation costs as a result of the Company’s return to profitability, higher equity compensation expense, and increased spending for strategic consulting. Selling, general and administrative expenses increased in 2016 over the amount spent in 2015 due primarily to costs associated with the consolidation of our Photonics’ manufacturing facilities and increased equity compensation expense.

Acquisition-related (benefit), net

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Acquisition-related (benefit), net	$(223)	$(100)	$(244)	$(123)	$144

Acquisition-related (benefit), net, represents the change in the fair value of contingent consideration arrangements related to the SIT acquisition. See Note 7 “Contingent Consideration” in the notes to the consolidated financial statements for additional information related to the fair value of contingent consideration. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability.

The benefits recognized during fiscal 2017, fiscal 2016 and fiscal 2015 are associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $223,000, $100,000 and $244,000, respectively during fiscal 2017, fiscal 2016 and fiscal 2015.

Cost reduction plan

During the first quarter of fiscal 2015, Intevac substantially completed implementation of the 2015 cost reduction plan (the “2015 Plan”), which reduced expenses and reduced its workforce by 3 percent. The total cost of implementing the 2015 Plan was $148,000 of which $81,000 was reported under cost of net revenues and $67,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2015 Plan occurred in the first quarter of fiscal 2015. Implementation of the 2015 Plan reduced salary, wages and other employee-related expenses by approximately $1.4 million on an annual basis. As of December 30, 2017, activities related to the 2015 Plan were complete.

Interest income and other, net

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Interest income and other, net	$373	$373	$127	$—	$246

Interest income and other, net in fiscal 2017 included $291,000 of interest income on investments and $115,000 earnout income from a divestiture, offset in part by $107,000 of foreign currency losses. Interest income and other, net in fiscal 2016 included $195,000 of interest income on investments, $136,000 of gains associated with the sale and disposal of fixed assets and $30,000 earnout income from a divestiture, offset in part by $99,000 of foreign currency losses. Interest income and other, net in fiscal 2015 included $179,000 of interest income on investments and $100,000 earnout income from a divestiture and $80,000 of foreign currency gains, offset in part by $271,000 in losses associated with the disposal of fixed assets. The increase in interest income in 2017 over 2016 reflected higher interest rates on Intevac’s investments. The increase in interest income in 2016 over 2015 reflected higher interest rates on Intevac’s investments, offset in part by lower invested balances.

Provision for income taxes

	Fiscal Year			Change 2017 vs. 2016	Change 2016 vs. 2015
	2017	2016	2015
	(in thousands)
Provision for income taxes	$1,103	$251	$555	$852	$(304)

Intevac’s effective income tax rate was 21.1% for fiscal 2017, (3.5%) for fiscal 2016 and (6.4%) for fiscal 2015. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“ACT”) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The Act, among other things, permanently lowers the U.S. federal tax rate to 21% from the existing maximum rate of 35%, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. federal tax rate. There was no impact to our tax expense in fiscal 2017, the year of enactment.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, based upon an analysis, a valuation allowance of $9.4 million was recorded for the portion of the Singapore deferred tax asset that more likely than not will be realized. For fiscal 2017 and 2016, valuation allowance decreases of $603,000 and $136,000, respectively, for the Singapore deferred tax asset were recorded. For fiscal 2015, a valuation allowance increase of $631,000 for the Singapore deferred tax asset was recorded.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. For fiscal 2017, a valuation allowance decrease of $6.9 million for the U.S. federal deferred tax asset was recorded. This decrease was a result of revaluing our deferred tax assets and liabilities at the newly enacted U.S federal tax rate. For fiscal 2016 and 2015, valuation allowance increases of $3.3 million and $1.6 million, respectively, for the U.S federal deferred tax asset were recorded.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At December 30, 2017, Intevac had $42.5 million in cash, cash equivalents, and investments compared to $48.2 million at December 31, 2016. During fiscal 2017, cash, cash equivalents and investments decreased by $5.8 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents and investments consist of the following:

	December 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$19,941	$27,043
Short-term investments	15,698	17,602
Long-term investments	6,849	3,593

Total cash, cash-equivalents and investments	$42,488	$48,238

Cash used in operating activities totaled $2.4 million in 2017. Cash generated by operating activities totaled $3.8 million in 2016 and $635,000 in 2015. Lower operating cash flow in 2017 was a result of additional investments in working capital, offset in part by higher net income as a result of the return to profitability.

Accounts receivable totaled $20.5 million at December 30, 2017 compared to $17.4 million at December 31, 2016. The number of days outstanding for Intevac’s accounts receivable was 74 at December 30, 2017 compared to 66 at December 31, 2016. Net inventories totaled $33.8 million at December 30, 2017 compared to $24.9 million at December 31, 2016. Net inventories at December 30, 2017 include three ENERGi implant systems at a customer site for which installation procedures have not begun and four ENERGi implant systems in work in process that are virtually complete, pending customer shipment. Net inventories at December 31, 2016 included four VERTEX systems for DCP and two ENERGi implant systems at customer sites that were undergoing installation and acceptance testing. Inventory turns were 1.8 in fiscal 2017 and were 2.3 in fiscal 2016. Accounts payable totaled $3.9 million at December 30, 2017 and $5.3 million at December 31, 2016. Other accrued liabilities decreased to $7.7 million at December 30, 2017 compared to $17.0 million at December 31, 2016. Other accrued liabilities at December 30, 2017 includes $5.1 million in deferred revenue related to three ENERGi implant systems at a customer site for which installation procedures have not begun. Other accrued liabilities at December 31, 2016 includes $14.2 million in deferred revenue related to four VERTEX systems for DCP and two ENERGi implant systems at customer sites that were undergoing installation and acceptance testing. Customer advances increased from $5.4 million at December 31, 2016 to $11.0 million at December 30, 2017.

Investing activities used cash of $5.2 million in 2017, and generated cash of $8.6 million in 2016, and $8.7 million in 2015. Purchases of investments net of proceeds from sales and maturities of investments, totaled $1.4 million in 2017. Proceeds from sales and maturities of investments, net of purchases, totaled $11.6 million in 2016, and $11.8 million in 2015. Intevac is required to maintain a standby letter of credit for $600,000 for the Santa Clara, California campus lease. This standby letter of credit is secured with $600,000 of restricted cash. Intevac has pledged $400,000 as collateral for various guarantees with its bank. Capital expenditures were $4.4 million in 2017, $3.4 million in 2016, and $3.1 million in 2015.

Financing activities generated cash of $256,000 in 2017 and $1.0 million in 2016 and used cash of $16.9 million in 2015. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.4 million in 2017, $1.5 million in 2016, and $1.7 million in 2015. Tax payments related to the net share settlement of restricted stock units were $2.0 million in 2017, $426,000 in 2016, and $132,000 in 2015. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. Cash used to repurchase common stock totaled $18.5 million in 2015.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. Payments made associated with the revenue earnout obligation were $174,000 in 2017 and $31,000 in 2016.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. treasury and agency securities, certificates of deposit, commercial paper, municipal bonds, asset backed securities and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.

As of December 30, 2017, approximately $6.3 million of cash and cash equivalents and $3.3 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $5.0 million to $7.0 million in capital expenditures during the next 12 months.

Contractual Obligations

The following table summarizes Intevac’s contractual obligations as of December 30, 2017:

	Payments due by period
	Total	< 1 Year	1–3 Years	3-5 Years	> 5 Years
	(in thousands)
Operating lease obligations	$18,877	$3,154	$6,073	$5,834	$3,816
Purchase obligations and commitments [1]	10,209	10,209	—	—	—
Other long-term liabilities [2,4]	237	237	—	—	—

Total [3,4]	$29,323	$13,600	$6,073	$5,834	$3,816

[1]	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Intevac and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.
[2]	Intevac is unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $84,000 of unrecognized tax benefits has been excluded from the table above.
[3]	Total excludes contractual obligations already recorded on the consolidated balance sheet as current liabilities (except other long-term liabilities) and certain purchase obligations.
[4]	Total excludes contingent consideration that may be paid pursuant to asset purchases or business combinations.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.0 million as of December 30, 2017. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Inventories

Inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the net realizable value based upon assumptions about future demand. Intevac evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material adverse effect on Intevac’s business, financial condition and results of operations.

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

Equity-Based Compensation

Intevac records compensation expense for equity-based awards using the Black-Scholes option pricing model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. Estimating volatility and expected life requires significant judgment and an analysis of historical data. Beginning January 1, 2017, Intevac accounts for forfeitures as they occur rather than estimating expected forfeitures. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Intevac’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. Intevac does not use derivative financial instruments in Intevac’s investment portfolio. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating. Investments typically consist of money market funds, certificates of deposit, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, asset backed securities and municipal bonds.

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at December 30, 2017.

	2018	2019	2020	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$6,746	$—	$—	$6,746	$6,746
Weighted-average rate	1.18%	—	—	—
Short-term investments
Fixed rate amounts	$15,710	$—	$—	$15,710	$15,698
Weighted-average rate	1.27%	—	—	—
Long-term investments
Fixed rate amounts	$—	$6,382	$500	$6,882	$6,849
Weighted-average rate	—	1.90%	1.99%
Total investment portfolio	$22,456	$6,382	$500	$29,338	$29,293

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have maturities of approximately 30 days. The notional amount of the Company’s foreign currency derivatives was $1.3 million at December 30, 2017 and $1.1 million at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Jose, California

February 14, 2018

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,941	$27,043
Short-term investments	15,698	17,602
Trade and other accounts receivable, net of allowances of $0 at both December 30, 2017 and December 31, 2016	20,474	17,447
Inventories	33,792	24,876
Prepaid expenses and other current assets	2,524	1,768

Total current assets	92,429	88,736
Property, plant and equipment, net	12,478	11,237
Long-term investments	6,849	3,593
Restricted cash	1,000	1,602
Intangible assets, net of amortization of $6,884 and $6,129 at December 30, 2017 and December 31, 2016, respectively	1,503	2,258
Other long-term assets	764	898

Total assets	$115,023	$108,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,949	$5,323
Accrued payroll and related liabilities	6,818	4,220
Other accrued liabilities	7,688	17,011
Customer advances	11,026	5,422

Total current liabilities	29,481	31,976
Other long-term liabilities	2,879	3,082
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 21,811 and 20,939 at December 30, 2017 and December 31, 2016, respectively	22	21
Additional paid-in capital	177,521	171,314
Treasury stock, 4,845 shares at both December 30, 2017 and December 31, 2016	(28,489)	(28,489)
Accumulated other comprehensive income	490	321
Accumulated deficit	(66,881)	(69,901)

Total stockholders’ equity	82,663	73,266

Total liabilities and stockholders’ equity	$115,023	$108,324

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$104,856	$74,342	$68,072
Technology development	7,991	5,782	7,088

Total net revenues	112,847	80,124	75,160
Cost of net revenues:
Systems and components	60,120	45,263	43,700
Technology development	7,064	4,452	5,143

Total cost of net revenues	67,184	49,715	48,843
Gross profit	45,663	30,409	26,317
Operating expenses:
Research and development	17,724	18,156	15,661
Selling, general and administrative	23,314	19,916	19,638
Acquisition-related (benefit), net	(223)	(100)	(244)

Total operating expenses	40,815	37,972	35,055

Operating income (loss)	4,848	(7,563)	(8,738)

Interest income	291	195	179
Other income (expense), net	82	178	(52)

Income (loss) before income taxes	5,221	(7,190)	(8,611)
Provision for income taxes	1,103	251	555

Net income (loss)	$4,118	$(7,441)	$(9,166)

Net income (loss) per share:
Basic	$0.19	$(0.36)	$(0.41)
Diluted	$0.18	$(0.36)	$(0.41)
Weighted average shares outstanding:
Basic	21,555	20,761	22,218
Diluted	22,920	20,761	22,218

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended,
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Net income (loss)	$4,118	$(7,441)	$(9,166)
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(23)	18	(39)
Foreign currency translation gains and losses	192	(109)	(168)

Other comprehensive income (loss), before tax	169	(91)	(207)
Income tax expense related to items in other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of tax	169	(91)	(207)

Comprehensive income (loss)	$4,287	$(7,532)	$(9,373)

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 3, 2015	23,275	$23	$161,271	1,426	$(9,989)	$619	$(53,294)	$98,630
Shares issued in connection with:
Exercise of stock options	54	—	239	—	—	—	—	239
Settlement of RSUs	113	—	—	—	—	—	—	—
Employee stock purchase plan	374	—	1,460	—	—	—	—	1,460
Shares withheld in connection with net share settlement of RSUs	(25)	—	(132)	—	—	—	—	(132)
Equity-based compensation expense	—	—	3,296	—	—	—	—	3,296
Grant of RSUs to settle accrued bonus	—	—	380	—	—	—	—	380
Net loss	—	—	—	—	—	—	(9,166)	(9,166)
Other comprehensive loss	—	—	—	—	—	(207)	—	(207)
Common stock repurchases	(3,419)	(3)	—	3,419	(18,500)	—	—	(18,503)

Balance at January 2, 2016	20,372	$20	$166,514	4,845	$(28,489)	$412	$(62,460)	$75,997
Shares issued in connection with:
Exercise of stock options	9	—	38	—	—	—	—	38
Settlement of RSUs	269	—	—	—	—	—	—	—
Employee stock purchase plan	384	1	1,450	—	—	—	—	1,451
Shares withheld in connection with net share settlement of RSUs	(95)	—	(426)	—	—	—	—	(426)
Equity-based compensation expense	—	—	3,254	—	—	—	—	3,254
Grant of RSUs to settle accrued bonus	—	—	484	—	—	—	—	484
Net loss	—	—	—	—	—	—	(7,441)	(7,441)
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)

Balance at December 31, 2016	20,939	$21	$171,314	4,845	$(28,489)	$321	$(69,901)	$73,266
Cumulative effect of accounting change	—	—	1,098	—	—	—	(1,098)	—
Shares issued in connection with:
Exercise of stock options	135	—	878	—	—	—	—	878
Settlement of RSUs	505	—	—	—	—	—	—	—
Employee stock purchase plan	406	1	1,550	—	—	—	—	1,551
Shares withheld in connection with net share settlement of RSUs	(174)	—	(1,999)	—	—	—	—	(1,999)
Equity-based compensation expense	—	—	4,075	—	—	—	—	4,075
Grant of RSUs to settle accrued bonus	—	—	605	—	—	—	—	605
Net income	—	—	—	—	—	—	4,118	4,118
Other comprehensive income	—	—	—	—	—	169	—	169

Balance at December 30, 2017	21,811	$22	$177,521	4,845	$(28,489)	$490	$(66,881)	$82,663

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
	(In thousands)
Operating activities
Net income (loss)	$4,118	$(7,441)	$(9,166)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	3,116	3,983	3,743
Net amortization (accretion) of investment premiums and discounts	42	128	319
Amortization of intangible assets	755	854	854
Equity-based compensation	4,178	3,744	3,620
Deferred income taxes	(1)	9	(12)
Change in the fair value of acquisition-related contingent consideration	(223)	(100)	(244)
Loss (gain) on disposal of equipment	—	(136)	271
Changes in assets and liabilities:
Accounts receivable	(3,027)	(5,137)	(223)
Inventories	(8,916)	(6,116)	452
Prepaid expenses and other assets	(621)	496	(1,382)
Accounts payable	(1,374)	(627)	1,310
Accrued payroll and other accrued liabilities	(6,029)	12,329	19
Customer advances	5,604	1,797	1,074

Total adjustments	(6,496)	11,224	9,801

Net cash and cash equivalents provided by (used in) operating activities	(2,378)	3,783	635
Investing activities
Purchase of investments	(26,581)	(12,429)	(21,058)
Proceeds from sales and maturities of investments	25,164	24,005	32,900
Proceeds from sale of equipment	—	208	11
Decrease in restricted cash	602	178	—
Purchase of equipment	(4,356)	(3,373)	(3,117)

Net cash and cash equivalents provided by (used in) investing activities	(5,171)	8,589	8,736
Financing activities
Proceeds from issuance of common stock	2,429	1,489	1,699
Common stock repurchases	—	—	(18,503)
Taxes paid related to net share settlement	(1,999)	(426)	(132)
Payment of acquisition-related contingent consideration	(174)	(31)	—

Net cash and cash equivalents provided by (used in) financing activities	256	1,032	(16,936)
Effect of exchange rate changes on cash	191	(107)	(171)

Net increase (decrease) in cash and cash equivalents	(7,102)	13,297	(7,736)
Cash and cash equivalents at beginning of period	27,043	13,746	21,482

Cash and cash equivalents at end of period	$19,941	$27,043	$13,746

Cash paid (received) for:
Income taxes	$902	$516	$1,190
Income tax refund	$(19)	$(524)	$—

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

Change in Fiscal Year End Date

On February 19, 2014, the Board of Directors of the Company approved the Company’s change to a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2017, fiscal 2016 and fiscal 2015 years ended on December 30, 2017, December 31, 2016 and on January 2, 2016, respectively.

Cash, Cash Equivalents and Investments

Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of certificates of deposit, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, asset backed securities and municipal bonds, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.

Restricted Cash

Restricted cash of $600,000 as of December 30, 2017 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition Intevac pledged $400,000 as collateral for various guarantees with its bank.

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

Inventories

Inventories are generally stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2017, 2016 and 2015.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net loss. Net income (losses) from foreign currency transactions were ($107,000), ($99,000), and $80,000 in 2017, 2016 and 2015, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended December 30, 2017 and December 31, 2016:

	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(in thousands)
Balance at January 2, 2016	$452	$(40)	$412

Other comprehensive income (loss) before reclassification	(109)	18	(91)
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(109)	18	(91)

Balance at December 31, 2016	$343	$(22)	$321

Other comprehensive income (loss) before reclassification	192	(23)	169
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	192	(23)	169

Balance at December 30, 2017	$535	$(45)	$490

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We have adopted these amendments beginning in the first quarter of 2017. Starting in the first quarter of fiscal 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, our Consolidated Statements of Cash Flows now presents excess tax benefits as an operating activity. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million charge to the accumulated deficit as of January 1, 2017.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The new standard must be adopted by Intevac in our fiscal year beginning December 31, 2017. We intend to adopt the new standard as of December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of the accumulated deficit. Prior periods will not be retrospectively adjusted. Based on our preliminary assessment, we expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations. We also do not expect the standard to have a material impact on our Consolidated Balance Sheets. The immaterial impact primarily relates to reclassifications among financial statement accounts to align with the new standard. Most notably, contracts in process, net will be reclassified as receivables or contract assets based on amounts billed or unbilled, respectively. Advance payments and billings in excess of costs incurred and deferred revenue will be combined and reclassified as contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

2. Equity-Based Compensation

Intevac accounts for share-based awards in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based upon the grant-date fair value of those awards. The estimated fair value of Intevac’s equity-based awards is amortized over the awards’ service periods using the graded vesting attribution method.

Descriptions of Plans

Equity Incentive Plans

At December 30, 2017, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 30, 2017, 6.6 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 30, 2017, 336,000 shares remained available for issuance under the ESPP.

The effect of recording equity-based compensation for fiscal 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Equity-based compensation by type of award:
Stock options	$1,176	$880	$963
RSUs	2,598	2,190	1,711
Employee stock purchase plan	404	674	946

Total equity-based compensation	$4,178	$3,744	$3,620

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

	2017	2016	2015
Stock Options:
Weighted-average fair value of grants per share	$4.52	$1.76	$2.05
Expected volatility	40.49%	43.86%	46.12%
Risk free interest rate	1.81%	0.97%	1.42%
Expected term of options (in years)	4.22	4.28	3.99
Dividend yield	None	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	2,740,364	$7.00	3.64	$5,837,900
Options granted	417,325	$12.28
Options cancelled and forfeited	(96,546)	$11.82
Options exercised	(135,282)	$6.49

Options outstanding at December 30, 2017	2,925,861	$7.62	3.00	$2,292,521

Options exercisable at December 30, 2017	2,125,416	$7.17	2.04	$1,686,673

The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $586,000, $13,000 and $65,000, respectively. At December 30, 2017, Intevac had $1.4 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.3 years.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 31, 2016	949,455	$4.64	1.04	$8,117,840
Granted	370,221	$11.37
Vested	(504,841)	$4.47
Cancelled	(45,384)	$7.06

Non-vested RSUs at December 30, 2017	769,451	$7.84	0.97	$5,270,739

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 30, 2017, Intevac had $2.5 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.0 years.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2016 was settled with RSUs with one year vesting issued in 2017. The Company recorded equity-based compensation expense related to the annual incentive plan of $102,000 in fiscal 2017 and $490,000 in fiscal 2016. In February 2017, 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted-average grant date fair value of $9.63 per share.

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2015 was settled with RSUs with one year vesting issued in 2016. The Company recorded equity-based compensation expense related to the annual incentive plan of $324,000 in fiscal 2015. In February 2016, 34 participants were granted stock awards to receive an aggregate of 266,000 shares of common stock with a weighted-average grant date fair value of $4.40 per share.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2017	2016	2015
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.75	$1.55	$2.14
Expected volatility	43.51%	39.22%	43.45%
Risk free interest rate	1.22%	0.75%	0.45%
Expected term of purchase rights (in years)	0.65	1.87	1.36
Dividend yield	None	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(in thousands, except per share amounts)
Shares purchased	406	384	374
Weighted-average purchase price per share	$3.82	$3.78	$3.90
Aggregate intrinsic value of purchase rights exercised	$2,673	$514	$688

As of December 30, 2017, Intevac had $34,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 0.08 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2017	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$4,118	$(7,441)	$(9,166)

Weighted-average shares – basic	21,555	20,761	22,218
Effect of dilutive potential common shares	1,365	—	—

Weighted-average shares – diluted	22,920	20,761	22,218

Net income (loss) per share – basic	$0.19	$(0.36)	$(0.41)

Net income (loss) per share – diluted	$0.18	$(0.36)	$(0.41)

The potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	2017	2016	2015
	(in thousands, except per share amounts)
Stock options to purchase common stock	867	2,740	2,434
RSUs	218	949	554
Employee stock purchase plan	—	181	168

4. Concentrations

Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash equivalents, short- and long-term investments, restricted cash, and accounts receivable. Intevac generally invests its excess cash in money market funds, certificates of deposit, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, asset backed securities and municipal bonds. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments in order to preserve principal and maintain liquidity. All investment securities in Intevac’s portfolio have an investment grade credit rating.

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 30, 2017 and December 31, 2016.

	2017	2016
Seagate Technology	70%	55%
HGST	*	10%

*	Less than 10%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2017, 2016, and/or 2015.

	2017	2016	2015
Seagate Technology	40%	34%	22%
U.S. Government	15%	22%	26%
Elbit Systems of America	*	10%	*
HGST	*	*	15%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2017, 2016, and 2015. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV and DCP manufacturing and Intevac’s success in developing military products based on its low-light technology.

5. Balance Sheet Details

Balance sheet details were as follows as of December 30, 2017 and December 31, 2016:

Trade and Other Accounts Receivable, Net

Receivables consisted of the following components:

	December 30,	December 31,
	2017	2016
	(in thousands)
Trade receivables and other	$17,479	$15,167
Unbilled costs and accrued profits	2,995	2,280
Less: allowance for doubtful accounts	—	—

	$20,474	$17,447

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	December 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$19,881	$10,290
Work-in-progress	9,433	6,470
Finished goods	4,478	8,116

	$33,792	$24,876

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

Property, Plant and Equipment

	December 30,	December 31,
	2017	2016
	(in thousands)
Leasehold improvements	$15,035	$14,653
Machinery and equipment	44,766	41,678

	59,801	56,331
Less accumulated depreciation and amortization	47,323	45,094

Total property, plant and equipment, net	$12,478	$11,237

Customer Advances

Customer advances generally represent nonrefundable deposits invoiced by the Company in connection with receiving customer purchase orders and other events preceding acceptance of systems. Customer advances related to products that have not been shipped to customers and included in accounts receivable were $206,000 at December 30, 2017 and $53,000 at December 31, 2016, respectively.

Accounts Payable

Included in accounts payable is $163,000 and $349,000 of book overdraft at December 30, 2017 and December 31, 2016, respectively.

Other Accrued Liabilities

	December 30, 2017	December 31, 2016
	(in thousands)
Deferred revenue	$5,287	$14,416
Other taxes payable	860	660
Accrued product warranties	757	829
Income taxes payable	262	246
Acquisition-related contingent consideration	103	329
Other	419	531

Total other accrued liabilities	$7,688	$17,011

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Long-Term Liabilities

	December 30, 2017	December 31 2016
	(in thousands)
Deferred rent	$2,299	$2,392
Acquisition-related contingent consideration	259	430
Accrued product warranties	237	178
Accrued income taxes	84	82

Total other long-term liabilities	$2,879	$3,082

6. Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	December 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$2,997	$122	$3,119	$2,869	$250
Purchased technology	5,148	3,767	1,381	5,148	3,140	2,008
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$6,884	$1,503	$8,387	$6,129	$2,258

Intangible assets by segment as of December 30, 2017 are as follows: Thin-film Equipment; $1.4 million and Photonics; $122,000.

Total amortization expense of purchased intangibles for fiscal 2017, 2016 and 2015 was $755,000, $854,000, and $854,000 respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 30, 2017, is as follows.

(in thousands)
2018	$615
2019	615
2020	273

$1,503

7. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 30, 2017.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on December 30, 2017 based on probability-based forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of December 30, 2017. Significant increases or decreases in any of these inputs even in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at December 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands, except for percentages)
Revenue Earnout	$362	Discounted cash flow	Weighted-average cost of capital	12.1%
			Probability weighting of achieving revenue forecasts	10.0% - 80.0% (37.1%)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Beginning balance	$759	$890	$1,134
Changes in fair value	(223)	(100)	(244)
Cash payments made	(174)	(31)	—

Ending balance	$362	$759	$890

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 30, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$13,195	$—	$—	$13,195
Money market funds	6,746	—	—	6,746

Total cash and cash equivalents	$19,941	$—	$—	$19,941
Short-term investments:
Certificates of deposit	$2,500	$1	$1	$2,500
Commercial paper	3,291	—	—	3,291
Corporate bonds and medium-term notes	4,502	—	5	4,497
Municipal bonds	500	—	3	497
U.S. treasury and agency securities	4,917	—	4	4,913

Total short-term investments	$15,710	$1	$13	$15,698
Long-term investments:
Asset backed securities	$500	$—	$—	$500
Corporate bonds and medium-term notes	4,384	—	21	4,363
U.S. treasury and agency securities	1,998	—	12	1,986

Total long-term investments	$6,882	$—	$33	$6,849

Total cash, cash equivalents, and investments	$42,533	$1	$46	$42,488

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$18,726	$—	$—	$18,726
Money market funds	8,317	—	—	8,317

Total cash and cash equivalents	$27,043	$—	$—	$27,043
Short-term investments:
Commercial paper	$1,992	$—	$1	$1,991
Corporate bonds and medium-term notes	8,586	—	6	8,580
Municipal bonds	600	—	—	600
U.S. treasury and agency securities	6,432	—	1	6,431

Total short-term investments	$17,610	$—	$8	$17,602
Long-term investments:
Corporate bonds and medium-term notes	$2,510	$—	$11	$2,499
Municipal bonds	500	—	4	496
U.S. treasury and agency securities	597	1	—	598

Total long-term investments	$3,607	$1	$15	$3,593

Total cash, cash equivalents, and investments	$48,260	$1	$23	$48,238

The contractual maturities of available-for-sale securities at December 30, 2017 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$22,456	$22,444
Due after one through five years	6,882	6,849

	$29,338	$29,293

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 30, 2017.

	December 30, 2017
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$1,249	$1	$—	$—
Corporate bonds and medium-term notes	7,446	23	1,099	3
Municipal bonds	—	—	497	3
U.S. treasury and agency securities	5,882	16	—	—

	$14,577	$40	$1,596	$6

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All prices for the fixed maturity securities including U.S. treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, asset backed securities and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 30, 2017.

	Fair Value Measurements at December 30, 2017
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$6,746	$6,746	$—
U.S. treasury and agency securities	6,899	4,876	2,023
Certificates of deposit	2,500	—	2,500
Commercial paper	3,291	—	3,291
Asset backed securities	500	—	500
Corporate bonds and medium-term notes	8,860	—	8,860
Municipal bonds	497	—	497

Total recurring fair value measurements	$29,293	$11,622	$17,671

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 30, 2017 and December 31, 2016:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	December 30, 2017	December 31, 2016	December 30, 2017		December 31, 2016
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,276	$1,146	(a)	$5	(a)	$8

Total Hedges	$1,276	$1,146		$5		$8

(a)	Other accrued liabilities

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

On November 12, 2015, Intevac entered into a Share Repurchase Agreement with Northern Right Capital Management, L.P. and certain of its affiliated funds, including on behalf of a managed account (collectively, “NRC”), whereby Intevac repurchased 1,483,171 shares of its common stock from NRC in a privately negotiated transaction at a purchase price of $4.98 per share, for an aggregate purchase price of $7.4 million. The repurchase was made in conjunction with Intevac’s stock repurchase program.

At December 30, 2017, $1.5 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases for fiscal 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands, except per share amounts)
Shares of common stock repurchased	—	—	3,419
Cost of stock repurchased	$—	$—	$18,503
Average price paid per share	$—	$—	$5.39

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

The provision for income taxes on loss from continuing operations for fiscal 2017, 2016 and 2015 consists of the following (in thousands):

	2017	2016	2015
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—
State:
Current	13	5	6
Deferred	—	—	—

	13	5	6
Foreign:
Current	1,091	237	561
Deferred	(1)	9	(12)

	1,090	246	549
Total	$1,103	$251	$555

Income (loss) before income taxes for fiscal 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
U.S	$(794)	$(8,703)	$(9,538)
Foreign	6,015	1,513	927

	$5,221	$(7,190)	$(8,611)

Effective tax rate	21.1%	(3.5)%	(6.4)%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Vacation, warranty and other accruals	$601	$926
Depreciation and amortization	91	600
Intangible amortization	1,071	2,060
Inventory valuation	1,341	3,091
Deferred income	22	29
Equity-based compensation	2,636	3,821
Net operating loss, research and other tax credit carryforwards	52,882	54,844
Other	543	918

	59,187	66,289
Valuation allowance for deferred tax assets	(58,455)	(65,189)

Total deferred tax assets	732	1,100

Deferred tax liabilities:
Purchased technology	(307)	(720)
Unbilled revenue	(421)	(377)

Total deferred tax liabilities	(728)	(1,097)

Net deferred tax assets	$4	$3

As reported on the balance sheet:
Non-current deferred tax assets	$4	$3

Intevac accounts for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.

Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax asset that more likely than not will not be realized. The Company recorded valuation allowance decreases of $603,000 for fiscal 2017 and $136,000 for fiscal 2016, respectively, for the Singapore deferred tax asset. The Company recorded a valuation allowance increase of $631,000 for fiscal 2015 for the Singapore deferred tax asset.

In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2017, a valuation allowance decrease of $6.9 million for the U.S. federal deferred tax asset was recorded. This decrease was a result of revaluing our deferred tax assets and liabilities at the newly enacted U.S federal tax rate. For fiscal 2016, 2015, 2014 and 2013, valuation allowance increases of $3.3 million, $1.6 million, $4.7 million and $7.2 million, respectively, for the U.S. federal deferred tax asset were recorded. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 30, 2017, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $65.1 million, $54.8 million and $56.2 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2028. The foreign net operating loss carryforwards do not expire. As of December 30, 2017, our federal and state tax credit carryforwards for income tax purposes were approximately $15.5 million and $14.3 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credits carry forward indefinitely.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 30, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $1.8 million, which is included as a component of income tax expense from continuing operations and fully offset by the current operating loss.

Deferred tax assets and liabilities: We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $9.2 million.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for seven of our foreign subsidiaries, resulting in no increase in income tax expense due to current losses. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company did not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for its remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax, including how that accounting may be affected by the Company’s ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) for fiscal 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Income tax (benefit) at the federal statutory rate	$1,827	$(2,517)	$(3,014)
State income taxes, net of federal benefit	13	5	6
Change in valuation allowance:
U.S	(6,873)	3,333	1,625
Foreign	(603)	(136)	631
Effect of foreign operations taxed at various rates	(1,036)	(232)	(140)
Research tax credits	(2,267)	(1,058)	(931)
Change in federal tax rate	9,201	—	—
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	639	1,137	2,114
Unrecognized tax benefits	202	(281)	264

Total	$1,103	$251	$555

Intevac has not provided for foreign withholding taxes on approximately $1.2 million of undistributed earnings from non-U.S. operations as of December 30, 2017 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. Intevac will remit the non-indefinitely reinvested earnings, if any, of Intevac’s non-U.S. subsidiaries where excess cash has accumulated and Intevac determines that it is advantageous for business operations, tax or cash reasons.

The total amount of gross unrecognized tax benefits was $5.7 million as of December 30, 2017, of which $73,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2017, 2016 and 2015:

	2017	2016	2015
		(in thousands)
Beginning balance	$7,544	$7,173	$6,578
Additions based on tax positions related to the current year	898	652	574
Additions for tax positions of prior years	—	—	21
Settlements	—	(281)	—
Change in federal tax rate	(2,764)	—	—
Lapse of statute of limitations	—	—	—

Ending balance	$5,678	$7,544	$7,173

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2017, 2016 and 2015, Intevac recognized a net tax expense (benefit) for interest of $2,000, ($1,000) and $2,000, respectively. As of December 30, 2017 Intevac had $11,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and require significant judgment to apply. The material jurisdictions where Intevac is subject to potential examination by tax authorities for tax years after 2009 include the U.S. (Federal and California) and Singapore.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of $318,000 for the 2009 tax year in fiscal 2014 and $1.1 million for the 2010 tax year in fiscal 2015, respectively. In fiscal 2016, IRAS allowed the deduction of a portion of the challenged deductions and the Company received a partial refund of $517,000 of the contested taxes. Accordingly, the Company derecognized a portion of the tax accrual of approximately $281,000 by reducing the income tax provision by $281,000. The contested tax deposits of $743,000 and $871,000 are included in other long-term assets at December 30, 2017 and December 31, 2016, respectively, on the consolidated balance sheets. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

11. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $357,000 for fiscal 2017 and $310,000 for fiscal 2016. Intevac did not make any cash contributions for fiscal 2015. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $2.8 million, $295,000 and $219,000, respectively, for fiscal 2017, 2016 and 2015. In fiscal 2016 and 2015 the annual bonus for certain participants in the Company’s annual incentive plan was settled with RSUs with one year vesting. Charges for bonuses in the amount of $102,000, $490,000 and $324,000 for fiscal 2017, 2016 and 2015, respectively, were reported as stock-based compensation expense. In February 2017, 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted-average grant date fair value of $9.63 per share. In February 2016, 34 participants were granted stock awards to receive an aggregate of 266,000 shares of common stock with a weighted-average grant date fair value of $4.40 per share. See Note 2 “Equity-Based Compensation.”

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheet is $2.3 million of deferred rent as of December 30, 2017 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. Tenant improvement allowances are reimbursements received from the landlord for construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $600,000 for this lease. This standby letter of credit is secured with $600,000 of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.8 million, $3.8 million and $4.0 million for fiscal 2017, 2016, and 2015, respectively.

As of December 30, 2017, future minimum lease payments are as follows.

(in thousands)
2018	$3,154
2019	3,215
2020	2,858
2021	2,874
2022	2,960
Thereafter	3,816

$18,877

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Letters of Credit

As of December 30, 2017, we had letters of credit and bank guarantees outstanding totaling $1.0 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash.

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

The following table displays the activity in the warranty provision account for fiscal 2017 and 2016:

	2017	2016
	(in thousands)
Beginning balance	$1,007	$982
Expenditures incurred under warranties	(773)	(488)
Accruals for product warranties	854	943
Adjustments to previously existing warranty accruals	(94)	(430)

Ending balance	$994	$1,007

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

13. Segment and Geographic Information

Intevac’s two reportable segments are: Thin-film Equipment and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(in thousands)
Net evenues
Thin-film Equipment	$79,004	$45,253	$39,622
Photonics	33,843	34,871	35,538

Total segment net revenues	$112,847	$80,124	$75,160

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2017	2016	2015
	(in thousands)
Operating Profit (Loss)
Thin-film Equipment	$6,116	$(8,309)	$(9,345)
Photonics	3,900	5,813	5,206

Total segment operating profit (loss)	10,016	(2,496)	(4,139)

Unallocated costs	(5,168)	(5,067)	(4,599)

Operating income (loss)	4,848	(7,563)	(8,738)

Interest income	291	195	179
Other income (expense), net	82	178	(52)

Income (loss) before income taxes	$5,221	$(7,190)	$(8,611)

	2017	2016	2015
	(in thousands)
Depreciation and Amortization
Thin-film Equipment	$1,773	$2,710	$2,443
Photonics	1,750	1,736	1,737

Total segment depreciation and amortization	3,523	4,446	4,180

Unallocated costs	348	391	417

Total consolidated depreciation and amortization	$3,871	$4,837	$4,597

	2017	2016	2015
	(in thousands)
Capital Additions
Thin-film Equipment	$2,137	$700	$1,433
Photonics	1,643	2,463	749

Total segment capital additions	3,780	3,163	2,182

Unallocated	576	210	935

Total consolidated capital additions	$4,356	$3,373	$3,117

	2017	2016
	(in thousands)
Segment Assets
Thin-film Equipment	$52,156	$39,503
Photonics	16,364	16,071

Total segment assets	68,520	55,574

Cash and investments	42,488	48,238
Restricted cash	1,000	1,602
Deferred income taxes	4	3
Other current assets	1,001	997
Common property, plant and equipment	1,267	1,039
Other assets	743	871

Consolidated total assets	$115,023	$108,324

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic revenue information for fiscal 2017, 2016 and 2015 is based on the location of the customer. Revenue from unaffiliated customers by geographic region/country was as follows:

	2017	2016	2015
	(in thousands)
United States	$37,311	$42,048	$49,034
Asia (*)	73,525	37,143	23,855
Europe	884	933	2,271
Rest of World	1,127	—	—

Total net revenues	$112,847	$80,124	$75,160

(*)	Revenues are attributable to the geographic area in which Intevac’s customers are located. Net trade revenues in Asia include shipments to Singapore, China, Japan and Malaysia. Net trade revenues in Rest of World includes technology development revenue in Australia.

Net property, plant and equipment by geographic region at December 30, 2017 and December 31, 2016 was as follows:

	December 30,	December 31,
	2017	2016
	(in thousands)
United States	$12,363	$11,148
Asia	115	89

Net property, plant & equipment	$12,478	$11,237

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

As of December 30, 2017, activities related to the 2015 Plan were complete.

The changes in restructuring reserves associated with the cost reduction plan for fiscal 2015, are as follows.

2015
(in thousands)
Balance at the beginning of the year	$—
Provision for restructuring charges	148
Cash payments made	(148)

Balance at the end of the year	$—

15. Related Party Transaction

On November 12, 2015, Intevac entered into a Share Repurchase Agreement with Northern Right Capital Management, L.P. and certain of its affiliated funds, including on behalf of a managed account

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(collectively, “NRC”), whereby Intevac repurchased 1,483,171 shares of its common stock from NRC in a privately negotiated transaction at a purchase price of $4.98 per share, for an aggregate purchase price of $7.4 million. The repurchase was made in conjunction with Intevac’s stock repurchase program. Matthew Drapkin, a former member of Intevac’s Board of Directors, is a principal of NRC and a member of BC Advisors, LLC, which is the general partner of NRC.

16. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended
	Apr. 1, 2017	July 1, 2017	Sept. 30, 2017	Dec. 30, 2017
	(in thousands, except per share data)
Net sales	$30,388	$30,963	$26,726	$24,769
Gross profit	13,047	11,470	11,298	9,847
Net income (loss)	1,829	1,100	1,230	(41)
Basic net income (loss) per share	$0.09	$0.05	$0.06	$0.00
Diluted net income (loss) per share	$0.08	$0.05	$0.05	$0.00

	Three Months Ended
	Apr. 2, 2016	July 2, 2016	Oct. 1, 2016	Dec. 31, 2016
	(in thousands, except per share data)
Net sales	$13,664	$14,918	$22,559	$28,982
Gross profit	3,856	6,127	8,515	11,912
Net income (loss)	(6,305)	(3,490)	(481)	2,835
Basic net income (loss) per share	$(0.31)	$(0.17)	$(0.02)	$0.14
Diluted net income (loss) per share	$(0.31)	$(0.17)	$(0.02)	$0.13

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 30, 2017. BPM LLP, an independent registered public accounting firm, has audited the effectiveness of Intevac’s internal control over financial reporting and has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 30, 2017 and December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BPM LLP

San Jose, California
February 14, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans. The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 30, 2017.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
			(1)
Equity compensation plans approved by security holders (2)	3,695,312	$7.62	1,501,645
Equity compensation plans not approved by security holders	—	—	—

Total	3,695,312	$7.62	1,501,645

(1)	Excludes securities reflected in column (a).
(2)	Included in the column (c) amount are 335,938 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

The other information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2017” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (5)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7 (7)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.8+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.9 (8)	Director and Officer Indemnification Agreement

10.10+ (7)	The Registrant’s Executive Incentive Plan

10.11+ (9)	Offer Letter with Wendell Blonigan

10.12+ (9)	Severance Agreement with Wendell Blonigan

10.13+ (10)	Change in Control Agreement with Jay Cho dated December 10, 2013

Exhibit Number	Description

10.14+ (11)	Offer Letter with James Moniz

10.15+ (11)	Change in Control Agreement with James Moniz dated October 29, 2014

10.16+ (12)	Form of Change in Control Agreement

10.17 (13)	Share Repurchase Agreement, dated as of November 12, 2015, by and among Intevac, Inc., Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), and Becker Drapkin Partners SLV, Ltd.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 82)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 12, 2017.
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(10)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 15, 2016
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 12, 2015
(P)	Paper exhibit.
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2018.

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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 14, 2018
(Wendell T. Blonigan)	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 14, 2018
(James Moniz)	Administration, Chief Financial Officer
and Treasurer (Principal Financial
and Accounting Officer)

/s/ DAVID S. DURY	Chairman of Board	February 14, 2018
(David S. Dury)

/s/ THOMAS M. ROHRS	Director	February 14, 2018
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 14, 2018
(John F. Schaefer)