Form 10-Q
period 2018-03-31
INTEVAC INC
filed 2018-05-01
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On May 1, 2018, 22,360,973 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 30, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,306	$19,941
Short-term investments	19,093	15,698
Trade and other accounts receivable, net of allowances of $0 at both March 31, 2018 and at December 30, 2017	18,503	20,474
Inventories	35,573	33,792
Prepaid expenses and other current assets	2,306	2,524

Total current assets	91,781	92,429
Property, plant and equipment, net	12,180	12,478
Long-term investments	4,277	6,849
Restricted cash	1,000	1,000
Intangible assets, net of amortization of $7,038 at March 31, 2018 and $6,884 at December 30, 2017	1,349	1,503
Deferred income taxes and other long-term assets	783	764

Total assets	$111,370	$115,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,970	$3,949
Accrued payroll and related liabilities	3,605	6,818
Other accrued liabilities	9,845	7,688
Customer advances	11,708	11,026

Total current liabilities	30,128	29,481
Other long-term liabilities	2,724	2,879
Stockholders’ equity:
Common stock, $0.001 par value	22	22
Additional paid-in capital	180,070	177,521
Treasury stock, 4,845 shares at both March 31, 2018 and December 30, 2017	(28,489)	(28,489)
Accumulated other comprehensive income	566	490
Accumulated deficit	(73,651)	(66,881)

Total stockholders’ equity	78,518	82,663

Total liabilities and stockholders’ equity	$111,370	$115,023

Note: Amounts as of December 30, 2017 are derived from the December 30, 2017 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$15,472	$28,423
Technology development	2,502	1,965

Total net revenues	17,974	30,388
Cost of net revenues:
Systems and components	10,728	15,674
Technology development	2,371	1,667

Total cost of net revenues	13,099	17,341

Gross profit	4,875	13,047
Operating expenses:
Research and development	4,167	4,682
Selling, general and administrative	5,829	6,274

Total operating expenses	9,996	10,956

Income (loss) from operations	(5,121)	2,091
Interest income and other income (expense), net	145	110

Income (loss) before income taxes	(4,976)	2,201
Provision for income taxes	160	372

Net income (loss)	$(5,136)	$1,829

Net income (loss) per share:
Basic	$(0.23)	$0.09
Diluted	$(0.23)	$0.08
Weighted average common shares outstanding:
Basic	22,107	21,216
Diluted	22,107	22,790

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$(5,136)	$1,829

Other comprehensive income, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	(28)	4
Foreign currency translation gains	104	34

Other comprehensive income, before tax	76	38

Income tax provision related to items in other comprehensive income	—	—

Other comprehensive income, net of tax	76	38

Comprehensive income (loss)	$(5,060)	$1,867

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(5,136)	$1,829
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,043	1,015
Net amortization (accretion) of investment premiums and discounts	(18)	28
Equity-based compensation	817	1,077
Change in the fair value of acquisition-related contingent consideration	(1)	80
Changes in operating assets and liabilities	(752)	(6,010)

Total adjustments	1,089	(3,810)

Net cash used in operating activities	(4,047)	(1,981)
Investing activities
Purchases of investments	(10,161)	(3,944)
Proceeds from sales and maturities of investments	9,328	5,850
Purchases of leasehold improvements and equipment	(592)	(1,448)

Net cash provided by (used in) investing activities	(1,425)	458
Financing activities
Proceeds from issuance of common stock	2,065	1,083
Taxes paid related to net share settlement	(333)	(1,210)
Payment of acquisition-related contingent consideration	—	(2)

Net cash provided by (used in) financing activities	1,732	(129)

Effect of exchange rate changes on cash and cash equivalents	105	34

Net decrease in cash, cash equivalents and restricted cash	(3,635)	(1,618)
Cash, cash equivalents and restricted cash at beginning of period	20,941	28,645

Cash, cash equivalents and restricted cash at end of period	$17,306	$27,027

See accompanying notes.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Intevac, Inc. (together with its subsidiaries “Intevac” or the “Company”) is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), and photovoltaic (“PV”) solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment (“TFE”) and Photonics.

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 30, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with a date of the initial application of December 31, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 Form 10-K”). Intevac’s results of operations for the three months ended March 31, 2018 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncements

Recently Issued Accounting Standard Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The guidance states that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As stated within the guidance, the amendments in this update should be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. This update becomes effective in the first quarter of fiscal 2019. Early adoption is permitted. At this time, the Company is in the process of evaluating the impact of the provisions of ASU 2018-02 on its consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Adoption of New Accounting Standard

ASU 2014-09, Revenue—Revenue from Contracts with Customers. On December 31, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of the accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

In our TFE segment, a majority of our equipment sales revenue continues to be recognized when products are shipped from our manufacturing facilities. Revenue recognition for our equipment sales arrangements, which includes systems, technology upgrades, service and spare parts, remains materially consistent with our historical practice.

Under the new revenue standard, in our TFE segment, we recognize revenue for equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Our contracts with customers may include multiple performance obligations. For such arrangements, under the new revenue standard we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin. Under the new revenue standard, the expected costs associated with our base warranties continue to be recognized as expense when the equipment is sold.

Under the new revenue standard, in our Photonics segment, we recognize revenue for cost plus fixed fee (“CPFF”) and firm fixed priced (“FFP”) government contracts over time under the cost-to-cost method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

The majority of our contracts in our Photonics segment have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development and production). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Under the new revenue standard, in our Photonics segment, we recognize revenue for homogenous manufactured military products sold to the U.S. government and its contractors over time under the units-of-delivery method because of the continuous transfer of control to the customer. Intevac believes that the units-of-delivery method to be an appropriate measure for measuring progress for the manufactured units as an equal amount of value is individually transferred to the customer upon delivery. The Company previously recognized revenue for substantially all manufactured military products sold to the U.S. government and its contractors when the customers took delivery of the products, which was generally upon shipment.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The nature of our contracts in our Photonics segment gives rise to several types of variable consideration including tiered pricing. Allocation of contract revenues among Photonics military products, and the timing of the recognition of those revenues, is impacted by agreements with tiered pricing or variable rate structures. We include variable consideration in the estimated transaction price when there is a basis to reasonably estimate the amount of the consideration. These estimates are based on historical experience, anticipated performance and our best judgment at the time. Because of our certainty in estimating these amounts, they are included in the transaction price of our contracts and the associated remaining performance obligations.

Accounting for CPFF and FFP contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For these contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

We recorded a cumulative effect adjustment to the beginning balance of our consolidated December 31, 2017 balance sheet for the impact of the allocation and the timing of the recognition of revenues for an open Photonics military product agreement with a tiered pricing structure. This change will also result in increased revenue in subsequent periods from this agreement. The cumulative effect of the changes made to our consolidated December 31, 2017 balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	Balance at December 30, 2017	Adjustments Due to ASC 606	Balance at December 31, 2017
Other accrued liabilities	$7,688	$1,634	$9,322

Accumulated deficit	$(66,881)	$(1,634)	$(68,515)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations was as follows (in thousands):

Consolidated Statement of Operations

	For the Three Months Ended March 31, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net revenues:
Systems and components	$15,472	$15,343	$129
Technology development	2,502	2,502	—

Total net revenues	17,974	17,845	129
Cost of net revenues:
Systems and components	10,728	10,728	—
Technology development	2,371	2,371	—

Total cost of net revenues	13,099	13,099	—

Gross profit	4,875	4,746	129
Operating expenses:
Research and development	4,167	4,167	—
Selling, general and administrative	5,829	5,829	—

Total operating expenses	9,996	9,996	—

Loss from operations	(5,121)	(5,250)	129
Interest income and other income (expense), net	145	145	—

Loss before income taxes	(4,976)	(5,105)	129
Provision for income taxes	160	160	—

Net loss	$(5,136)	$(5,265)	$129

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select consolidated balance sheet line items was as follows (in thousands):

Consolidated Balance Sheet

	As of March 31, 2018
	As Reported	Balances without ASC 606	Effect of Change
Other accrued liabilities	$9,845	$8,340	$1,505

Total current liabilities	$30,128	$28,623	$1,505

Accumulated deficit	$(73,651)	$(72,146)	$(1,505)

Total stockholders’ equity	$78,518	$80,023	$(1,505)

3. Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and April 1, 2017 along with the reportable segment for each category. As noted above the prior period amounts have not been adjusted under the modified retrospective method.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Major Products and Service Lines

TFE	Three Months Ended March 31, 2018					Three Months Ended April 1, 2017
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$10,393	$1	$2	$10,396	$7,281	$12,787	$—	$20,068
Field service	2,355	—	38	2,393	1,408	—	8	1,416

Total TFE net revenues	$12,748	$1	$40	$12,789	$8,689	$12,787	$8	$21,484

	Three Months Ended
Photonics	March 31,2018	April 1,2017
	(In thousands)
Products:
Military products	$2,254	$6,705
Commercial products	—	46
Repair and other services	429	188

Total Photonics product net revenues	2,683	6,939
Technology development:
FFP	692	1,084
CPFF	1,790	881
Time and materials	20	—

Total technology development net revenues	2,502	1,965

Total Photonics net revenues	$5,185	$8,904

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	March 31, 2018			April 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,911	$4,762	$6,673	$613	$8,589	$9,202
Asia	10,878	—	10,878	20,871	—	20,871
Europe	—	293	293	—	315	315
Rest of World	—	130	130	—	—	—

Total net revenues	$12,789	$5,185	$17,974	$21,484	$8,904	$30,388

Timing of Revenue Recognition

	Three Months Ended
	March 31, 2018
	TFE	Photonics	Total
	(In thousands)
Products transferred at a point in time	$12,789	$429	$13,218
Products and services transferred over time	—	4,756	4,756

	$12,789	$5,185	$17,974

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for the three months ended March 31, 2018:

	March 31, 2018	December 30, 2017	Three Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$854	$1,368	$(514)

Contract liabilities:
Deferred revenue	$5,319	$5,190	$129
Customer advances	11,092	10,204	888

	$16,411	$15,394	$1,017

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,692	$1,346	$346
Retainage	288	281	7

	$1,980	$1,627	$353

Contract liabilities:
Deferred revenue	$1,602	$97	$1,505
Customer advances	616	822	(206)

	$2,218	$919	$1,299

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended March 31, 2018 contract assets in our TFE segment decreased by $514,000 primarily due to the final billing on two systems that completed installation and were accepted by the customer, offset by the accrual of revenue for an additional system delivered in the quarter that was pending acceptance as of March 31, 2018.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During the three months ended March 31, 2018 we recognized revenue in our TFE segment of $2.1 million and $39,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the three months ended March 31, 2018 contract assets in our TFE segment increased by $353,000 primarily due to the accrual of revenue for incurred costs under CPFF contracts.

Customer advances in our Photonics segment generally represent deposits from customers upon contract execution and upon achievement of contractual milestones which represents a contract liability. These deposits are liquidated when revenue is recognized. Deferred revenue in our Photonics segment includes $1.6 million deferred for the impact of the allocation and the timing of the recognition of revenues for a military product agreement with a tiered pricing structure. Deferred revenue in our Photonics segment also includes incurred costs under CPFF contracts pending approval of final indirect expense rates by the government and represents a contract liability. During the three months ended March 31, 2018 we recognized revenue in our Photonics segment of $206,000 and $129,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

On March 31, 2018 we had $66.9 million of remaining performance obligations, which we also refer to as total backlog. Backlog at March 31, 2018 consisted of $55.6 million of TFE backlog and $11.3 million of Photonics backlog. We expect to recognize approximately 78% of our remaining performance obligations as revenue in 2018, and the balance in 2019.

4. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,	December 30,
	2018	2017
	(In thousands)
Raw materials	$15,458	$19,881
Work-in-progress	15,622	9,433
Finished goods	4,493	4,478

	$35,573	$33,792

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

5. Equity-Based Compensation

At March 31, 2018, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 31, 2018 and April 1, 2017 was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Equity-based compensation by type of award:
Stock options	$134	$255
RSUs	406	718
Employee stock purchase plan	277	104

Total equity-based compensation	$817	$1,077

Beginning January 1, 2017, Intevac accounts for forfeitures as they occur, rather than by estimating expected forfeitures. The net cumulative effect of this change was recognized as a $1.1 million increase to the accumulated deficit as of January 1, 2017.

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

Option activity as of March 31, 2018 and changes during the three months ended March 31, 2018 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 30, 2017	2,925,861	$7.62
Options granted	106,375	$6.30
Options cancelled and forfeited	(339,812)	$9.84
Options exercised	(244,889)	$4.92

Options outstanding at March 31, 2018	2,447,535	$7.52

Options exercisable at March 31, 2018	1,643,807	$7.08

Intevac issued 216,988 shares under the ESPP during the three months ended March 31, 2018.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock Options:
Weighted-average fair value of grants per share	$2.30	$4.56
Expected volatility	41.97%	41.78%
Risk free interest rate	2.48%	1.38%
Expected term of options (in years)	4.23	2.54
Dividend yield	None	None
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.36	$2.74
Expected volatility	46.60%	40.66%
Risk free interest rate	1.82%	1.14%
Expected term of purchase rights (in years)	1.25	0.74
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 30, 2017	769,451	$7.84
Granted	40,188	$6.30
Vested	(140,716)	$9.44
Cancelled and forfeited	(46,945)	$7.77

Non-vested RSUs at March 31, 2018	621,978	$7.39

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In fiscal 2016, the annual bonus for certain participants in the Company’s annual incentive plan was settled with RSUs with one-year vesting. The bonus accrual was classified as a liability until the number of shares was determined on the date the awards were granted, at which time the Company classified the awards into equity. In February 2017, the annual 2016 bonus for certain participants was settled with RSUs with one-year vesting. 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted average grant date fair value of $9.63 per share. The Company recorded equity-based compensation expense related to the annual incentive plans of $102,000 for the three months ended April 1, 2017.

6. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of March 31, 2018, are as follows.

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(5,934)	$1,238
Photonics	1,215	(1,104)	111

	$8,387	$(7,038)	$1,349

Total amortization expense of finite-lived intangibles for the three months ended March 31, 2018 was $154,000.

As of March 31, 2018, future amortization expense is expected to be as follows.

(In thousands)
2018	$461
2019	615
2020	273

$1,349

7. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders a revenue earnout in cash on Intevac’s net revenue from commercial sales of certain products over a specified period, up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on March 31, 2018 based on forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statements of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Opening balance	$362	$759
Changes in fair value	(1)	80
Cash payments made	—	(2)

Closing balance	$361	$837

The following table displays the balance sheet classification of the contingent consideration liability account at March 31, 2018 and at December 30, 2017:

	March 31,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$221	$103
Other long-term liabilities	140	259

Total acquisition-related contingent consideration	$361	$362

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of March 31, 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$361	Discounted cash flow	Weighted average cost of capital	12.1%

8. Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its HDD manufacturing, DCP manufacturing and solar cell manufacturing the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the activity in the warranty provision account for the three-month periods ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Opening balance	$994	$1,007
Expenditures incurred under warranties	(236)	(142)
Accruals for product warranties issued during the reporting period	104	250
Adjustments to previously existing warranty accruals	4	(9)

Closing balance	$866	$1,106

The following table displays the balance sheet classification of the warranty provision account at March 31, 2018 and at December 30, 2017:

	March 31,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$646	$757
Other long-term liabilities	220	237

Total warranty provision	$866	$994

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Letters of Credit

As of March 31, 2018, we had letters of credit and bank guarantees outstanding totaling $1.0 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash.

10. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$10,284	$—	$—	$10,284
Money market funds	5,522	—	—	5,522
Commercial paper	500	—	—	500

Total cash and cash equivalents	$16,306	$—	$—	$16,306
Short-term investments:
Certificates of deposit	$4,150	$—	$4	$4,146
Commercial paper	3,090	—	—	3,090
Corporate bonds and medium-term notes	5,964	—	25	5,939
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	5,431	—	11	5,420

Total short-term investments	$19,135	$—	$42	$19,093
Long-term investments:
Corporate bonds and medium-term notes	$2,311	$—	$17	$2,294
U.S. treasury and agency securities	1,997	—	14	1,983

Total long-term investments	$4,308	$—	$31	$4,277

Total cash, cash equivalents, and investments	$39,749	$—	$73	$39,676

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2018.

	March 31, 2018
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$4,146	$4	$—	$—
Corporate bonds and medium-term notes	6,838	36	999	5
Municipal bonds	—	—	498	2
U.S. treasury and agency securities	6,908	26	—	—

	$17,892	$66	$1,497	$7

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at March 31, 2018 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,157	$25,115
Due after one through two years	4,308	4,277

	$29,465	$29,392

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 31, 2018.

	Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$5,522	$5,522	$—
U.S. treasury and agency securities	7,403	5,381	2,022
Certificates of deposit	4,146	—	4,146
Commercial paper	3,590	—	3,590
Corporate bonds and medium-term notes	8,233	—	8,233
Municipal bonds	498	—	498

Total recurring fair value measurements	$29,392	$10,903	$18,489

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of March 31, 2018 and December 30, 2017:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	March 31, 2018	December 30, 2017	March 31, 2018			December 30, 2017
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$873	$1,276		(a)	$5		(a)	$5

Total Hedges	$873	$1,276			$5			$5

(a)	Other accrued liabilities

12. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At March 31, 2018, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three months ended March 31, 2018 and April 1, 2017, respectively.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 and April 1, 2017, are as follows.

	Three Months Ended			Three Months Ended
	March 31, 2018			April 1, 2017
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$535	$(45)	$490	$343	$(22)	$321
Other comprehensive income before reclassification	104	(28)	76	34	4	38
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	104	(28)	76	34	4	38

Ending balance	$639	$(73)	$566	$377	$(18)	$359

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Net income (loss)	$(5,136)	$1,829

Weighted-average shares – basic	22,107	21,216
Effect of dilutive potential common shares	—	1,574

Weighted-average shares – diluted	22,107	22,790

Net income (loss) per share – basic	$(0.23)	$0.09

Net income (loss) per share – diluted	$(0.23)	$0.08

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	March 31,	April 1,
	2018	2017
	(In thousands)
Stock options to purchase common stock	2,448	452
RSUs	622	—
Employee stock purchase plan	673	—

14. Segment Reporting

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 31, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

The TFE segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the hard drive, solar cell and DCP industries, as well as other adjacent thin-film markets.

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images. Intevac provides sensors, cameras and systems for government applications such as night vision.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three months ended March 31, 2018 and April 1, 2017 is as follows:

Net Revenues

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
TFE	$12,789	$21,484
Photonics	5,185	8,904

Total segment net revenues	$17,974	$30,388

Operating Income (Loss)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
TFE	$(2,509)	$1,859
Photonics	(1,210)	1,465

Total segment operating profit (loss)	(3,719)	3,324
Unallocated costs	(1,402)	(1,233)

Income (loss) from operations	(5,121)	2,091
Interest income and other income (expense), net	145	110

Income (loss) before income taxes	$(4,976)	$2,201

Total assets for each reportable segment as of March 31, 2018 and December 30, 2017 are as follows:

Assets

	March 31, 2018	December 30, 2017
	(In thousands)
TFE	$52,055	$52,156
Photonics	15,733	16,364

Total segment assets	67,788	68,520

Cash, cash equivalents and investments	39,676	42,488
Restricted cash	1,000	1,000
Deferred income taxes	4	4
Other current assets	1,018	1,001
Common property, plant and equipment	1,122	1,267
Other assets	762	743

Consolidated total assets	$111,370	$115,023

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15. Income Taxes

Intevac recorded income tax provisions of $160,000 for the three months ended March 31, 2018 and of $372,000 for the three months ended April 1, 2017. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended March 31, 2018 Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”) and recorded $145,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended April 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Tax Reform was enacted on December 22, 2017. Tax Reform reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of Tax Reform; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes.

Additionally, Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries for tax years starting on or after January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy relating to deferred taxes.

The Company historically asserted its intent to reinvest substantially all of its foreign earnings in foreign operations indefinitely. The Company is still in the process of analyzing the impact that Tax Reform has on its indefinite reinvestment assertion. Accordingly, no additional income taxes or withholding taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any outside basis difference inherent in these entities.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $762,000 at March 31, 2018 and $743,000 at December 30, 2017 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

16. Restructuring Charges

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Plan occurred in the first quarter of fiscal 2018. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

The changes in restructuring reserves associated with the Plan for the three months ended March 31, 2018 are as follows.

Three Months Ended March 31, 2018
Severance and other employee- related costs (In thousands)
Beginning balance	$—
Provision for restructuring reserves	95
Cash payments made	(95)

Ending balance	$—

17. Commitments and Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2018 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 14, 2018, and our periodic Form 10-Q’s and Form 8-K’s.

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), and photovoltaic (“PV”) solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment (“TFE”) and Photonics.

Product development and manufacturing activities occur in North America and Asia. Intevac has field offices in Asia to support its TFE customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.

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

The following table presents certain significant measurements for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$17,974	$30,388	$(12,414)
Gross profit	$4,875	$13,047	$(8,172)
Gross margin percent	27.1%	42.9%	(15.8	) points
Net income (loss)	$(5,136)	$1,829	$(6,965)
Net income (loss) per diluted share	$(0.23)	$0.08	$(0.31)

Net revenues decreased during the first quarter of fiscal 2018 compared to the same period in the prior year primarily due to lower TFE sales and lower Photonics product sales, offset in part by higher Photonics technology development contracts. TFE recognized revenue on one 200 Lean® HDD system in the first quarter of fiscal 2018 compared to four VERTEX® coating systems for DCP and one 200 Lean HDD system in the first quarter of fiscal 2017. The Company reported a net loss for the first quarter of fiscal 2018 compared to net income for the first quarter of 2017 due to lower revenues and lower gross margins, offset in part by lower operating expenses as the Company recorded lower variable compensation expenses.

Intevac expects that HDD equipment sales will be approximately at the same levels as 2017 as a HDD manufacturer takes delivery of the two 200 Lean systems in backlog and we expect additional 200 Lean system orders. In 2018, Intevac expects follow on orders for our VERTEX coating systems for DCPs, however, revenue of VERTEX will be slightly lower than 2017. Of our twelve ENERGi systems in backlog, we expect to recognize revenue on six ENERGi implant systems in 2018, with the remaining six in revenue in 2019. Photonics will continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018, but at a lower rate than in 2017. Deliveries under the multi-year Apache arrangement were completed in 2017. With the completion of the Apache program, our Photonics revenue profile will be lower than 2017, and is now moving from a product-driven one to a funded research and development (“R&D”) revenue profile. For fiscal 2018, Intevac expects that Photonics margins will also be lower than fiscal 2017 as Photonics results will reflect a higher mix of lower margin contract R&D revenue.

Intevac’s trademarks, include the following: “200 Lean®,” “AccuLuber®,” “EBAPS®,” “ENERGi®,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC®” and “INTEVAC VERTEX®”.

Results of Operations

Net revenues

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands)
TFE	$12,789	$21,484	$(8,695)
Photonics
Products	2,683	6,939	(4,256)
Contract R&D	2,502	1,965	537

	5,185	8,904	(3,719)

Total net revenues	$17,974	$30,388	$(12,414)

TFE revenue for the three months ended March 31, 2018 included revenue recognized for one 200 Lean HDD system, disk equipment technology upgrades and spare parts. TFE revenue for the three months ended April 1, 2017 included revenue recognized for four VERTEX coating systems for DCP and one 200 Lean HDD system, disk equipment technology upgrades and spare parts.

Photonics revenue for the three months ended March 31, 2018 decreased compared to the same period in the prior year as a result of lower product sales, offset in part by higher contract R&D work.

Backlog

	March 31, 2018	December 30, 2017	April 1, 2017
	(In thousands)
TFE	$55,589	$51,719	$56,233
Photonics	11,261	12,302	16,731

Total backlog	$66,850	$64,021	$72,964

TFE backlog at March 31, 2018 includes two 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Three of the twelve ENERGi systems have been delivered to the customer’s fab and are awaiting installation. Delivery of the remaining nine tools is pending finalization of shipment dates with the customer. TFE backlog at December 30, 2017 included three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. TFE backlog at April 1, 2017 included three 200 Lean systems, fourteen ENERGi solar ion implant systems and one MATRIX implant pilot system.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	March 31, 2018			April 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,911	$4,762	$6,673	$613	$8,589	$9,202
Asia	10,878	—	10,878	20,871	—	20,871
Europe	—	293	293	—	315	315
Rest of World	—	130	130	—	—	—

Total net revenues	$12,789	$5,185	$17,974	$21,484	$8,904	$30,388

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2018 versus 2017 reflected lower Photonics product sales, offset in part by higher Photonics contract R&D work. Sales to the Asia region in 2018 included one 200 Lean system versus four VERTEX coating systems for DCP and one 200 Lean system in 2017. Sales to the Europe region in 2018 and 2017 were not significant. Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program which is funded by the U.S. government and several foreign nation coalition partners.

Gross profit

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$4,555	$9,255	$(4,700)
% of TFE net revenues	35.6%	43.1%
Photonics gross profit	$320	$3,792	$(3,472)
% of Photonics net revenues	6.2%	42.6%
Total gross profit	$4,875	$13,047	$(8,172)
% of net revenues	27.1%	42.9%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 35.6% in the three months ended March 31, 2018 compared to 43.1% in the three months ended April 1, 2017. The decrease in margins was due to lower revenue levels and lower factory absorption. Gross margins in the TFE business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 6.2% in the three months ended March 31, 2018 compared to 42.6% in the three months ended April 1, 2017. Lower Photonics gross margins for the three months ended March 31, 2018 reflected lower revenue levels, a higher mix of lower margin contract R&D work and loss provisions taken on certain FFP contracts.

Research and development

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands)
Research and development expense	$4,167	$4,682	$(515)

Research and development spending in TFE during the three months ended March 31, 2018 increased slightly compared to the three months ended April 1, 2017. TFE spending consisted primarily of semiconductor Fan-out, DCP and PV development. Research and development spending decreased in Photonics during the three months ended March 31, 2018 as compared to the three months ended April 1, 2017. Research and development expenses do not include costs of $2.4 million and $1.7 million for the three-month periods ended March 31, 2018 and April 1, 2017, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,829	$6,274	$(445)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended March 31, 2018 decreased compared to the three months ended April 1, 2017 primarily due to lower variable compensation costs, lower legal expenses for patent applications and lower spending for strategic consulting.

Cost reduction plans

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the Plan was $95,000 of which $61,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. Substantially all cash outlays in connection with the Plan were completed in the first quarter of fiscal 2018. Implementation of the Plan is expected to reduce salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

Interest income and other income (expense), net

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$145	$110	$35

Interest income and other income (expense), net in the three months ended March 31, 2018 included $102,000 of interest income on investments, $55,000 of earnout income from a divestiture and various other income of $17,000, offset in part by $29,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended April 1, 2017 included $56,000 of interest income on investments, $45,000 of earnout income from a divestiture and various other income of $53,000, offset in part by $44,000 of foreign currency losses. The increase in interest income in the three months ended March 31, 2018 resulted from higher interest rates offset in part by lower invested balances.

Income tax provision

	Three Months Ended
	March 31, 2018	April 1, 2017	Change over prior period
	(In thousands)
Income tax provision	$160	$372	$(212)

Intevac recorded income tax provisions of $160,000 for the three months ended March 31, 2018 and of $372,000 for the three months ended April 1, 2017. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three months ended March 31, 2018 Intevac utilized net operating loss carry-forwards to offset the impact of the GILTI and recorded $145,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three months ended April 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At March 31, 2018, Intevac had $40.7 million in cash, cash equivalents, restricted cash and investments compared to $43.5 million at December 30, 2017. During the first three months of 2018, cash, cash equivalents, restricted cash and investments decreased by $2.8 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	March 31, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$16,306	$19,941
Restricted cash	1,000	1,000
Short-term investments	19,093	15,698
Long-term investments	4,277	6,849

Total cash, cash equivalents, restricted cash and investments	$40,676	$43,488

Operating activities used cash of $4.0 million during the first three months of 2018 and used cash of $2.0 million during the first three months of 2017. Lower operating cash flow the first three months of 2018 was a result of the recognition of a net loss and additional investments in working capital.

Accounts receivable totaled $18.5 million at March 31, 2018 compared to $20.5 million at December 30, 2017. Net inventories totaled $35.6 million at March 31, 2018 compared to $33.8 million at December 30, 2017. Net inventories at both March 31, 2018 and December 30, 2017 include three ENERGi implant systems at a customer site for which installation procedures have not begun and five ENERGi implant systems in work in process that are virtually complete, pending customer shipment. Accounts payable totaled $5.0 million at March 31, 2018 compared to $3.9 million at December 30, 2017. Accrued payroll and related liabilities decreased to $3.6 million at March 31, 2018 compared to $6.8 million at December 30, 2017 due primarily to the settlement of 2017 bonuses. Other accrued liabilities increased to $9.8 million at March 31, 2018 compared to $7.7 million at December 30, 2017. Customer advances increased from $11.0 million at December 30, 2017 to $11.7 million at March 31, 2018, primarily due to the recognition of new orders, offset in part by the recognition of revenue.

Investing activities used cash of $1.4 million during the first three months of 2018. Purchases of investments net of proceeds from sales totaled $833,000. Capital expenditures for the three months ended March 31, 2018 were $592,000.

Financing activities generated cash of $1.7 million in the first three months of 2018. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.1 million. Tax payments related to the net share settlement of restricted stock units were $333,000.

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

As of March 31, 2018, approximately $6.3 million of cash and cash equivalents and $2.8 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5.0 million to $6.0 million in capital expenditures during the remainder of 2018.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.0 million as of March 31, 2018. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 14, 2018. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on February 14, 2018. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the during the three months ended March 31, 2018.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at March 31, 2018.

	2018	2019	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$5,522	$—	$5,522	$5,522
Weighted-average rate	1.45%	—
Fixed rate amounts	$500	—	$500	$500
Weighted-average rate	1.64%	—
Short-term investments
Fixed rate amounts	$15,171	$3,964	$19,135	$19,093
Weighted-average rate	1.75%	2.13%
Long-term investments
Fixed rate amounts	$—	$4,308	$4,308	$4,277
Weighted-average rate	—	2.04%
Total investment portfolio	$21,193	$8,272	$29,465	$29,392

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Intevac’s foreign currency derivatives was $873,000 at March 31, 2018 and $1.3 million at December 30, 2017.

Item  4. Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 31, 2018, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in internal controls over financial reporting

Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

Tax Reform was enacted on December 22, 2017 and significantly reforms the InternalRevenue Code of 1986, as amended. Tax Reform contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of Tax Reform is uncertain, and the combined Company’s business and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At March 31, 2018, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended March 31, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item  6. Exhibits

The following exhibits are filed herewith:

Exhibit
Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended (1) +

10.2	The Registrant’s 2012 Equity Incentive Plan, as amended (1) +

10.3	Change in Control Agreement with Timothy Justyn dated March 2, 2018 +

10.4	Separation Agreement with Andres Brugal dated February 15, 2018 +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: May 1, 2018	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2018	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)