Form 10-Q
period 2018-06-30
INTEVAC INC
filed 2018-07-31
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 27, 2018, 22,583,325 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 30, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$13,731	$19,941
Short-term investments	20,069	15,698
Trade and other accounts receivable, net of allowances of $0 at both June 30, 2018 and at December 30, 2017	24,691	20,474
Inventories	33,036	33,792
Prepaid expenses and other current assets	2,434	2,524

Total current assets	93,961	92,429
Property, plant and equipment, net	11,079	12,478
Long-term investments	4,279	6,849
Restricted cash	1,000	1,000
Intangible assets, net of amortization of $7,191 at June 30, 2018 and $6,884 at December 30, 2017	1,196	1,503
Deferred income taxes and other long-term assets	746	764

Total assets	$112,261	$115,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,218	$3,949
Accrued payroll and related liabilities	4,825	6,818
Other accrued liabilities	10,538	7,688
Customer advances	10,552	11,026

Total current liabilities	31,133	29,481
Other long-term liabilities	2,542	2,879
Stockholders’ equity:
Common stock, $0.001 par value	23	22
Additional paid-in capital	180,426	177,521
Treasury stock, 4,845 shares at both June 30, 2018 and December 30, 2017	(28,489)	(28,489)
Accumulated other comprehensive income	444	490
Accumulated deficit	(73,818)	(66,881)

Total stockholders’ equity	78,586	82,663

Total liabilities and stockholders’ equity	$112,261	$115,023

Note: Amounts as of December 30, 2017 are derived from the December 30, 2017 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$23,335	$29,863	$38,807	$58,286
Technology development	2,763	1,100	5,265	3,065

Total net revenues	26,098	30,963	44,072	61,351
Cost of net revenues:
Systems and components	13,868	18,345	24,596	34,018
Technology development	2,469	1,148	4,840	2,816

Total cost of net revenues	16,337	19,493	29,436	36,834

Gross profit	9,761	11,470	14,636	24,517
Operating expenses:
Research and development	4,984	4,418	9,151	9,100
Selling, general and administrative	4,712	5,713	10,541	11,987

Total operating expenses	9,696	10,131	19,692	21,087
Income (loss) from operations	65	1,339	(5,056)	3,430
Interest income and other income (expense), net	133	127	278	237

Income (loss) before income taxes	198	1,466	(4,778)	3,667
Provision for income taxes	365	366	525	738

Net income (loss)	$(167)	$1,100	$(5,303)	$2,929

Net income (loss) per share:
Basic	$(0.01)	$0.05	$(0.24)	$0.14
Diluted	$(0.01)	$0.05	$(0.24)	$0.13

Weighted average common shares outstanding:
Basic	22,461	21,495	22,284	21,356
Diluted	22,461	23,209	22,284	22,999

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$(167)	$1,100	$(5,303)	$2,929

Other comprehensive income (loss), before tax:
Change in unrealized net loss on available-for-sale investments	22	(1)	(6)	3
Foreign currency translation gains (losses)	(144)	41	(40)	75

Other comprehensive income (loss), before tax	(122)	40	(46)	78
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(122)	40	(46)	78

Comprehensive income (loss)	$(289)	$1,140	$(5,349)	$3,007

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(5,303)	$2,929
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,557	1,973
Net amortization of investment premiums and discounts	(42)	54
Equity-based compensation	1,602	1,864
Change in the fair value of acquisition-related contingent consideration	8	102
Deferred income taxes	—	(1)
Loss on disposal of fixed assets	442	—
Changes in operating assets and liabilities	(3,598)	(10,937)

Total adjustments	969	(6,945)

Net cash and cash equivalents used in operating activities	(4,334)	(4,016)

Investing activities
Purchases of investments	(17,743)	(15,608)
Proceeds from sales and maturities of investments	15,978	14,967
Purchases of leasehold improvements and equipment	(1,375)	(2,553)

Net cash and cash equivalents used in investing activities	(3,140)	(3,194)

Financing activities
Net proceeds from issuance of common stock	2,118	1,452
Taxes paid related to net share settlement	(814)	(1,985)
Payment of acquisition-related contingent consideration	—	(2)

Net cash and cash equivalents provided by (used in) financing activities	1,304	(535)
Effect of exchange rate changes on cash and cash equivalents	(40)	75

Net decrease in cash, cash equivalents and restricted cash	(6,210)	(7,670)
Cash, cash equivalents and restricted cash at beginning of period	20,941	28,645

Cash, cash equivalents and restricted cash at end of period	$14,731	$20,975

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Intevac, Inc. (together with its subsidiaries “Intevac,” the “Company” or “we”) is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), and photovoltaic (“PV”) solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment (“TFE”) and Photonics.

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 30, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with a date of the initial application of December 31, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 Form 10-K”). Intevac’s results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.	Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We plan to adopt the standard as of December 30, 2018, the beginning of fiscal 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also plan to elect the proposed practical expedient that will allow us to apply the new lease guidance at its effective date, December 30, 2018, without adjusting the comparative financial statements.

We are currently completing the assessment phase of the implementation project and are finalizing our review of the impact of adoption. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our results of operations, equity, or cash flows.

Adoption of New Accounting Standard

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

Under the new revenue standard, in our TFE segment, we recognize revenue for equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Our contracts with customers may include multiple performance obligations. For such arrangements, under the new revenue standard we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost plus margin. Under the new revenue standard, the expected costs associated with our base warranties continue to be recognized as expense when the equipment is sold.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under the new revenue standard, in our Photonics segment, we recognize revenue for homogenous manufactured military products sold to the U.S. government and its contractors over time under the units-of-delivery method because of the continuous transfer of control to the customer. Intevac believes that the units-of-delivery method is an appropriate measure for measuring progress for the manufactured units as an equal amount of value is individually transferred to the customer upon delivery. The Company previously recognized revenue for substantially all manufactured military products sold to the U.S. government and its contractors when the customers took delivery of the products, which was generally upon shipment.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select condensed consolidated statement of operations line items was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018
	As Reported	Balances without ASC 606	Effect of Change	As Reported	Balances without ASC 606	Effect of Change
	(In thousands)
Systems and components revenues	$23,335	$23,235	$100	$38,807	$38,578	$229

Total net revenues	$26,098	$25,998	$100	$44,072	$43,843	$229

Gross profit	$9,761	$9,661	$100	$14,636	$14,407	$229

Income (loss) from operations	$65	$(35)	$100	$(5,056)	$(5,285)	$229

Income (loss) before income taxes	$198	$98	$100	$(4,778)	$(5,007)	$229

Net loss	$(167)	$(267)	$100	$(5,303)	$(5,532)	$229

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select condensed consolidated balance sheet line items was as follows (in thousands):

	As of June 30, 2018
	As Reported	Balances without ASC 606	Effect of Change
Other accrued liabilities	$10,538	$9,133	$1,405

Total current liabilities	$31,133	$29,728	$1,405

Accumulated deficit	$(73,818)	$(72,413)	$(1,405)

Total stockholders’ equity	$78,586	$79,991	$(1,405)

3.	Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and July 1, 2017 along with the reportable segment for each category. As noted above, the prior period amounts have not been adjusted under the modified retrospective method.

Major Products and Service Lines

TFE	Three Months Ended June 30, 2018					Three Months Ended July 1, 2017
				(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$19,221	$—	$1	$19,222	$11,975	$351	$8,996	$21,322
Field service	1,625	—	1	1,626	1,104	—	—	1,104

Total TFE net revenues	$20,846	$—	$2	$20,848	$13,079	$351	$8,996	$22,426

	Six Months Ended June 30, 2018					Six Months Ended July 1, 2017
				(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$29,614	$1	$3	$29,618	$19,256	$13,138	$8,996	$41,390
Field service	3,980	—	39	4,019	2,520	—	—	2,520

Total TFE net revenues	$33,594	$1	$42	$33,637	$21,776	$13,138	$8,996	$43,910

	Three Months Ended		Six Months Ended
Photonics	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Products:
Military products	$2,145	$7,213	$4,399	$13,920
Commercial products	54	16	54	62
Repair and other services	288	208	717	394

Total Photonics product net revenues	2,487	7,437	5,170	14,376
Technology development:
CPFF	2,220	187	4,010	1,068
FFP	540	913	1,232	1,997
Time and materials	3	—	23	—

Total technology development net revenues	2,763	1,100	5,265	3,065

Total Photonics net revenues	$5,250	$8,537	$10,435	$17,441

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	June 30, 2018			July 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,351	$4,998	$6,349	$2,050	$8,333	$10,383
Asia	19,497	31	19,528	20,376	8	20,384
Europe	—	187	187	—	196	196
Rest of World	—	34	34	—	—	—

Total net revenues	$20,848	$5,250	$26,098	$22,426	$8,537	$30,963

	Six Months Ended			Six Months Ended
	June 30, 2018			July 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$3,262	$9,760	$13,022	$2,663	$16,922	$19,585
Asia	30,375	31	30,406	41,247	8	41,255
Europe	—	480	480	—	511	511
Rest of World	—	164	164	—	—	—

Total net revenues	$33,637	$10,435	$44,072	$43,910	$17,441	$61,351

Timing of Revenue Recognition

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$20,848	$288	$21,136	$33,637	$717	$34,354
Products and services transferred over time	—	4,962	4,962	—	9,718	9,718

	$20,848	$5,250	$26,098	$33,637	$10,435	$44,072

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended June 30, 2018:

	June 30, 2018	December 30, 2017	Six Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$529	$1,368	$(839)

Contract liabilities:
Deferred revenue	$5,246	$5,190	$56
Customer advances	9,672	10,204	(532)

	$14,918	$15,394	$(476)

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,523	$1,346	$177
Retainage	294	281	13

	$1,817	$1,627	$190

Contract liabilities:
Deferred revenue	$1,443	$97	$1,346
Customer advances	880	822	58

	$2,323	$919	$1,404

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended June 30, 2018, contract assets in our TFE segment decreased by $839,000 primarily due to the final billing on four systems that were pending acceptance as of December 30, 2017 that completed installation and were accepted by the customer, offset by the accrual of revenue for an additional two systems delivered during the first half of fiscal 2018 that were pending acceptance as of June 30, 2018.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. We have elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as we do not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During the six months ended June 30, 2018, we recognized revenue in our TFE segment of $6.6 million and $69,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the six months ended June 30, 2018, contract assets in our Photonics segment increased by $190,000 primarily due to the accrual of revenue for incurred costs under CPFF contracts.

Customer advances in our Photonics segment generally represent deposits from customers upon contract execution and upon achievement of contractual milestones which represents a contract liability. These deposits are liquidated when revenue is recognized. Deferred revenue in our Photonics segment includes $1.4 million deferred for the impact of the allocation and the timing of the recognition of revenues for a military product agreement with a tiered pricing structure. Deferred revenue in our Photonics segment also includes incurred costs under CPFF contracts pending approval of final indirect expense rates by the government and represents a contract liability. During the six months ended June 30, 2018, we recognized revenue in our Photonics segment of $206,000 and $229,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

On June 30, 2018 we had $64.6 million of remaining performance obligations, which we also refer to as total backlog. Backlog at June 30, 2018 consisted of $54.2 million of TFE backlog and $10.3 million of Photonics backlog. We expect to recognize approximately 72.8% of our remaining performance obligations as revenue in 2018, and the balance in 2019.

4.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 30,	December 30,
	2018	2017
	(In thousands)
Raw materials	$16,106	$19,881
Work-in-progress	12,622	9,433
Finished goods	4,308	4,478

	$33,036	$33,792

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Finished goods inventory consists primarily of completed systems at customer sites that are undergoing installation and acceptance testing.

5.	Equity-Based Compensation

At June 30, 2018, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three and six months ended July 30, 2018 and July 1, 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Equity-based compensation by type of award:
Stock options	$216	$202	$350	$458
RSUs	230	495	636	1,212
Employee stock purchase plan	339	90	616	194

Total equity-based compensation	$785	$787	$1,602	$1,864

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

Option activity as of June 30, 2018 and changes during the six months ended June 30, 2018 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 30, 2017	2,925,861	$7.62
Options granted	384,875	$5.15
Options cancelled and forfeited	(667,384)	$9.60
Options exercised	(256,889)	$4.89

Options outstanding at June 30, 2018	2,386,463	$6.96

Options exercisable at June 30, 2018	1,643,069	$6.84

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Intevac issued 216,988 shares under the ESPP during the six months ended June 30, 2018.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock Options:
Weighted-average fair value of grants per share	$1.87	$4.64	$1.99	$4.63
Expected volatility	44.50%	41.79%	43.80%	40.43%
Risk free interest rate	2.58%	1.87%	2.58%	1.77%
Expected term of options (in years)	4.5	4.4	4.5	4.1
Dividend yield	None	None	None	None

	Six Months Ended
	June 30, 2018	July 1, 2017
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.36	$2.74
Expected volatility	46.60%	40.66%
Risk free interest rate	1.82%	1.14%
Expected term of purchase rights (in years)	1.25	0.74
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 30, 2017	769,451	$7.84
Granted	196,291	$5.07
Vested	(422,236)	$7.12
Cancelled and forfeited	(90,880)	$8.92

Non-vested RSUs at June 30, 2018	452,626	$7.10

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

6.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of June 30, 2018, are as follows.

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(6,077)	$1,095
Photonics	1,215	(1,114)	101

	$8,387	$(7,191)	$1,196

Total amortization expense of finite-lived intangibles for the three and six months ended June 30, 2018 was $154,000 and $307,000.

As of June 30, 2018, future amortization expense is expected to be as follows.

(In thousands)
2018	$307
2019	615
2020	274

$1,196

7.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on June 30, 2018 based on forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. As of June 30, 2018, payments made associated with the revenue earnout obligation have not been significant.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statements of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Opening balance	$361	$837	$362	$759
Changes in fair value	9	22	8	102
Cash payments made	—	—	—	(2)

Closing balance	$370	$859	$370	$859

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at June 30, 2018 and at December 30, 2017:

	June 30,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$370	$103
Other long-term liabilities	—	259

Total acquisition-related contingent consideration	$370	$362

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of June 30, 2018. Significant increases (or decreases) in any of these inputs in isolation would result in a significantly lower (or higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands, except for percentages)
Revenue Earnout	$370	Discounted cash flow	Weighted average cost of capital	12.1%

8.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its HDD, DCP and solar cell manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Opening balance	$866	$1,106	$994	$1,007
Expenditures incurred under warranties	(182)	(138)	(418)	(280)
Accruals for product warranties issued during the reporting period	174	256	278	506
Adjustments to previously existing warranty accruals	53	(4)	57	(13)

Closing balance	$911	$1,220	$911	$1,220

The following table displays the balance sheet classification of the warranty provision account at June 30, 2018 and at December 30, 2017:

	June 30,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$685	$757
Other long-term liabilities	226	237

Total warranty provision	$911	$994

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Guarantees

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

Letters of Credit

As of June 30, 2018, we had letters of credit and bank guarantees outstanding totaling $1.0 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash.

10.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 30, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$8,563	$—	$—	$8,563
Money market funds	5,168	—	—	5,168

Total cash and cash equivalents	$13,731	$—	$—	$13,731
Short-term investments:
Certificates of deposit	$7,145	$2	$2	$7,145
Commercial paper	493	—	—	493
Corporate bonds and medium-term notes	6,060	—	25	6,035
Municipal bonds	500	—	1	499
U.S. treasury and agency securities	5,912	—	15	5,897

Total short-term investments	$20,110	$2	$43	$20,069
Long-term investments:
Corporate bonds and medium-term notes	$2,792	$4	$5	$2,791
Municipal bonds	499	—	2	497
U.S. treasury and agency securities	998	—	7	991

Total long-term investments	$4,289	$4	$14	$4,279

Total cash, cash equivalents, and investments	$38,130	$6	$57	$38,079

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 30, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$13,195	$—	$—	$13,195
Money market funds	6,746	—	—	6,746

Total cash and cash equivalents	$19,941	$—	$—	$19,941
Short-term investments:
Certificates of deposit	$2,500	$1	$1	$2,500
Commercial paper	3,291	—	—	3,291
Corporate bonds and medium-term notes	4,502	—	5	4,497
Municipal bonds	500	—	3	497
U.S. treasury and agency securities	4,917	—	4	4,913

Total short-term investments	$15,710	$1	$13	$15,698
Long-term investments:
Asset backed securities	$500	$—	$—	$500
Corporate bonds and medium-term notes	4,384	—	21	4,363
U.S. treasury and agency securities	1,998	—	12	1,986

Total long-term investments	$6,882	$—	$33	$6,849

Total cash, cash equivalents, and investments	$42,533	$1	$46	$42,488

The contractual maturities of available-for-sale securities at June 30, 2018 are presented in the following table.

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,278	$25,237
Due after one through two years	4,289	4,279

	$29,567	$29,516

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 30, 2018.

	June 30, 2018
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$3,898	$2	$—	$—
Corporate bonds and medium-term notes	6,011	25	1,356	5
Municipal bonds	497	2	499	1
U.S. treasury and agency securities	3,270	20	597	2

	$13,676	$49	$2,452	$8

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of June 30, 2018.

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$5,168	$5,168	$—
U.S. treasury and agency securities	6,888	5,893	995
Certificates of deposit	7,145	—	7,145
Commercial paper	493	—	493
Corporate bonds and medium-term notes	8,826	—	8,826
Municipal bonds	996	—	996

Total recurring fair value measurements	$29,516	$11,061	$18,455

11.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of June 30, 2018 and December 30, 2017:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	June 30, 2018	December 30, 2017	June 30, 2018			December 30, 2017
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,106	$1,276	(a	)	$4	(a	)	$5

Total Hedges	$1,106	$1,276			$4			$5

(a)	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At June 30, 2018, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three and six months ended June 30, 2018 and July 1, 2017.

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

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2018 and July 1, 2017, are as follows.

	Three Months Ended			Six Months Ended
	June 30, 2018
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$639	$(73)	$566	$535	$(45)	$490
Other comprehensive income (loss) before reclassification	(144)	22	(122)	(40)	(6)	(46)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(144)	22	(122)	(40)	(6)	(46)

Ending balance	$495	$(51)	$444	$495	$(51)	$444

	Three Months Ended			Six Months Ended
	July 1, 2017
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$377	$(18)	$359	$343	$(22)	$321
Other comprehensive income (loss) before reclassification	41	(1)	40	75	3	78
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	41	(1)	40	75	3	78

Ending balance	$418	$(19)	$399	$418	$(19)	$399

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands, except per share amounts)
Net income (loss)	$(167)	$1,100	$(5,303)	$2,929

Weighted-average shares – basic	22,461	21,495	22,284	21,356
Effect of dilutive potential common shares	—	1,714	—	1,643

Weighted-average shares – diluted	22,461	23,209	22,284	22,999

Net income (loss) per share – basic	$(0.01)	$0.05	$(0.24)	$0.14

Net income (loss) per share –diluted	$(0.01)	$0.05	$(0.24)	$0.13

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Stock options to purchase common stock	2,386	398	2,386	542
RSUs	453	—	453	—
Employee stock purchase plan	653	—	653	—

14.	Segment Reporting

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 30, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and six months ended June 30, 2018 and July 1, 2017 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
TFE	$20,848	$22,426	$33,637	$43,910
Photonics	5,250	8,537	10,435	17,441

Total segment net revenues	$26,098	30,963	$44,072	$61,351

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
TFE	$1,220	$1,749	$(1,289)	$3,608
Photonics	(444)	764	(1,654)	2,228

Total income (loss) from segment operations	776	2,513	(2,943)	5,836

Unallocated costs	(711)	(1,174)	(2,113)	(2,406)

Income (loss) from operations	65	1,339	(5,056)	3,430
Interest income and other income (expense), net	133	127	278	237

Income (loss) before income taxes	$198	$1,466	$(4,778)	$3,667

Total assets for each reportable segment as of June 30, 2018 and December 30, 2017 are as follows:

Assets

	June 30, 2018	December 30, 2017
	(In thousands)
TFE	$54,084	$52,156
Photonics	15,888	16,364

Total segment assets	69,972	68,520

Cash, cash equivalents and investments	38,079	42,488
Restricted cash	1,000	1,000
Deferred income taxes	4	4
Other current assets	1,347	1,001
Common property, plant and equipment	1,134	1,267
Other assets	725	743

Consolidated total assets	$112,261	$115,023

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15.	Income Taxes

Intevac recorded income tax provisions of $365,000 and $525,000 for the three and six months ended June 30, 2018, respectively, and $366,000 and $738,000 for the three and six months ended July 1, 2017, respectively. The income tax provisions for the three and six months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six months ended June 30, 2018 Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”) and recorded discrete items for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary. For the three and six months ended July 1, 2017 Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Tax Reform was enacted on December 22, 2017. Tax Reform reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At June 30, 2018, we have not completed our accounting for the tax effects of enactment of Tax Reform; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes.

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

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $725,000 at June 30, 2018 and $743,000 at December 30, 2017 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

16.	Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

17.	Restructuring Charges

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

The changes in restructuring reserves associated with the Plan for the six months ended June 30, 2018 are as follows.

Six Months Ended June 30, 2018
Severance and other employee- related costs (In thousands)
Beginning balance	$—
Provision for restructuring reserves	95
Cash payments made	(95)

Ending balance	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2018 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue; and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 14, 2018, and our periodic reports on Form 10-Q and current reports Form 8-K.

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

The following table presents certain significant measurements for the three and six months ended June 30, 2018 and July 1, 2017:

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$26,098	$30,963	$(4,865)	$44,072	$61,351	$(17,279)
Gross profit	$9,761	$11,470	$(1,709)	$14,636	$24,517	$(9,881)
Gross margin percent	37.4%	37.0%	0.4 points	33.2%	40.0%	(6.8) points
Income (loss) from operations	$65	$1,339	$(1,274)	$(5,056)	$3,430	$(8,486)
Net income (loss)	$(167)	$1,100	$(1,267)	$(5,303)	$2,929	$(8,232)
Net income (loss) per diluted share	$(0.01)	$0.05	$(0.06)	$(0.24)	$0.13	$(0.37)

Net revenues for the second quarter of fiscal 2018 decreased compared to the same period in the prior year primarily due to lower equipment sales to PV manufacturers and lower Photonics product sales offset in part by higher equipment sales to HDD manufacturers and higher Photonics contract research and development (“R&D”). TFE recognized revenue on two 200 Lean® HDD systems in the second quarter of fiscal 2018. TFE recognized revenue on one 200 Lean HDD system, one pilot INTEVAC MATRIX® solar ion implant system and two ENERGi® solar ion implant systems in the second quarter of fiscal 2017. The Company reported a net loss for the second quarter of fiscal 2018 compared to net income for the second quarter of 2017 due to lower revenues, lower gross profit and increased spending on research and development, offset in part by lower selling, general and administrative expenses.

Net revenues for the first six months of fiscal 2018 decreased compared to the same period in the prior year primarily due to lower equipment sales to PV and cell phone manufacturers and lower Photonics product sales, offset in part by higher equipment sales to HDD manufacturers and higher Photonics contract R&D. TFE recognized revenue in the first half of fiscal 2018 on three 200 Lean HDD systems. TFE recognized revenue in the first half of fiscal 2017 on two 200 Lean HDD systems, one pilot INTEVAC MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX® coating systems for DCP. The Company reported a net loss for the first half of fiscal 2018 compared to net income for the first half of fiscal 2017 due to lower revenues, lower gross profit and increased spending on research and development, offset in part by lower selling, general and administrative expenses.

Intevac expects that HDD equipment sales will be approximately at the same levels as 2017 as our HDD customers take delivery of fewer systems but more upgrades. In 2018, Intevac expects sales of new TFE products will be below the levels we achieved in 2017. We expect follow on orders for our VERTEX coating system for DCPs and we expect to recognize revenue on six of the twelve ENERGi implant systems that are currently in backlog. Photonics will continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018. Deliveries under the multi-year Apache arrangement were completed in 2017. With the completion of the Apache program, our Photonics revenue profile is now moving from a product-driven one to a funded R&D revenue profile. For fiscal 2018, Intevac expects that Photonics revenues will be about 20% lower than fiscal 2017, and that Photonics profit will decrease compared to fiscal 2017 due to lower revenues and a higher mix of lower-margin contract R&D revenue.

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber®,” “EBAPS®,” “ENERGi®,” “I-Port™,” “LIVAR®,” “INTEVAC LSMA™,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “Night Port™,” “oDLC®” and “INTEVAC VERTEX®”.

Results of Operations

Net revenues

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands)
TFE	$20,848	$22,426	$(1,578)	$33,637	$43,910	$(10,273)
Photonics:
Products	2,487	7,437	(4,950)	5,170	14,376	(9,206)
Contract R&D	2,763	1,100	1,663	5,265	3,065	2,200

	5,250	8,537	(3,287)	10,435	17,441	(7,006)

Total net revenues	$26,098	$30,963	$(4,865)	$44,072	$61,351	$(17,279)

TFE revenue for the three and six months ended June 30, 2018 decreased compared to the same periods in the prior year as a result of lower sales of systems and spare parts, offset in part by higher sales of technology upgrades and service. TFE revenue for the three months ended June 30, 2018 included revenue recognized for two 200 Lean HDD systems. TFE revenue for the three months ended July 1, 2017 included revenue recognized for one 200 Lean HDD system, one pilot INTEVAC MATRIX solar ion implant system and two ENERGi solar ion implant systems. TFE recognized revenue in the first half of fiscal 2018 on three 200 Lean HDD systems. TFE recognized revenue in the first half of fiscal 2017 on two 200 Lean HDD systems, one pilot INTEVAC MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX coating systems for DCP.

Photonics revenue for the three and six months ended June 30, 2018 decreased compared to the same periods in the prior year as a result of lower product sales revenues, offset in part by higher contract R&D work.

Backlog

	June 30, 2018	December 30, 2017	July 1, 2017
	(In thousands)
TFE	$54,223	$51,719	$54,568
Photonics	10,344	12,302	14,380

Total backlog	$64,567	$64,021	$68,948

TFE backlog at June 30, 2018 includes three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Three of the twelve ENERGi systems have been delivered to the customer’s fab but are subject to customer acceptance of certain contract terms. Installation of the three ENERGi systems began in July 2018. Delivery of the remaining nine tools is pending finalization with the customer. TFE backlog at December 30, 2017 included three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. TFE backlog at July 1, 2017 included five 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	June 30, 2018			July 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,351	$4,998	$6,349	$2,050	$8,333	$10,383
Asia	19,497	31	19,528	20,376	8	20,384
Europe	—	187	187	—	196	196
Rest of World	—	34	34	—	—	—

Total net revenues	$20,848	$5,250	$26,098	$22,426	$8,537	$30,963

	Six Months Ended			Six Months Ended
	June 30, 2018			July 1, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$3,262	$9,760	$13,022	$2,663	$16,922	$19,585
Asia	30,375	31	30,406	41,247	8	41,255
Europe	—	480	480	—	511	511
Rest of World	—	164	164	—	—	—

Total net revenues	$33,637	$10,435	$44,072	$43,910	$17,441	$61,351

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2018 versus 2017 reflected lower Photonics product sales, offset in part by higher Photonics contract R&D work. Sales to the Asia region in 2018 included three 200 Lean HDD systems versus four VERTEX coating systems for DCP, two 200 Lean HDD systems and one pilot INTEVAC MATRIX solar ion implant system in 2017. Sales to the Europe region in 2018 and 2017 were not significant. Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program which is funded by the U.S. government and several foreign nation coalition partners.

Gross profit

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$8,687	$8,618	$69	$13,242	$17,873	$(4,631)
% of TFE net revenues	41.7%	38.4%		39.4%	40.7%
Photonics gross profit	$1,074	$2,852	$(1,778)	$1,394	$6,644	$(5,250)
% of Photonics net revenues	20.4%	33.4%		13.4%	38.1%
Total gross profit	$9,761	$11,470	$(1,709)	$14,636	$24,517	$(9,881)
% of net revenues	37.4%	37.0%		33.2%	40.0%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 41.7% in the three months ended June 30, 2018 compared to 38.4% in the three months ended July 1, 2017 and was 39.4% in the six months ended June 30, 2018 compared to 40.7% in the six months ended July 1, 2017. The improvement in the gross margin percentage for the three months ended June 30, 2018 compared to the same period in the prior year was due primarily to a higher mix of higher-margin upgrades. The decrease in the gross margin percentage for the six months ended June 30, 2018 was due primarily to lower revenue. TFE gross margin for the three and six months ended July 1, 2017 reflects the lower margin on the pilot INTEVAC MATRIX solar ion implant system offset in part by the release of $2.2 million in previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 20.4% in the three months ended June 30, 2018 compared to 33.4% in the three months ended July 1, 2017 and was 13.4% in the six months ended June 30, 2018 compared to 38.1% in the six months ended July 1, 2017. The decline in gross margin for the three months ended June 30, 2018 was due to lower revenue levels and a higher mix of lower-margin contract R&D work. The lower gross margin for the six months ended June 30, 2018 was due to lower revenue levels, a higher mix of lower-margin contract R&D work and loss provisions taken on certain FFP contracts. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands)
Research and development expense	$4,984	$4,418	$566	$9,151	$9,100	$51

Research and development spending in TFE during the three and six months ended June 30, 2018 increased compared to the same periods in the prior year. TFE spending consisted primarily of semiconductor Fan-out packaging, DCP and PV development. TFE spending during the three and six months ended June 30, 2018 included charges of $666,000 related to the fixed asset disposal of certain lab equipment. Research and development spending decreased in Photonics during the three and six months ended June 30, 2018, as compared to the same periods in the prior year. Research and development expenses do not include costs of $2.5 million and $4.8 million for the three and six months ended June 30, 2018 respectively, or $1.1 million and $2.8 million for the three and six months ended July 1, 2017, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,712	$5,713	$(1,001)	$10,541	$11,987	$(1,446)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended June 30, 2018 decreased compared to the same periods in the prior year primarily due to cost control initiatives implemented in the first quarter of fiscal 2018, lower variable compensation costs, lower legal expenses for patent applications and lower spending for strategic consulting.

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

Interest income and other income (expense), net

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$133	$127	$6	$278	$237	$41

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense, which includes earnout income from a divestiture.

Provision for income taxes

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	Change over prior period	June 30, 2018	July 1, 2017	Change over prior period
	(In thousands)
Provision for income taxes	$365	$366	$(1)	$525	$738	$(213)

Intevac recorded income tax provisions of $365,000 and $525,000 for the three and six months ended June 30, 2018, and $366,000 and $738,000 for the three and six months ended July 1, 2017. The income tax provisions for the three and six months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six months ended June 30, 2018, Intevac utilized net operating loss carry-forwards to offset the impact of GILTI and recorded discrete items for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary. For the three and six months ended July 1, 2017, Intevac utilized net operating loss carry-forwards to reduce taxable U.S. income to the AMT level and recorded discrete items for audit considerations in foreign jurisdictions and stock-based compensation excess tax benefits. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At June 30, 2018, Intevac had $39.1 million in cash, cash equivalents, restricted cash and investments compared to $43.5 million at December 30, 2017. During the first six months of 2018, cash, cash equivalents, restricted cash and investments decreased by $4.4 million due primarily to cash used by operating activities, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	June 30, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$13,731	$19,941
Restricted cash	1,000	1,000
Short-term investments	20,069	15,698
Long-term investments	4,279	6,849

Total cash, cash equivalents, restricted cash and investments	$39,079	$43,488

Operating activities used cash of $4.3 million during the first six months of 2018 and used cash of $4.0 million during the first six months of 2017. The increase in cash used by operations during the first six months of 2018 was primarily a result of the recognition of a net loss, offset in part by lower investments in working capital during the first six months of 2018.

Accounts receivable totaled $24.7 million at June 30, 2018 compared to $20.5 million at December 30, 2017. At June 30, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $3.3 million. Net inventories totaled $33.0 million at June 30, 2018 compared to $33.8 million at December 30, 2017. Net inventories at both June 30, 2018 and December 30, 2017 include three ENERGi implant systems at a customer site for which installation procedures commenced in July 2018 and four ENERGi implant systems in work in process that are virtually complete, pending customer shipment. At June 30, 2018 net inventories include an additional three ENERGi implant systems in work in process that are partially built. Accounts payable totaled $5.2 million at June 30, 2018 compared to $3.9 million at December 30, 2017. Accrued payroll and related liabilities decreased to $4.8 million at June 30, 2018 compared to $6.8 million at December 30, 2017 due primarily to the settlement of 2017 bonuses. Other accrued liabilities increased to $10.5 million at June 30, 2018 compared to $7.7 million at December 30, 2017 primarily due to the recognition of the ASC 606 transition adjustment as well as incremental forward loss provisions recognized on certain Photonics R&D contracts. Customer advances decreased from $11.0 million at December 30, 2017 to $10.6 million at June 30, 2018, primarily due to the recognition of revenue, offset in part by the recognition of new orders.

Investing activities used cash of $3.1 million during the first six months of 2018. Purchases of investments net of proceeds from sales totaled $1.8 million. Capital expenditures for the six months ended June 30, 2018 were $1.4 million.

Financing activities provided cash of $1.3 million in the first six months of 2018. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.1 million. Tax payments related to the net share settlement of restricted stock units were $814,000.

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

As of June 30, 2018, approximately $7.4 million of cash and cash equivalents and $3.3 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $4.0 million to $5.0 million in capital expenditures during the remainder of 2018.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.0 million as of June 30, 2018. These letters of credit and bank guarantees are collateralized by $1.0 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on February 14, 2018. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the during the six months ended June 30, 2018.

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

The table below presents principal amounts and related weighted-average interest rates by year of expected maturity for Intevac’s investment portfolio at June 30, 2018.

	2018	2019	2020	Total	Fair Value
	(In thousands, except percentages)
Cash equivalents
Variable rate amounts	$5,168	$—	$—	$5,168	$5,168
Weighted-average rate	1.82%	—	—
Short-term investments
Fixed rate amounts	$11,562	$8,548	$—	$20,110	$20,069
Weighted-average rate	1.84%	2.04%	—
Long-term investments
Fixed rate amounts	$—	$2,707	$1,582	$4,289	$4,279
Weighted-average rate	—	2.09%	2.59%
Total investment portfolio	$16,730	$11,255	$1,582	$29,567	$29,516

Foreign exchange risk. From time to time, Intevac enters into foreign currency forward exchange contracts to hedge certain of its anticipated foreign currency re-measurement exposures and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. The objective of these contracts is to minimize the impact of foreign currency exchange rate movements on Intevac’s operating results. The derivatives have original maturities of approximately 30 days. The notional amount of Intevac’s foreign currency derivatives was $1.1 million at June 30, 2018 and $1.3 million at December 30, 2017.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 30, 2018, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Limitations on the effectiveness of controls

Intevac’s management, including the CEO and CFO, does not expect that Intevac’s disclosure controls or Intevac’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Intevac have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We do not typically enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems. In some cases orders are also subject to customer acceptance or other criteria even in the case of a binding agreement.

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

The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac, and makes us more vulnerable to changes in demand by or issues with a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, could have a material and adverse effect on our revenues.

Our operating results fluctuate significantly from quarter to quarter, which can lead to volatility in the price of our common stock.

Our quarterly revenues and common stock price have fluctuated significantly. We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks as well as cell phones and PV solar cells our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation or delay of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.

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

Tax Reform was enacted on December 22, 2017 and significantly reforms the Internal Revenue Code of 1986, as amended. Tax Reform contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of Tax Reform is uncertain, and the combined Company’s business and financial condition could be adversely affected.

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

We have completed a number of acquisitions and dispositions during our operating history. Most recently, we completed the sale of certain semiconductor mainframe technology assets in 2012 and the sale of the assets of DeltaNu, LLC in 2013. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

We could be involved in litigation.

From time to time we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims and customer disputes. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.

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

A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At June 30, 2018, $1.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended June 30, 2018.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 14, 2018 (1)+

10.2	The Registrant’s 2012 Equity Incentive Plan, as amended March 21, 2018 (1)+

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit in the Company’s Definitive Proxy Statement filed April 11, 2018.
+	Management compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: July 31, 2018	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2018	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)