Form 10-Q
period 2018-09-29
INTEVAC INC
filed 2018-10-30
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On October 26, 2018, 22,814,493 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2018	December 30, 2017
	(Unaudited)
	(In thousands, except par value)
ASSETS

Current assets:
Cash and cash equivalents	$21,753	$19,941
Short-term investments	17,175	15,698
Trade and other accounts receivable, net of allowances of $0 at both September 29, 2018 and at December 30, 2017	18,835	20,474
Inventories	34,679	33,792
Prepaid expenses and other current assets	2,610	2,524

Total current assets	95,052	92,429
Property, plant and equipment, net	11,046	12,478
Long-term investments	5,164	6,849
Restricted cash	1,569	1,000
Intangible assets, net of accumulated amortization of $7,345 at September 29, 2018 and $6,884 at December 30, 2017	1,042	1,503
Deferred income taxes and other long-term assets	744	764

Total assets	$114,617	$115,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,956	$3,949
Accrued payroll and related liabilities	4,272	6,818
Other accrued liabilities	10,995	7,688
Customer advances	11,616	11,026

Total current liabilities	32,839	29,481
Other long-term liabilities	2,436	2,879
Stockholders’ equity:
Common stock, $0.001 par value	23	22
Additional paid-in capital	182,354	177,521
Treasury stock, 4,845 shares at both September 29, 2018 and December 30, 2017	(28,489)	(28,489)
Accumulated other comprehensive income	371	490
Accumulated deficit	(74,917)	(66,881)

Total stockholders’ equity	79,342	82,663

Total liabilities and stockholders’ equity	$114,617	$115,023

Note: Amounts as of December 30, 2017 are derived from the December 30, 2017 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$17,140	$24,537	$55,947	$82,822
Technology development	2,326	2,189	7,591	5,255

Total net revenues	19,466	26,726	63,538	88,077
Cost of net revenues:
Systems and components	9,765	13,402	34,362	47,419
Technology development	2,215	2,026	7,054	4,842

Total cost of net revenues	11,980	15,428	41,416	52,261

Gross profit	7,486	11,298	22,122	35,816
Operating expenses:
Research and development	3,737	4,535	12,889	13,635
Selling, general and administrative	4,842	5,495	15,382	17,482

Total operating expenses	8,579	10,030	28,271	31,117

Income (loss) from operations	(1,093)	1,268	(6,149)	4,699
Interest income and other income (expense), net	186	28	464	265

Income (loss) before income taxes	(907)	1,296	(5,685)	4,964
Provision for income taxes	192	66	717	805

Net income (loss)	$(1,099)	$1,230	$(6,402)	$4,159

Net income (loss) per share:
Basic	$(0.05)	$0.06	$(0.29)	$0.19
Diluted	$(0.05)	$0.05	$(0.29)	$0.18

Weighted average common shares outstanding:
Basic	22,719	21,714	22,429	21,475
Diluted	22,719	22,970	22,429	22,989

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$(1,099)	$1,230	$(6,402)	$4,159

Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	13	5	7	8
Foreign currency translation gains (losses)	(86)	39	(126)	114

Other comprehensive income (loss), before tax	(73)	44	(119)	122
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(73)	44	(119)	122

Comprehensive income (loss)	$(1,172)	$1,274	$(6,521)	$4,281

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 29, 2018	September 30, 2017
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$(6,402)	$4,159
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,587	2,877
Net amortization (accretion) of investment premiums and discounts	(67)	53
Equity-based compensation	2,454	3,012
Change in the fair value of acquisition-related contingent consideration	8	(181)
Deferred income taxes	—	(1)
Loss on disposal of equipment	442	—
Changes in operating assets and liabilities	2,042	(11,658)

Total adjustments	8,466	(5,898)

Net cash and cash equivalents provided by (used) in operating activities	2,064	(1,739)
Investing activities
Purchases of investments	(24,640)	(21,968)
Proceeds from sales and maturities of investments	24,922	18,916
Purchases of leasehold improvements and equipment	(2,219)	(3,553)

Net cash and cash equivalents used in investing activities	(1,937)	(6,605)
Financing activities
Net proceeds from issuance of common stock	3,199	2,344
Taxes paid related to net share settlement	(819)	(1,988)
Payment of acquisition-related contingent consideration	—	(174)

Net cash and cash equivalents provided by financing activities	2,380	182
Effect of exchange rate changes on cash	(126)	114

Net increase (decrease) in cash, cash equivalents and restricted cash	2,381	(8,048)
Cash, cash equivalents and restricted cash at beginning of period	20,941	28,645

Cash, cash equivalents and restricted cash at end of period	$23,322	$20,597

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

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 30, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with a date of the initial application of December 31, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 Form 10-K”). Intevac’s results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of future operating results.

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

2.    Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. This update becomes effective the first quarter of fiscal 2020, and earlier adoption is permitted. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The guidance states that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As stated within the guidance, the amendments in this update should be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. This update becomes effective in the first quarter of fiscal 2019 and early adoption is permitted. At this time, the Company is in the process of evaluating the impact of the provisions of ASU 2018-02 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We plan to adopt the standard as of December 30, 2018, the beginning of fiscal 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also plan to elect the practical expedient that will allow us to apply the new lease guidance at its effective date, December 30, 2018, without adjusting the comparative financial statements.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select condensed consolidated statement of operations line items was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 29, 2018
	As Reported	Balances without ASC 606	Effect of Change	As Reported	Balances without ASC 606	Effect of Change
	(In thousands)
Systems and components revenues	$17,140	$17,033	$107	$55,947	$55,611	$336

Total net revenues	$19,466	$19,359	$107	$63,538	$63,202	$336

Gross profit	$7,486	$7,379	$107	$22,122	$21,786	$336

Income (loss) from operations	$(1,093)	$(1,200)	$107	$(6,149)	$(6,485)	$336

Income (loss) before income taxes	$(907)	$(1,014)	$107	$(5,685)	$(6,021)	$336

Net loss	$(1,099)	$(1,206)	$107	$(6,402)	$(6,738)	$336

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select condensed consolidated balance sheet line items was as follows (in thousands):

	As of September 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Other accrued liabilities	$10,995	$9,697	$1,298

Total current liabilities	$32,839	$31,541	$1,298

Accumulated deficit	$(74,917)	$(73,619)	$(1,298)

Total stockholders’ equity	$79,342	$80,640	$(1,298)

3.    Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 29, 2018 and September 30, 2017 along with the reportable segment for each category. As noted above, the prior period amounts have not been adjusted under the modified retrospective method.

Major Products and Service Lines

TFE	Three Months Ended September 29, 2018				Three Months Ended September 30, 2017
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$9,476	$—	$51	$9,527	$15,620	$—	$275	$15,895
Field service	2,581	—	—	2,581	1,282	—	—	1,282

Total TFE net revenues	$12,057	$—	$51	$12,108	$16,902	$—	$275	$17,177

	Nine Months Ended September 29, 2018				Nine Months Ended September 30, 2017
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$39,090	$1	$54	$39,145	$34,875	$13,138	$9,271	$57,284
Field service	6,561	—	39	6,600	3,803	—	—	3,803

Total TFE net revenues	$45,651	$1	$93	$45,745	$38,678	$13,138	$9,271	$61,087

	Three Months Ended		Nine Months Ended
Photonics	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Products:
Military products	$4,202	$6,989	$8,601	$20,908
Commercial products	84	38	138	100
Repair and other services	746	333	1,463	727

Total Photonics product net revenues	5,032	7,360	10,202	21,735
Technology development:
CPFF	1,819	1,446	5,829	2,516
FFP	494	728	1,726	2,724
Time and materials	13	15	36	15

Total technology development net revenues	2,326	2,189	7,591	5,255

Total Photonics net revenues	$7,358	$9,549	$17,793	$26,990

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	September 29, 2018			September 30, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$287	$6,868	$7,155	$1,370	$8,924	$10,294
Asia	11,821	—	11,821	15,807	—	15,807
Europe	—	457	457	—	94	94
Rest of World	—	33	33	—	531	531

Total net revenues	$12,108	$7,358	$19,466	$17,177	$9,549	$26,726

	Nine Months Ended			Nine Months Ended
	September 29, 2018			September 30, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$3,549	$16,628	$20,177	$4,033	$25,846	$29,879
Asia	42,196	31	42,227	57,054	8	57,062
Europe	—	937	937	—	605	605
Rest of World	—	197	197	—	531	531

Total net revenues	$45,745	$17,793	$63,538	$61,087	$26,990	$88,077

Timing of Revenue Recognition

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$12,108	$746	$12,854	$45,745	$1,463	$47,208
Products and services transferred over time	—	6,612	6,612	—	16,330	16,330

	$12,108	$7,358	$19,466	$45,745	$17,793	$63,538

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended September 29, 2018:

	September 29, 2018	December 30, 2017	Nine Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$517	$1,368	$(851)

Contract liabilities:
Deferred revenue	$6,200	$5,190	$1,010
Customer advances	11,066	10,204	862

	$17,266	$15,394	$1,872

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,476	$1,346	$130
Retainage	145	281	(136)

	$1,621	$1,627	$(6)

Contract liabilities:
Deferred revenue	$1,317	$97	$1,220
Customer advances	550	822	(272)

	$1,867	$919	$948

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended September 29, 2018, contract assets in our TFE segment decreased by $851,000 primarily due to the final billing on four systems that were pending acceptance as of December 30, 2017 that completed installation and were accepted by the customer, offset by the accrual of revenue for an additional two systems delivered during the first nine months of fiscal 2018 that were pending acceptance as of September 29, 2018.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. We have elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as we do not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During the nine months ended September 29, 2018, we recognized revenue in our TFE segment of $6.6 million and $69,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the nine months ended September 29, 2018, contract assets in our Photonics segment decreased by $6,000 primarily due to the final settlement of retainage amounts on certain CPFF contracts, offset in part by the accrual of revenue for incurred costs under CPFF contracts.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Customer advances in our Photonics segment generally represent deposits from customers upon contract execution and upon achievement of contractual milestones which represents a contract liability. These deposits are liquidated when revenue is recognized. Deferred revenue in our Photonics segment includes $1.3 million deferred for the impact of the allocation and the timing of the recognition of revenues for a military product agreement with a tiered pricing structure. Deferred revenue in our Photonics segment also includes incurred costs under CPFF contracts pending approval of final indirect expense rates by the government and represents a contract liability. During the nine months ended September 29, 2018, we recognized revenue in our Photonics segment of $536,000 and $324,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

On September 29, 2018 we had $72.2 million of remaining performance obligations, which we also refer to as total backlog. Backlog at September 29, 2018 consisted of $63.6 million of TFE backlog and $8.6 million of Photonics backlog. We expect to recognize approximately 44% of our remaining performance obligations as revenue in 2018, 52% in 2019 and 4% in 2020.

4.    Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 29,	December 30,
	2018	2017
	(In thousands)
Raw materials	$14,746	$19,881
Work-in-progress	15,493	9,433
Finished goods	4,440	4,478

	$34,679	$33,792

Finished goods inventory consists primarily of completed systems that are undergoing installation and acceptance testing.

5.    Equity-Based Compensation

At September 29, 2018, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 29, 2018 and September 30, 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Equity-based compensation by type of award:
Stock options	$213	$350	$563	$808
RSUs	309	731	945	1,943
ESPP awards	330	67	946	261

Total equity-based compensation	$852	$1,148	$2,454	$3,012

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

A summary of the options activity is as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 30, 2017	2,925,861	$7.62
Options granted	421,125	$5.13
Options cancelled and forfeited	(936,428)	$9.31
Options exercised	(321,190)	$4.87

Options outstanding at September 29, 2018	2,089,368	$6.78

Options exercisable at September 29, 2018	1,331,565	$6.60

Intevac issued 410,522 shares under the ESPP during the nine months ended September 29, 2018.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock Options:
Weighted-average fair value of grants per share	$1.81	$3.89	$1.98	$4.54
Expected volatility	44.10%	42.10%	43.83%	40.54%
Risk-free interest rate	2.87%	1.84%	2.58%	1.77%
Expected term of options (in years)	3.90	4.08	4.41	4.10
Dividend yield	None	None	None	None

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.87	$2.76	$2.24	$2.75
Expected volatility	50.64%	48.59%	47.64%	43.51%
Risk-free interest rate	2.58%	1.36%	2.01%	1.22%
Expected term of purchase rights (in years)	1.58	0.50	1.33	0.65
Dividend yield	None	None	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 30, 2017	769,451	$7.84
Granted	217,917	$5.07
Vested	(425,956)	$7.15
Cancelled and forfeited	(98,737)	$8.74

Non-vested RSUs at September 29, 2018	462,675	$6.98

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

6.    Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of September 29, 2018 are as follows.

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(6,220)	$952
Photonics	1,215	(1,125)	90

	$8,387	$(7,345)	$1,042

Total amortization expense of finite-lived intangibles for the three and nine months ended September 29, 2018 was $154,000 and $461,000, respectively.

As of September 29, 2018, future amortization expense is expected to be as follows.

(In thousands)
2018	$154
2019	615
2020	273

$1,042

7.    Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on September 29, 2018 based on forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products.

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in income (loss) from operations within the condensed consolidated statement of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine month periods ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Opening balance	$370	$859	$362	$759
Changes in fair value	—	(283)	8	(181)
Cash payments made	—	(172)	—	(174)

Closing balance	$370	$404	$370	$404

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays the balance sheet classification of the contingent consideration liability account at September 29, 2018 and at December 30, 2017:

	September 29,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$370	$103
Other long-term liabilities	—	259

Total acquisition-related contingent consideration	$370	$362

The following table represents the quantitative range of the significant unobservable inputs used in the calculation of fair value of the contingent consideration liability as of September 29, 2018. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at September 29, 2018
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
	(In thousands, except for percentages)
Revenue Earnout	$370	Discounted cash flow	Weighted average cost of capital	12.1%

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

The following table displays the activity in the warranty provision account for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Opening balance	$911	$1,220	$994	$1,007
Expenditures incurred under warranties	(51)	(360)	(469)	(640)
Accruals for product warranties issued during the reporting period	68	169	347	675
Adjustments to previously existing warranty accruals	(139)	106	(83)	93

Closing balance	$789	$1,135	$789	$1,135

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays the balance sheet classification of the warranty provision account at September 29, 2018 and at December 30, 2017:

	September 29,	December 30,
	2018	2017
	(In thousands)
Other accrued liabilities	$622	$757
Other long-term liabilities	167	237

Total warranty provision	$789	$994

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

Letters of Credit

As of September 29, 2018, we had letters of credit and bank guarantees outstanding totaling $1.6 million, including a standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.6 million of restricted cash.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.    Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$15,408	$—	$—	$15,408
Money market funds	5,536	—	—	5,536
U.S. treasury and agency securities	809	—	—	809

Total cash and cash equivalents	$21,753	$—	$—	$21,753
Short-term investments:
Certificates of deposit	$5,797	$2	$—	$5,799
Commercial paper	2,726	—	—	2,726
Corporate bonds and medium-term notes	3,054	—	12	3,042
Municipal bonds	499	—	2	497
U.S. treasury and agency securities	5,123	—	12	5,111

Total short-term investments	$17,199	$2	$26	$17,175
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	3,679	1	6	3,674
U.S. treasury and agency securities	999	—	9	990

Total long-term investments	$5,178	$1	$15	$5,164

Total cash, cash equivalents, and investments	$44,130	$3	$41	$44,092

	December 30, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$13,195	$—	$—	$13,195
Money market funds	6,746	—	—	6,746

Total cash and cash equivalents	$19,941	$—	$—	$19,941
Short-term investments:
Certificates of deposit	$2,500	$1	$1	$2,500
Commercial paper	3,291	—	—	3,291
Corporate bonds and medium-term notes	4,502	—	5	4,497
Municipal bonds	500	—	3	497
U.S. treasury and agency securities	4,917	—	4	4,913

Total short-term investments	$15,710	$1	$13	$15,698
Long-term investments:
Asset backed securities	$500	$—	$—	$500
Corporate bonds and medium-term notes	4,384	—	21	4,363
U.S. treasury and agency securities	1,998	—	12	1,986

Total long-term investments	$6,882	$—	$33	$6,849

Total cash, cash equivalents, and investments	$42,533	$1	$46	$42,488

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at September 29, 2018 are presented in the following table.

	September 29, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,544	$23,520
Due after one through two years	5,178	5,164

	$28,722	$28,684

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 29, 2018.

	September 29, 2018
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$2,925	$10	$1,950	$8
Municipal bonds	497	2	—	—
U.S. treasury and agency securities	3,018	10	2,587	11

	$6,440	$22	$4,537	$19

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 29, 2018.

	Fair Value Measurements at September 29, 2018
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$5,536	$5,536	$—
U.S. treasury and agency securities	6,910	5,913	997
Certificates of deposit	6,299	—	6,299
Commercial paper	2,726	—	2,726
Corporate bonds and medium-term notes	6,716	—	6,716
Municipal bonds	497	—	497

Total recurring fair value measurements	$28,684	$11,449	$17,235

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of September 29, 2018 and December 30, 2017:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	September 29 2018	December 30, 2017	September 29, 2018			December 30, 2017
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,470	$1,276		(a)	$7		(a)	$5

Total Hedges	$1,470	$1,276			$7			$5

(a)	Other accrued liabilities

12.    Equity

Condensed Consolidated Statement of Changes in Equity

The changes in stockholders’ equity by component for the three and nine months ended September 29, 2018 and September 30, 2017, are as follows (in thousands):

	Three months ended September 29, 2018
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at June 30, 2018	$180,449	$(28,489)	$444	$(73,818)	$78,586
Common stock issued under employee plans	1,076	—	—	—	1,076
Equity-based compensation expense	852	—	—	—	852
Net loss	—	—	—	(1,099)	(1,099)
Other comprehensive loss	—	—	(73)	—	(73)

Balance at September 29, 2018	$182,377	$(28,489)	$371	$(74,917)	$79,342

	Nine months ended September 29, 2018
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at December 30, 2017	$177,543	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	(1,634)	(1,634)
Common stock issued under employee plans	2,380	—	—	—	2,380
Equity-based compensation expense	2,454	—	—	—	2,454
Net loss	—	—	—	(6,402)	(6,402)
Other comprehensive loss	—	—	(119)	—	(119)

Balance at September 29, 2018	$182,377	$(28,489)	$371	$(74,917)	$79,342

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended September 30, 2017
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at July 1, 2017	$174,267	$(28,489)	$399	$(68,070)	$78,107
Common stock issued under employee plans	889	—	—	—	889
Equity-based compensation expense	1,148	—	—	—	1,148
Net income	—	—	—	1,230	1,230
Other comprehensive income	—	—	44	—	44

Balance at September 30, 2017	$176,304	$(28,489)	$443	$(66,840)	$81,418

	Nine months ended September 30, 2017
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at December 31, 2016	$171,335	$(28,489)	$321	$(69,901)	$73,266
Cumulative effect of accounting change	1,098	—	—	(1,098)	—
Common stock issued under employee plans	356	—	—	—	356
Grant of RSUs to settle accrued bonus	605	—	—	—	605
Equity-based compensation expense	2,910	—	—	—	2,910
Net income	—	—	—	4,159	4,159
Other comprehensive income	—	—	122	—	122

Balance at September 30, 2017	$176,304	$(28,489)	$443	$(66,840)	$81,418

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended September 29, 2018 and September 30, 2017, are as follows.

	Three Months Ended			Nine Months Ended
	September 29, 2018
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$495	$(51)	$444	$535	$(45)	$490
Other comprehensive income before reclassification	(86)	13	(73)	(126)	7	(119)

Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	(86)	13	(73)	(126)	7	(119)

Ending balance	$409	$(38)	$371	$409	$(38)	$371

	Three Months Ended			Nine Months Ended
	September 30, 2017
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$418	$(19)	$399	$343	$(22)	$321

Other comprehensive income (loss) before reclassification	39	5	44	114	8	122

Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	39	5	44	114	8	122

Ending balance	$457	$(14)	$443	$457	$(14)	$443

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 29, 2018, $11.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three and nine months ended September 29, 2018 and September 30, 2017, respectively.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands, except per share amounts)
Net income (loss)	$(1,099)	$1,230	$(6,402)	$4,159

Weighted-average shares – basic	22,719	21,714	22,429	21,475
Effect of dilutive potential common shares	—	1,256	—	1,514

Weighted-average shares – diluted	22,719	22,970	22,429	22,989

Net income (loss) per share – basic	$(0.05)	$0.06	$(0.29)	$0.19

Net income (loss) per share –diluted	$(0.05)	$0.05	$(0.29)	$0.18

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Stock options to purchase common stock	2,089	826	2,089	834
RSUs	463	—	463	—
Employee stock purchase plan	800	—	800	—

14.    Segment Reporting

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 29, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light images. Intevac provides sensors, cameras and systems for government applications such as night vision.

Information for each reportable segment for the three and nine months ended September 29, 2018 and September 30, 2017 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
TFE	$12,108	$17,177	$45,745	$61,087
Photonics	7,358	9,549	17,793	26,990

Total segment net revenues	$19,466	$26,726	$63,538	$88,077

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
TFE	$(907)	$1,213	$(2,197)	$4,821
Photonics	688	1,417	(966)	3,646

Total segment operating income (loss)	(219)	2,630	(3,163)	8,467

Unallocated costs	(874)	(1,362)	(2,986)	(3,768)

Income (loss) from operations	(1,093)	1,268	(6,149)	4,699
Interest income and other income (expense), net	186	28	464	265

Income (loss) before income taxes	$(907)	$1,296	$(5,685)	$4,964

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total assets for each reportable segment as of September 29, 2018 and December 30, 2017 are as follows:

Assets

	September 29, 2018	December 30, 2017
	(In thousands)
TFE	$48,961	$52,156
Photonics	17,007	16,364

Total segment assets	65,968	68,520

Cash, cash equivalents and investments	44,092	42,488
Restricted cash	1,569	1,000
Deferred income taxes	4	4
Other current assets	1,201	1,001
Common property, plant and equipment	1,060	1,267
Other assets	723	743

Consolidated total assets	$114,617	$115,023

15.    Income Taxes

Intevac recorded income tax provisions of $192,000 and $717,000 for the three and nine months ended September 29, 2018, respectively, and $66,000 and $805,000 for the three and nine months ended September 30, 2017, respectively. The income tax provisions for the three and nine months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended September 29, 2018 Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”) and recorded discrete items for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary. The income tax provisions for the three and nine months ended September 30, 2017 include withholding taxes on royalties payable to the United States from Intevac’s Singapore subsidiary and $200,000 for audit considerations in foreign jurisdictions, both recorded as discrete items. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Tax Reform was enacted on December 22, 2017. Tax Reform reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At September 29, 2018, we have not completed our accounting for the tax effects of enactment of Tax Reform; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2012 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $723,000 at September 29, 2018 and $743,000 at December 30, 2017 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

The changes in restructuring reserves associated with the Plan for the nine months ended September 29, 2018 are as follows.

Nine Months Ended
September 29,
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

The following table presents certain significant measurements for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$19,466	$26,726	$(7,260)	$63,538	$88,077	$(24,539)
Gross profit	$7,486	$11,298	$(3,812)	$22,122	$35,816	$(13,694)
Gross margin percent	38.5%	42.3%	(3.8) points	34.8%	40.7%	(5.9) points
Income (loss) from operations	$(1,093)	$1,268	$(2,361)	$(6,149)	$4,699	$(10,848)
Net income (loss)	$(1,099)	$1,230	$(2,329)	$(6,402)	$4,159	$(10,561)
Net income (loss) per diluted share	$(0.05)	$0.05	$(0.10)	$(0.29)	$0.18	$(0.47)

Net revenues for the third quarter of fiscal 2018 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers and lower Photonics product sales, offset in part by higher Photonics contract research and development (“R&D”). TFE did not recognize revenue on any 200 Lean® HDD systems in the third quarter of fiscal 2018. TFE recognized revenue on two 200 Lean HDD systems in the third quarter of fiscal 2017. The Company reported a net loss for the third quarter of fiscal 2018 compared to net income for the third quarter of fiscal 2017 due to lower revenues and lower gross profit, offset in part by lower spending on research and development and lower selling, general and administrative expenses.

Net revenues for the first nine months of fiscal 2018 decreased compared to the same period in the prior year primarily due to lower equipment sales to PV and cell phone manufacturers and lower Photonics product sales, offset in part by higher equipment sales to HDD manufacturers and higher Photonics contract R&D. TFE recognized revenue in the first nine months of fiscal 2018 on three 200 Lean HDD systems. TFE recognized revenue in the first nine months of fiscal 2017 on four 200 Lean HDD systems, one pilot INTEVAC MATRIX® solar ion implant system, two ENERGi® solar ion implant systems and four INTEVAC VERTEX® coating systems for DCP. The Company reported a net loss for the first nine months of fiscal 2018 compared to net income for the first nine months of fiscal 2017 due to lower revenues and lower gross profit, offset in part by lower spending on research and development and lower selling, general and administrative expenses.

Intevac expects that 2018 HDD equipment sales will be approximately 5-10% above the 2017 levels as our HDD customers take delivery of fewer systems but more upgrades. In 2018, Intevac expects sales of new TFE products will be below the levels we achieved in 2017. We do not expect additional orders for our VERTEX coating system for DCPs in 2018 but we do expect to recognize revenue on six of the twelve ENERGi implant systems that are currently in backlog. Photonics will continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018. Deliveries under the multi-year Apache arrangement were completed in 2017. With the completion of the Apache program, our Photonics revenue profile is now moving from a product-driven one to a funded R&D revenue profile. For fiscal 2018, Intevac expects that Photonics revenues will be about 25% lower than fiscal 2017, and that Photonics profit will decrease compared to fiscal 2017 due to lower revenues and a higher mix of lower-margin contract R&D revenue.

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber®,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®” and “VERTEX SPECTRA™.”

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands)
TFE	$12,108	$17,177	$(5,069)	$45,745	$61,087	$(15,342)
Photonics:
Products	$5,032	$7,360	$(2,328)	$10,202	$21,735	$(11,533)
Contract R&D	2,326	2,189	137	7,591	5,255	2,336

	7,358	9,549	(2,191)	17,793	26,990	(9,197)

Total net revenues	$19,466	$26,726	$(7,260)	$63,538	$88,077	$(24,539)

TFE revenue for the three and nine months ended September 29, 2018 decreased compared to the same periods in the prior year as a result of lower sales of systems and spare parts, offset in part by higher sales of technology upgrades and service. TFE revenue for the three months ended September 29, 2018 did not include any 200 Lean HDD systems. TFE revenue for the three months ended September 30, 2017 included two 200 Lean systems. TFE recognized revenue in the first nine months of fiscal 2018 on three 200 Lean HDD systems. TFE recognized revenue in the first nine months of fiscal 2017 on four 200 Lean HDD systems, one pilot MATRIX solar ion implant system, two ENERGi solar ion implant systems and four VERTEX coating systems for DCP.

Photonics revenue for the three and nine month periods ended September 29, 2018 decreased compared to the same periods in the prior year as a result of lower product sales revenues, offset in part by higher contract R&D work.

Backlog

	September 29, 2018	December 30, 2017	September 30, 2017
	(In thousands)
TFE	$63,628	$51,719	$59,375
Photonics	8,606	12,302	13,457

Total backlog	$72,234	$64,021	$72,832

TFE backlog at September 29, 2018 includes three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. Three of the twelve ENERGi systems have been delivered to the customer’s fab but are subject to customer acceptance of certain contract terms. Installation of the three ENERGi systems began in the third quarter of fiscal 2018. Delivery of the remaining nine tools is pending finalization with the customer. TFE backlog at December 30, 2017 included three 200 Lean HDD systems and twelve ENERGi solar ion implant systems. TFE backlog at September 30, 2017 included five 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	September 29, 2018			September 30, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$287	$6,868	$7,155	$1,370	$8,924	$10,294
Asia	11,821	—	11,821	15,807	—	15,807
Europe	—	457	457	—	94	94
Rest of World	—	33	33	—	531	531

Total net revenues	$12,108	$7,358	$19,466	$17,177	$9,549	$26,726

	Nine Months Ended			Nine Months Ended
	September 29, 2018			September 30, 2017
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$3,549	$16,628	$20,177	$4,033	$25,846	$29,879
Asia	42,196	31	42,227	57,054	8	57,062
Europe	—	937	937	—	605	605
Rest of World	—	197	197	—	531	531

Total net revenues	$45,745	$17,793	$63,538	$61,087	$26,990	$88,077

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2018 versus 2017 reflected lower HDD parts and upgrade sales, lower Photonics product sales, offset in part by higher Photonics contract R&D work. Sales to the Asia region in 2018 included three 200 Lean HDD systems versus four VERTEX coating systems for DCP, four 200 Lean HDD systems and one pilot MATRIX solar ion implant system in 2017. Sales to the Europe region in 2018 and 2017 were not significant. Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program which is funded by the U.S. government and several foreign nation coalition partners.

Gross profit

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$4,871	$7,812	$(2,941)	$18,113	$25,686	$(7,573)
% of TFE net revenues	40.2%	45.5%		39.6%	42.0%
Photonics gross profit	$2,615	$3,486	$(871)	$4,009	$10,130	$(6,121)
% of Photonics net revenues	35.5%	36.5%		22.5%	37.5%
Total gross profit	$7,486	$11,298	$(3,812)	$22,122	$35,816	$(13,694)
% of net revenues	38.5%	42.3%		34.8%	40.7%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 40.2% in the three months ended September 29, 2018 compared to 45.5% in the three months ended September 30, 2017 and was 39.6% in the nine months ended September 29, 2018 compared to 42.0% in the nine months ended September 30, 2017. The decrease in gross margin for the three and nine months ended September 29, 2018 was due primarily to lower revenue offset in part by increased shipments of higher-margin upgrades. TFE gross margin for the nine months ended September 30, 2017 reflects the release of $2.2 million of previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems, offset in part by the lower margin on the pilot MATRIX solar ion implant system. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 35.5% in the three months ended September 29, 2018 compared to 36.5% in the three months ended September 30, 2017 and was 22.5% in the nine months ended September 29, 2018 compared to 37.5% in the nine months ended September 30, 2017. The decline in gross margin for the three months ended September 29, 2018 was due to lower revenue levels and a slightly higher mix of lower-margin contract R&D work. The lower gross margin for the nine months ended September 29, 2018 was due to lower revenue levels, a higher mix of lower-margin contract R&D work and loss provisions taken on certain FFP contracts. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands)
Research and development expense	$3,737	$4,535	$(798)	$12,889	$13,635	$(746)

Research and development spending in TFE decreased during the three months ended September 29, 2018 compared to the same period in the prior year and increased during the nine months ended September 29, 2018 compared to the same period in the prior year. TFE spending consisted primarily of semiconductor Fan-out packaging, DCP and PV development. TFE spending during the nine months ended September 29, 2018 included charges of $666,000 related to the fixed asset disposal of certain lab equipment. Research and development spending decreased in Photonics during the three and nine months ended September 29, 2018 as compared to the same periods in the prior year. Research and development expenses do not include costs of $2.2 million and $7.1 million for the three and nine months ended September 29, 2018 respectively, or $2.0 million and $4.8 million for the three and nine months ended September 30, 2017 respectively, which are related to customer-funded Photonics contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,842	$5,495	$(653)	$15,382	$17,482	$(2,100)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and nine months ended September 29, 2018 decreased compared to the same periods in the prior year primarily due to cost control initiatives implemented in the first quarter of fiscal 2018, lower variable compensation costs, lower legal expenses for patent applications and lower spending for strategic consulting.

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

Interest income and other income (expense), net

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$186	$28	$158	$464	$265	$199

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for income taxes

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	Change over prior period	September 29, 2018	September 30, 2017	Change over prior period
	(In thousands)
Provision for income taxes	$192	$66	$126	$717	$805	$(88)

Intevac recorded income tax provisions of $192,000 and $717,000 for the three and nine months ended September 29, 2018, respectively, and $66,000 and $805,000 for the three and nine months ended September 30, 2017, respectively. The income tax provisions for the three and nine months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended September 29, 2018, Intevac utilized net operating loss carry-forwards to offset the impact of GILTI and recorded discrete items for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary. The income tax provisions for the three and nine months ended September 30, 2017 include withholding taxes on royalties payable to the United States from Intevac’s Singapore subsidiary and $200,000 for audit considerations in foreign jurisdictions, both recorded as discrete items. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At September 29, 2018, Intevac had $45.7 million in cash, cash equivalents, restricted cash and investments compared to $43.5 million at December 30, 2017. During the first nine months of 2018, cash, cash equivalents, restricted cash and investments increased by $2.2 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets and tax payments related to the net share settlement of restricted stock units.

Cash, cash equivalents, restricted cash and investments consist of the following:

	September 29, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$21,753	$19,941
Restricted cash	1,569	1,000
Short-term investments	17,175	15,698
Long-term investments	5,164	6,849

Total cash, cash equivalents, restricted cash and investments	$45,661	$43,488

Operating activities generated cash of $2.1 million during the first nine months of 2018 and used cash of $1.7 million during the first nine months of 2017. The increase in cash generated by operations during the first nine months of 2018 was primarily a result of lower investments in working capital during the first nine months of 2018, offset in part by the recognition of a net loss.

Accounts receivable totaled $18.8 million at September 29, 2018 compared to $20.5 million at December 30, 2017. At September 29, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $2.8 million. Net inventories totaled $34.7 million at September 29, 2018 compared to $33.8 million at December 30, 2017. Net inventories at both September 29, 2018 and December 30, 2017 include three ENERGi implant systems at a customer site that were undergoing installation and acceptance testing and five ENERGi implant systems in work in process that are virtually complete, pending customer shipment. At September 29, 2018 net inventories include an additional four ENERGi implant systems in work in process that are partially built. Accounts payable totaled $6.0 million at September 29, 2018 compared to $3.9 million at December 30, 2017. Accrued payroll and related liabilities decreased to $4.3 million at September 29, 2018 compared to $6.8 million at December 30, 2017 due primarily to the settlement of 2017 bonuses. Other accrued liabilities increased to $11.0 million at September 29, 2018 compared to $7.7 million at December 30, 2017 primarily due to the recognition of the ASC 606 transition adjustment as well as incremental forward loss provisions recognized on certain Photonics R&D contracts. Customer advances increased from $11.0 million at December 30, 2017 to $11.6 million at September 29, 2018, primarily due to the recognition of new orders, offset in part by the recognition of revenue.

Investing activities used cash of $1.9 million during the first nine months of 2018. Proceeds from sales of investments net of purchases totaled $282,000. Capital expenditures for the nine months ended September 29, 2018 were $2.2 million.

Financing activities generated cash of $2.4 million in the first nine months of 2018. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $3.2 million. Tax payments related to the net share settlement of restricted stock units were $819,000.

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

As of September 29, 2018, approximately $15.4 million of cash and cash equivalents and $2.5 million of short-term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.0 million to a $1.5 million in capital expenditures during the remainder of 2018.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.6 million as of September 29, 2018. These letters of credit and bank guarantees are collateralized by $1.6 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on February 14, 2018. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the during the nine months ended September 29, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 29, 2018, as required under Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”, respectfully), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 29, 2018.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued.

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

As a result of our acquisitions, we have significant intangible assets and had significant goodwill on our balance sheet. We test these assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our intangible assets for impairment include: a significant reduction in our stock price, and as a result market capitalization, changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2012, as a result of a decline in our market capitalization and a reduction in our revenue expectations, we recorded a goodwill impairment charge in the amount of $18.4 million. We will continue to evaluate the carrying value of our intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings which could materially adversely affect our financial results and could also materially adversely affect our business.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 29, 2018, $11.5 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended September 29, 2018.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: October 30, 2018

	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2018

	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)