Form 10-K
period 2018-12-29
INTEVAC INC
filed 2019-02-13
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2018, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $106,877,786 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 8, 2019, 22,911,918 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Annual Report on Form 10-K (“report” or “Form 10-K”) of Intevac, Inc. and its subsidiaries (“Intevac” or the “Company”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, is forward-looking in nature. All statements in this report, including those made by the management of Intevac, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Intevac’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Other risks and uncertainties may be disclosed in Intevac’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Intevac’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this report or elsewhere by Intevac or on its behalf. Intevac undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

Item 1.	Business

Overview

Intevac’s business consists of two reportable segments:

Thin-film Equipment (“TFE”): Intevac is a leader in the design and development of high-productivity, thin-film processing systems. Our production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as the hard disk drive (“HDD”) media, display cover panel (“DCP”), and solar photovoltaic (“PV”) markets we serve currently.

Photonics: Intevac is a leading developer of advanced high-sensitivity digital sensors, cameras and systems that primarily serve the defense industry. We are a leading provider of integrated digital night-vision imaging systems for the U.S. military.

Intevac was incorporated in California in October 1990 and was reincorporated in Delaware in 2007.

TFE Segment

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

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Microwave Assisted Magnetic Recording (“MAMR”). Initial volume shipments of both HAMR and MAMR-based HDDs are expected to begin in 2020. Intevac believes that leading manufacturers of magnetic media, that are using Intevac systems for the development of these new technologies, will create a significant market opportunity for systems upgrades in support of the media evolution required by these new technologies as they are more widely adopted.

Display Cover Panel (“DCP”) Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.

DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2018, approximately 1.46 billion smartphones, 152 million tablet PCs and 44 million smart watches were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.6 billion units will ship by 2022, representing a CAGR of 2.4% for the 2017 – 2022 time period.

The DCP is typically made of tempered glass, such as soda-lime or aluminosilicate, or other materials such as sapphire, ceramic and colorless polyimide. The primary function of the DCP is to provide a clear protective interface to the display it protects. In many cases, the DCP is treated with various coatings to enhance its protective performance as well as for clarity, readability and touch sensitivity.

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

With the adoption of wireless charging and the upcoming 5G standard of wireless communication, smartphone manufacturers are making a major transition to DCP on the backside of the device. This transition is essential to ensure that the backside cover, which previously used to be metallic, does not interfere with the wireless signals. NCVM coatings are a new type of color film coating, applied for decorative purposes, to the backside DCP. When applied to the exterior, the NCVM coating provides a pleasing aesthetic and gives manufacturers flexibility with color customization. Decorative NCVM coatings have evolved from single color to multiple colors with complex transitions. Intevac has developed a proprietary technology that enables the creation of uniquely patterned NCVM coatings for the phone back cover. Several leading handset manufacturers are currently evaluating this technology for potential incorporation into their upcoming phone models.

NCVM has a tendency to scratch easily and rub off over time, leading to a poor appearance. To preserve the color film on the backside DCP, manufacturers are reliant on SP coatings for scratch-resistance and a consistent appearance.    Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC®”) utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. The scratch protection benefits with the oDLC coating has demonstrated a greater than 20 times improvement over current standard cover glass under stainless steel ball Taber scratch testing. Furthermore using a Ring-on-Ring (“RoR”) test, cover glass with our oDLC coating provides a greater than 20 percent increase in breakage resistance strength over cover glass without the oDLC coating. Intevac expects that the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC.

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

The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. More than 85 gigawatts of solar capacity were added globally in 2018, tapering off 13% year-on-year, but the rate is expected to rise to a sustained growth of 17% in 2019. Intevac expects that 2019 will continue to be challenging for the solar industry due to further declines in solar panel pricing.

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

Semiconductor device packaging technology in general, and fan-out wafer level packaging (“FOWLP”)/fan-out panel level packaging (“FOPLP”) technology in particular, is being driven by the strong cost advantages these technologies offer over the cost of further implementing continued Moore’s Law progress for 10nm and 7nm semiconductor device process nodes. Generally speaking, fan-out packaging provides for increased Input/Output (“I/O”) density for a given semiconductor device while simultaneously supporting continued progress in shrinking the individual semiconductor devices, resulting in decreased footprint per device and, by extension, decreases in the amount of space integrated circuit content occupies in handheld consumer electronic products, for example in smartphones, wearables, and in Internet of Things (“IoT”) devices.

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

A redistribution layer (“RDL”) is the “fanned-out” metal layer on a packaged integrated circuit that makes the I/O pads of the integrated circuit available in other locations. PVD processes are essential to RDL fabrication; in fan-out packaging, our INTEVAC MATRIX®PVD system is used to deposit thin layers of Titanium (“Ti”), Titanium Tungsten (“TiW”) and Copper (“Cu”) to form the barrier/seed layer upon which the full RDL is constructed.

Applications driving the adoption of fan-out packaging include, among others: (1) baseband processors and application processors; (2) radio frequency (“RF”) transceivers and switches; (3) power management integrated circuits (“PMIC”); (4) radar modules for automotive; (5) audio codec; and (6) microcontrollers.

Smartphones of the iPhone 8 generation and above incorporate fan-out packaged components, as do most higher-end automobiles. IoT applications in the future are expected to contribute additional significant volume in fan-out packaged devices.

The compelling advantages our INTEVAC MATRIX PVD system brings to fan-out packaging are a much-reduced cost of ownership over the current PVD process tools of record used for RDL barrier/seed layer applications, and also the flexibility to run round wafers, and square or rectangular panels, with no changes to the INTEVAC MATRIX PVD system beyond a simple substrate carrier substitution.

TFE Products

Intevac’s TFE product portfolio addressing each of these markets is based around common core technologies and competencies. Intevac believes its TFE product portfolio can be extended to support adjacent markets. Based on its history and market and technology leadership in the HDD industry, Intevac offers superior high-productivity vacuum handling of small substrates at the lowest cost of ownership. Lowest cost of ownership includes various advantages such as high target utilization, high throughput, small footprint, double-sided coating, and reduced materials costs.

Product Table

The following table presents a representative list of the TFE products that we offered during fiscal 2018 and fiscal 2017.

TFE Products	Applications and Features
HDD Equipment Market

200 Lean® Disk Sputtering System

•  Uses PVD and chemical vapor deposition (“CVD”) technologies.

•  Deposits magnetic films, non-magnetic films and protective carbon-based overcoats.

•  Provides high-throughput for small-substrate processing.

•  Over 160 units installed.

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

Photonics Segment

Photonics Market

Intevac Photonics develops, manufactures and sells compact, high-sensitivity digital-optical products for the capture and display of extreme low-light images. These products incorporate high resolution digital night-image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS® (Electron Bombarded Active Pixel Sensor) technology.

Photonics products primarily address the high performance military night-vision market. Our products provide digital imagery in extremely low-light level conditions. Intevac provides these products for military aircraft including the U.S. Army AH-64 Apache Attack Helicopter and the F-35 Joint Strike Fighter. Additionally, the Company is developing additional technologies to address soldier head-mounted and weapon-mounted applications.

Military Products

Intevac’s EBAPS is incorporated into custom-designed cameras, modules and system products for high performance military applications. Intevac’s EBAPS can be integrated at various levels with optics, electronics, software, and displays based upon customer specifications and requirements. Intevac is developing a next-generation, 3.7 mega-pixel resolution EBAPS which will operate at higher resolutions, lower light levels, higher speeds, and lower power consumption for use in next-generation systems. Customization typically occurs in the areas of electronics, near-eye micro-displays and mechanical packaging. Intevac’s products by application are:

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

Fixed Wing Aircraft Pilotage

Intevac provides night-vision modules with a 2.0 mega-pixel resolution EBAPS module which are integrated with the F-35 fighter pilot’s helmet and enables the pilot to have enhanced night vision incorporating navigational and tactical information. Additionally, a similar integrated night vision camera utilizing a 2.0 mega-pixel resolution EBAPS is being designed into the Striker II helmet for the NATO Eurofighter Typhoon aircraft.

Long-Range Target Identification

Intevac provides the Laser Illuminated Viewing and Ranging (“LIVAR®”) shortwave-infrared camera for long range military night time surveillance systems that can identify targets at distances of up to twenty kilometers. Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by a major defense contractor.

Augmented Reality (“AR”) and Wireless HMDs

Intevac provides HMDs for applications in AR and weapon sights. The HMD is a near-eye, high-definition, wide field-of-view (“FOV”) micro-display system for portable viewing of video in military and commercial applications. Depending on the application, Intevac provides configuration choices that include monocular or binocular, mono or stereo video, wired or wireless interfaces, and with integral inertial measurement units (“IMU”). An AR HMD overlays symbology and other information on and tracked in a view of the real world, creating the illusion that they occupy the same space. Intevac has developed and demonstrated wide FOV AR displays for use in HMDs. Intevac is providing its wireless HMD into a large U.S. Army Program of Record to allow remote viewing of a crew-served weapon targeting systems.

Soldier Mobility

Intevac is developing a digital-fused binocular night-vision goggle with AR which will integrate the next-generation EBAPS. This goggle will demonstrate superior night-vision capability, with digital advantages, such as zoom, information overlay, and wireless image transmission and reception.

Intevac is developing a digital night-vision camera which will be integrated into the U.S. Army’s Integrated Visual Augmentation System (“IVAS”). The IVAS will incorporate head, body, and weapon technologies on individual soldiers. It is a single platform that soldiers can use to fight, rehearse, and train that provides increased mobility and situational awareness necessary to achieve overmatch against adversaries and includes a squad-level combat training capability.

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

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2018 and 2017.

	2018	2017
Seagate Technology	52%	40%
HGST	13%	*
U.S. Government	*	15%

* Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 71% of revenue in fiscal 2018 and 67% of revenue in fiscal 2017. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s TFE revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers including several major solar cell manufacturers. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Philippines and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac TFE products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Applied Materials, Centrotherm Photovoltaics, Amtech, Jusung and Von Ardenne. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun and Shincron, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including oDLC. Intevac’s competitors for PVD processes in the fan-out packaging market include the companies SPTS Technologies, Evatec AG, ULVAC Technologies, Inc., Tango Systems, Inc., and NEXX Systems. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Photonics products include price, extreme low-light level performance, power consumption, resolution, size, ease of integration, reliability, spectral band, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market for soldier and helicopter night vision goggles, Harris Corporation and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night-vision devices. For long range airborne targeting applications, Intevac competes against camera providers using low light CMOS imagery. Intevac expects that other companies will develop digital night-vision products and aggressively promote their sales. Within the near-eye display market, Intevac also currently faces competition from Rockwell-Collins, Kopin and Six 15 Technologies in the defense space and anticipates that in the future it will experience competition from lower performance, niche commercial HMD providers expanding into defense applications, all of which can offer cost-competitive products.

Marketing and Sales

TFE sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China. The selling process for Intevac’s TFE products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

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

The production of large complex systems requires Intevac to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. Intevac maintains inventories of spare parts in the United States, Singapore, Malaysia and China to support its TFE customers. Intevac often requires its TFE customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory.

Intevac provides process and applications support, customer training, installation, start-up assistance and post-installation service support to Intevac’s TFE customers. Intevac has field offices in Singapore, China, and Malaysia to support Intevac’s customers in Asia.

Warranties for Intevac’s TFE products typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable parts are supplied and installed without charge.

Sales of Photonics products for military applications are primarily made to the end user through Intevac’s direct sales force. Intevac sells to the U.S. government and to leading defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, Elbit Systems of America, Raytheon, Leonardo DRS, BAE Systems and Safran Electronics and Defense.

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

Manufacturing

Intevac manufactures its TFE products at its facilities in California and Singapore. Intevac’s TFE manufacturing operations include electromechanical assembly, vacuum processing, fabrication of sputter sources, and system assembly, alignment and testing.

Photonics products are manufactured at Intevac’s facilities in California. Photonics manufactures sensors, cameras, integrated camera systems, and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At December 29, 2018, Intevac had 257 employees, including 7 contract employees.

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

Executive Officers of the Registrant

Certain information about our executive officers as of February 13, 2019 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	57	President and Chief Executive Officer
James Moniz	61	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
Timothy Justyn	56	Executive Vice President and General Manager, Photonics
Jay Cho	54	Executive Vice President and General Manager, TFE

Other Key Officers:
Verle Aebi	64	Chief Technology Officer, Photonics
Terry Bluck	60	Chief Technology Officer, TFE
Kimberly Burk	53	Senior Vice President, Global Human Resources

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

Mr. Justyn has served as Executive Vice President and General Manager, Photonics from February 2018. Mr. Justyn served as Senior Vice President of Global Operations from February 2015 to February 2018. Mr. Justyn served as Vice President, Photonics from October 2008 to February 2015. Mr. Justyn served as Vice President, TFE Manufacturing from April 1997 to October 2008. Mr. Justyn joined Intevac in February 1991 and has served in various roles in our TFE Products Division and our former night-vision business. Mr. Justyn holds a BS in chemical engineering from the University of California, Santa Barbara.

Mr. Cho joined Intevac in January 2014 and currently serves as Executive Vice President and General Manager, TFE. Prior to joining Intevac, Mr. Cho was President, Chief Executive Officer and Co-Founder of REEnewal Corporation. From 2006 to 2011, Mr. Cho served as Vice President / General Manager of the Tester and Repair Business Units of Orbotech LTD. From 2005 to 2006, Mr. Cho served as Vice President, Product Development at Metara Inc. From 1992 to 2005, Mr. Cho held various management positions at Novellus Systems, Inc. Prior to Novellus, Mr. Cho worked for Digital Equipment Corporation and Intermec Corporation. Mr. Cho holds a BS in electrical engineering from Washington State University and an MBA from University of Phoenix.

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

Mr. Bluck rejoined Intevac as Chief Technology Officer of the TFE in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002, and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

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

Trademarks

Intevac’s trademarks include the following: “200 Lean®,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®” and “VERTEX SPECTRA™.”

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

Our 200 Lean HDD customers also experience competition from companies that produce alternative storage technologies like flash memory, which offer smaller size, lower power consumption and more rugged designs. These storage technologies are being used increasingly in enterprise applications and smaller form factors such as tablets, smart-phones, ultra-books, and notebook PCs instead of hard disk drives. Tablet computing devices and smart-phones have never contained, nor are they likely in the future to contain, a disk drive. Products using alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of the products of our 200 Lean HDD customers, which could adversely affect our results of operations. If alternative technologies, such as flash memory, replace hard disk drives as a significant method of digital storage, then demand for our hard disk manufacturing products would decrease.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and other PVD systems, our coating systems for DCP, our solar systems for PV applications, our digital night-vision products and our near-eye display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV and display cover glass markets. Our expansion into the PV and cover glass markets is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Our business could be negatively impacted by cyber and other security threats or disruptions.

As a defense contractor, we face various cyber and other security threats, including espionage and attempts to gain unauthorized access to sensitive information and networks. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities; financial liabilities and damage to our reputation. If we are unable to maintain compliance with security standards applicable to defense contractors, we could lose business or suffer reputational harm.

Cyber threats to businesses in general are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form 10-K has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 29, 2018, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, CA	169,583	Corporate Headquarters; TFE and Photonics Marketing, Manufacturing, Engineering and Customer Support
Carlsbad, CA	10,360	Photonics Micro Display Product Manufacturing
Singapore	31,947	TFE Manufacturing and Customer Support
Malaysia	1,291	TFE Customer Support
Shenzhen, China	2,568	TFE Customer Support

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

Market Information

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 13, 2019, there were 79 holders of record.

Recent Sales of Unregistered Securities

None.

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. At December 29, 2018, $10.9 million remains available for future stock repurchases under the repurchase program.

The following table provides information as of December 29, 2018 with respect to the shares of common stock repurchased by Intevac during the fourth quarter of fiscal 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(in thousands, except per share data)
September 30, 2018 to October 27, 2018	—	$—	$—	4,845	$11,507
October 28, 2018 to November 24, 2018	3	$4.75	$15	4,848	$11,492
November 25, 2018 to December 29, 2018	117	$4.63	$543	4,965	$10,949

Equity Plan Information

The following table summarizes the number of outstanding options and RSUs granted to employees and directors, as well as the number of securities remaining available for future issuance, under Intevac’s equity compensation plans at December 29, 2018.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
			(2)
Equity compensation plans approved by security holders (3)	2,533,158	$6.76	2,870,185
Equity compensation plans not approved by security holders	—	—	—

Total	2,533,158	$6.76	2,870,185

(1)	Calculation of weighted-average exercise price excludes RSUs, for which there is no exercise price.
(2)	Excludes securities reflected in column (a).
(3)	Included in the column (c) amount are 425,416 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.

Item 6.	Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) is intended to facilitate an understanding of Intevac’s business and results of operations. This MD&A should be read in conjunction with Intevac’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10- K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A includes the following sections:

•	Overview: a summary of Intevac’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results.

•	Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, and financial position.

•	Critical Accounting Policies: a discussion of critical accounting policies that require the exercise of judgments and estimates.

Overview

Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the HDD, DCP, and solar cell industries. Intevac also provides sensors, cameras and systems for government applications such as night vision and long-range target identification. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: TFE and Photonics.

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

Fiscal Year	2018		2017	Change 2018 vs. 2017
	(in thousands, except percentages and per share amounts)
Net revenues	$95,114		$112,847	$(17,733)
Gross profit	$32,694		$45,663	$(12,969)
Gross margin percent	34.4%		40.5%	(6.1) points
Operating income (loss)	$(4,217)		$4,848	$(9,065)
Net income	$3,581	*	$4,118	$(537)
Net income per diluted share	$0.16	*	$0.18	$(0.02)

*

The Company’s results for fiscal 2018 include the reversal of the valuation allowance recorded against the deferred tax assets in Singapore. This reversal resulted in the recognition of a non-cash income tax benefit in the fourth quarter of 2018 of $7.9 million, or $0.35 per diluted share.

Fiscal 2017 financial results reflected an improved environment and the Company returned to profitability. Intevac recognized revenue on six 200 Lean HDD systems as one of our HDD customers upgraded the technology level of its manufacturing capacity. In 2017, Intevac recognized revenue on four VERTEX coating system for DCPs, one MATRIX implant pilot system and two ENERGi implant systems for solar cell manufacturing. In 2017 Intevac shipped an additional three

ENERGi implant systems which were installed in fiscal 2018. In fiscal 2017, lower Photonics’ product sales were offset by higher Photonics’ contract R&D. Photonics margins and operating results were negatively impacted by a higher-mix of lower margin technology development contracts versus product sales. The fiscal 2017 net income reflected higher net revenues and higher gross margins, offset in part by higher operating expenses as the Company recorded higher variable compensation expenses as a result of the return to profitability. During fiscal 2017, the Company did not recognize an income tax benefit on its U.S. net operating loss.

Fiscal 2018 HDD equipment sales were at the same levels as 2017 as our HDD customers took delivery of fewer systems but more upgrades. Intevac recognized revenue on four 200 Lean HDD systems with an additional six in backlog at the end of the year as our HDD customer upgraded the technology level of their manufacturing capacity. In 2018, Intevac recognized revenue on the three ENERGi implant systems shipped in the previous year with an additional nine in backlog at the end of the year. In fiscal 2018, Photonics business levels were lower compared to the prior year with lower Photonics’ product sales, offset in part by higher Photonics’ contract R&D. Photonics continued to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018. With the completion of the Apache program in 2017, the Photonics revenue profile moved from a product-driven one to a funded R&D revenue profile. Photonics margins and operating results were negatively impacted by a higher-mix of lower margin technology development contracts versus product sales. Fiscal 2018 net income reflected recognition of an income tax benefit and lower operating expenses due to cost containment activities put in place in the first quarter of fiscal 2018, offset in part by lower net revenues and lower gross margins. During fiscal 2018, the Company reversed the valuation allowance recorded against the deferred tax assets related to its Singapore operations. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million. During fiscal 2018, the Company did not recognize an income tax benefit on its U.S. net operating loss.

We believe that we will be profitable in fiscal 2019. Intevac expects that HDD equipment sales will be similar to slightly down from the levels in 2018 as a HDD manufacturer may take delivery of only four of the six 200 Lean HDD systems in backlog. In 2019, we expect additional 200 Lean HDD system orders. In 2019, Intevac expects higher sales of new TFE products as we expect follow on production orders for our VERTEX coating system for DCPs and we recognize revenue on the nine ENERGi implant systems that are in backlog. Four of the nine systems in backlog at the end of 2018 were shipped in January 2019. In 2019, we expect increased product shipments in Photonics as shipments for the Apache camera will resume and we will continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. In 2019, we expect increased contract R&D revenue as development work begins on the multi-year $28.6 million contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program. For fiscal 2019, Intevac expects that Photonics profits will be higher than fiscal 2018 as Photonics results will reflect higher revenue levels.

Results of Operations

Net revenues

	2018	2017	Change 2018 vs. 2017
	(in thousands)
TFE	$69,348	$79,004	$(9,656)
Photonics
Products	15,972	25,852	(9,880)
Contract R&D	9,794	7,991	1,803

	25,766	33,843	(8,077)

Total net revenues	$95,114	$112,847	$(17,733)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The decrease in TFE revenues in fiscal 2018 versus fiscal 2017 was due primarily to lower systems sales as TFE recognized revenue on four 200 Lean HDD systems and three solar implant ENERGi systems, offset in part by increases in revenue recognized on technology upgrades and spare parts. In fiscal 2017, TFE revenue recognized six 200 Lean HDD systems, four VERTEX coating system for DCPs, two solar implant ENERGi systems, and a MATRIX implant pilot system as well as technology upgrades and spare parts.

Photonics revenues decreased by 23.9% to $25.8 million in fiscal 2018 versus fiscal 2017. Photonics product revenue decreased in fiscal 2018 versus fiscal 2017 due to lower shipments as a result of the completion of the multi-year Apache arrangement in the third quarter of fiscal 2017 and lower unit shipments for the F35 Joint Strike Fighter program night-vision camera. Contract R&D revenue in fiscal 2018 increased as a result of a higher volume of contracts.

Backlog

	December 29, 2018	December 30, 2017
	(in thousands)
TFE	$64,803	$51,719
Photonics	43,711	12,302

Total backlog	$108,514	$64,021

TFE backlog at December 29, 2018 included six 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE backlog at December 30, 2017 included three 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2018 and 2017.

	2018	2017
Seagate Technology	52%	40%
HGST	13%	*
U.S. Government	*	15%

*	Less than 10%

Revenue by geographic region

	2018			2017
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$4,050	$23,862	$27,912	$5,487	$31,824	$37,311
Asia	65,298	31	65,329	73,517	8	73,525
Europe	—	1,648	1,648	—	884	884
Rest of World	—	225	225	—	1,127	1,127

Total net revenues	$69,348	$25,766	$95,114	$79,004	$33,843	$112,847

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2018 versus 2017 reflected lower Photonics product sales, offset in part by higher Photonics contract R&D work. There were no TFE systems sold to factories in the U.S. in 2018 or 2017.

The decrease in sales to the Asia region in 2018 versus 2017 reflected lower system sales, offset in part by increased technology upgrade and spare parts sales. Sales to the Asia region in 2018 included four 200 Lean HDD systems and three solar implant ENERGi systems. Sales to the Asia region in 2017 included six 200 Lean HDD systems, four VERTEX coating systems for DCP, one pilot MATRIX solar ion implant system and two ENERGi solar ion implant systems.

Sales to the Europe region in 2018 and 2017 primarily relate to near-eye displays sold to a NATO customer.

Rest of World includes contract R&D for the Australian government as part of a program under the Department of Defense’s Coalition Warfare Program which is funded by the U.S. government and several foreign nation coalition partners.

Gross margin

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands, except percentages)
TFE gross profit	$25,328	$33,750	$(8,422)
% of TFE net revenues	36.5%	42.7%
Photonics gross profit	$7,366	$11,913	$(4,547)
% of Photonics net revenues	28.6%	35.2%
Total gross profit	$32,694	$45,663	$(12,969)
% of net revenues	34.4%	40.5%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 36.5% in fiscal 2018 compared to 42.7% in fiscal 2017. Fiscal 2018 gross margins declined over fiscal 2017 due primarily to lower revenue levels, lower factory utilization and higher provisions for inventory reserves. TFE gross margin in fiscal 2017 reflects the release of $2.2 million in previously-recognized inventory provisions upon the sale of two ENERGi solar ion implant systems, offset in part by the lower margin on the pilot MATRIX solar ion implant system. Gross margins in the TFE business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 28.6% in fiscal 2018 compared to 35.2% in fiscal 2017. Fiscal 2018 gross margins declined over fiscal 2017 due primarily to a higher mix of lower-margin contract R&D versus product sales, lower margins on contract R&D and loss provisions recorded on firm fixed priced (“FFP”) contracts. Manufacturing costs for digital night-vision products decreased in fiscal 2018 and 2017 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands)
Research and development expense	$16,862	$17,724	$(862)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment and Photonics products.

TFE research and development spending in fiscal 2018 was flat compared to fiscal 2017.

Research and development spending for Photonics decreased during 2018 as compared to fiscal 2017. Research and development expenses do not include costs of $9.1 million and $7.1 million in 2018 and 2017, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands)
Selling, general and administrative expense	$20,188	$23,314	$(3,126)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac also sells its TFE products through distributors in Japan and China. Intevac has offices in Singapore, Malaysia and China to support Intevac’s TFE customers in Asia.

Selling, general and administrative expenses decreased in 2018 over the amount spent in 2017 due to cost control initiatives implemented in the first quarter of fiscal 2018, lower variable compensation costs, lower legal expenses for patent applications and lower spending for strategic consulting.

Acquisition-related (benefit), net

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands)
Acquisition-related (benefit), net	$(139)	$(223)	$84

Acquisition-related (benefit), net, represents the change in the fair value of contingent consideration arrangements related to the SIT acquisition. See Note 8 “Contingent Consideration” in the notes to the consolidated financial statements for additional information related to the fair value of contingent consideration. Increases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability.

The benefits recognized during fiscal 2018 and fiscal 2017 are associated with changes in the fair value of the contingent consideration related to the revenue earnout obligation. We recorded liabilities on our consolidated balance sheet of $4.1 million as of the original acquisition date for this contingent consideration arrangement and subsequently remeasured the liability to fair value, with changes in fair value reported in earnings. As a result of this remeasurement, we recorded a net gain of $139,000 and $223,000, respectively during fiscal 2018 and fiscal 2017.

Cost reduction plan

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “2018 Plan”), which reduced expenses and reduced its workforce by 6 percent. The total cost of implementing the 2018 Plan was $95,000 of which $61,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2018 Plan were completed in fiscal 2018. Implementation of the 2018 Plan reduced salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

Interest income and other income (expense), net

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands)
Interest income and other income (expense), net	$622	$373	$249

Interest income and other, net in fiscal 2018 included $516,000 of interest income on investments and $135,000 earnout income from a divestiture, offset in part by $80,000 of foreign currency losses. Interest income and other, net in fiscal 2017 included $291,000 of interest income on investments and $115,000 earnout income from a divestiture, offset in part by $107,000 of foreign currency losses. The increase in interest income in 2018 over 2017 reflected higher interest rates on Intevac’s investments, offset in part by lower invested balances.

Provision for (benefit from) income taxes

	Fiscal Year		Change 2018 vs. 2017
	2018	2017
	(in thousands)
Provision for (benefit from) income taxes	$(7,176)	$1,103	$(8,279)

During fiscal 2018 the Company reversed the valuation allowance recorded against the deferred tax assets related to its Singapore operations. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million.

Intevac’s effective income tax rate was 199.6% for fiscal 2018 and 21.1% for fiscal 2017. Our effective income tax rate in 2018, excluding the impact of the reduction in our deferred income tax asset valuation allowance was (20.4%). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment and reversal of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors including, the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. Tax Reform, among other things, permanently lowered the U.S. federal tax rate to 21% from the then existing maximum rate of 35%, allowed for the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. In fiscal 2017 we revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal tax rate. At December 29, 2018, we have now completed our accounting for all of the enactment-date income tax effects of Tax Reform. There was no material impact to our tax expense in fiscal 2018 or fiscal 2017, related to Tax Reform.

In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax asset. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax asset, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, is based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 29, 2018. The Company recorded a valuation allowance decrease of $603,000 for fiscal 2017.

In fiscal 2012, a valuation allowance of $23.4 million was added to record only the portion of the U.S. federal deferred tax asset that more likely than not will be realized. In fiscal 2018, a valuation allowance increase of $930,000 was recorded for the U.S. federal deferred tax assets, and in fiscal 2017, a valuation allowance decrease of $6.9 million was recorded for the U.S. federal deferred tax assets. The fiscal 2017 decrease was a result of revaluing our deferred tax assets and liabilities at the newly enacted U.S federal tax rate. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At December 29, 2018, Intevac had $40.3 million in cash, cash equivalents, restricted cash and investments compared to $43.5 million at December 30, 2017. During fiscal 2018, cash, cash equivalents, restricted cash and investments decreased by $3.2 million due primarily to cash used by operating activities, repurchases of common stock, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	December 29, 2018	December 30, 2017
	(in thousands)
Cash and cash equivalents	$18,715	$19,941
Restricted cash	1,169	1,000
Short-term investments	16,076	15,698
Long-term investments	4,372	6,849

Total cash, cash-equivalents, restricted cash and investments	$40,332	$43,488

Cash used in operating activities totaled $1.7 million in 2018 and $2.4 million in 2017. Improved operating cash flow in 2018 was a result of improved working capital, offset in part by reporting a loss from operations.

Accounts receivable totaled $27.7 million at December 29, 2018 compared to $20.5 million at December 30, 2017. At December 29, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $3.7 million. The number of days outstanding for Intevac’s accounts receivable was 78 at December 29, 2018 compared to 74 at December 30, 2017. Net inventories totaled $30.6 million at December 29, 2018 compared to $33.8 million at December 30, 2017. Net inventories at December 29, 2018 include three ENERGi implant systems in finished goods and one ENERGi implant system in work in process that are virtually complete and shipped to the customer in January 2019. At December 29, 2018 net inventories include an additional five ENERGi implant systems in work in process that are partially built. Net inventories at December 30, 2017 include three ENERGi implant systems at a customer site for which installation procedures had not begun and four ENERGi implant systems in work in process that were virtually complete, pending customer shipment. Inventory turns were 1.5 in fiscal 2018 and were 1.8 in fiscal 2017. Accounts payable increased to $6.1 million at December 29, 2018 compared to $3.9 million at December 30, 2017 to support increased manufacturing activities. Other accrued liabilities decreased to $5.0 million at December 29, 2018 compared to $7.7 million at December 30, 2017. Other accrued liabilities at December 29, 2018 included $1.1 million in deferred revenue related to the recognition of the ASC 606 transition adjustment. Other accrued liabilities at December 30, 2017 included $5.1 million in deferred revenue related to three ENERGi implant systems at a customer site. Accrued payroll and related liabilities decreased to $4.7 million at December 29, 2018 compared to $6.8 million at December 30, 2017 as a result of lower variable compensation accruals. Customer advances increased from $11.0 million at December 30, 2017 to $14.3 million at December 29, 2018.

Investing activities used cash of $1.0 million in 2018 and $5.8 million in 2017. Proceeds from sales and maturities of investments net of purchases of investments, totaled $2.2 million in 2018. Purchases of investments net of proceeds from sales and maturities of investments, totaled $1.4 million in 2017. Capital expenditures were $3.2 million in 2018 and $4.4 million in 2017.

Financing activities generated cash of $1.8 million in 2018 and $256,000 in 2017. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $3.2 million in 2018 and $2.4 million in 2017. Tax payments related to the net share settlement of restricted stock units were $831,000 in 2018 and $2.0 million in 2017. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million in repurchases. Cash used to repurchase common stock totaled $558,000 in 2018.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. Payments made associated with the revenue earnout obligation were $174,000 in 2017.

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

As of December 29, 2018, approximately $13.9 million of cash and cash equivalents and $1.3 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $6.0 million to $8.0 million in capital expenditures during the next 12 months.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.2 million as of December 29, 2018. These letters of credit and bank guarantees are collateralized by $1.2 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Under the new revenue standard, in our Photonics segment, we recognize revenue for cost plus fixed fee (“CPFF”) and FFP government contracts over time under the cost-to-cost method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

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

Prior to December 31, 2017, Intevac recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred and title and risk of loss had passed to Intevac’s customer or services had been rendered, the price was fixed or determinable, and collectibility was reasonably assured. Intevac’s revenue recognition policy generally resulted in revenue recognition at the following points: (1) for all transactions where legal title passed to the customer upon shipment, Intevac recognized revenue upon shipment for all products that had been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks was deferred, and that revenue was recognized upon completion of the installation-related tasks; (2) for products that had not been demonstrated to meet product specifications prior to shipment, revenue was recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements was deferred until delivery of the deferred elements. When a sales arrangement contained multiple elements, Intevac allocated revenue to each element based on a selling price hierarchy. The selling price for a deliverable was based on its vendor specific evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE was not available, or best estimate of selling price (“ESP”) if neither VSOE nor TPE was available. Intevac generally utilized the ESP due to the nature of its products. In certain cases, technology upgrade sales were accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In these cases, Intevac recognized revenue for the relative sales price of the parts upon shipment and transfer of title, and recognized revenue for the relative sales price of installation services when those services were completed. Revenue related to sales of spare parts was generally recognized upon shipment. Intevac recognized revenue in certain circumstances before delivery had occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership had passed to the customer, the customer had made a written fixed commitment to purchase the finished goods, the customer had requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations existed by Intevac. For those transactions, the finished goods were segregated from inventory and normal billing and credit terms granted. Revenue related to services was generally recognized upon completion of the services. In addition, Intevac used the installment method to record revenue based on cash receipts in situations where the account receivable was collected over an extended period of time and in management’s judgment the degree of collectibility was uncertain.

Revenue on CPFF contracts was recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considered fixed fees under CPFF contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on FFP contracts was recognized on a milestone method or percentage-of-completion method of contract accounting. For contracts structured as milestone agreements, revenue was recognized when a specified milestone was achieved, provided that (1) the milestone event was substantive in nature and there was substantial uncertainty about the achievement of the milestone at the inception of the agreement, (2) the milestone payment was non-refundable, and (3) there was no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria were deferred. Intevac generally determined the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected through completion of the contract. When estimates of total costs to be incurred on a contract exceeded estimates of total revenue to be earned, a provision for the entire loss on the contract was recorded in the period the loss is determined.

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

In determining whether to establish or maintain a valuation allowance against a deferred tax asset, the Company reviews available evidence to determine whether it is more likely than not that all or a portion of the Company’s net deferred tax assets will be realized in future periods. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets. In making such a determination, the Company considers, among other things, future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, historical financial performance, the length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Valuation of Acquisition-Related Contingent Consideration

Contingent consideration related to a business combination is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of income.

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

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2019, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues from contracts with customers in 2018 due to the adoption of the new revenue standard.

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

San Jose, California

February 13, 2019

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,715	$19,941
Short-term investments	16,076	15,698
Trade and other accounts receivable, net of allowances of $0 at both December 29, 2018 and December 30, 2017	27,717	20,474
Inventories	30,597	33,792
Prepaid expenses and other current assets	2,528	2,524

Total current assets	95,633	92,429
Property, plant and equipment, net	11,198	12,478
Long-term investments	4,372	6,849
Restricted cash	1,169	1,000
Intangible assets, net of amortization of $7,498 and $6,884 at December 29, 2018 and December 30, 2017, respectively	889	1,503
Deferred income taxes and other long-term assets	8,809	764

Total assets	$122,070	$115,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,053	$3,949
Accrued payroll and related liabilities	4,689	6,818
Other accrued liabilities	4,952	7,688
Customer advances	14,314	11,026

Total current liabilities	30,008	29,481
Other long-term liabilities	2,438	2,879
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 22,700 and 21,811 at December 29, 2018 and December 30, 2017, respectively	23	22
Additional paid-in capital	183,204	177,521
Treasury stock, 4,965 shares at December 29, 2018 and 4,845 shares at December 30, 2017	(29,047)	(28,489)
Accumulated other comprehensive income	378	490
Accumulated deficit	(64,934)	(66,881)

Total stockholders’ equity	89,624	82,663

Total liabilities and stockholders’ equity	$122,070	$115,023

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended,
	December 29, 2018	December 30, 2017
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$85,320	$104,856
Technology development	9,794	7,991

Total net revenues	95,114	112,847
Cost of net revenues:
Systems and components	53,334	60,120
Technology development	9,086	7,064

Total cost of net revenues	62,420	67,184
Gross profit	32,694	45,663
Operating expenses:
Research and development	16,862	17,724
Selling, general and administrative	20,188	23,314
Acquisition-related (benefit), net	(139)	(223)

Total operating expenses	36,911	40,815

Operating income (loss)	(4,217)	4,848

Interest income	516	291
Other income (expense), net	106	82

Income (loss) before income taxes	(3,595)	5,221
Provision for (benefit from) income taxes	(7,176)	1,103

Net income	$3,581	$4,118

Net income per share:
Basic	$0.16	$0.19
Diluted	$0.16	$0.18
Weighted average shares outstanding:
Basic	22,519	21,555
Diluted	22,904	22,920

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended,
	December 29, 2018	December 30, 2017
	(In thousands)
Net income	$3,581	$4,118
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	18	(23)
Foreign currency translation gains and losses	(130)	192

Other comprehensive income (loss), before tax	(112)	169
Income tax expense related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	(112)	169

Comprehensive income	$3,469	$4,287

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	20,939	$21	$171,314	4,845	$(28,489)	$321	$(69,901)	$73,266
Cumulative effect of accounting change	—	—	1,098	—	—	—	(1,098)	—
Shares issued in connection with:
Exercise of stock options	135	—	878	—	—	—	—	878
Settlement of RSUs	505	—	—	—	—	—	—	—
Employee stock purchase plan	406	1	1,550	—	—	—	—	1,551
Shares withheld in connection with net share settlement of RSUs	(174)	—	(1,999)	—	—	—	—	(1,999)
Equity-based compensation expense	—	—	4,075	—	—	—	—	4,075
Grant of RSUs to settle accrued bonus	—	—	605	—	—	—	—	605
Net income	—	—	—	—	—	—	4,118	4,118
Other comprehensive income	—	—	—	—	—	169	—	169

Balance at December 30, 2017	21,811	$22	$177,521	4,845	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	—	—	—	(1,634)	(1,634)
Shares issued in connection with:
Exercise of stock options	323	—	1,573	—	—	—	—	1,573
Settlement of RSUs	434	—	—	—	—	—	—	—
Employee stock purchase plan	411	1	1,634	—	—	—	—	1,635
Shares withheld in connection with net share settlement of RSUs	(159)	—	(831)	—	—	—	—	(831)
Equity-based compensation expense	—	—	3,307	—	—	—	—	3,307
Net income	—	—	—	—	—	—	3,581	3,581
Other comprehensive loss	—	—	—	—	—	(112)	—	(112)
Common stock repurchases	(120)	—	—	120	(558)	—	—	(558)

Balance at December 29, 2018	22,700	$23	$183,204	4,965	$(29,047)	$378	$(64,934)	$89,624

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Operating activities
Net income	$3,581	$4,118
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation & amortization	3,999	3,116
Net amortization (accretion) of investment premiums and discounts	(97)	42
Amortization of intangible assets	615	755
Equity-based compensation	3,307	4,178
Deferred income taxes	(7,909)	(1)
Change in the fair value of acquisition-related contingent consideration	(139)	(223)
Loss on disposal of equipment	442	—
Changes in assets and liabilities:
Accounts receivable	(7,243)	(3,027)
Inventories	3,278	(8,916)
Prepaid expenses and other assets	(141)	(621)
Accounts payable	2,104	(1,374)
Accrued payroll and other accrued liabilities	(6,801)	(6,029)
Customer advances	3,288	5,604

Total adjustments	(5,297)	(6,496)

Net cash and cash equivalents used in operating activities	(1,716)	(2,378)
Investing activities
Purchase of investments	(27,353)	(26,581)
Proceeds from sales and maturities of investments	29,567	25,164
Purchase of equipment	(3,244)	(4,356)

Net cash and cash equivalents used in investing activities	(1,030)	(5,773)
Financing activities
Proceeds from issuance of common stock	3,208	2,429
Common stock repurchases	(558)	—
Taxes paid related to net share settlement	(831)	(1,999)
Payment of acquisition-related contingent consideration	—	(174)

Net cash and cash equivalents provided by financing activities	1,819	256
Effect of exchange rate changes on cash	(130)	191

Net decrease in cash, cash equivalents and restricted cash	(1,057)	(7,704)
Cash, cash equivalents and restricted cash at beginning of period	20,941	28,645

Cash, cash equivalents and restricted cash at end of period	$19,884	$20,941

Cash paid (received) for:
Income taxes	$991	$902
Income tax refund	$—	$(19)

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

Fiscal Year End Date

Intevac operates under a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2018 and fiscal 2017 years ended on December 29, 2018 and December 30, 2017, respectively.

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

Restricted Cash

Restricted cash of $600,000 as of December 29, 2018 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $569,000 as collateral for various guarantees with its bank.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Contingent Consideration and Purchased Intangible Assets

Contingent consideration related to a business combination is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of income.

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to thirteen years using the straight line method. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its TFE and Photonics reporting units.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2018 and 2017.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

In determining whether to establish or maintain a valuation allowance against a deferred tax asset, the Company reviews available evidence to determine whether it is more likely than not that all or a portion of the Company’s net deferred tax assets will be realized in future periods. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets. In making such a determination, the Company considers, among other things, future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, historical financial performance, the length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Sales and Value Added Taxes

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

Revenue Recognition

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the new revenue standard, in our Photonics segment, we recognize revenue for CPFF and FFP government contracts over time under the cost-to-cost method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

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

Prior to December 31, 2017, Intevac recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred and title and risk of loss had passed to Intevac’s customer or services had been rendered, the price was fixed or determinable, and collectibility was reasonably assured. Intevac’s revenue recognition policy generally resulted in revenue recognition at the following points: (1) for all transactions where legal title passed to the customer upon shipment, Intevac

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized revenue upon shipment for all products that had been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks was deferred, and that revenue was recognized upon completion of the installation-related tasks; (2) for products that had not been demonstrated to meet product specifications prior to shipment, revenue was recognized at customer acceptance; and (3) for arrangements containing multiple elements, the revenue relating to the undelivered elements was deferred until delivery of the deferred elements. When a sales arrangement contained multiple elements, Intevac allocated revenue to each element based on a selling price hierarchy. The selling price for a deliverable was based on its VSOE if available, TPE if VSOE was not available, or best ESP if neither VSOE nor TPE was available. Intevac generally utilized the ESP due to the nature of its products. In certain cases, technology upgrade sales were accounted for as multiple-element arrangements, usually split between delivery of the parts and installation on the customer’s systems. In those cases, Intevac recognized revenue for the relative sales price of the parts upon shipment and transfer of title, and recognized revenue for the relative sales price of installation services when those services were completed. Revenue related to sales of spare parts was generally recognized upon shipment. Intevac recognized revenue in certain circumstances before delivery had occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership had passed to the customer, the customer had made a written fixed commitment to purchase the finished goods, the customer had requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations existed by Intevac. For those transactions, the finished goods were segregated from inventory and normal billing and credit terms granted. Revenue related to services was generally recognized upon completion of the services. In addition, Intevac used the installment method to record revenue based on cash receipts in situations where the account receivable was collected over an extended period of time and in management’s judgment the degree of collectibility was uncertain.

Revenue on CPFF contracts was recognized to the extent of costs actually incurred plus a proportionate amount of the fee earned. Intevac considered fixed fees under CPFF contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract. Revenue on FFP contracts was recognized on a milestone method or percentage-of-completion method of contract accounting. For contracts structured as milestone agreements, revenue was recognized when a specified milestone was achieved, provided that (1) the milestone event is substantive in nature and there is substantial uncertainty about the achievement of the milestone at the inception of the agreement, (2) the milestone payment is non-refundable, and (3) there is no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria were deferred. Intevac generally determined the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected through completion of the contract. When estimates of total costs to be incurred on a contract exceeded estimates of total revenue to be earned, a provision for the entire loss on the contract was recorded in the period the loss is determined.

Adoption of New Accounting Standard

Upon adoption of the new revenue standard, we recorded a cumulative effect adjustment to the beginning balance of our consolidated December 31, 2017 balance sheet for the impact of the allocation and the timing of the recognition of revenues for an open Photonics military product agreement with a tiered pricing structure. This change will also result in increased revenue in subsequent periods from this agreement. The cumulative effect of the changes made to our consolidated December 31, 2017 balance sheet were as follows (in thousands):

	Balance at December 30, 2017	Adjustments Due to ASC 606	Balance at December 31, 2017
Other accrued liabilities	$7,688	$1,634	$9,322

Accumulated deficit	$(66,881)	$(1,634)	$(68,515)

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our selected consolidated statement of income line items was as follows (in thousands):

Consolidated Statement of Income

	For the Year Ended December 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Systems and components revenues	$85,320	$84,787	$533

Total net revenues	$95,114	$94,581	$533

Gross profit	$32,694	$32,161	$533

Loss from operations	$(4,217)	$(4,750)	$533

Loss before income taxes	$(3,595)	$(4,128)	$533

Net income	$3,581	$3,048	$533

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on select consolidated balance sheet line items was as follows (in thousands):

Consolidated Balance Sheet

	As of December 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Other accrued liabilities	$4,952	$3,851	$1,101

Total current liabilities	$30,008	$28,907	$1,101

Accumulated deficit	$(64,934)	$(63,833)	$(1,101)

Total stockholders’ equity	$89,624	$90,725	$(1,101)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income (loss). Gains (losses) from foreign currency transactions were ($80,000) and ($107,000) in 2018 and 2017, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended December 29, 2018 and December 30, 2017:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Balance at December 31, 2016	$343	$(22)	$321

Other comprehensive income (loss) before reclassification	192	(23)	169
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	192	(23)	169

Balance at December 30, 2017	$535	$(45)	$490

Other comprehensive income (loss) before reclassification	(130)	18	(112)
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(130)	18	(112)

Balance at December 29, 2018	$405	$(27)	$378

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from Tax Reform. The guidance states that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As stated within the guidance, the amendments in this update should be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more-timely recognition of losses. The requirements of this ASU are effective for interim and annual reporting periods beginning after December 15, 2019. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

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

We plan to adopt the standard as of December 30, 2018, the beginning of fiscal 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. We also plan to elect the practical expedient that allow us to apply the new lease guidance at its effective date, December 30, 2018, without adjusting the comparative financial statements.

We are currently completing the assessment phase of the implementation project and are finalizing our review of the impact of adoption. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our results of operations, equity, or cash flows.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Revenue

The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2018 and 2017 along with the reportable segment for each category. As noted above, the prior period amounts have not been adjusted under the modified retrospective method.

Major Products and Service Lines

TFE	2018				2017
	(in thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$55,793	$1	$5,253	$61,047	$51,146	$13,139	$9,275	$73,560
Field service	8,255	—	46	8,301	5,436	—	8	5,444

Total TFE net revenues	$64,048	$1	$5,299	$69,348	$56,582	$13,139	$9,283	$79,004

Photonics	2018	2017
	(in thousands)
Products:
Military products	$13,828	$24,373
Commercial products	335	237
Repair and other services	1,809	1,242

Total Photonics product net revenues	15,972	25,852
Technology development:
CPFF	7,258	3,983
FFP	2,463	3,984
Time and materials	73	24

Total technology development net revenues	9,794	7,991

Total Photonics net revenues	$25,766	$33,843

Primary Geography Markets

	2018			2017
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$4,050	$23,862	$27,912	$5,487	$31,824	$37,311
Asia	65,298	31	65,329	73,517	8	73,525
Europe	—	1,648	1,648	—	884	884
Rest of World	—	225	225	—	1,127	1,127

Total net revenues	$69,348	$25,766	$95,114	$79,004	$33,843	$112,847

Timing of Revenue Recognition

	2018
	TFE	Photonics	Total
	(in thousands)
Products transferred at a point in time	$69,348	$1,809	$71,157
Products and services transferred over time	—	23,957	23,957

	$69,348	$25,766	$95,114

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2018:

	December 29, 2018	December 30, 2017	Change
	(in thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$514	$1,368	$(854)

Contract liabilities:
Deferred revenue	$633	$5,190	$(4,557)
Customer advances	14,314	10,204	4,110

	$14,947	$15,394	$(447)

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,493	$1,346	$147
Retainage	157	281	(124)

	$1,650	$1,627	$23

Contract liabilities:
Deferred revenue	$1,101	$97	$1,004
Customer advances	—	822	(822)

	$1,101	$919	$182

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2018 contract assets in our TFE segment decreased by $854,000 primarily due to the final billing on four systems that were pending acceptance as of December 30, 2017, that completed installation and were accepted by the customer, offset by the accrual of revenue for two additional systems delivered in the year that were pending acceptance as of December 29, 2018.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2018, we recognized revenue in our TFE segment of $6.6 million and $5.2 million that was included in customer advances and deferred revenue, respectively, at the beginning of the period. Customer advances included in accounts receivable were $3.7 million at December 29, 2018.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approval of final indirect expense rates by the government. During fiscal 2018, contract assets in our Photonics segment increased by $23,000 primarily due to the revenue recognized on FFP contracts in advance of billing and the accrual of revenue incurred costs under CPFF contracts, offset in part by the completion of certain CPFF contracts and the final settlement of retainage amounts under certain CPFF contracts.

Customer advances in our Photonics segment generally represent deposits from customers upon contract execution and upon achievement of contractual milestones which represents a contract liability. These deposits are liquidated when revenue is recognized. Deferred revenue in our Photonics segment includes $1.1 million deferred for the impact of the allocation and the timing of the recognition of revenues for a military product agreement with a tiered pricing structure. Deferred revenue in our Photonics segment also includes incurred costs under CPFF contracts pending approval of final indirect expense rates by the government and represents a contract liability. During fiscal 2018, we recognized revenue in our Photonics segment of $822,000 and $520,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period. Customer advances included in accounts receivable were $206,000 at December 30, 2017.

On December 29, 2018 we had $108.5 million of remaining performance obligations, which we also refer to as total backlog. Backlog at December 29, 2018 consisted of $64.8 million of TFE backlog and $43.7 million of Photonics backlog. We expect to recognize approximately 79% of our remaining performance obligations as revenue in 2019, and the balance in 2020.

3. Equity-Based Compensation

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

Descriptions of Plans

Equity Incentive Plans

At December 29, 2018, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 29, 2018, 6.9 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 29, 2018, 425,000 shares remained available for issuance under the ESPP.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of recording equity-based compensation for fiscal 2018 and 2017 was as follows (in thousands):

	2018	2017
Equity-based compensation by type of award:
Stock options	$775	$1,176
RSUs	1,251	2,598
Employee stock purchase plan	1,281	404

Total equity-based compensation	$3,307	$4,178

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

	2018	2017
Stock Options:
Weighted-average fair value of grants per share	$1.97	$4.52
Expected volatility	43.83%	40.49%
Risk free interest rate	2.58%	1.81%
Expected term of options (in years)	4.4	4.22
Dividend yield	None	None

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

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 30, 2017	2,925,861	$7.62	3.00	$2,292,521
Options granted	430,125	$5.11
Options cancelled and forfeited	(962,171)	$9.27
Options exercised	(323,066)	$4.87

Options outstanding at December 29, 2018	2,070,749	$6.76	3.78	$339,821

Options exercisable at December 29, 2018	1,333,415	$6.59	2.70	$186,019

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total intrinsic value of options exercised during fiscal years 2018 and 2017 was $431,000 and $586,000, respectively. At December 29, 2018, Intevac had $985,000 of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.37 years.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 30, 2017	769,451	$7.84	0.97	$5,270,739
Granted	230,917	$5.04
Vested	(433,534)	$7.14
Cancelled	(104,425)	$8.64

Non-vested RSUs at December 29, 2018	462,409	$6.92	1.47	$2,362,910

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 29, 2018, Intevac had $1.5 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.47 years.

The annual bonus for certain participants in the Company’s annual incentive plan for fiscal 2016 was settled with RSUs with one-year vesting issued in 2017. The Company recorded equity-based compensation expense related to the 2016 annual incentive plan of $102,000 in fiscal 2017. In February 2017, 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted-average grant date fair value of $9.63 per share.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2018	2017
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.24	$2.75
Expected volatility	47.64%	43.51%
Risk free interest rate	2.01%	1.22%
Expected term of purchase rights (in years)	1.33	0.65
Dividend yield	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

The ESPP activity during fiscal 2018 and 2017 is as follows:

	2018	2017
	(in thousands, except per share amounts)
Shares purchased	411	406
Weighted-average purchase price per share	$3.98	$3.82
Aggregate intrinsic value of purchase rights exercised	$750	$2,673

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 29, 2018, Intevac had $900,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 1.08 years.

4. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted net income per share:

	2018	2017
	(in thousands, except per share amounts)
Net income	$3,581	$4,118

Weighted-average shares – basic	22,519	21,555
Effect of dilutive potential common shares	385	1,365

Weighted-average shares – diluted	22,904	22,920

Net income per share – basic	$0.16	$0.19

Net income per share – diluted	$0.16	$0.18

The potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive:

	2018	2017
	(in thousands, except per share amounts)
Stock options to purchase common stock	1,612	867
RSUs	124	218
Employee stock purchase plan	254	—

5. Concentrations

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

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 29, 2018 and December 30, 2017.

	2018	2017
Seagate Technology	45%	70%
HGST	25%	*

*	Less than 10%

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2018 and/or 2017.

	2018	2017
Seagate Technology	52%	40%
HGST	13%	*
U.S. Government	*	15%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2018 and 2017. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new equipment products for PV and DCP manufacturing and Intevac’s success in developing military products based on its low-light technology.

6. Balance Sheet Details

Balance sheet details were as follows as of December 29, 2018 and December 30, 2017:

Trade and Other Accounts Receivable, Net

	December 29,	December 30,
	2018	2017
	(in thousands)
Trade receivables and other	$25,397	$17,479
Unbilled costs and accrued profits	2,164	2,995
Income tax receivable	156	—
Less: allowance for doubtful accounts	—	—

	$27,717	$20,474

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 29,	December 30,
	2018	2017
	(in thousands)
Raw materials	$16,354	$19,881
Work-in-progress	9,134	9,433
Finished goods	5,109	4,478

	$30,597	$33,792

Finished goods inventory at December 29, 2018 includes three completed systems at Intevac’s factory pending customer shipment. Finished goods inventory at December 30, 2017 includes three completed systems at a customer site that were undergoing installation and acceptance testing.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

	December 29, 2018	December 30, 2017
	(in thousands)
Leasehold improvements	$14,923	$15,035
Machinery and equipment	45,032	44,766

	59,955	59,801
Less accumulated depreciation and amortization	48,757	47,323

Total property, plant and equipment, net	$11,198	$12,478

Deferred Income Taxes and Other Long-Term Assets

	December 29, 2018	December 30, 2017
	(in thousands)
Deferred income taxes	$7,913	$4
Contested tax deposits	723	743
Income tax receivable	157	—
Other	16	17

	$8,809	$764

Accounts Payable

Included in accounts payable is $423,000 and $163,000 of book overdraft at December 29, 2018 and December 30, 2017, respectively.

Other Accrued Liabilities

	December 29, 2018	December 30, 2017
	(in thousands)
Deferred revenue	$1,734	$5,287
Other taxes payable	928	860
Accrued product warranties	839	757
Income taxes payable	389	262
Provision for estimated losses on uncompleted contracts	278	189
Acquisition-related contingent consideration	223	103
Other	561	230

Total other accrued liabilities	$4,952	$7,688

Other Long-Term Liabilities

	December 29, 2018	December 30, 2017
	(in thousands)
Deferred rent	$2,270	$2,299
Accrued product warranties	158	237
Acquisition-related contingent consideration	—	259
Accrued income taxes	10	84

Total other long-term liabilities	$2,438	$2,879

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	December 29, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$3,040	$79	$3,119	$2,997	$122
Purchased technology	5,148	4,338	810	5,148	3,767	1,381
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$7,498	$889	$8,387	$6,884	$1,503

Intangible assets by segment as of December 29, 2018 are as follows: TFE; $810,000 and Photonics; $79,000.

Total amortization expense of purchased intangibles for fiscal 2018 and 2017 was $615,000 and $755,000, respectively.

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 29, 2018, is as follows.

(in thousands)
2019	$615
2020	274

$889

8. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay up to an aggregate of $7.0 million in cash to the selling shareholders if certain milestones were achieved over a specified period. Intevac has made payments to the selling shareholders for achievement of the first milestone in 2011, and for achievement of the second and third milestones in 2012. The fourth and final milestone was not achieved on the targeted date outlined in the acquisition agreement and will not be paid. There is no remaining contingent consideration obligation associated with the milestone agreement at December 29, 2018.

In connection with the acquisition of SIT, Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on December 29, 2018 based on forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The following table represents the significant unobservable input used in the calculation of fair value of the contingent consideration liability as of December 29, 2018. Significant increases or decreases in this input would result in a significantly lower (higher) fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements at December 29, 2018
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
	(in thousands, except for percentages)
Revenue Earnout	$ 223	Discounted cash flow	Weighted-average cost of capital	11.3%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of income. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2018 and 2017:

	2018	2017
	(in thousands)
Beginning balance	$362	$759
Changes in fair value	(139)	(223)
Cash payments made	—	(174)

Ending balance	$223	$362

9. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$13,334	$—	$—	$13,334
Money market funds	3,335	—	—	3,335
U.S. treasury and agency securities	2,046	—	—	2,046

Total cash and cash equivalents	$18,715	$—	$—	$18,715
Short-term investments:
Certificates of deposit	$5,299	$1	$1	$5,299
Commercial paper	2,242	—	1	2,241
Corporate bonds and medium-term notes	4,759	—	13	4,746
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	3,297	—	5	3,292

Total short-term investments	$16,097	$1	$22	$16,076
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,879	4	4	2,879
U.S. treasury and agency securities	999	—	6	993

Total long-term investments	$4,378	$4	$10	$4,372

Total cash, cash equivalents, and investments	$39,190	$5	$32	$39,163

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 30, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$13,195	$—	$—	$13,195
Money market funds	6,746	—	—	6,746

Total cash and cash equivalents	$19,941	$—	$—	$19,941
Short-term investments:
Certificates of deposit	$2,500	$1	$1	$2,500
Commercial paper	3,291	—	—	3,291
Corporate bonds and medium-term notes	4,502	—	5	4,497
Municipal bonds	500	—	3	497
U.S. treasury and agency securities	4,917	—	4	4,913

Total short-term investments	$15,710	$1	$13	$15,698
Long-term investments:
Asset backed securities	$500	$—	$—	$500
Corporate bonds and medium-term notes	4,384	—	21	4,363
U.S. treasury and agency securities	1,998	—	12	1,986

Total long-term investments	$6,882	$—	$33	$6,849

Total cash, cash equivalents, and investments	$42,533	$1	$46	$42,488

The contractual maturities of available-for-sale securities at December 29, 2018 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$21,478	$21,457
Due after one through five years	4,378	4,372

	$25,856	$25,829

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 29, 2018.

	December 29, 2018
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Certificates of deposit	$3,797	$1	$—	$—
Commercial paper	2,241	1	—	—
Corporate bonds and medium-term notes	2,675	6	3,537	11
Municipal bonds	498	2	—	—
U.S. treasury and agency securities	1,492	6	1,994	5

	$10,703	$16	$5,531	$16

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 29, 2018.

	Fair Value Measurements at December 29, 2018
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,335	$3,335	$—
U.S. treasury and agency securities	6,331	5,331	1,000
Certificates of deposit	5,799	—	5,799
Commercial paper	2,241	—	2,241
Corporate bonds and medium-term notes	7,625	—	7,625
Municipal bonds	498	—	498

Total recurring fair value measurements	$25,829	$8,666	$17,163

Derivatives

The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of income. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 29, 2018 and December 30, 2017:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	December 29, 2018	December 30, 2017	December 29, 2018		December 30, 2017
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,764	1,276	*	$8	*	$5

Total Hedges	$1,764	1,276		$8		$5

*	Other accrued liabilities

10. Equity

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

repurchase program authorizing up to $40.0 million. Under this authorization, Intevac purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors.

At December 29, 2018, $10.9 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases for fiscal 2018 and 2017:

	2018	2017
	(in thousands, except per share amounts)
Shares of common stock repurchased	120	—
Cost of stock repurchased	$558	$—
Average price paid per share	$4.63	$—

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

11. Income Taxes

The provision for (benefit from) income taxes on income (loss) from operations for fiscal 2018 and 2017 consists of the following (in thousands):

	2018	2017
Federal:
Current	$(313)	$—
Deferred	—	—

	(313)	—
State:
Current	5	13
Deferred	—	—

	5	13
Foreign:
Current	1,041	1,091
Deferred	(7,909)	(1)

	(6,868)	1,090
Total	$(7,176)	$1,103

Income (loss) before income taxes for fiscal 2018 and 2017 consisted of the following (in thousands):

	2018	2017
U.S	$(11,634)	$(794)
Foreign	8,039	6,015

	$(3,595)	$5,221

Effective tax rate	199.6%	21.1%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets:
Vacation, warranty and other accruals	$515	$601
Depreciation and amortization	656	91
Intangible amortization	902	1,071
Inventory valuation	1,401	1,341
Deferred income	256	22
Equity-based compensation	1,411	2,636
Net operating loss, research and other tax credit carryforwards	53,595	52,882
Other	545	543

	59,281	59,187
Valuation allowance for deferred tax assets	(50,804)	(58,455)

Total deferred tax assets	8,477	732

Deferred tax liabilities:
Purchased technology	(181)	(307)
Unbilled revenue	(383)	(421)

Total deferred tax liabilities	(564)	(728)

Net deferred tax assets	$7,913	$4

As reported on the balance sheet:
Non-current deferred tax assets	$7,913	$4

Intevac accounts for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.

Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax asset that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax asset, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, is based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 29, 2018. The Company recorded a valuation allowance decrease of $603,000 for fiscal 2017.

In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2018, a valuation allowance increase of $930,000 for the U.S. federal deferred tax asset was recorded. For fiscal 2017, a valuation allowance decrease of $6.9 million for the U.S. federal deferred tax asset was recorded that resulted from a revaluation of our deferred tax assets and liabilities at the newly enacted U.S federal tax rate. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 29, 2018, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $68.6 million, $45.3 million and $59.9 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2028. The foreign net operating loss carryforwards do not expire. As of December 29, 2018, our federal and state tax credit carryforwards for income tax purposes were approximately $16.4 million and $15.4 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credits carry forward indefinitely.

Tax Reform was enacted on December 22, 2017. Tax Reform reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. At December 30, 2017, we had not completed our accounting for the tax effects of enactment of Tax Reform; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax by applying the guidance of Staff Accounting Bulletin No. 118. At December 29, 2018, we have now completed our accounting for all of the enactment-date income tax effects of Tax Reform. As further discussed below, during 2018, we recognized net adjustments of $(57,000) to the provisional amounts recorded at December 30, 2017 and included these adjustments as a component of income tax expense from operations.

The U.S. federal corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Intevac has recorded income tax receivables of $313,000 for unused AMT credit carryforwards. On the consolidated balance sheets, the short-term portion of the income tax receivable is included in trade and other accounts receivable, net, while the long-term portion is included in deferred income taxes and other long-term assets.

In fiscal 2017, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of our deferred tax balance was $9.2 million. Upon further analysis of certain aspects of Tax Reform and refinement of our calculations during the fiscal 2018, we adjusted our provisional amount by $(725,000).

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. In fiscal 2017, we recorded a provisional amount of $1.8 million for our one-time transition tax liability for seven of our foreign subsidiaries, resulting in no increase in income tax expense due to current losses. We finalized our calculations of the transition tax liability during 2018 and adjusted our provisional amount by $1.8 million, which is included as a component of income tax expense from operations.

Tax Reform subjects a U.S. parent to tax on Global Intangible Low-Taxed Income (“GILTI’) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provision of GILTI as of December 30, 2017, we recorded no GILTI-related deferred amounts in 2017. After further consideration in the current year, we have elected to account for GILTI in the year the tax is incurred.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2018 and 2017 was as follows (in thousands):

	2018	2017
Income tax (benefit) at the federal statutory rate	$(756)	$1,827
State income taxes, net of federal benefit	5	13
Change in valuation allowance:
U.S	930	(6,873)
Foreign	(9,286)	(603)
Effect of foreign operations taxed at various rates	(254)	(1,036)
Research tax credits	(1,883)	(2,267)
Change in federal tax rate	—	9,201
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	4,142	639
Unrecognized tax benefits	(74)	202

Total	$(7,176)	$1,103

Intevac has not provided for foreign withholding taxes on approximately $1.2 million of undistributed earnings from non-U.S. operations as of December 29, 2018 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.

The total amount of gross unrecognized tax benefits was $6.2 million as of December 29, 2018, of which $8,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2018 and 2017:

	2018	2017
Beginning balance	$5,678	$7,544
Additions based on tax positions related to the current year	784	898
Settlements	(233)	—
Change in federal tax rate	—	(2,764)
Lapse of statute of limitations	(65)	—

Ending balance	$6,164	$5,678

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. During fiscal 2018 and 2017, Intevac recognized a net tax expense (benefit) for interest of $2,000 and $2,000, respectively. As of December 29, 2018 Intevac had $2,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Intevac has certain tax attributes that are subject to adjustment back to 1999. Intevac is subject to potential income tax return examination by tax authorities for tax years after 2009 in the following material jurisdictions: U.S. (Federal and California) and Singapore. Intevac has certain tax attributes that are subject to adjustment back to 1999.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2009 through 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $723,000 and $743,000 are included in other long-term assets at December 29, 2018 and December 30, 2017, respectively, on the consolidated balance

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sheets. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next twelve months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this or other examinations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

12. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $345,000 for fiscal 2018 and $357,000 for fiscal 2017. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $1.4 million, and $2.8 million, respectively, for fiscal 2018 and 2017. The annual bonus for certain participants in the Company’s fiscal 2016 annual incentive plan was settled with RSUs with one year vesting. Charges for 2016 bonuses in the amount of $102,000 were reported as stock-based compensation expense in fiscal 2017. In February 2017, 33 participants were granted stock awards to receive an aggregate of 134,000 shares of common stock with a weighted-average grant date fair value of $9.63 per share. See Note 3 “Equity-Based Compensation.”

13. Commitments and Contingencies

Leases

Intevac leases certain facilities under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Included in other long-term liabilities on the consolidated balance sheet is $2.3 million of deferred rent as of December 29, 2018 related to the effective rent on Intevac’s long-term lease for Intevac’s Santa Clara, California facility. The terms of the Company’s lease of its Santa Clara, California facility include a tenant improvement allowance of up to $1.7 million. This allowance has been fully utilized. Tenant improvement allowances are reimbursements received from the landlord for construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. In addition, Intevac is required to maintain a standby letter of credit for $600,000 for this lease. This standby letter of credit is secured with $600,000 of restricted cash. The facility leases require Intevac to pay for all normal maintenance costs. Gross rental expense was approximately $3.8 million in both fiscal 2018, and 2017.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 29, 2018, future minimum lease payments are as follows.

(in thousands)
2019	$3,261
2020	2,858
2021	2,874
2022	2,960
2023	3,049
Thereafter	767

$15,769

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

Letters of Credit

As of December 29, 2018, we had letters of credit and bank guarantees outstanding totaling $1.2 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $1.2 million of restricted cash.

Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and for its HDD, PV and DCP manufacturing systems the warranty typically ranges between 12 and 24 months from customer acceptance. For systems sold through a distributor, Intevac offers a 3-month warranty. The remainder of any warranty period is the responsibility of the distributor. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of income.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table displays the activity in the warranty provision account for fiscal 2018 and 2017:

	2018	2017
	(in thousands)
Beginning balance	$994	$1,007
Expenditures incurred under warranties	(561)	(773)
Accruals for product warranties	641	854
Adjustments to previously existing warranty accruals	(77)	(94)

Ending balance	$997	$994

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

14. Segment and Geographic Information

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 29, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information for each reportable segment for fiscal 2018 and 2017 is as follows:

	2018	2017
	(in thousands)
Net Revenues
TFE	$69,348	$79,004
Photonics	25,766	33,843

Total segment net revenues	$95,114	$112,847

	2018	2017
	(in thousands)
Operating Profit (Loss)
TFE	$(1,335)	$6,116
Photonics	440	3,900

Total segment operating profit (loss)	(895)	10,016

Unallocated costs	(3,322)	(5,168)

Operating income (loss)	(4,217)	4,848

Interest income	516	291
Other income (expense), net	106	82

Income (loss) before income taxes	$(3,595)	$5,221

	2018	2017
	(in thousands)
Depreciation and Amortization
TFE	$2,387	$1,773
Photonics	1,870	1,750

Total segment depreciation and amortization	4,257	3,523

Unallocated costs	357	348

Total consolidated depreciation and amortization	$4,614	$3,871

	2018	2017
	(in thousands)
Capital Additions
TFE	$1,640	$2,137
Photonics	1,295	1,643

Total segment capital additions	2,935	3,780

Unallocated	309	576

Total consolidated capital additions	$3,244	$4,356

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2018	2017
	(in thousands)
Segment Assets
TFE	$53,867	$52,156
Photonics	16,721	16,364

Total segment assets	70,588	68,520

Cash and investments	39,163	42,488
Restricted cash	1,169	1,000
Deferred income taxes	7,913	4
Other current assets	1,341	1,001
Common property, plant and equipment	1,017	1,267
Other assets	879	743

Consolidated total assets	$122,070	$115,023

Net property, plant and equipment by geographic region at December 29, 2018 and December 30, 2017 was as follows:

	December 29, 2018	December 30, 2017
	(in thousands)
United States	$11,113	$12,363
Asia	85	115

Net property, plant & equipment	$11,198	$12,478

15. Restructuring Charges

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “2018 Plan”), which reduced expenses and reduced its workforce by 6 percent. The cost of implementing the 2018 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of income. Substantially all cash outlays in connection with the 2018 Plan occurred in the first quarter of fiscal 2018. Implementation of the 2018 Plan reduced salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

As of December 29, 2018, activities related to the 2018 Plan were complete.

The changes in restructuring reserves for severance and other employee-related costs associated with the cost reduction plan for fiscal 2018, are as follows.

2018
(in thousands)
Balance at the beginning of the year	$—
Provision for restructuring charges	95
Cash payments made	(95)

Balance at the end of the year	$—

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Assessment of Internal Controls Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Based on Intevac’s management’s evaluation with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as of the end of the period covered by this report, Intevac’s CEO and CFO have concluded that Intevac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by Intevac in reports that Intevac files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Intevac’s management, including Intevac’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Intevac. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting (as defined in Rule 13a-15(f) ender the Exchange Act) includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 29, 2018. BPM LLP, the independent registered public accounting firm that has audited the financial statements included in this report, has issued a report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 29, 2018 and December 30, 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 13, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2018” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (5)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (6)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (6)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (6)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7 (7)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.8+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.9 (8)	Director and Officer Indemnification Agreement

10.10+ (7)	The Registrant’s Executive Incentive Plan

10.11+ (9)	Offer Letter with Wendell Blonigan

10.12+ (9)	Severance Agreement with Wendell Blonigan

10.13+ (10)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.14+ (11)	Offer Letter with James Moniz

10.15+ (11)	Change in Control Agreement with James Moniz dated October 29, 2014

10.16+ (12)	Severance Agreement and Release of Claims with Andres Brugal dated February 15, 2018

10.17+ (12)	Change in Control Agreement with Timothy Justyn dated March 2, 2018

10.18+ (13)	Form of Change in Control Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 72)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018.
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(10)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2018
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 15, 2016
(P)	Paper exhibit.
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2019.

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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN (Wendell T. Blonigan)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2019

/s/ JAMES MONIZ (James Moniz)	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 13, 2019

/s/ DAVID S. DURY	Chairman of Board	February 13, 2019
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 13, 2019
(Kevin D. Barber)

/s/ STEPHEN A. JAMISON	Director	February 13, 2019
(Stephen A. Jamison)

/s/ MARK P. POPOVICH	Director	February 13, 2019
(Mark P. Popovich)

/s/ THOMAS M. ROHRS	Director	February 13, 2019
(Thomas M. Rohrs)

/s/ JOHN F. SCHAEFER	Director	February 13, 2019
(John F. Schaefer)