Form 10-Q
period 2019-03-30
INTEVAC INC
filed 2019-04-30
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

On April 30, 2019, 22,960,131 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2019	December 29, 2018
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$23,537	$18,715
Short-term investments	11,764	16,076
Trade and other accounts receivable, net of allowances of $0 at both March 30, 2019 and at December 29, 2018	19,996	27,717
Inventories	30,329	30,597
Prepaid expenses and other current assets	2,173	2,528

Total current assets	87,799	95,633
Long-term investments	5,394	4,372
Restricted cash	1,254	1,169
Property, plant and equipment, net	10,550	11,198
Operating lease right-of-use-assets	11,076	—
Intangible assets, net of accumulated amortization of $7,652 at March 30, 2019 and $7,498 at December 29, 2018	735	889
Deferred income taxes and other long-term assets	8,485	8,809

Total assets	$125,293	$122,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,569	$—
Accounts payable	4,867	6,053
Accrued payroll and related liabilities	3,457	4,689
Other accrued liabilities	4,327	4,952
Customer advances	10,335	14,314

Total current liabilities	25,555	30,008
Noncurrent liabilities:
Noncurrent operating lease liabilities	10,491	—
Other long-term liabilities	160	2,438

Total noncurrent liabilities	10,651	2,438
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	184,953	183,204
Treasury stock, 4,965 shares at both March 30, 2019 and December 29, 2018	(29,047)	(29,047)
Accumulated other comprehensive income	484	378
Accumulated deficit	(67,326)	(64,934)

Total stockholders’ equity	89,087	89,624

Total liabilities and stockholders’ equity	$125,293	$122,070

Note: Amounts as of December 29, 2018 are derived from the December 29, 2018 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$21,637	$15,472
Technology development	3,190	2,502

Total net revenues	24,827	17,974
Cost of net revenues:
Systems and components	15,100	10,728
Technology development	2,488	2,371

Total cost of net revenues	17,588	13,099

Gross profit	7,239	4,875
Operating expenses:
Research and development	3,986	4,167
Selling, general and administrative	5,252	5,829

Total operating expenses	9,238	9,996

Loss from operations	(1,999)	(5,121)
Interest income and other income (expense), net	160	145

Loss before income taxes	(1,839)	(4,976)
Provision for income taxes	553	160

Net loss	$(2,392)	$(5,136)

Net loss per share:
Basic and Diluted	$(0.10)	$(0.23)
Weighted average common shares outstanding:
Basic and Diluted	22,855	22,107

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands)

Net loss	$(2,392)	$(5,136)

Other comprehensive income, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	45	(28)
Foreign currency translation gains	61	104

Other comprehensive income, before tax	106	76

Income tax provision related to items in other comprehensive income	—	—

Other comprehensive income, net of tax	106	76

Comprehensive loss	$(2,286)	$(5,060)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(2,392)	$(5,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	1,043
Net amortization (accretion) of investment premiums and discounts	(16)	(18)
Equity-based compensation	756	817
Straight-line rent adjustment and amortization of lease incentives	(85)	(19)
Deferred income taxes	332	—
Change in the fair value of acquisition-related contingent consideration	7	(1)
Loss on disposal of equipment	45	—
Changes in operating assets and liabilities	1,286	(733)

Total adjustments	3,361	1,089

Net cash provided by (used in) operating activities	969	(4,047)
Investing activities
Purchases of investments	(5,045)	(10,161)
Proceeds from sales and maturities of investments	8,396	9,328
Purchases of leasehold improvements and equipment	(371)	(592)

Net cash provided by (used in) investing activities	2,980	(1,425)
Financing activities
Proceeds from issuance of common stock	1,021	2,065
Taxes paid related to net share settlement	(28)	(333)
Payment of acquisition-related contingent consideration	(98)	—

Net cash provided by financing activities	895	1,732

Effect of exchange rate changes on cash and cash equivalents	63	105

Net increase (decrease) in cash, cash equivalents and restricted cash	4,907	(3,635)
Cash, cash equivalents and restricted cash at beginning of period	19,884	20,941

Cash, cash equivalents and restricted cash at end of period	$24,791	$17,306

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

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 29, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, with a date of the initial application of December 30, 2018. As a result, the Company has changed its accounting policy for leases as detailed in Note 10. Leases. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 Form 10-K”). Intevac’s results of operations for the three months ended March 30, 2019 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncement

Adoption of New Accounting Standard

We adopted ASU No. 2016-02, Leases (Topic 842), as of December 30, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that most renewal options would not be reasonably certain in determining the expected lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net lease assets of $11.6 million and lease liabilities of $13.7 million, as of December 30, 2018. The standard did not have an impact on our consolidated results of operations or cash flows.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The effect of the changes made to our consolidated December 30, 2018 balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance at December 29, 2018	Adjustments Due to ASC 842		Balance at December 30, 2018
Prepaid expenses and other current assets	$2,528	$(221)[1]		$2,307

Total current assets	$95,633	$(221)[1]		$95,412

Operating lease right-of-use assets	$—	$11,635	[1,2,3]	$11,635

Total assets	$122,070	$11,414	[1,2,3]	$133,484

Current operating lease liabilities	$—	$2,581	[5]	$2,581

Accounts payable	$6,053	$(4)[4]		$6,049

Other accrued liabilities	$4,952	$(13)[3]		$4,939

Total current liabilities	$30,008	$2,564	[3,4,5]	$32,572

Noncurrent operating lease liabilities	$—	$11,120	[5]	$11,120

Other long-term liabilities	$2,438	$(2,270)[3]		$168

Total non-current liabilities	$2,438	$8,850	[3,4,5]	$11,288

Total liabilities and stockholders’ equity	$122,070	$11,414	,4,5	$133,484

[1]	Represents prepaid rent reclassified to operating lease right-of-use assets.
[2]	Represents capitalization of operating lease right-of-use assets and reclassification of straight-line rent accrual, and tenant incentives.
[3]	Represents reclassification of straight-line rent accrual to operating lease right-of-use assets.
[4]	Represents accrued rent reclassified to operating lease right-of-use assets.
[5]	Represents recognition of operating lease liabilities.

3. Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 30, 2019 and March 31, 2018 along with the reportable segment for each category.

Major Products and Service Lines

TFE	Three Months Ended March 30, 2019				Three Months Ended March 31, 2018
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$11,050	$—	$6,373	$17,423	$10,393	$1	$2	$10,396
Field service	1,522	—	—	1,522	2,355	—	38	2,393

Total TFE net revenues	$12,572	$—	$6,373	$18,945	$12,748	$1	$40	$12,789

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended
Photonics	March 30, 2019	March 31, 2018
	(In thousands)
Products:
Military products	$1,813	$2,254
Commercial products	318	—
Repair and other services	561	429

Total Photonics product net revenues	2,692	2,683
Technology development:
Firm Fixed Price (“FFP”)	1,692	692
Cost Plus Fixed Fee (“CPFF”)	1,496	1,790
Time and materials	2	20

Total technology development net revenues	3,190	2,502

Total Photonics net revenues	$5,882	$5,185

Primary Geographical Markets

	Three Months Ended
	March 30, 2019			March 31, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$161	$5,716	$5,877	$1,911	$4,762	$6,673
Asia	18,784	—	18,784	10,878	—	10,878
Europe	—	166	166	—	293	293
Rest of World	—	—	—	—	130	130

Total net revenues	$18,945	$5,882	$24,827	$12,789	$5,185	$17,974

Timing of Revenue Recognition

	Three Months Ended
	March 30, 2019			March 31, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$18,945	$561	$19,506	$12,789	$429	$13,218
Products and services transferred over time	—	5,321	5,321	—	4,756	4,756

	$18,945	$5,882	$24,827	$12,789	$5,185	$17,974

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended March 30 2019.

	March 30, 2019	December 29, 2018	Three Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$897	$514	$383

Contract liabilities:
Deferred revenue	$713	$633	$80
Customer advances	10,335	14,314	(3,979)

	$11,048	$14,947	$(3,899)

Photonics:
Contract assets:
Accounts receivable, unbilled	$2,561	$1,493	$1,068
Retainage	131	157	(26)

	$2,692	$1,650	$1,042

Contract liabilities:
Deferred revenue	$784	$1,101	$(317)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less, the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended March 30, 2019, contract assets in our TFE segment increased by $383,000 primarily due to the accrual of revenue for four systems delivered in the quarter that were pending acceptance as of March 30, 2019.

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended March 30, 2019, we recognized revenue in our TFE segment of $6.5 million and $209,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the three months ended March 30, 2019, contract assets in our Photonics segment increased by $1.0 million primarily due to the accrual of revenue for incurred costs under FFP and CPFF contracts.

Deferred revenue in our Photonics segment includes $784,000 deferred for the impact of the allocation and the timing of the recognition of revenue for a military product agreement with a tiered pricing structure. During the three months ended March 30, 2019, we recognized revenue in our Photonics segment of $317,000 that was included in deferred revenue at the beginning of the period.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On March 30, 2019 we had $102.6 million of remaining performance obligations, which we also refer to as total backlog. Backlog at March 30, 2019 consisted of $59.3 million of TFE backlog and $43.3 million of Photonics backlog. We expect to recognize approximately 69% of our remaining performance obligations as revenue in 2019, and the balance in 2020.

4. Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 30, 2019	December 29, 2018
	(In thousands)
Raw materials	$16,815	$16,354
Work-in-progress	11,933	9,134
Finished goods	1,581	5,109

	$30,329	$30,597

Finished goods inventory at December 29, 2018 included three completed systems at Intevac’s factory and shipped to the customer in January 2019.

5. Equity-Based Compensation

At March 30, 2019, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 30, 2019 and March 31, 2018 was as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Equity-based compensation by type of award:
Stock options	$206	$134
RSUs	291	406
Employee stock purchase plan	259	277

Total equity-based compensation	$756	$817

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Option activity as of March 30, 2019 and changes during the three months ended March 30, 2019 were as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 29, 2018	2,070,749	$6.76
Options granted	13,125	$6.08
Options cancelled and forfeited	(8,992)	$7.43
Options exercised	(72,122)	$4.22

Options outstanding at March 30, 2019	2,002,760	$6.84

Options exercisable at March 30, 2019	1,300,175	$6.72

Intevac issued 181,431 shares under the ESPP during the three months ended March 30, 2019.

Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock Options:
Weighted-average fair value of grants per share	$2.28	$2.30
Expected volatility	43.40%	41.97%
Risk free interest rate	2.21%	2.48%
Expected term of options (in years)	4.32	4.23
Dividend yield	None	None
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.89	$2.36
Expected volatility	50.00%	46.60%
Risk free interest rate	2.53%	1.82%
Expected term of purchase rights (in years)	1.0	1.25
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 29, 2018	462,409	$6.92
Granted	8,563	$6.11
Vested	(11,924)	$6.92
Cancelled and forfeited	(8,737)	$6.38

Non-vested RSUs at March 30, 2019	450,311	$6.91

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

6. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of March 30, 2019, are as follows:

	March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(6,505)	$667
Photonics	1,215	(1,147)	68

	$8,387	$(7,652)	$735

Total amortization expense of finite-lived intangibles for the three months ended March 30, 2019 was $154,000.

As of March 30, 2019, future amortization expense is expected to be as follows:

(In thousands)
2019	$461
2020	274

$735

7. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. Intevac estimated the fair value of this contingent consideration on March 30, 2019 based on forecasted revenues reflecting Intevac’s own assumptions concerning future revenue from such products. The earnout period terminates on June 30, 2019.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Significant increases or decreases in these inputs would result in a significantly lower (higher) fair value measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the consolidated statement of income. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month periods ended March 30, 2019 and March 31, 2018.

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Opening balance	$223	$362
Changes in fair value	7	(1)
Cash payments made	(98)	—

Closing balance	$132	$361

The contingent consideration liability of $132,000 at March 30, 2019 and $223,000 at December 29, 2018 is included in other accrued liabilities on the condensed consolidated balance sheets.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8. Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is per contract terms and, for its HDD manufacturing, DCP manufacturing and solar cell manufacturing systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three-month periods ended March 30, 2019 and March 31, 2018.

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Opening balance	$997	$994
Expenditures incurred under warranties	(167)	(236)
Accruals for product warranties issued during the reporting period	324	104
Adjustments to previously existing warranty accruals	143	4

Closing balance	$1,297	$866

The following table displays the balance sheet classification of the warranty provision account at March 30, 2019 and at December 29, 2018.

	March 30, 2019	December 29, 2018
	(In thousands)
Other accrued liabilities	$1,147	$839
Other long-term liabilities	150	158

Total warranty provision	$1,297	$997

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Letters of Credit

As of March 30, 2019, we had letters of credit and bank guarantees outstanding totaling $1.3 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.3 million of restricted cash.

10. Leases

Intevac leases certain manufacturing facilities, warehouses, office space, and equipment under non-cancelable operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The following table reflects our lease assets and our lease liabilities at March 30, 2019 and December 30, 2018.

	March 30, 2019	December 30, 2018
	(In thousands)
Assets:
Operating lease right-of-use assets	$11,076	$11,635

Liabilities:
Current operating lease liabilities	$2,569	$2,581
Noncurrent operating lease liabilities	10,491	11,120

	$13,060	$13,701

Lease Costs:

The components of lease costs were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Operating lease cost	$782	$759
Short-term lease cost	19	21

Total lease cost	$801	$780

As of March 30, 2019, the maturity of operating lease liabilities was as follows:

(In thousands)
2019	$2,543
2020	2,992
2021	2,989
2022	3,074
2023	3,161
2024	529

Total lease payments	15,288
Less: Interest	(2,228)

Present value of lease liabilities	$13,060

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Lease Term and Discount Rate:

March 30, 2019
Weighted-average remaining lease term (in years)	4.8
Weighted-average discount rate	6.48%

Other information:

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 30, 2019
Operating cash outflows from operating leases	$886

Right-of-use assets obtained in exchange for new operating lease liabilities	$—

11. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 30, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,671	$—	$—	$14,671
Money market funds	5,064	—	—	5,064
Commercial paper	1,497	—	—	1,497
Municipal bonds	500	—	—	500
U.S. treasury and agency securities	1,804	1	—	1,805

Total cash and cash equivalents	$23,536	$1	$—	$23,537
Short-term investments:
Certificates of deposit	$3,000	$4	$—	$3,004
Commercial paper	1,899	—	—	1,899
Corporate bonds and medium-term notes	2,807	2	3	2,806
Municipal bonds	500	—	—	500
U.S. treasury and agency securities	3,560	—	5	3,555

Total short-term investments	$11,766	$6	$8	$11,764
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	4,875	20	1	4,894

Total long-term investments	$5,375	$20	$1	$5,394

Total cash, cash equivalents, and investments	$40,677	$27	$9	$40,695

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$13,334	$—	$—	$13,334
Money market funds	3,335	—	—	3,335
U.S. treasury and agency securities	2,046	—	—	2,046

Total cash and cash equivalents	$18,715	$—	$—	$18,715
Short-term investments:
Certificates of deposit	$5,299	$1	$1	$5,299
Commercial paper	2,242	—	1	2,241
Corporate bonds and medium-term notes	4,759	—	13	4,746
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	3,297	—	5	3,292

Total short-term investments	$16,097	$1	$22	$16,076
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,879	4	4	2,879
U.S. treasury and agency securities	999	—	6	993

Total long-term investments	$4,378	$4	$10	$4,372

Total cash, cash equivalents, and investments	$39,190	$5	$32	$39,163

The contractual maturities of available-for-sale securities at March 30, 2019 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,631	$20,630
Due after one through five years	5,375	5,394

	$26,006	$26,024

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 30, 2019.

	March 30, 2019
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$—	$—	$1,097	$4
U.S. treasury and agency securities	—	—	1,994	5

	$—	$—	$3,091	$9

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 30, 2019.

	Fair Value Measurements at March 30, 2019
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$5,064	$5,064	$—
U.S. treasury and agency securities	5,360	5,360	—
Certificates of deposit	3,504	—	3,504
Commercial paper	3,396	—	3,396
Corporate bonds and medium-term notes	7,700	—	7,700
Municipal bonds	1,000	—	1,000

Total recurring fair value measurements	$26,024	$10,424	$15,600

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of March 30, 2019 and December 29, 2018.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	March 30, 2019	December 29, 2018	March 30, 2019		December 29, 2018
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,558	1,764	*	$8	*	$8

Total Hedges	$1,558	1,764		$8		$8

*	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13. Equity

Condensed Consolidated Statements of Changes in Equity

The changes in stockholders’ equity by component for the three months ended March 30, 2019 and March 31, 2018, are as follows (in thousands):

	Three Months Ended March 30, 2019
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	993	—	—	—	993
Equity-based compensation expense	756	—	—	—	756
Net loss	—	—	—	(2,392)	(2,392)
Other comprehensive income	—	—	106	—	106

Balance at March 30, 2019	$184,976	$(29,047)	$484	$(67,326)	$89,087

	Three Months Ended March 31, 2018
	Common
	Stock and		Accumulated
	Additional		Other		Total
	Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Capital	Stock	Income	Deficit	Equity
Balance at December 30, 2017	$177,543	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	(1,634)	(1,634)
Common stock issued under employee plans	1,732	—	—	—	1,732
Equity-based compensation expense	817	—	—	—	817
Net loss	—	—	—	(5,136)	(5,136)
Other comprehensive income	—	—	76	—	76

Balance at March 30, 2018	$180,092	$(28,489)	$566	$(73,651)	$78,518

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 30, 2019 and March 31, 2018, are as follows:

	Three Months Ended
	March 30, 2019			March 31, 2018
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(In thousands)
Beginning balance	$405	$(27)	$378	$535	$(45)	$490
Other comprehensive income before reclassification	61	45	106	104	(28)	76
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income	61	45	106	104	(28)	76

Ending balance	$466	$18	$484	$639	$(73)	$566

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

program for an aggregate authorized amount of up to $40.0 million. At March 30, 2019, $10.9 million remains available for future stock repurchases under the repurchase program. Intevac did not make any stock repurchases during the three months ended March 30, 2019 and March 30, 2018, respectively.

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

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Net loss	$(2,392)	$(5,136)

Weighted-average shares — basic	22,855	22,107
Effect of dilutive potential common shares	—	—

Weighted-average shares — diluted	22,855	22,107

Net loss per share — basic and diluted	$(0.10)	$(0.23)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

15. Segment Reporting

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 30, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Information for each reportable segment for the three months ended March 30, 2019 and March 31, 2018 is as follows:

Net Revenues

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
TFE	$18,945	$12,789
Photonics	5,882	5,185

Total segment net revenues	$24,827	$17,974

Operating Loss

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
TFE	$(603)	$(2,509)
Photonics	(640)	(1,210)

Total segment operating loss	(1,243)	(3,719)
Unallocated costs	(756)	(1,402)

Loss from operations	(1,999)	(5,121)
Interest income and other income (expense), net	160	145

Loss before income taxes	$(1,839)	$(4,976)

Total assets for each reportable segment as of March 30, 2019 and December 29, 2018 are as follows:

Assets

	March 30, 2019	December 29, 2018
	(In thousands)
TFE	$52,417	$53,867
Photonics	18,115	16,721

Total segment assets	70,532	70,588

Cash, cash equivalents and investments	40,695	39,163
Restricted cash	1,254	1,169
Deferred income taxes	7,581	7,913
Other current assets	1,124	1,341
Common property, plant and equipment	1,026	1,017
Common operating lease right-of-use assets	2,194	—
Other assets	887	879

Consolidated total assets	$125,293	$122,070

16. Income Taxes

Intevac recorded income tax provisions of $553,000 for the three months ended March 30, 2019 and $160,000 for the three months ended March 31, 2018. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended March 30, 2019 Intevac recorded a $362,000 income tax provision on earnings of its international subsidiaries and

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

recorded $191,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 31, 2018 Intevac recorded $145,000 for withholding taxes as a discrete item. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of various fiscal year tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. in 2009 and 2010. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $730,000 at March 30, 2019 and $723,000 at December 29, 2018 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

17. Restructuring Charges

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The cost of implementing the Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Reduction Plan occurred in the first quarter of fiscal 2018. Implementation of the Reduction Plan reduced salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

The changes in restructuring reserves associated with the Reduction Plan for the three months ended March 31, 2018 are as follows:

Three Months Ended
March 31, 2018
Severance and other employee- related costs (In thousands)
Beginning balance	$—
Provision for restructuring reserves	95
Cash payments made	(95)

Ending balance	$—

18. Related Party Transaction

A Board member of the Company also serves as the Chief Executive Officer of a supplier. The Company made inventory purchases in the amount of $152,000 for the three months ended March 30, 2019 and $85,000 for the three months ended March 31, 2018, respectively from this supplier.

19. Commitments and Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2019 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 13, 2019, and our periodic reports on Form 10-Q and current reports on Form 8-K.

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

Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing and a thin-film PVD application for PV solar cell manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.

The following table presents certain significant measurements for the three months ended March 30, 2019 and March 31, 2018.

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$24,827	$17,974	$6,853
Gross profit	$7,239	$4,875	$2,364
Gross margin percent	29.2%	27.1%	2.1 points
Net loss	$(2,392)	$(5,136)	$2,744
Net loss per diluted share	$(0.10)	$(0.23)	$0.13

Net revenues increased during the first quarter of fiscal 2019 compared to the same period in the prior year primarily due to higher TFE sales and higher Photonics contract research and development (“R&D”) revenue. TFE recognized revenue on one 200 Lean® HDD system and four ENERGi® solar ion implant systems in the first quarter of fiscal 2019 compared to one 200 Lean HDD system in the first quarter of fiscal 2018. The Company reported a smaller net loss for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to higher revenues, higher gross margins and lower operating expenses as a result of lower legal and consulting expenses and lower spending on R&D materials.

Intevac expects that HDD equipment sales in 2019 will be similar to slightly down from the levels in 2018 as a HDD manufacturer may take delivery of only four of the six 200 Lean HDD systems in backlog at the beginning of 2019. In 2019, we expect additional 200 Lean HDD system orders. In 2019, Intevac expects higher sales of new TFE products as we expect follow on production orders for our VERTEX coating system for DCPs and we recognize revenue on the nine ENERGi solar ion implant systems that were in backlog at the beginning of 2019, four of which shipped in the first quarter. In 2019, we expect increased product shipments in Photonics as shipments for the Apache camera will resume in the second half of 2019 and we continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. In 2019, we expect increased contract R&D revenue as development work begins on the multi-year $28.6 million contract award for the development and production of digital night-vision cameras to support the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) program. For fiscal 2019, Intevac expects that Photonics profits will be higher than fiscal 2018 as Photonics results will reflect higher revenue levels.

Intevac’s trademarks include the following: “200 Lean®,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®” and “VERTEX SPECTRA™.”

Results of Operations

Net revenues

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands)
TFE	$18,945	$12,789	$6,156
Photonics
Products	2,692	2,683	9
Contract R&D	3,190	2,502	688

	5,882	5,185	697

Total net revenues	$24,827	$17,974	$6,853

TFE revenue for the three months ended March 30, 2019 included revenue recognized for one 200 Lean HDD system, four ENERGi solar ion implant systems, disk equipment technology upgrades and spare parts. TFE revenue for the three months ended March 31, 2018 included revenue recognized for one 200 Lean HDD system, disk equipment technology upgrades and spare parts.

Photonics revenue for the three months ended March 30, 2019 increased compared to the same period in the prior year as a result of higher contract R&D work.

Backlog

	March 30, 2019	December 29, 2018	March 31, 2018
	(In thousands)
TFE	$59,346	$64,803	$55,589
Photonics	43,294	43,711	11,261

Total backlog	$102,640	$108,514	$66,850

TFE backlog at March 30, 2019 included five 200 Lean HDD systems and five ENERGi solar ion implant systems. TFE backlog at December 29, 2018 included six 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE backlog at March 31, 2018 includes two 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended
	March 30, 2019			March 31, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$161	$5,716	$5,877	$1,911	$4,762	$6,673
Asia	18,784	—	18,784	10,878	—	10,878
Europe	—	166	166	—	293	293
Rest of World	—	—	—	—	130	130

Total net revenues	$18,945	$5,882	$24,827	$12,789	$5,185	$17,974

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2019 versus 2018 reflected higher Photonics contract R&D work. Sales to the Asia region in 2019 included one 200 Lean system and four ENERGi solar ion implant systems versus one 200 Lean system in 2018. Sales to the Europe region and Rest of World in 2019 and 2018 were not significant.

Gross profit

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$5,977	$4,555	$1,422
% of TFE net revenues	31.5%	35.6%
Photonics gross profit	$1,262	$320	$942
% of Photonics net revenues	21.5%	6.2%
Total gross profit	$7,239	$4,875	$2,364
% of net revenues	29.2%	27.1%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 31.5% in the three months ended March 30, 2019 compared to 35.6% in the three months ended March 31, 2018. The decrease in margins was due to lower margins on four ENERGi solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 21.5% in the three months ended March 30, 2019 compared to 6.2% in the three months ended March 31, 2018. Higher Photonics gross margins for the three months ended March 31, 2018 reflected higher revenue levels and improved margins on contract R&D work.

Research and development expense

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands)
Research and development expense	$3,986	$4,167	$(181)

Research and development spending in TFE during the three months ended March 30, 2019 decreased compared to the three months ended March 31, 2018 due to lower spending on semiconductor Fan-out development. TFE spending consisted primarily of HDD, DCP, semiconductor Fan-out and PV development. Research and development spending increased in Photonics during the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 primarily related to the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $2.5 million and $2.4 million for the three-month periods ended March 30, 2019 and March 31, 2018, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative expense

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,252	$5,829	$(577)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended March 30, 2019 decreased compared to the three months ended March 31, 2018 as a result of lower legal and consulting fees. Also selling, general and administrative expense for the three months ended March 31, 2018 included a $202,000 charge for the write-off of certain engineering software and a $148,000 charge for a lump sum separation payment.

Cost reduction plans

During the first quarter of fiscal 2018, Intevac substantially completed implementation of the 2018 cost reduction plan (the “Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 6 percent. The total cost of implementing the Reduction Plan was $95,000 of which $61,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. Substantially all cash outlays in connection with the Reduction Plan were completed in the first quarter of fiscal 2018. Implementation of the Plan reduced salary, wages and other employee-related expenses by approximately $1.8 million on an annual basis.

Interest income and other income (expense), net

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$160	$145	$15

Interest income and other income (expense), net in the three months ended March 30, 2019 included $148,000 of interest income on investments, $20,000 of earnout income from a divestiture and various other income of $23,000, offset in part by $32,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended March 31, 2018 included $102,000 of interest income on investments, $55,000 of earnout income from a divestiture and various other income of $17,000, offset in part by $29,000 of foreign currency losses. The increase in interest income in the three months ended March 30, 2019 resulted from higher interest rates offset in part by lower invested balances.

Income tax provision

	Three Months Ended
	March 30, 2019	March 31, 2018	Change over prior period
	(In thousands)
Income tax provision	$553	$160	$393

Intevac recorded income tax provisions of $553,000 for the three months ended March 30, 2019 and $160,000 for the three months ended March 31, 2018. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended March 30, 2019 Intevac recorded a $362,000 income tax provision on earnings of our international subsidiaries and recorded $191,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 31, 2018 Intevac recorded $145,000 for withholding taxes as a discrete item. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the GILTI. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At March 30, 2019, Intevac had $41.9 million in cash, cash equivalents, restricted cash and investments compared to $40.3 million at December 29, 2018. During the first three months of 2019, cash, cash equivalents, restricted cash and investments increased by $1.6 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets.

Cash, cash equivalents, restricted cash and investments consist of the following:

	March 30, 2019	December 29, 2018
	(In thousands)
Cash and cash equivalents	$23,537	$18,715
Restricted cash	1,254	1,169
Short-term investments	11,764	16,076
Long-term investments	5,394	4,372

Total cash, cash equivalents, restricted cash and investments	$41,949	$40,332

Operating activities generated cash of $969,000 during the first three months of 2019 and used cash of $4.0 million during the first three months of 2018. Improved operating cash flow in the first three months of 2019 was a result of a smaller net loss and lower investments in working capital.

Accounts receivable totaled $20.0 million at March 30, 2019 compared to $27.7 million at December 29, 2018. At March 30, 2019 and December 29, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $2.1 million and $3.7 million, respectively. Net inventories totaled $30.3 million at March 30, 2019 compared to $30.6 million at December 29, 2018. Net inventories at December 29, 2018 included three ENERGi implant systems in finished goods and one ENERGi implant system in work in process that were virtually complete and shipped to the customer in January 2019. Net inventories at both March 30, 2019 and December 29, 2018 included an additional five ENERGi implant systems in work in process that are partially built and are scheduled to ship to the customer in the second half of 2019. Accounts payable decreased to $4.9 million at March 30, 2019 from $6.1 million at December 29, 2018 due to the timing of payments. Accrued payroll and related liabilities decreased to $3.5 million at March 30, 2019 compared to $4.7 million at December 29, 2018 due primarily to the settlement of 2018 bonuses. Other accrued liabilities decreased to $4.3 million at March 30, 2019 compared to $5.0 million at December 29, 2018. Customer advances decreased from $14.3 million at December 29, 2018 to $10.3 million at March 30, 2019, primarily due the recognition of revenue offset in part by the recognition of new orders.

Investing activities generated cash of $3.0 million during the first three months of 2019. Proceeds from sales of investments net of purchases totaled $3.4 million. Capital expenditures for the three months ended March 30, 2019 were $371,000.

Financing activities generated cash of $895,000 in the first three months of 2019. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.0 million. Tax payments related to the net share settlement of restricted stock units were $28,000.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. The earnout period terminates on June 30, 2019. Payments made associated with the revenue earnout obligation were $98,000 in the first three months of 2019.

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

As of March 30, 2019, approximately $12.6 million of cash and cash equivalents and $1.6 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.0 million to $8.0 million in capital expenditures during the remainder of 2019.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.3 million as of March 30, 2019. These letters of credit and bank guarantees are collateralized by $1.3 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 13, 2019. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Beginning December 30, 2018, we implemented ASC 842, Leases. For a description of our critical accounting policies and estimates affecting accounting for leases, see Note 10. “Leases” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on February 13, 2019. With the exception of the changes to our lease accounting policies referenced above, there have been no material changes to our critical accounting policies during the three months ended March 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended March 30, 2019, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2019.

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

Changes in internal controls over financial reporting

Beginning December 30, 2018, we implemented ASC 842, Leases. We implemented changes to our processes related to lease recognition and the control activities within them. These included the development of new policies, ongoing lease review requirements, and gathering of information provided for disclosures.

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

We have no control over our customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We do not typically enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems. In some cases, orders are also subject to customer acceptance or other criteria even in the case of a binding agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At March 30, 2019, $10.9 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended March 30, 2019.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended (1) +

10.2	Form of Outside Director Restricted Stock Unit Agreement for 2012 Equity Incentive Plan +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 10, 2019.
+	Management compensatory plan or arrangement required to be filed as an exhibit.
*

The certification attached as Exhibit 32.1 is deemed “furnished” and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Intevac, Inc. under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: April 30, 2019	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)