Form 10-Q
period 2019-06-29
INTEVAC INC
filed 2019-07-30
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-26946

INTEVAC, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3125814
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3560 Bassett Street

Santa Clara, California 95054

(Address of principal executive office, including Zip Code)

Registrant's telephone number, including area code:  (408) 986-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	IVAC	The Nasdaq Stock Market LLC (Nasdaq) Global Select

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes     ☒   No

On July 24, 2019, 22,999,856 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2019	December 29, 2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,531	$18,715
Short-term investments	13,311	16,076
Trade and other accounts receivable, net of allowances of $0 at both June 29, 2019 and at December 29, 2018	18,317	27,717
Inventories	32,590	30,597
Prepaid expenses and other current assets	1,997	2,528
Total current assets	89,746	95,633
Long-term investments	2,437	4,372
Restricted cash	1,255	1,169
Property, plant and equipment, net	11,055	11,198
Operating lease right-of-use-assets	10,503	—
Intangible assets, net of accumulated amortization of $7,806 at June 29, 2019 and $7,498 at December 29, 2018	581	889
Deferred income taxes and other long-term assets	8,302	8,809
Total assets	$123,879	$122,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,486	$—
Accounts payable	5,708	6,053
Accrued payroll and related liabilities	5,221	4,689
Other accrued liabilities	4,100	4,952
Customer advances	7,916	14,314
Total current liabilities	25,431	30,008
Noncurrent liabilities:
Noncurrent operating lease liabilities	9,925	—
Other long-term liabilities	176	2,438
Total noncurrent liabilities	10,101	2,438
Stockholders' equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	185,466	183,204
Treasury stock, 4,974 shares at June 29, 2019 and 4,965 shares at December 29, 2018	(29,089)	(29,047)
Accumulated other comprehensive income	455	378
Accumulated deficit	(68,508)	(64,934)
Total stockholders' equity	88,347	89,624
Total liabilities and stockholders' equity	$123,879	$122,070

Note:  Amounts as of December 29, 2018 are derived from the December 29, 2018 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 29 2019	June 30, 2018	June 29 2019	June 30, 2018
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$17,237	$23,335	$38,874	$38,807
Technology development	5,077	2,763	8,267	5,265
Total net revenues	22,314	26,098	47,141	44,072
Cost of net revenues:
Systems and components	10,462	13,868	25,560	24,596
Technology development	3,495	2,469	5,984	4,840
Total cost of net revenues	13,957	16,337	31,544	29,436
Gross profit	8,357	9,761	15,597	14,636
Operating expenses:
Research and development	3,431	4,984	7,417	9,151
Selling, general and administrative	5,854	4,712	11,105	10,541
Total operating expenses	9,285	9,696	18,522	19,692
Income (loss) from operations	(928)	65	(2,925)	(5,056)
Interest income and other income (expense), net	163	133	322	278
Income (loss) before income taxes	(765)	198	(2,603)	(4,778)
Provision for income taxes	417	365	971	525
Net loss	$(1,182)	$(167)	$(3,574)	$(5,303)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.01)	$(0.16)	$(0.24)
Weighted average common shares outstanding:
Basic and Diluted	22,991	22,461	22,923	22,284

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(Unaudited)
	(In thousands)
Net loss	$(1,182)	$(167)	$(3,574)	$(5,303)
Other comprehensive income (loss), before tax:
Change in unrealized net loss on available-for-sale investments	32	22	77	(6)
Foreign currency translation gains (losses)	(61)	(144)	—	(40)
Other comprehensive income (loss), before tax	(29)	(122)	77	(46)
Income taxes related to items in other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(29)	(122)	77	(46)
Comprehensive loss	$(1,211)	$(289)	$(3,497)	$(5,349)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 29, 2019	June 30, 2018
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(3,574)	$(5,303)
Adjustments to reconcile the net loss to net cash and cash equivalents generated by (used in) operating activities:
Depreciation and amortization	1,920	2,557
Net amortization of investment premiums and discounts	(34)	(42)
Equity-based compensation	1,509	1,602
Straight-line rent adjustment and amortization of lease incentives	(158)	(67)
Change in the fair value of acquisition-related contingent consideration	7	8
Deferred income taxes	517	—
Loss on disposal of fixed assets	45	442
Changes in operating assets and liabilities	776	(3,531)
Total adjustments	4,582	969
Net cash and cash equivalents provided by (used in) operating activities	1,008	(4,334)
Investing activities
Purchases of investments	(10,150)	(17,743)
Proceeds from sales and maturities of investments	14,961	15,978
Purchases of leasehold improvements and equipment	(1,398)	(1,375)
Net cash and cash equivalents provided by (used in) investing activities	3,413	(3,140)
Financing activities
Net proceeds from issuance of common stock	1,021	2,118
Common stock repurchases	(42)	—
Taxes paid related to net share settlement	(268)	(814)
Payment of acquisition-related contingent consideration	(230)	—
Net cash and cash equivalents provided by financing activities	481	1,304
Effect of exchange rate changes on cash and cash equivalents	—	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,902	(6,210)
Cash, cash equivalents and restricted cash at beginning of period	19,884	20,941
Cash, cash equivalents and restricted cash at end of period	$24,786	$14,731

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

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 29, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, with a date of the initial application of December 30, 2018. As a result, the Company has changed its accounting policy for leases as detailed in Note 10. Leases. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 Form 10-K”). Intevac’s results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Recent Accounting Pronouncement

Adoption of New Accounting Standard

We adopted ASU No. 2016-02, Leases (Topic 842), as of December 30, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification, and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that most renewal options would not be reasonably certain in determining the expected lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net lease assets of $11.6 million and lease liabilities of $13.7 million, as of December 30, 2018. The standard did not have an impact on our consolidated results of operations or cash flows.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

The effect of the changes made to our consolidated December 30, 2018 balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance at December 29, 2018	Adjustments Due to ASC 842		Balance at December 30, 2018
Prepaid expenses and other current assets	$2,528	$(221)	[1]	$2,307
Total current assets	$95,633	$(221)	[1]	$95,412
Operating lease right-of-use assets	$—	$11,635	[1,2,3]	$11,635
Total assets	$122,070	$11,414	[1,2,3]	$133,484
Current operating lease liabilities	$—	$2,581	[5]	$2,581
Accounts payable	$6,053	$(4)	[4]	$6,049
Other accrued liabilities	$4,952	$(13)	[3]	$4,939
Total current liabilities	$30,008	$2,564	[3,4,5]	$32,572
Noncurrent operating lease liabilities	$—	$11,120	[5]	$11,120
Other long-term liabilities	$2,438	$(2,270)	[3]	$168
Total non-current liabilities	$2,438	$8,850	[3,4,5]	$11,288
Total liabilities and stockholders' equity	$122,070	$11,414	[4,5]	$133,484

[1]	Represents prepaid rent reclassified to operating lease right-of-use assets.
[2]	Represents capitalization of operating lease right-of-use assets and reclassification of straight-line rent accrual, and tenant incentives.
[3]	Represents reclassification of straight-line rent accrual to operating lease right-of-use assets.
[4]	Represents accrued rent reclassified to operating lease right-of-use assets.
[5]	Represents recognition of operating lease liabilities.

3. Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 29, 2019 and June 30, 2018 along with the reportable segment for each category.

Major Products and Service Lines

TFE	Three Months Ended June 29, 2019				Three Months Ended June 30, 2018
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$12,423	$—	$18	$12,441	$19,221	$—	$1	$19,222
Field service	821	2	—	823	1,625	—	1	1,626
Total TFE net revenues	$13,244	$2	$18	$13,264	$20,846	$—	$2	$20,848

	Six Months Ended June 29, 2019				Six Months Ended June 30, 2018
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$23,473	$—	$6,391	$29,864	$29,614	$1	$3	$29,618
Field service	2,343	2	—	2,345	3,980	—	39	4,019
Total TFE net revenues	$25,816	$2	$6,391	$32,209	$33,594	$1	$42	$33,637

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
Photonics	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Products:
Military products	$2,981	$2,145	$4,794	$4,399
Commercial products	182	54	500	54
Repair and other services	810	288	1,371	717
Total Photonics product net revenues	3,973	2,487	6,665	5,170
Technology development:
Cost Plus Fixed Fee (“CPFF”)	1,992	2,220	3,488	4,010
Firm Fixed Price (“FFP”)	3,085	540	4,777	1,232
Time and materials	—	3	2	23
Total technology development net revenues	5,077	2,763	8,267	5,265
Total Photonics net revenues	$9,050	$5,250	$14,932	$10,435

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$356	$8,811	$9,167	$1,351	$4,998	$6,349
Asia	12,908	—	12,908	19,497	31	19,528
Europe	—	239	239	—	187	187
Rest of World	—	—	—	—	34	34
Total net revenues	$13,264	$9,050	$22,314	$20,848	$5,250	$26,098

	Six Months Ended			Six Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$517	$14,527	$15,044	$3,262	$9,760	$13,022
Asia	31,692	—	31,692	30,375	31	30,406
Europe	—	405	405	—	480	480
Rest of World	—	—	—	—	164	164
Total net revenues	$32,209	$14,932	$47,141	$33,637	$10,435	$44,072

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$13,264	$810	$14,074	$20,848	$288	$21,136
Products and services transferred over time	—	8,240	8,240	—	4,962	4,962
	$13,264	$9,050	$22,314	$20,848	$5,250	$26,098

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

	Six Months Ended			Six Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$32,209	$1,371	$33,580	$33,637	$717	$34,354
Products and services transferred over time	—	13,561	13,561	—	9,718	9,718
	$32,209	$14,932	$47,141	$33,637	$10,435	$44,072

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended June 29, 2019:

	June 29, 2019	December 29, 2018	Six Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$564	$514	$50
Contract liabilities:
Deferred revenue	$1,163	$633	$530
Customer advances	7,916	14,314	(6,398)
	$9,079	$14,947	$(5,868)
Photonics:
Contract assets:
Accounts receivable, unbilled	$3,085	$1,493	$1,592
Retainage	81	157	(76)
	$3,166	$1,650	$1,516
Contract liabilities:
Deferred revenue	$528	$1,101	$(573)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended June 29, 2019, contract assets in our TFE segment increased by $50,000 primarily due to the accrual of revenue for two systems delivered in the six months ending June 29, 2019 that were pending acceptance as of June 29, 2019, offset in part due to the final billing on two systems that were pending acceptance as of December 29, 2018.

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient of disregarding the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended June 29, 2019, we recognized revenue in our TFE segment of $9.8 million and $324,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the six months ended June 29, 2019, contract assets in our Photonics segment increased by $1.5 million primarily due to the accrual of revenue for incurred costs under FFP and CPFF contracts.

Deferred revenue in our Photonics segment includes $528,000 deferred for the impact of the allocation and the timing of the recognition of revenue for a military product agreement with a tiered pricing structure. During the six months ended June 29, 2019, we recognized revenue in our Photonics segment of $573,000 that was included in deferred revenue at the beginning of the period.

On June 29, 2019 we had $93.7 million of remaining performance obligations, which we also refer to as total backlog. Backlog at June 29, 2019 consisted of $50.3 million of TFE backlog and $43.4 million of Photonics backlog. We expect to recognize approximately 53% of our remaining performance obligations as revenue in 2019, and the balance in 2020.

4. Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 29, 2019	December 29, 2018
	(In thousands)
Raw materials	$18,062	$16,354
Work-in-progress	8,681	9,134
Finished goods	5,847	5,109
	$32,590	$30,597

Finished goods inventory at June 29, 2019 included three completed systems at Intevac’s factory that were subsequently shipped to the customer in July 2019 and one system under evaluation at a customer’s factory. Finished goods inventory at December 29, 2018 included three completed systems at Intevac’s factory that were subsequently shipped to the customer in January 2019.

5. Equity-Based Compensation

At June 29, 2019, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, performance stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

Equity-based Compensation Expense

The effect of recording equity-based compensation for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Equity-based compensation by type of award:
Stock options	$191	$216	$398	$350
RSUs	352	230	642	636
Employee stock purchase plan	210	339	469	616
Total equity-based compensation	$753	$785	$1,509	$1,602

Stock Options and ESPP

The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures. Option activity as of June 29, 2019 and changes during the six months ended June 29, 2019 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 29, 2018	2,070,749	$6.76
Options granted	340,750	$5.44
Options cancelled and forfeited	(127,918)	$7.54
Options exercised	(72,122)	$4.22
Options outstanding at June 29, 2019	2,211,459	$6.59
Options exercisable at June 29, 2019	1,390,622	$6.68

Intevac issued 181,431 shares under the ESPP during the six months ended June 29, 2019.

Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock Options:
Weighted-average fair value of grants per share	$2.05	$1.87	$2.06	$1.99
Expected volatility	43.19%	44.50%	43.20%	43.80%
Risk free interest rate	1.86%	2.58%	1.88%	2.58%
Expected term of options (in years)	4.6	4.5	4.6	4.5
Dividend yield	None	None	None	None

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.89	$2.36
Expected volatility	50.00%	46.60%
Risk free interest rate	2.53%	1.82%
Expected term of purchase rights (in years)	1.0	1.25
Dividend yield	None	None

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

Performance stock options (“PSOs”) vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically 4 years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 37,500 of such stock options to the chief executive officer in the three and six months ended June 29, 2019. These PSOs have a derived service period of 1.1 years.

Intevac estimated the weighted-average fair value of PSO’s using the following weighted-average assumptions:

Three Months Ended
June 29, 2019
Weighted-average fair value of grants per share	$1.75
Expected volatility	43.43%
Risk free interest rate	1.96%
Expected term (in years)	4.60
Dividend yield	None

RSUs

RSU activity as of June 29, 2019 and changes during the six months ended June 29, 2019 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 29, 2018	462,409	$6.92
Granted	250,078	$5.64
Vested	(117,802)	$7.32
Cancelled and forfeited	(11,391)	$6.59
Non-vested RSUs at June 29, 2019	583,294	$6.30

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

6. Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of June 29, 2019, are as follows:

	June 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(6,648)	$524
Photonics	1,215	(1,158)	57
	$8,387	$(7,806)	$581

Total amortization expense of finite-lived intangibles for the three and six months ended June 29, 2019 was $154,000 and $307,000.

As of June 29, 2019, future amortization expense is expected to be as follows:

(In thousands)
2019	$307
2020	274
$581

7. Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019.

The fair value measurement of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement. Significant increases or decreases in these inputs would result in a significantly lower (higher) fair value measurement. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed consolidated statements of operations. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Opening balance	$132	$361	$223	$362
Changes in fair value	—	9	7	8
Cash payments made	(132)	—	(230)	—
Closing balance	$—	$370	$—	$370

The contingent consideration liability of $223,000 at December 29, 2018 is included in other accrued liabilities on the condensed consolidated balance sheets.

8. Warranty

For HDD manufacturing, DCP manufacturing and solar cell manufacturing systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Opening balance	$1,297	$866	$997	$994
Expenditures incurred under warranties	(257)	(182)	(424)	(418)
Accruals for product warranties issued during the reporting period	78	174	402	278
Adjustments to previously existing warranty accruals	(170)	53	(27)	57
Closing balance	$948	$911	$948	$911

The following table displays the balance sheet classification of the warranty provision account at June 29, 2019 and at December 29, 2018.

	June 29, 2019	December 29, 2018
	(In thousands)
Other accrued liabilities	$782	$839
Other long-term liabilities	166	158
Total warranty provision	$948	$997

9. Guarantees

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at Intevac’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments Intevac could be required to make under these indemnification obligations is unlimited; however, Intevac has a director and officer insurance policy that mitigates Intevac’s exposure and enables Intevac to recover a portion of any future amounts paid. As a result of Intevac’s insurance policy coverage, Intevac believes the estimated fair value of these indemnification obligations is not material.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Letters of Credit

As of June 29, 2019, we had letters of credit and bank guarantees outstanding totaling $1.3 million, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.3 million of restricted cash.

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

The following table reflects our lease assets and our lease liabilities at June 29, 2019 and December 30, 2018.

	June 29, 2019	December 30, 2018
	(In thousands)
Assets:
Operating lease right-of-use assets	$10,503	$11,635
Liabilities:
Current operating lease liabilities	$2,486	$2,581
Noncurrent operating lease liabilities	9,925	11,120
	$12,411	$13,701

Lease Costs:

The components of lease costs were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Operating lease cost	$782	$756	$1,564	$1,515
Short-term lease cost	19	21	38	42
Total lease cost	$801	$777	$1,602	$1,557

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

As of June 29, 2019, the maturity of operating lease liabilities was as follows:

(In thousands)
2019	$1,687
2020	2,993
2021	2,989
2022	3,074
2023	3,161
2024	529
Total lease payments	14,433
Less: Interest	2,022
Present value of lease liabilities	$12,411

Lease Term and Discount Rate:

June 29, 2019
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	6.50%

Other information:

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 29, 2019
Operating cash outflows from operating leases	$1,760
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

11. Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 29, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$13,034	$—	$—	$13,034
Money market funds	8,186	—	—	8,186
U.S. treasury and agency securities	2,310	1	—	2,311
Total cash and cash equivalents	$23,530	$1	$—	$23,531
Short-term investments:
Certificates of deposit	$2,000	$4	$—	$2,004
Commercial paper	2,029	3	—	2,032
Corporate bonds and medium-term notes	6,676	26	1	6,701
Municipal bonds	500	—	—	500
U.S. treasury and agency securities	2,074	1	1	2,074
Total short-term investments	$13,279	$34	$2	$13,311
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	1,920	17	—	1,937
Total long-term investments	$2,420	$17	$—	$2,437
Total cash, cash equivalents, and investments	$39,229	$52	$2	$39,279

	December 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$13,334	$—	$—	$13,334
Money market funds	3,335	—	—	3,335
U.S. treasury and agency securities	2,046	—	—	2,046
Total cash and cash equivalents	$18,715	$—	$—	$18,715
Short-term investments:
Certificates of deposit	$5,299	$1	$1	$5,299
Commercial paper	2,242	—	1	2,241
Corporate bonds and medium-term notes	4,759	—	13	4,746
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	3,297	—	5	3,292
Total short-term investments	$16,097	$1	$22	$16,076
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,879	4	4	2,879
U.S. treasury and agency securities	999	—	6	993
Total long-term investments	$4,378	$4	$10	$4,372
Total cash, cash equivalents, and investments	$39,190	$5	$32	$39,163

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at June 29, 2019 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,775	$23,808
Due after one through five years	2,420	2,437
	$26,195	$26,245

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 29, 2019.

	June 29, 2019
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate bonds and medium-term notes	$—	$—	$499	$1
U.S. treasury and agency securities	—	—	999	1
	$—	$—	$1,498	$2

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of June 29, 2019.

	Fair Value Measurements at June 29, 2019
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$8,186	$8,186	$—
U.S. treasury and agency securities	4,385	4,385	—
Certificates of deposit	2,504	—	2,504
Commercial paper	2,032	—	2,032
Corporate bonds and medium-term notes	8,638	—	8,638
Municipal bonds	500	—	500
Total recurring fair value measurements	$26,245	$12,571	$13,674

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

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

The following table summarizes the Company's outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of June 29, 2019 and December 29, 2018.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	June 29, 2019	December 29, 2018	June 29, 2019		December 29, 2018
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$890	$1,764	*	$3	*	$8
Total Hedges	$890	$1,764		$3		$8

*	Other accrued liabilities

13. Equity

Stock Repurchase Program

On November 21, 2013, Intevac's Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac's Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At June 29, 2019, $10.9 million remains available for future stock repurchases under the repurchase program.   Stock repurchases during the three and six months ended June 29, 2019 and June 30, 2018, are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except per share amounts)
Shares of common stock repurchased	9	—	9	—
Cost of stock repurchased	$42	$—	$42	$—
Average price paid per share	$4.69	$—	$4.69	$—

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

Condensed Consolidated Statement of Changes in Equity

The changes in stockholders’ equity by component for the three and six months ended June 29, 2019 and June 30, 2018, are as follows (in thousands):

	Three Months Ended June 29, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 30, 2019	$184,976	$(29,047)	$484	$(67,326)	$89,087
Shares withheld for net share settlement of RSUs	(240)	—	—	—	(240)
Equity-based compensation expense	753	—	—	—	753
Net loss	—	—	—	(1,182)	(1,182)
Other comprehensive loss	—	—	(29)	—	(29)
Common stock repurchases	—	(42)	—	—	(42)
Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347

	Six Months Ended June 29, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	1,021	—	—	—	1,021
Shares withheld for net share settlement of RSUs	(268)	—	—	—	(268)
Equity-based compensation expense	1,509	—	—	—	1,509
Net loss	—	—	—	(3,574)	(3,574)
Other comprehensive income	—	—	77	—	77
Common stock repurchases	—	(42)	—	—	(42)
Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347

	Three Months Ended June 30, 2018
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2018	$180,092	$(28,489)	$566	$(73,651)	$78,518
Common stock issued under employee plans	53	—	—	—	53
Shares withheld for net share settlement of RSUs	(481)	—	—	—	(481)
Equity-based compensation expense	785	—	—	—	785
Net loss	—	—	—	(167)	(167)
Other comprehensive loss	—	—	(122)	—	(122)
Balance at June 30, 2018	$180,449	$(28,489)	$444	$(73,818)	$78,586

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 30, 2017	$177,543	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	(1,634)	(1,634)
Common stock issued under employee plans	2,118	—	—	—	2,118
Shares withheld for net share settlement of RSUs	(814)	—	—	—	(814)
Equity-based compensation expense	1,602	—	—	—	1,602
Net loss	—	—	—	(5,303)	(5,303)
Other comprehensive loss	—	—	(46)	—	(46)
Balance at June 30, 2018	$180,449	$(28,489)	$444	$(73,818)	$78,586

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and six months ended June 29, 2019 and June 30, 2018, are as follows.

	Three Months Ended			Six Months Ended
	June 29, 2019
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding losses on available- for-sale investments	Total
	(In thousands)
Beginning balance	$466	$18	$484	$405	$(27)	$378
Other comprehensive income (loss) before reclassification	(61)	32	(29)	—	77	77
Amounts reclassified from other comprehensive income	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(61)	32	(29)	—	77	77
Ending balance	$405	$50	$455	$405	$50	$455

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2018
	Foreign currency	Unrealized holding losses on available- for-sale investments	Total	Foreign currency	Unrealized holding losses on available- for-sale investments	Total
	(In thousands)
Beginning balance	$639	$(73)	$566	$535	$(45)	$490
Other comprehensive income (loss) before reclassification	(144)	22	(122)	(40)	(6)	(46)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(144)	22	(122)	(40)	(6)	(46)
Ending balance	$495	$(51)	$444	$495	$(51)	$444

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except per share amounts)
Net loss	$(1,182)	$(167)	$(3,574)	$(5,303)
Weighted-average shares – basic	22,991	22,461	22,923	22,284
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares – diluted	22,991	22,461	22,923	22,284
Net loss per share – basic	$(0.05)	$(0.01)	$(0.16)	$(0.24)
Net loss per share –diluted	$(0.05)	$(0.01)	$(0.16)	$(0.24)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

15. Segment Reporting

Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 29, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

Each reportable segment is separately managed and has separate financial results that are reviewed by Intevac’s chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Information for each reportable segment for the three and six months ended June 29, 2019 and June 30, 2018 is as follows:

Net Revenues

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
TFE	$13,264	$20,848	$32,209	$33,637
Photonics	9,050	5,250	14,932	10,435
Total segment net revenues	$22,314	$26,098	$47,141	$44,072

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
TFE	$(1,291)	$1,220	$(1,892)	$(1,289)
Photonics	1,487	(444)	846	(1,654)
Total income (loss) from segment operations	196	776	(1,046)	(2,943)
Unallocated costs	(1,124)	(711)	(1,879)	(2,113)
Income (loss) from operations	(928)	65	(2,925)	(5,056)
Interest income and other income (expense), net	163	133	322	278
Income (loss) before income taxes	$(765)	$198	$(2,603)	$(4,778)

Total assets for each reportable segment as of June 29, 2019 and December 29, 2018 are as follows:

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

Assets

	June 29, 2019	December 29, 2018
	(In thousands)
TFE	$51,137	$53,867
Photonics	19,435	16,721
Total segment assets	70,572	70,588
Cash, cash equivalents and investments	39,279	39,163
Restricted cash	1,255	1,169
Deferred income taxes	7,396	7,913
Other current assets	1,223	1,341
Common property, plant and equipment	1,171	1,017
Common operating lease right-of-use assets	2,094	—
Other assets	889	879
Consolidated total assets	$123,879	$122,070

16. Income Taxes

Intevac recorded income tax provisions of $417,000 and $971,000 for the three and six months ended June 29, 2019, respectively and $365,000 and $525,000 for the three and six months ended June 30, 2018, respectively. The income tax provisions for the three and six months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended June 29, 2019 Intevac recorded income tax provisions on earnings of its international subsidiaries of $201,000 and $563,000, respectively and recorded $213,000 and $404,000, respectively for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 30, 2018 Intevac recorded $312,000 and $457,000, respectively for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the 2009 and 2010 fiscal year tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $732,000 at June 29, 2019 and $723,000 at December 29, 2018 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Reduction Plan for the six months ended June 30, 2018 are as follows:

Six Months Ended
June 30, 2018
Severance and other employee- related costs (In thousands)
Beginning balance	$—
Provision for restructuring reserves	95
Cash payments made	(95)
Ending balance	$—

18. Related Party Transaction

A Board member of the Company also serves as the Chief Executive Officer of a supplier. The Company made inventory purchases in the amount of $24,000 and $175,000, respectively, for the three and six months ended June 29, 2019 and $42,000 and $123,000, respectively, for the three and six months ended June 30, 2018 from this supplier.

19. Contingencies

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

The following table presents certain significant measurements for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$22,314	$26,098	$(3,784)	$47,141	$44,072	$3,069
Gross profit	$8,357	$9,761	$(1,404)	$15,597	$14,636	$961
Gross margin percent	37.5%	37.4%	0.1 points	33.1%	33.2%	(0.1) points
Income (loss) from operations	$(928)	$65	$(993)	$(2,925)	$(5,056)	$2,131
Net income (loss)	$(1,182)	$(167)	$(1,015)	$(3,574)	$(5,303)	$1,729
Net income (loss) per diluted share	$(0.05)	$(0.01)	$(0.04)	$(0.16)	$(0.24)	$0.08

Net revenues for the second quarter of fiscal 2019 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers offset in part by higher Photonics product sales and higher Photonics contract research and development (“R&D”). TFE recognized revenue on one 200 Lean® HDD system in the second quarter of fiscal 2019 compared to two 200 Lean HDD systems in the second quarter of fiscal 2018. The Company reported a larger net loss for the second quarter of fiscal 2019 compared to the second quarter of 2018 due to lower revenues, lower gross profit and higher selling, general and administrative expenses, offset in part by decreased spending on research and development.

Net revenues for the first six months of fiscal 2019 increased compared to the same period in the prior year primarily due to higher equipment sales to PV manufacturers, higher Photonics contract R&D and higher Photonics product sales, offset in part by lower equipment sales to HDD manufacturers. TFE recognized revenue in the first half of fiscal 2019 on two 200 Lean HDD systems and four ENERGi solar ion implant systems. TFE recognized revenue in the first half of fiscal 2018 on three 200 Lean HDD systems. The Company reported a smaller net loss for the first half of fiscal 2019 compared to the first half of fiscal 2018 due to higher revenues, higher gross profit and decreased spending on research and development, offset in part by higher selling, general and administrative expenses.

Intevac expects that HDD equipment sales in 2019 will be similar to slightly down from the levels in 2018 as a HDD manufacturer may take delivery of only four of the six 200 Lean HDD systems in backlog at the beginning of 2019. In 2019, Intevac expects higher sales of new TFE products as we expect follow on production orders for our VERTEX coating system for DCPs and we recognize revenue on the nine ENERGi solar ion implant systems that were in backlog at the beginning of 2019, four of which shipped in the first quarter and an additional three of which shipped in July 2019. In 2019, we expect increased product shipments in Photonics as shipments for the Apache camera will resume in the second half of 2019 and we continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. In 2019, we expect increased contract R&D revenue as development work begins on the multi-year $31.6 million contract award for the development and production of digital night-vision cameras to support the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) program. For fiscal 2019, Intevac expects that Photonics operating income will be higher than fiscal 2018 as Photonics results will reflect higher revenue levels.

Intevac’s trademarks include the following: “200 Lean®,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®” and “VERTEX SPECTRA™.”

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands)
TFE	$13,264	$20,848	$(7,584)	$32,209	$33,637	$(1,428)
Photonics:
Products	3,973	2,487	1,486	6,665	5,170	1,495
Contract R&D	5,077	2,763	2,314	8,267	5,265	3,002
	9,050	5,250	3,800	14,932	10,435	4,497
Total net revenues	$22,314	$26,098	$(3,784)	$47,141	$44,072	$3,069

TFE revenue for the three months ended June 29, 2019 decreased compared to the same period in the prior year as a result of lower sales of systems, technology upgrades, spare parts and service. TFE revenue for the six months ended June 29, 2019 decreased compared to the same period in the prior year as a result of lower sales of technology upgrades, spare parts and service, offset in part by higher sales of systems. TFE revenue for the three months ended June 29, 2019 included revenue recognized for one 200 Lean HDD system. TFE revenue for the three months ended June 30, 2018 included revenue recognized for two 200 Lean HDD systems. TFE recognized revenue in the first half of fiscal 2019 on two 200 Lean HDD systems and four ENERGi solar ion implant systems. TFE recognized revenue in the first half of fiscal 2018 on three 200 Lean HDD systems.

Photonics revenue for the three and six months ended June 29, 2019 increased compared to the same periods in the prior year as a result of higher product sales revenues and higher contract R&D work.

Backlog

	June 29, 2019	December 29, 2018	June 30, 2018
	(In thousands)
TFE	$50,251	$64,803	$54,223
Photonics	43,403	43,711	10,344
Total backlog	$93,654	$108,514	$64,567

TFE backlog at June 29, 2019 included four 200 Lean HDD systems and five ENERGi solar ion implant systems. TFE backlog at December 29, 2018 included six 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE backlog at June 30, 2018 includes three 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$356	$8,811	$9,167	$1,351	$4,998	$6,349
Asia	12,908	—	12,908	19,497	31	19,528
Europe	—	239	239	—	187	187
Rest of World	—	—	—	—	34	34
Total net revenues	$13,264	$9,050	$22,314	$20,848	$5,250	$26,098

	Six Months Ended			Six Months Ended
	June 29, 2019			June 30, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$517	$14,527	$15,044	$3,262	$9,760	$13,022
Asia	31,692	—	31,692	30,375	31	30,406
Europe	—	405	405	—	480	480
Rest of World	—	—	—	—	164	164
Total net revenues	$32,209	$14,932	$47,141	$33,637	$10,435	$44,072

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2019 versus 2018 reflected higher Photonics product sales and higher Photonics contract R&D work. Sales to the Asia region in 2019 included two 200 Lean HDD systems and four ENERGi solar ion implant systems versus three 200 Lean HDD systems in 2018. Sales to the Europe region and Rest of World in 2019 and 2018 were not significant.

Gross profit

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$5,156	$8,687	$(3,531)	$11,134	$13,242	$(2,108)
% of TFE net revenues	38.9%	41.7%		34.6%	39.4%
Photonics gross profit	$3,201	$1,074	$2,127	$4,463	$1,394	$3,069
% of Photonics net revenues	35.4%	20.4%		29.9%	13.4%
Total gross profit	$8,357	$9,761	$(1,404)	$15,597	$14,636	$961
% of net revenues	37.5%	37.4%		33.1%	33.2%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 38.9% in the three months ended June 29, 2019 compared to 41.7% in the three months ended June 30, 2018 and was 34.6% in the six months ended June 29, 2019 compared to 39.4% in the six months ended June 30, 2018. The decline in the gross margin percentage for the three months ended June 29, 2019 compared to the same period in the prior year was due primarily to lower revenues and lower factory absorption. The decrease in the gross margin percentage for the six months ended June 29, 2019 was due primarily to the lower margin on the sale of four ENERGi solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 35.4% in the three months ended June 29, 2019 compared to 20.4% in the three months ended June 30, 2018 and was 29.9% in the six months ended June 29, 2019 compared to 13.4% in the six months ended June 30, 2018. The improvement in gross margin for the three and six months ended June 29, 2019 was due to higher revenue levels and improved margins on contract R&D work. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development expense

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands)
Research and development expense	$3,431	$4,984	$(1,553)	$7,417	$9,151	$(1,734)

Research and development spending in TFE during the three and six months ended June 29, 2019 decreased compared to the same periods in the prior year due to lower spending on semiconductor Fan-out development. TFE spending consisted primarily of HDD, DCP, semiconductor Fan-out and PV development. TFE spending during the three and six months ended June 30, 2018 included charges of $666,000 related to the fixed asset disposal of certain lab equipment. Research and development spending increased in Photonics during the three and six months ended June 29, 2019 as compared to the same periods in the prior year, primarily related to the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $3.5 million and $6.0 million for the three and six months ended June 29, 2019 respectively, or $2.5 million and $4.8 million for the three and six months ended June 30, 2018, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative expense

	Three months ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,854	$4,712	$1,142	$11,105	$10,541	$564

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended June 29, 2019 increased compared to the same periods in the prior year primarily due to higher variable compensation costs, increased spending to support a customer evaluation of a next generation product and the lapse of the 2018 cost containment initiatives which included temporary salary reductions for executive management. Selling, general and administrative expense for the first half of fiscal 2018 included a $202,000 charge for the write-off of certain engineering software and a $148,000 charge for a lump sum separation payment.

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

Interest income and other income (expense), net

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$163	$133	$30	$322	$278	$44

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense, which includes earnout income from a divestiture.

Provision for income taxes

	Three Months Ended			Six Months Ended
	June 29, 2019	June 30, 2018	Change over prior period	June 29, 2019	June 30, 2018	Change over prior period
	(In thousands)
Provision for income taxes	$417	$365	$52	$971	$525	$446

Intevac recorded income tax provisions of $417,000 and $971,000 for the three and six months ended June 29, 2019, respectively, and $365,000 and $525,000 for the three and six months ended June 30, 2018, respectively. The income tax provisions for the three and six months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended June 29, 2019 Intevac recorded income tax provisions on earnings of its international subsidiaries of $201,000 and $563,000, respectively, and recorded $213,000 and $404,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 30, 2018 Intevac recorded $312,000 and $457,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the GILTI. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At June 29, 2019, Intevac had $40.5 million in cash, cash equivalents, restricted cash and investments compared to $40.3 million at December 29, 2018. During the first six months of 2019, cash, cash equivalents, restricted cash and investments increased by $202,000 due primarily to cash generated by operating activities and by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by purchases of fixed assets, tax payments for net share settlements and stock repurchases.

Cash, cash equivalents, restricted cash and investments consist of the following:

	June 29, 2019	December 29, 2018
	(In thousands)
Cash and cash equivalents	$23,531	$18,715
Restricted cash	1,255	1,169
Short-term investments	13,311	16,076
Long-term investments	2,437	4,372
Total cash, cash equivalents, restricted cash and investments	$40,534	$40,332

Operating activities generated cash of $1.0 million during the first six months of 2019 and used cash of $4.3 million during the first six months of 2018. Improved operating cash flow in the first six months of 2019 was a result of a smaller net loss and lower investments in working capital.

Accounts receivable totaled $18.3 million at June 29, 2019 compared to $27.7 million at December 29, 2018. At June 29, 2019 and December 29, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $763,000 and $3.7 million, respectively. Net inventories totaled $32.6 million at June 29, 2019 compared to $30.6 million at December 29, 2018. Net inventories at June 29, 2019 included three ENERGi implant systems in finished goods that were virtually complete and shipped to the customer in July 2019 and one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory. Net inventories at December 29, 2018 included three ENERGi implant systems in finished goods and one ENERGi implant system in work in process that were virtually complete and that were shipped to the customer in January 2019. Net inventories at June 29, 2019 and December 29, 2018 included an additional three and five ENERGi implant systems, respectively, in work in process that were partially built. Accounts payable decreased to $5.7 million at June 29, 2019 from $6.1 million at December 29, 2018 due to the timing of payments. Accrued payroll and related liabilities increased to $5.2 million at June 29, 2019 compared to $4.7 million at December 29, 2018. Other accrued liabilities decreased to $4.1 million at June 29, 2019 compared to $5.0 million at December 29, 2018. Customer advances decreased from $14.3 million at December 29, 2018 to $7.9 million at June 29, 2019, primarily due to the recognition of revenue offset in part by the recognition of new orders.

Investing activities generated cash of $3.4 million during the first six months of 2019. Proceeds from sales and maturities of investments net of purchases totaled $4.8 million. Capital expenditures for the six months ended June 29, 2019 were $1.4 million.

Financing activities provided cash of $481,000 in the first six months of 2019. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.0 million. Tax payments related to the net share settlement of restricted stock units were $268,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $42,000 for the six months ended June 29, 2019.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. Payments made associated with the revenue earnout obligation were $230,000 in the first six months of 2019.

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

As of June 29, 2019, approximately $13.4 million of cash and cash equivalents and $1.1 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $4.0 million to $5.0 million in capital expenditures during the remainder of 2019.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.3 million as of June 29, 2019. These letters of credit and bank guarantees are collateralized by $1.3 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning December 30, 2018, we implemented ASC 842, Leases. For a description of our critical accounting policies and estimates affecting accounting for leases, see Note 10. “Leases” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on February 13, 2019. With the exception of the changes to our lease accounting policies referenced above, there have been no material changes to our critical accounting policies during the six months ended June 29, 2019.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended June 29, 2019, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of June 29, 2019.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. Intevac expects that sales of systems and upgrades for magnetic disk production in 2019 will be similar to slightly down from the levels in 2018 as this customer may take delivery of only four of the six systems in backlog at the beginning of 2019.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, Intevac's Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac's Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At June 29, 2019, $10.9 million remains available for future stock repurchases under the repurchase program. Common stock repurchases during the three months ended June 29, 2019 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(In thousands, except per share amounts)
March 31, 2019 to April 27, 2019	—	$—	$—	—	$10,953
April 28, 2019 to May 25, 2019	—	$—	$—	—	$10,953
May 26, 2019 to June 29, 2019	9	$4.69	$42	9	$10,911

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 13, 2019

10.2	Form of Performance Based Stock Option Agreement

10.3	Form of Outside Director Restricted Stock Unit Agreement

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTEVAC, INC.

Date: July 30, 2019	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)