Form 10-Q
period 2019-09-28
INTEVAC INC
filed 2019-10-29
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

On October 29, 2019, 23,232,006 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2019	December 29, 2018
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$14,997	$18,715
Short-term investments	15,302	16,076
Trade and other accounts receivable, net of allowances of $0 at both September 28, 2019 and at December 29, 2018	24,884	27,717
Inventories	29,851	30,597
Prepaid expenses and other current assets	1,872	2,528

Total current assets	86,906	95,633
Long-term investments	5,447	4,372
Restricted cash	1,355	1,169
Property, plant and equipment, net	11,980	11,198
Operating lease right-of-use assets	9,920	—
Intangible assets, net of accumulated amortization of $7,959 at September 28, 2019 and $7,498 at December 29, 2018	428	889
Deferred income taxes and other long-term assets	8,248	8,809

Total assets	$124,284	$122,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,394	$—
Accounts payable	5,544	6,053
Accrued payroll and related liabilities	5,258	4,689
Other accrued liabilities	3,650	4,952
Customer advances	8,740	14,314

Total current liabilities	25,586	30,008
Noncurrent liabilities:
Noncurrent operating lease liabilities	9,354	—
Other long-term liabilities	158	2,438

Total noncurrent liabilities	9,512	2,438
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	186,938	183,204
Treasury stock, 4,989 shares September 28, 2019 and 4,965 shares December 29, 2018	(29,158)	(29,047)
Accumulated other comprehensive income	371	378
Accumulated deficit	(68,988)	(64,934)

	89,186	89,624

Total liabilities and stockholders’ equity	$124,284	$122,070

Note: Amounts as of December 29, 2018 are derived from the December 29, 2018 audited consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$21,090	$17,140	$59,965	$55,947
Technology development	5,209	2,326	13,476	7,591

Total net revenues	26,299	19,466	73,441	63,538
Cost of net revenues:
Systems and components	14,180	9,765	39,741	34,362
Technology development	3,341	2,215	9,325	7,054

Total cost of net revenues	17,521	11,980	49,066	41,416

Gross profit	8,778	7,486	24,375	22,122
Operating expenses:
Research and development	3,596	3,737	11,013	12,889
Selling, general and administrative	5,615	4,842	16,720	15,382

Total operating expenses	9,211	8,579	27,733	28,271

Loss from operations	(433)	(1,093)	(3,358)	(6,149)
Interest income and other income (expense), net	126	186	448	464

Loss before income taxes	(307)	(907)	(2,910)	(5,685)
Provision for income taxes	173	192	1,144	717

Net loss	$(480)	$(1,099)	$(4,054)	$(6,402)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.05)	$(0.18)	$(0.29)
Weighted average common shares outstanding:
Basic and Diluted	23,130	22,719	22,992	22,429

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(Unaudited)
	(In thousands)
Net loss	$(480)	$(1,099)	$(4,054)	$(6,402)

Other comprehensive loss, before tax
Change in unrealized net loss on available-for-sale investments	3	13	80	7
Foreign currency translation losses	(87)	(86)	(87)	(126)

Other comprehensive loss, before tax	(84)	(73)	(7)	(119)
Income tax (expense) benefit related to items in other comprehensive loss	—	—	—	—

Other comprehensive loss, net of tax	(84)	(73)	(7)	(119)

Comprehensive loss	$(564)	$(1,172)	$(4,061)	$(6,521)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 28, 2019	September 29, 2018
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(4,054)	$(6,402)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,778	3,587
Net amortization (accretion) of investment premiums and discounts	(55)	(67)
Equity-based compensation	2,260	2,454
Straight-line rent adjustment and amortization of lease incentives	(238)	(114)
Change in the fair value of acquisition-related contingent consideration	7	8
Deferred income taxes	552	—
Loss on disposal of equipment	87	442
Changes in operating assets and liabilities	(2,470)	2,156

Total adjustments	2,921	8,466

Net cash and cash equivalents provided by (used in) operating activities	(1,133)	2,064
Investing activities
Purchases of investments	(18,917)	(24,640)
Proceeds from sales and maturities of investments	18,751	24,922
Purchases of leasehold improvements and equipment	(3,279)	(2,219)

Net cash and cash equivalents used in investing activities	(3,445)	(1,937)
Financing activities
Net proceeds from issuance of common stock	1,770	3,199
Common stock repurchases	(111)	—
Taxes paid related to net share settlement	(296)	(819)
Payment of acquisition-related contingent consideration	(230)	—

Net cash and cash equivalents provided by financing activities	1,133	2,380
Effect of exchange rate changes on cash	(87)	(126)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,532)	2,381
Cash, cash equivalents and restricted cash at beginning of period	19,884	20,941

Cash, cash equivalents and restricted cash at end of period	$16,352	$23,322

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

In the opinion of management, except for the changes below, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 29, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, with a date of the initial application of December 30, 2018. As a result, the Company has changed its accounting policy for leases as detailed in Note 10. Leases. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Intevac’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“2018 Form 10-K”). Intevac’s results of operations for the three and nine months ended September 28, 2019 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

2.	Recent Accounting Pronouncements

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 28, 2019 and September 29, 2018 along with the reportable segment for each category.

Major Products and Service Lines

TFE	Three Months Ended September 28, 2019				Three Months Ended September 29, 2018
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$7,737	$—	$8,225	$15,962	$9,476	$—	$51	$9,527
Field service	1,109	—	45	1,154	2,581	—	—	2,581

Total TFE net revenues	$8,846	$—	$8,270	$17,116	$12,057	$—	$51	$12,108

	Nine Months Ended September 28, 2019				Nine Months Ended September 29, 2018
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$31,210	$—	$14,616	$45,826	$39,090	$1	$54	$39,145
Field service	3,452	2	45	3,499	6,561	—	39	6,600

Total TFE net revenues	$34,662	$2	$14,661	$49,325	$45,651	$1	$93	$45,745

	Three Months Ended		Nine Months Ended
Photonics	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Products:
Military products	$3,320	$4,202	$8,115	$8,601
Commercial products	81	84	581	138
Repair and other services	573	746	1,944	1,463

Total Photonics product net revenues	3,974	5,032	10,640	10,202
Technology development:
Firm Fixed Price (“FFP”)	3,218	494	7,995	1,726
Cost Plus Fixed Fee (“CPFF”)	1,991	1,819	5,479	5,829
Time and materials	—	13	2	36

Total technology development net revenues	5,209	2,326	13,476	7,591

Total Photonics net revenues	$9,183	$7,358	$24,116	$17,793

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	September 28, 2019			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$478	$9,050	$9,528	$287	$6,868	$7,155
Asia	16,638	—	16,638	11,821	—	11,821
Europe	—	133	133	—	457	457
Rest of World	—	—	—	—	33	33

Total net revenues	$17,116	$9,183	$26,299	$12,108	$7,358	$19,466

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 28, 2019			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$995	$23,578	$24,573	$3,549	$16,628	$20,177
Asia	48,330	—	48,330	42,196	31	42,227
Europe	—	538	538	—	937	937
Rest of World	—	—	—	—	197	197

Total net revenues	$49,325	$24,116	$73,441	$45,745	$17,793	$63,538

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended
	September 28, 2019			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$17,116	$573	$17,689	$12,108	$746	$12,854
Products and services transferred over time	—	8,610	8,610	—	6,612	6,612

	$17,116	$9,183	$26,299	$12,108	$7,358	$19,466

	Nine Months Ended			Nine Months Ended
	September 28, 2019			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$49,325	$1,944	$51,269	$45,745	$1,463	$47,208
Products and services transferred over time	—	22,172	22,172	—	16,330	16,330

	$49,325	$24,116	$73,441	$45,745	$17,793	$63,538

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended September 28, 2019:

	September 28, 2019	December 29, 2018	Nine Months Change
		(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$919	$514	$405

Contract liabilities:
Deferred revenue	$778	$633	$145
Customer advances	8,740	14,314	(5,574)

	$9,518	$14,947	$(5,429)

Photonics:
Contract assets:
Accounts receivable, unbilled	$2,525	$1,493	$1,032
Retainage	95	157	(62)

	$2,620	$1,650	$970

Contract liabilities:
Deferred revenue	$221	$1,101	$(880)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended September 28, 2019, contract assets in our TFE segment increased by $405,000 primarily due to: (i) the accrual of the final billing for one HDD system delivered and accepted in the nine months ending September 28, 2019; (ii) the accrual of revenue for one HDD system delivered in the nine months ending September 28, 2019 that was pending acceptance as of September 28, 2019; (iii) and the accrual of revenue for three ENERGi systems delivered in the nine months ending September 28, 2019 that were pending acceptance as of September 28, 2019; offset in part due to the final billing on two HDD systems that were pending acceptance as of December 29, 2018.

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient of disregarding the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended September 28, 2019, we recognized revenue in our TFE segment of $12.0 million and $500,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the nine months ended September 28, 2019, contract assets in our Photonics segment increased by $970,000 primarily due to the accrual of revenue for incurred costs under FFP and CPFF contracts.

Deferred revenue in our Photonics segment includes $221,000 deferred for the impact of the allocation and the timing of the recognition of revenue for a military product agreement with a tiered pricing structure. During the nine months ended September 28, 2019, we recognized revenue in our Photonics segment of $880,000 that was included in deferred revenue at the beginning of the period.

On September 28, 2019 we had $115.4 million of remaining performance obligations, which we also refer to as total backlog. Backlog at September 28, 2019 consisted of $39.3 million of TFE backlog and $76.1 million of Photonics backlog. We expect to recognize approximately 29% of our remaining performance obligations as revenue in 2019, 42% in 2020, 15% in 2021, 10% in 2022 and 4% in 2023.

4.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 28, 2019	December 29, 2018
	(In thousands)
Raw materials	$15,700	$16,354
Work-in-progress	11,843	9,134
Finished goods	2,308	5,109

	$29,851	$30,597

Finished goods inventory at September 28, 2019 included one system under evaluation at a customer’s factory. Finished goods inventory at December 29, 2018 included three completed systems at Intevac’s factory that were subsequently shipped to the customer in January 2019.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Equity-Based Compensation

At September 28, 2019, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, performance stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

Equity-based Compensation Expense

The effect of recording equity-based compensation for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Equity-based compensation by type of award:
Stock options	$213	$213	$610	$563
RSUs	375	309	1,018	945
ESPP awards	163	330	632	946

Total equity-based compensation	$751	$852	$2,260	$2,454

Stock Options and ESPP

The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures. Option activity as of September 28, 2019 and changes during the nine months ended September 28, 2019 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 29, 2018	2,070,749	$6.76
Options granted	354,000	$5.43
Options cancelled and forfeited	(130,892)	$7.52
Options exercised	(72,122)	$4.22

Options outstanding at September 28, 2019	2,221,735	$6.58

Options exercisable at September 28, 2019	1,414,115	$6.67

Intevac issued 369,967 shares under the ESPP during the nine months ended September 28, 2019.

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock Options:
Weighted-average fair value of grants per share	$1.84	$1.81	$2.05	$1.98
Expected volatility	43.87%	44.10%	43.22%	43.83%
Risk-free interest rate	1.57%	2.87%	1.86%	2.58%
Expected term of options (in years)	4.32	3.90	4.56	4.41
Dividend yield	None	None	None	None

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.45	$1.87	$1.73	$2.24
Expected volatility	38.27%	50.64%	45.81%	47.64%
Risk-free interest rate	1.85%	2.58%	2.28%	2.01%
Expected term of purchase rights (in years)	0.75	1.58	0.91	1.33
Dividend yield	None	None	None	None

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

PSOs vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically 4 years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 37,500 of such stock options to the chief executive officer in the nine months ended September 28, 2019. These PSOs have a derived service period of 1.1 years. Intevac estimated the weighted-average fair value of PSO’s using the following weighted-average assumptions:

Nine Months Ended September 28, 2019
Weighted-average fair value of grants per share	$1.75
Expected volatility	43.43%
Risk free interest rate	1.96%
Expected term (in years)	4.60
Dividend yield	None

RSUs

RSU activity as of September 28, 2019 and changes during the nine months ended September 28, 2019 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 29, 2018	462,409	$6.92
Granted	256,703	$5.62
Vested	(136,366)	$7.88
Cancelled and forfeited	(21,482)	$6.23

Non-vested RSUs at September 28, 2019	561,264	$6.12

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

6.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of September 28, 2019 are as follows.

	September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(6,791)	$381
Photonics	1,215	(1,168)	47

	$8,387	$(7,959)	$428

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total amortization expense of finite-lived intangibles for the three and nine months ended September 28, 2019 was $154,000 and $461,000, respectively.

As of September 28, 2019, future amortization expense is expected to be as follows.

(In thousands)
2019	$154
2020	274

$428

7.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac also agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Opening balance	$—	$370	$223	$362
Changes in fair value	—	—	7	8
Cash payments made	—	—	(230)	—

Closing balance	$—	$370	$—	$370

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

The following table displays the activity in the warranty provision account for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Opening balance	$948	$911	$997	$994
Expenditures incurred under warranties	(167)	(51)	(592)	(469)
Accruals for product warranties issued during the reporting period	427	68	829	347
Adjustments to previously existing warranty accruals	(72)	(139)	(98)	(83)

Closing balance	$1,136	$789	$1,136	$789

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays the balance sheet classification of the warranty provision account at September 28, 2019 and at December 29, 2018:

	September 28, 2019	December 29, 2018
	(In thousands)
Other accrued liabilities	$988	$839
Other long-term liabilities	148	158

Total warranty provision	$1,136	$997

9.	Guarantees

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

Letters of Credit

As of September 28, 2019, we had letters of credit and bank guarantees outstanding totaling $1.4 million, including a standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table reflects our lease assets and our lease liabilities at September 28, 2019 and December 30, 2018.

	September 28, 2019	December 30, 2018
	(In thousands)
Assets:
Operating lease right-of-use assets	$9,920	$11,635

Liabilities:
Current operating lease liabilities	$2,394	$2,581
Noncurrent operating lease liabilities	9,354	11,120

	$11,748	$13,701

Lease Costs:

The components of lease costs were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Operating lease cost	$780	$755	$2,344	$2,270
Short-term lease cost	20	20	57	62

Total lease cost	$800	$775	$2,401	$2,332

As of September 28, 2019, the maturity of operating lease liabilities was as follows:

(In thousands)
2019	$830
2020	2,991
2021	2,989
2022	3,074
2023	3,161
2024	528

Total lease payments	13,573
Less: Interest	(1,825)

Present value of lease liabilities	$11,748

Lease Term and Discount Rate:

September 28, 2019
Weighted-average remaining lease term (in years)	4.35
Weighted-average discount rate	6.52%

Other information:

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 28, 2019
Operating cash outflows from operating leases	$2,622

Right-of-use assets obtained in exchange for new operating lease liabilities	$—

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$10,371	$—	$—	$10,371
Money market funds	3,028	—	—	3,028
Certificates of deposit	600	—	—	600
Commercial paper	499	—	—	499
U.S. treasury and agency securities	499	—	—	499

Total cash and cash equivalents	$14,997	$—	$—	$14,997
Short-term investments:
Certificates of deposit	$3,000	$3	$—	$3,003
Commercial paper	1,392	2	—	1,394
Corporate bonds and medium-term notes	5,971	27	—	5,998
U.S. treasury and agency securities	4,905	2	—	4,907

Total short-term investments	$15,268	$34	$—	$15,302
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,436	18	—	2,454
U.S. treasury and agency securities	2,493	1	1	2,493

Total long-term investments	$5,428	$20	$1	$5,447

Total cash, cash equivalents, and investments	$35,693	$54	$1	$35,746

	December 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$13,334	$—	$—	$13,334
Money market funds	3,335	—	—	3,335
U.S. treasury and agency securities	2,046	—	—	2,046

Total cash and cash equivalents	$18,715	$—	$—	$18,715
Short-term investments:
Certificates of deposit	$5,299	$1	$1	$5,299
Commercial paper	2,242	—	1	2,241
Corporate bonds and medium-term notes	4,759	—	13	4,746
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	3,297	—	5	3,292

Total short-term investments	$16,097	$1	$22	$16,076
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,879	4	4	2,879
U.S. treasury and agency securities	999	—	6	993

Total long-term investments	$4,378	$4	$10	$4,372

Total cash, cash equivalents, and investments	$39,190	$5	$32	$39,163

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The contractual maturities of available-for-sale securities at September 28, 2019 are presented in the following table.

	September 28, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$19,894	$19,928
Due after one through two years	5,428	5,447

	$25,322	$25,375

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 28, 2019.

	September 28, 2019
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury and agency securities	$1,994	$1	$—	$—

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

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of September 28, 2019.

	Fair Value Measurements at September 28, 2019
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,028	$3,028	$—
U.S. treasury and agency securities	7,899	7,899	—
Certificates of deposit	4,103	—	4,103
Commercial paper	1,893	—	1,893
Corporate bonds and medium-term notes	8,452	—	8,452

Total recurring fair value measurements	$25,375	$10,927	$14,448

12.	Derivative Instruments

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of September 28, 2019 and December 29, 2018:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	September 28 2019	December 29, 2018	September 28, 2019		December 29, 2018
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,018	$1,764	(a)	$5	(a)	$8

Total Hedges	$1,018	$1,764		$5		$8

(a)	Other accrued liabilities

13.	Equity

Condensed Consolidated Statement of Changes in Equity

The changes in stockholders’ equity by component for the three and nine months ended September 28, 2019 and September 29, 2018, are as follows (in thousands):

	Three months ended September 28, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347
Common stock issued under employee plans	749	—	—	—	749
Shares withheld for net share settlement of RSUs	(28)	—	—	—	(28)
Equity-based compensation expense	751	—	—	—	751
Net loss	—	—	—	(480)	(480)
Other comprehensive loss	—	—	(84)	—	(84)
Common stock repurchases	—	(69)	—	—	(69)

Balance at September 28, 2019	$186,961	$(29,158)	$371	$(68,988)	$89,186

	Nine months ended September 28, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	1,770	—	—	—	1,770
Shares withheld for net share settlement of RSUs	(296)	—	—	—	(296)
Equity-based compensation expense	2,260	—	—	—	2,260
Net loss	—	—	—	(4,054)	(4,054)
Other comprehensive loss	—	—	(7)	—	(7)
Common stock repurchases	—	(111)	—	—	(111)

Balance at September 28, 2019	$186,961	$(29,158)	$371	$(68,988)	$89,186

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended September 29, 2018
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2018	$180,449	$(28,489)	$444	$(73,818)	$78,586
Common stock issued under employee plans	1,081	—	—	—	1,081
Shares withheld for net share settlement of RSUs	(5)	—	—	—	(5)
Equity-based compensation expense	852	—	—	—	852
Net loss	—	—	—	(1,099)	(1,099)
Other comprehensive loss	—	—	(73)	—	(73)

Balance at September 29, 2018	$182,377	$(28,489)	$371	$(74,917)	$79,342

	Nine months ended September 29, 2018
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 30, 2017	$177,543	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	(1,634)	(1,634)
Common stock issued under employee plans	3,199	—	—	—	3,199
Shares withheld for net share settlement of RSUs	(819)	—	—	—	(819)
Equity-based compensation expense	2,454	—	—	—	2,454
Net loss	—	—	—	(6,402)	(6,402)
Other comprehensive loss	—	—	(119)	—	(119)

Balance at September 29, 2018	$182,377	$(28,489)	$371	$(74,917)	$79,342

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three and nine months ended September 28, 2019 and September 29, 2018, are as follows.

	Three Months Ended			Nine Months Ended
	September 28, 2019
	Foreign currency	Unrealized holding gains on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total
	(In thousands)
Beginning balance	$405	$50	$455	$405	$(27)	$378
Other comprehensive income (loss) before reclassification	(87)	3	(84)	(87)	80	(7)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive loss	(87)	3	(84)	(87)	80	(7)

Ending balance	$318	$53	$371	$318	$53	$371

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 29, 2018
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$495	$(51)	$444	$535	$(45)	$490
Other comprehensive income (loss) before reclassification	(86)	13	(73)	(126)	7	(119)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive loss	(86)	13	(73)	(126)	7	(119)

Ending balance	$409	$(38)	$371	$409	$(38)	$371

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 28, 2019, $10.8 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands, except per share amounts)
Shares of common stock repurchased	15	—	24	—
Cost of stock repurchased	$69	$—	$111	$—
Average price paid per share	$4.65	$—	$4.67	$—

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands, except per share amounts)
Net loss	$(480)	$(1,099)	$(4,054)	$(6,402)

Weighted-average shares – basic	23,130	22,719	22,992	22,429
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	23,130	22,719	22,992	22,429

Net loss per share – basic	$(0.02)	$(0.05)	$(0.18)	$(0.29)

Net loss per share – diluted	$(0.02)	$(0.05)	$(0.18)	$(0.29)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.	Segment Reporting

Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 28, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three and nine months ended September 28, 2019 and September 29, 2018 is as follows:

Net Revenues

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
TFE	$17,116	$12,108	$49,325	$45,745
Photonics	9,183	7,358	24,116	17,793

Total segment net revenues	$26,299	$19,466	$73,441	$63,538

Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
TFE	$(1,542)	$(907)	$(3,434)	$(2,197)
Photonics	2,268	688	3,114	(966)

Total segment operating income (loss)	726	(219)	(320)	(3,163)

Unallocated costs	(1,159)	(874)	(3,038)	(2,986)

Loss from operations	(433)	(1,093)	(3,358)	(6,149)
Interest income and other income (expense), net	126	186	448	464

Loss before income taxes	$(307)	$(907)	$(2,910)	$(5,685)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total assets for each reportable segment as of September 28, 2019 and December 29, 2018 are as follows:

Assets

	September 28, 2019	December 29, 2018
	(In thousands)
TFE	$52,541	$53,867
Photonics	22,158	16,721

Total segment assets	74,699	70,588

Cash, cash equivalents and investments	35,746	39,163
Restricted cash	1,355	1,169
Deferred income taxes	7,361	7,913
Other current assets	1,071	1,341
Common property, plant and equipment	1,178	1,017
Common operating lease right-of-use assets	2,005	—
Other assets	869	879

Consolidated total assets	$124,284	$122,070

16.	Income Taxes

Intevac recorded income tax provisions of $173,000 and $1.1 million for the three and nine months ended September 28, 2019, respectively and $192,000 and $717,000 for the three and nine months ended September 29, 2018, respectively. The income tax provisions for the three and nine months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine month periods ended September 28, 2019 Intevac recorded income tax provisions on earnings of its international subsidiaries of $42,000 and $605,000, respectively and recorded $130,000 and $534,000, respectively for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 29, 2018 Intevac recorded $158,000 and $615,000, respectively for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the 2009 and 2010 fiscal year tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. Under Singapore tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The contested tax deposits of $713,000 at September 28, 2019 and $723,000 at December 29, 2018 are included in other long-term assets on the condensed consolidated balance sheets. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The changes in restructuring reserves associated with the Plan for the nine months ended September 29, 2018 are as follows.

Nine Months Ended September 29, 2018
Severance and other employee- related costs (In thousands)
Beginning balance	$—
Provision for restructuring reserves	95
Cash payments made	(95)

Ending balance	$—

18.	Related Party Transaction

A Board member of the Company also serves as the Chief Executive Officer of a supplier. The Company made inventory purchases in the amount of $16,000 and $191,000, respectively, for the three and nine months ended September 28, 2019 and $6,000 and $129,000, respectively, for the three and nine months ended September 29, 2018 from this supplier.

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

The following table presents certain significant measurements for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$26,299	$19,466	$6,833	$73,441	$63,538	$9,903
Gross profit	$8,778	$7,486	$1,292	$24,375	$22,122	$2,253
Gross margin percent	33.4%	38.5%	(5.1) points	33.2%	34.8%	(1.6) points
Loss from operations	$(433)	$(1,093)	$660	$(3,358)	$(6,149)	$2,791
Net loss	$(480)	$(1,099)	$619	$(4,054)	$(6,402)	$2,348
Net loss per diluted share	$(0.02)	$(0.05)	$0.03	$(0.18)	$(0.29)	$0.11

Net revenues for the third quarter of fiscal 2019 increased compared to the same period in the prior year primarily due to higher equipment sales to PV manufacturers and higher Photonics contract research and development (“R&D”), offset in part by lower equipment sales to HDD manufacturers and lower sales of Photonics products. TFE recognized revenue on five ENERGi solar ion implant systems in the third quarter of fiscal 2019. TFE did not recognize revenue on any systems in the third quarter of fiscal 2018. The Company reported a smaller net loss for the third quarter of fiscal 2019 compared to the third quarter of 2018 due to higher revenues, higher gross profit, and decreased spending on research and development offset in part by higher selling, general and administrative expenses.

Net revenues for the first nine months of fiscal 2019 increased compared to the same period in the prior year primarily due to higher equipment sales to PV manufacturers, higher Photonics contract R&D and higher Photonics product sales, offset in part by lower equipment sales to HDD manufacturers. TFE recognized revenue in the first nine months of fiscal 2019 on two 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE recognized revenue in the first nine months of fiscal 2018 on three 200 Lean HDD systems. The Company reported a smaller net loss for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 due to higher revenues, higher gross profit and decreased spending on research and development, offset in part by higher selling, general and administrative expenses.

Intevac expects that HDD equipment sales in 2019 will be similar to slightly down from the levels in 2018 as a HDD manufacturer takes delivery of only four 200 Lean HDD systems. In 2019, Intevac expects higher sales of new TFE products as we have recognized revenue on nine ENERGi solar ion implant systems. In 2019, we expect increased product shipments in Photonics as shipments for the Apache camera resumed in the second half of 2019 and we continue to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. In 2019, we expect increased contract R&D revenue as development work begins on the multi-year $31.6 million contract award for the development and production of digital night-vision cameras to support the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) program. For fiscal 2019, Intevac expects that Photonics operating income will be higher than fiscal 2018 as Photonics results will reflect higher revenue levels.

Intevac’s trademarks include the following: “200 Lean®,” “AccuLuber®,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®” and VERTEX SPECTRA™.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands)
TFE	$17,116	$12,108	$5,008	$49,325	$45,745	$3,580
Photonics:
Contract R&D	5,209	2,326	2,883	13,476	7,591	5,885
Products	3,974	5,032	(1,058)	10,640	10,202	438

	9,183	7,358	1,825	24,116	17,793	6,323

Total net revenues	$26,299	$19,466	$6,833	$73,441	$63,538	$9,903

TFE revenue for the three and nine months ended September 28, 2019 increased compared to the same periods in the prior year as a result of higher sales of systems, technology upgrades and service, offset in part by lower sales of spare parts. TFE revenue for the three months ended September 28, 2019 included five ENERGi solar ion implant systems. TFE revenue for the three months ended September 29, 2018 did not include any systems. TFE recognized revenue in the first nine months of fiscal 2019 on two 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE recognized revenue in the first nine months of fiscal 2018 on three 200 Lean HDD systems.

Photonics revenue for the three month period ended September 28, 2019 increased compared to the same period in the prior year as a result of higher contract R&D work, offset in part by lower product sales revenues. Photonics revenue for the nine month period ended September 28, 2019 increased compared to the same period in the prior year as a result of higher contract R&D work and higher product sales revenues.

Backlog

	September 28, 2019	December 29, 2018	September 29, 2018
	(In thousands)
TFE	$39,310	$64,803	$63,628
Photonics	76,123	43,711	8,606

Total backlog	$115,433	$108,514	$72,234

TFE backlog at September 28, 2019 included four 200 Lean HDD systems. TFE backlog at December 29, 2018 included six 200 Lean HDD systems and nine ENERGi solar ion implant systems. TFE backlog at September 29, 2018 includes three 200 Lean HDD systems and twelve ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	September 28, 2019			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$478	$9,050	$9,528	$287	$6,868	$7,155
Asia	16,638	—	16,638	11,821	—	11,821
Europe	—	133	133	—	457	457
Rest of World	—	—	—	—	33	33

Total net revenues	$17,116	$9,183	$26,299	$12,108	$7,358	$19,466

	Nine Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$995	$23,578	$24,573	$3,549	$16,628	$20,177
Asia	48,330	—	48,330	42,196	31	42,227
Europe	—	538	538	—	937	937
Rest of World	—	—	—	—	197	197

Total net revenues	$49,325	$24,116	$73,441	$45,745	$17,793	$63,538

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2019 versus 2018 reflected higher Photonics product sales and higher Photonics contract R&D work. Sales to the Asia region in 2019 included two 200 Lean HDD systems and nine ENERGi solar ion implant systems versus three 200 Lean HDD systems in 2018. Sales to the Europe region and Rest of World in 2019 and 2018 were not significant.

Gross profit

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$4,825	$4,871	$(46)	$15,958	$18,113	$(2,155)
% of TFE net revenues	28.2%	40.2%		32.4%	39.6%
Photonics gross profit	$3,953	$2,615	$1,338	$8,417	$4,009	$4,408
% of Photonics net revenues	43.1%	35.5%		34.9%	22.5%
Total gross profit	$8,778	$7,486	$1,292	$24,375	$22,122	$2,253
% of net revenues	33.4%	38.5%		33.2%	34.8%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 28.2% in the three months ended September 28, 2019 compared to 40.2% in the three months ended September 29, 2018 and was 32.4% in the nine months ended September 28, 2019 compared to 39.6% in the nine months ended September 29, 2018. The decrease in gross margin for the three and nine months ended September 28, 2019 was due primarily to the sale of lower margin ENERGi solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 43.1% in the three months ended September 28, 2019 compared to 35.5% in the three months ended September 29, 2018 and was 34.9% in the nine months ended September 28, 2019 compared to 22.5% in the nine months ended September 29, 2018. The improvement in gross margin for the three months ended September 28, 2019 was due to higher revenue levels and improved margins on both products and contract R&D work. The improvement in gross margin for the nine months ended September 28, 2019 was due to higher revenue levels and improved margins on contract R&D work, offset in part by lower product margins. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands)
Research and development expense	$3,596	$3,737	$(141)	$11,013	$12,889	$(1,876)

Research and development spending in TFE decreased during the three and nine months ended September 28, 2019 compared to the same period in the prior year due to lower spending on semiconductor Fan-out development. TFE spending consisted primarily of HDD, DCP, semiconductor Fan-out and PV development. TFE spending during the nine months ended September 29, 2018 included charges of $666,000 related to the fixed asset disposal of certain lab equipment. Research and development spending decreased in Photonics during the three months ended September 28, 2019 as compared to the same period in the prior year, primarily related to a lower volume of development efforts. Research and development spending increased in Photonics during the nine months ended September 28, 2019 as compared to the same period in the prior year, primarily related to the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $3.3 million and $9.3 million for the three and nine months ended September 28, 2019 respectively, or $2.2 million and $7.1 million for the three and nine months ended September 29, 2018 respectively, which are related to customer-funded Photonics contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,615	$4,842	$773	$16,720	$15,382	$1,338

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and nine months ended September 28, 2019 increased compared to the same periods in the prior year primarily due to higher variable compensation costs, increased spending to support a customer evaluation of a next generation product and the lapse of the 2018 cost containment initiatives which included temporary salary reductions for executive management. Selling, general and administrative expense for the first nine months of fiscal 2018 included a $202,000 charge for the write-off of certain engineering software and a $148,000 charge for a lump sum separation payment.

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

Interest income and other income (expense), net

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$126	$186	$(60)	$448	$464	$(16)

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Provision for income taxes

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	Change over prior period	September 28, 2019	September 29, 2018	Change over prior period
	(In thousands)
Provision for income taxes	$173	$192	$(19)	$1,144	$717	$427

Intevac recorded income tax provisions of $173,000 and $1.1 million for the three and nine months ended September 28, 2019, respectively, and $192,000 and $717,000 for the three and nine months ended September 29, 2018, respectively. The income tax provisions for the three and nine months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine month periods ended September 28, 2019 Intevac recorded income tax provisions on earnings of its international subsidiaries of $42,000 and $605,000, respectively, and recorded $130,000 and $534,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 29, 2018 Intevac recorded $158,000 and $615,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the GILTI. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At September 28, 2019, Intevac had $37.1 million in cash, cash equivalents, restricted cash and investments compared to $40.3 million at December 29, 2018. During the first nine months of 2019, cash, cash equivalents, restricted cash and investments decreased by $3.2 million due primarily to cash used by operating activities, purchases of fixed assets, tax payments for net share settlements and stock repurchases, offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	September 28, 2019	December 29, 2018
	(In thousands)
Cash and cash equivalents	$14,997	$18,715
Restricted cash	1,355	1,169
Short-term investments	15,302	16,076
Long-term investments	5,447	4,372

Total cash, cash equivalents, restricted cash and investments	$37,101	$40,332

Operating activities used cash of $1.1 million during the first nine months of 2019 and generated cash of $2.1 million during the first nine months of 2018. The decrease in cash from operations during the first nine months of 2019 was primarily a result of increased investments in working capital during the first nine months of 2019, offset in part by the recognition of a smaller net loss.

Accounts receivable totaled $24.9 million at September 28, 2019 compared to $27.7 million at December 29, 2018. At September 28, 2019 and December 29, 2018 customer advances for products that had not been shipped to customers and included in accounts receivable were $403,000 and $3.7 million, respectively. Net inventories totaled $29.9 million at September 28, 2019 compared to $30.6 million at December 29, 2018. Net inventories at September 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging in work in process that was partially built. Net inventories at December 29, 2018 included three ENERGi implant systems in finished goods and one ENERGi implant system in work in process that were virtually complete and that were shipped to the customer in January 2019. Accounts payable decreased to $5.5 million at September 28, 2019 from $6.1 million at December 29, 2018 due to the timing of payments. Accrued payroll and related liabilities increased to $5.3 million at September 28, 2019 compared to $4.7 million at December 29, 2018. Other accrued liabilities decreased to $3.7 million at September 28, 2019 compared to $5.0 million at December 29, 2018. Customer advances decreased from $14.3 million at December 29, 2018 to $8.7 million at September 28, 2019, primarily due to the recognition of revenue offset in part by the recognition of new orders.

Investing activities used cash of $3.4 million during the first nine months of 2019. Purchases of investments net of proceeds from sales of investments totaled $166,000. Capital expenditures for the nine months ended September 28, 2019 were $3.3 million.

Financing activities provided cash of $1.1 million in the first nine months of 2019. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.8 million. Tax payments related to the net share settlement of restricted stock units were $296,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $111,000 for the nine months ended September 28, 2019.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. Payments made associated with the revenue earnout obligation were $230,000 in the first nine months of 2019.

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

As of September 28, 2019, approximately $8.0 million of cash and cash equivalents and $2.9 million of short-term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.5 million to a $2.5 million in capital expenditures during the remainder of 2019.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $1.4 million as of September 28, 2019. These letters of credit and bank guarantees are collateralized by $1.4 million of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning December 30, 2018, we implemented ASC 842, Leases. For a description of our critical accounting policies and estimates affecting accounting for leases, see Note 10. “Leases” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on February 13, 2019. With the exception of the changes to our lease accounting policies referenced above, there have been no material changes to our critical accounting policies during the nine months ended September 28, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form 10-Q for the quarter ended September 28, 2019, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2019.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. For example, sales of systems for magnetic disk production were depressed from late 2007 through 2009. The number of new systems delivered increased in 2010 as customers increased their production capacity in response to increased demand for data storage, but decreased in 2011 through 2015 as the hard disk drive industry did not add the same level of capacity that it did in 2010. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. Intevac expects that sales of systems and upgrades for magnetic disk production in 2019 will be similar to slightly down from the levels in 2018 as this customer is expected to take delivery of only four of the six systems in backlog at the beginning of 2019.

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

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 28, 2019, $10.8 million remains available for future stock repurchases under the repurchase program. Common stock repurchases during the three months ended September 28, 2019 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(in thousands, except per share data)
June 30, 2019 to July 27, 2019	15	$4.65	$69	15	$10,838
July 28, 2019 to August 24, 2019	—	$4.70	$—	—	$10,838
August 25, 2019 to September 28, 2019	—	$—	$—	—	$10,838

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: October 29, 2019	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2019	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)