Form 10-K
period 2019-12-28
INTEVAC INC
filed 2020-02-12
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-26946

INTEVAC, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3125814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Bassett Street

Santa Clara, California 95054

(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (408) 986-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	IVAC	The Nasdaq Stock Market LLC (Nasdaq Global Select)

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

As of June 30, 2019, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $108,615,756 (based on the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 7, 2020, 23,559,479 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

TFE Segment

Hard Disk Drive (“HDD”) Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 65% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital, including its wholly-owned subsidiary HGST, Fuji Electric, and Showa Denko.

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

In recent years HDD media units have been negatively impacted by declining PC units, primarily resulting from the proliferation of tablets and the transition to centralized storage. Although the HDD industry continues to expect growth in the nearline data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has resulted in lower HDD shipments in recent years. However, Intevac continues to believe that long-term demand for hard disks required for high capacity HDDs will increase, driven by growth in demand for digital storage, a declining growth rate in areal density improvements, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial volume shipments of both HAMR and EAMR-based HDDs are expected to begin in 2020. Intevac believes that leading manufacturers of magnetic media, that are using Intevac systems for the development of these new technologies, will create a significant market opportunity for systems upgrades in support of the media evolution required by these new technologies as they are more widely adopted.

Display Cover Panel (“DCP”) Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.

DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2019, approximately 1.37 billion smartphones, 157 million tablet PCs and 66.5 million smart watches were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.48 billion units will ship by 2023, representing a CAGR of 1.1% for the 2019 – 2023 time period.

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

SP coatings generally consist of hard thin films deposited onto the surface of the DCP. Their primary function is to provide enhanced protection against the incidence of scratch, but they can also provide greater breakage resistance. Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC®”) utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. The oDLC coating has demonstrated scratch protection benefits reflecting a greater than 20 times improvement over current standard cover glass under stainless steel ball Taber scratch testing. Furthermore, using a Ring-on-Ring (“RoR”) test, cover glass with our oDLC coating provides a greater than 20 percent increase in breakage resistance strength over cover glass without the oDLC coating. Intevac expects that the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC.

In 2019, Intevac released DiamondClad™ protective coating. DiamondClad is a proprietary multi-step process that improves upon our original single film solution, oDLC. Developed in-house utilizing the ion beam source technology released last year, DiamondClad now performs similar to sapphire in scratch testing at the Mohs scale of material hardness 8 standard, compared to the industry standard glass with anti-fingerprint or AF coatings, which scratch at a Mohs 5 level. DiamondClad coating outperforms standard cover-glass by a factor of 4 in Taber wear testing, and by a factor of 4 to 6 times in use-case AF durability testing with sand, denim, and perspiration.

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

When applied to the exterior of the backside DCP, NCVM has a tendency to scratch easily and rub off over time, leading to a poor appearance. To preserve the color film on the backside DCP, manufacturers are reliant on SP coatings for scratch-resistance and a consistent appearance. Intevac expects the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC and DiamondClad coatings.

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

The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. More than 138 gigawatts of solar capacity were added globally in 2019, rising 35% year-on-year, but the rate is expected to taper off to a modest growth of 3% in 2020. Intevac expects that 2020 will continue to be challenging for the solar industry due to further declines in solar panel pricing.

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

Smartphones from Apple, Xiaomi, LG and others incorporate fan-out packaged components, as do most higher-end automobiles. IoT applications in the future are expected to contribute additional significant volume in fan-out packaged devices.

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

Product Table

The following table presents a representative list of the TFE products that we offered during fiscal 2019 and fiscal 2018.

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

•  Modular design enables expandability.

•  Enables low-temperature processing.

INTEVAC VERTEX™ Spectra System

•  Extension of the VERTEX system.

•  Incorporates multiple source technologies in a single system.

•  Uses proprietary ion beam processing for deposition and etching.

•  Enables unique patterned NCVM and hard AR coatings.

INTEVAC VERTEX™ Marathon System	• Versatile platform for high volume manufacturing of multi-step, multi-layer optical coatings. • Enables diverse coatings — DiamondClad, patterned NCVM and AR films.
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

•  Includes LSMA magnetron source, with industry-leading target utilization rate of over 65 percent.

•  Provides high-throughput and low cost of ownership for small-substrate or large panel processing.

•  Provides flexibility for handling round, square, or rectangular substrates for fan-out packaging.

TFE Products	Applications and Features
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

Military Products

Intevac’s EBAPS is incorporated into custom-designed cameras, modules and system products for high performance military applications. Intevac’s EBAPS can be integrated at various levels with optics, electronics, software, and displays based upon customer specifications and requirements. Intevac has developed a next-generation, 3.7 mega-pixel resolution Intevac Silicon Imagine Engine (“ISIE”) 19 EBAPS which operates at higher resolutions, lower light levels, higher speeds, and lower power consumption for use in next-generation systems. Customization typically occurs in the areas of electronics, near-eye micro-displays and mechanical packaging. Intevac’s products by application are:

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

Intevac is developing a digital night-vision camera for the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) program. The IVAS will incorporate head, body, and weapon technologies on individual soldiers. It is a single platform that soldiers can use to fight, rehearse, and train that provides increased mobility and situational awareness necessary to achieve overmatch against adversaries and includes a squad-level combat training capability.

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

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2019 and 2018.

	2019	2018
Seagate Technology	49%	52%
U.S. Government	20%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	14%	*
HGST	*	13%

* Less than 10%

Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.

Foreign sales accounted for 67% of revenue in fiscal 2019 and 71% of revenue in fiscal 2018. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s TFE revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers include several major solar cell manufacturers. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Philippines, Portugal and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac TFE products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor,

Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Centrotherm Photovoltaics, Jusung, Kingston and Von Ardenne. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun and Shincron, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including DLC, NCVM and AR. Intevac’s competitors for PVD processes in the fan-out packaging market include the companies SPTS Technologies, Evatec AG, ULVAC Technologies, Inc., Tango Systems, Inc., and NEXX Systems. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

The principal competitive factors affecting Photonics products include price, extreme low-light level performance, power consumption, resolution, size, ease of integration, reliability, spectral band, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market for soldier and helicopter night vision goggles, Elbit Systems and L-3 Communications are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in Generation-III night-vision devices. For long range airborne targeting applications, Intevac competes against camera providers using low light CMOS imagery. Intevac expects that other companies will develop digital night-vision products and aggressively promote their sales. Within the near-eye display market, Intevac also currently faces competition from Rockwell-Collins, Kopin and Six 15 Technologies in the defense space and anticipates that in the future it will experience competition from lower performance, niche commercial HMD providers expanding into defense applications, all of which can offer cost-competitive products.

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

Photonics products are manufactured at Intevac’s facility in California. Photonics manufactures sensors, cameras, integrated camera systems, and near-eye display systems using advanced manufacturing techniques and equipment. Intevac’s operations include vacuum processing, and electromechanical and optical system assembly.

Employees

At December 28, 2019, Intevac had 272 employees, including 14 contract employees.

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

Information about our Executive Officers

Certain information about our executive officers as of February 12, 2020 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	58	President and Chief Executive Officer
James Moniz	62	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer
Timothy Justyn	57	Executive Vice President and General Manager, Photonics
Jay Cho	55	Executive Vice President and General Manager, TFE

Other Key Officers:
Verle Aebi	65	Chief Technology Officer, Photonics
Terry Bluck	60	Chief Technology Officer, TFE
Kimberly Burk	54	Senior Vice President, Global Human Resources

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

Mr. Bluck rejoined Intevac as Chief Technology Officer of TFE in August 2004. Mr. Bluck had previously worked at Intevac from December 1996 to November 2002 in various engineering positions. The business unit Mr. Bluck worked for was sold to Photon Dynamics in November 2002, and he was employed there as Vice President, Rapid Thermal Process Product Engineering until August 2004. Mr. Bluck holds a BS in physics from San Jose State University.

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

Trademarks

Intevac’s trademarks include the following: “200 Lean®,” “DiamondCladTM,” “DIAMOND DOG™,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®,” “VERTEX MarathonTM,” and “VERTEX SPECTRATM.”

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. Sales of systems and upgrades for magnetic disk production in 2019 were slightly down from the levels in 2018 as this customer took delivery of four systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2020 will be at similar levels from the levels in 2019.

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

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Centrotherm Photovoltaics, Jusung, Kingston and Von Ardenne. In the market for our military imaging products we experience competition from companies such as Elbit Systems and L-3 Communications. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the DCP and PV equipment markets. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form 10-K has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 28, 2019, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Market Information

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 12, 2020, there were 75 holders of record.

Recent Sales of Unregistered Securities

None.

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. At December 28, 2019, $10.8 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended December 28, 2019.

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

Fiscal Year	2019	2018		Change 2019 vs. 2018
	(in thousands, except percentages and per share amounts)
Net revenues	$108,885	$95,114		$13,771
Gross profit	$40,868	$32,694		$8,174
Gross margin percent	37.5%	34.4%		3.1 points
Operating income (loss)	$3,925	$(4,217)		$8,142
Net income	$1,148	$3,581	*	$(2,433)
Net income per diluted share	$0.05	$0.16	*	$(0.11)

*

The Company’s results for fiscal 2018 included the reversal of the valuation allowance recorded against the deferred tax assets in Singapore. This reversal resulted in the recognition of a non-cash income tax benefit in the fourth quarter of 2018 of $7.9 million, or $0.35 per diluted share.

Fiscal 2018 financial results reflected a challenging environment. In 2018, Intevac recognized revenue on four 200 Lean HDD systems as our HDD customer upgraded the technology level of their manufacturing capacity. In 2018, Intevac recognized revenue on the three solar implant ENERGi systems shipped in the previous year. Photonics continued to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2018. With the completion of the Apache program in 2017, the Photonics revenue profile moved from a product-driven one to a funded R&D revenue profile. Photonics margins and operating results were negatively impacted by a higher-mix of lower margin technology development contracts versus product sales. Fiscal 2018 net income reflected recognition of an income tax benefit and lower operating expenses due to cost containment activities put in place in the first quarter of fiscal 2018, offset in part by lower net revenues and lower gross margins. During fiscal 2018, the Company reversed the valuation allowance recorded against the deferred tax assets related to its Singapore operations. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million. During fiscal 2018, the Company did not recognize an income tax benefit on its U.S. net operating loss.

Fiscal 2019 financial results reflected an improved environment as the Company resumed its growth trajectory. Fiscal 2019 HDD equipment sales were slightly lower than 2018. Intevac recognized revenue on four 200 Lean HDD systems with an additional two in backlog at the end of the year. In 2019, Intevac recognized revenue on nine solar implant ENERGi systems. We also made significant progress in our TFE growth initiatives, placing evaluation tools with leading manufacturers in both the display cover glass market and the advanced semiconductor packaging market. In fiscal 2019, Photonics business levels were higher compared to the prior year due primarily to the $31.6 million U.S. Army IVAS contract award. Photonics continued to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2019 and resumed shipments of the Apache camera in the second half of 2019. Fiscal 2019 net income was the result of higher net revenues and higher gross margins. During 2019, the Company received an unfavorable decision on its appeal to a tax audit in Singapore and although management has decided to appeal this decision, management determined that the Company could no longer support a more likely than not position. Accordingly, the Company recorded a charge of $732,000 which is included in the provision for income taxes. During fiscal 2019, the Company did not recognize an income tax benefit on its U.S. net operating loss.

We believe that we will continue to be profitable in fiscal 2020. Intevac expects that HDD equipment sales will be down from 2019 levels as a HDD manufacturer takes delivery of the two 200 Lean HDD systems in backlog. In 2020, Intevac expects higher sales of new TFE products as we expect to: (i) convert at least one of the two systems under evaluation at customer factories to revenue and (ii) obtain follow on production orders for our VERTEX coating system for DCPs and our solar implant ENERGi system. The second evaluation system at a customer factory is expected to convert to revenue in 2021. In 2020, we expect Increased product revenue in Photonics as we continue to deliver product shipments of the Apache camera and the night-vision camera modules for the F35 Joint Strike Fighter program. In 2020, we expect increased contract R&D revenue as development work continues on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program. For fiscal 2020, Intevac expects that Photonics profits will be higher than fiscal 2019 as Photonics results will reflect higher revenue levels.

Results of Operations

Net revenues

	2019	2018	Change 2019 vs. 2018
	(in thousands)
TFE	$73,678	$69,348	$4,330
Photonics
Products	15,550	15,972	(422)
Contract R&D	19,657	9,794	9,863

	35,207	25,766	9,441

Total net revenues	$108,885	$95,114	$13,771

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.

The increase in TFE revenues in fiscal 2019 versus fiscal 2018 was due primarily to higher systems sales as TFE recognized revenue on four 200 Lean HDD systems and nine solar implant ENERGi systems, offset in part by decreases in revenue recognized on technology upgrades, service and spare parts. In fiscal 2018, TFE revenue recognized four 200 Lean HDD systems and three solar implant ENERGi systems as well as technology upgrades, service and spare parts.

Photonics revenues increased by 36.6% to $35.2 million in fiscal 2019 versus fiscal 2018. Photonics product revenue reflected the resumption of the Apache camera shipments and higher unit shipments for the F35 Joint Strike Fighter program night-vision camera. Contract R&D revenue in fiscal 2019 increased as a result of development on the IVAS program.

Backlog

	December 28, 2019	December 29, 2018
	(in thousands)
TFE	$21,391	$64,803
Photonics	71,015	43,711

Total backlog	$92,406	$108,514

TFE backlog at December 28, 2019 included two 200 Lean HDD systems. TFE backlog at December 29, 2018 included six 200 Lean HDD systems and nine ENERGi solar ion implant systems.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2019 and 2018.

	2019	2018
Seagate Technology	49%	52%
U.S. Government	20%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	14%	*
HGST	*	13%

*	Less than 10%

Revenue by geographic region

	2019			2018
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,306	$34,664	$35,970	$4,050	$23,862	$27,912
Asia	72,372	—	72,372	65,298	31	65,329
Europe	—	543	543	—	1,648	1,648
Rest of World	—	—	—	—	225	225

Total net revenues	$73,678	$35,207	$108,885	$69,348	$25,766	$95,114

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2019 versus 2018 reflected higher Photonics contract R&D work. There were no TFE systems sold to factories in the U.S. in 2019 or 2018.

The increase in sales to the Asia region in 2019 versus 2018 reflected higher system sales, offset in part by lower technology upgrade, service and spare parts sales. Sales to the Asia region in 2019 included four 200 Lean HDD systems and nine solar implant ENERGi systems. Sales to the Asia region in 2018 included four 200 Lean HDD systems and three solar implant ENERGi systems.

Sales to the Europe region and Rest of World in 2019 and 2018 were not significant.

Gross margin

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands, except percentages)
TFE gross profit	$27,377	$25,328	$2,049
% of TFE net revenues	37.2%	36.5%
Photonics gross profit	$13,491	$7,366	$6,125
% of Photonics net revenues	38.3%	28.6%
Total gross profit	$40,868	$32,694	$8,174
% of net revenues	37.5%	34.4%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 37.2% in fiscal 2019 compared to 36.5% in fiscal 2018. Fiscal 2019 gross margins improved over fiscal 2018 as higher margins on upgrades were offset in part by lower margins on the sale of nine solar implant ENERGi systems. Gross margins in the TFE business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 38.3% in fiscal 2019 compared to 28.6% in fiscal 2018. The improvement in gross margin for fiscal 2019 over fiscal 2018 is due primarily to higher revenue levels and improved margins on contract R&D work. Manufacturing costs for digital night-vision products decreased in fiscal 2019 and 2018 as a result of cost reductions and yield improvements.

Research and development

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands)
Research and development expense	$14,309	$16,862	$(2,553)

Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment, semiconductor Fan-out equipment and Photonics products.

TFE research and development spending in fiscal 2019 decreased compared to fiscal 2018 due to lower spending on semiconductor Fan-out development.

Research and development spending for Photonics increased during 2019 as compared to fiscal 2018 primarily related to the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $12.3 million and $9.1 million in 2019 and 2018, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands)
Selling, general and administrative expense	$22,627	$20,188	$2,439

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

Selling, general and administrative expenses increased in 2019 over the amount spent in 2018 due to higher variable compensation costs, increased spending to support a customer evaluation of a next generation product and the lapse of the 2018 cost containment initiatives which included temporary salary reductions for executive management.

Acquisition-related (benefit), net

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands)
Acquisition-related (benefit), net	$7	$(139)	$146

Acquisition-related (benefit), net, represents the change in the fair value of a contingent consideration earnout arrangement related to the SIT acquisition. The earnout period terminated on June 30, 2019.

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

Interest income and other income (expense), net

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands)
Interest income and other income (expense), net	$582	$622	$(40)

Interest income and other income (expense), net in fiscal 2019 included $574,000 of interest income on investments and $20,000 earnout income from a divestiture, offset in part by $85,000 of foreign currency losses. Interest income and other, net in fiscal 2018 included $516,000 of interest income on investments and $135,000 earnout income from a divestiture, offset in part by $80,000 of foreign currency losses. The increase in interest income in 2019 over 2018 reflected higher interest rates on Intevac’s investments and higher invested balances.

Provision for (benefit from) income taxes

	Fiscal Year		Change 2019 vs. 2018
	2019	2018
	(in thousands)
Provision for (benefit from) income taxes	$3,359	$(7,176)	$10,535

During fiscal 2018 the Company reversed the valuation allowance recorded against the deferred tax assets related to its Singapore operations. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million.

During 2019 the Company received an unfavorable decision on its appeal to a tax audit in Singapore and although management plans to pursue an appeal to the Singapore High Court, management determined that the Company could no longer support a more likely than not position. Accordingly, the Company recorded a charge of $732,000 in provision for income taxes.

Intevac’s effective income tax rate was 74.5% for fiscal 2019 and 199.6% for fiscal 2018. Our effective income tax rate in 2018, excluding the impact of the reduction in our deferred income tax asset valuation allowance was (20.4%). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment and reversal of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences, adjustments of prior permanent differences and changes in estimates of uncertain tax positions. Intevac’s future effective income tax rate depends on various factors including, the level of

Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate accordingly.

In fiscal 2014, a valuation allowance of $9.4 million was established on a portion of the Singapore deferred tax asset. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax asset, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, is based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 28, 2019.

In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2019 a valuation allowance decrease of $689,000 and for fiscal 2018 a valuation allowance increase of $930,000, respectively, were recorded for the U.S. federal deferred tax asset. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Liquidity and Capital Resources

At December 28, 2019, Intevac had $42.8 million in cash, cash equivalents, restricted cash and investments compared to $40.3 million at December 29, 2018. During fiscal 2019, cash, cash equivalents, restricted cash and investments increased by $2.5 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by cash used for repurchases of common stock, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units.

Cash, cash equivalents, restricted cash and investments consist of the following:

	December 28, 2019	December 29, 2018
	(in thousands)
Cash and cash equivalents	$19,767	$18,715
Restricted cash	787	1,169
Short-term investments	16,720	16,076
Long-term investments	5,537	4,372

Total cash, cash-equivalents, restricted cash and investments	$42,811	$40,332

Cash generated by operating activities totaled $4.9 million in 2019. Cash used in operating activities totaled $1.7 million in 2018. Improved operating cash flow in 2019 was a result of net income and improved working capital.

Accounts receivable totaled $28.6 million at December 28, 2019 compared to $27.7 million at December 29, 2018. Customer advances for products that had not been shipped to customers and included in accounts receivable were $201,000 at December 28, 2019 compared to $3.7 million at December 29, 2018. The number of days outstanding for Intevac’s accounts receivable was 72 at December 28, 2019 compared to 78 at December 29, 2018. Net inventories totaled $24.9 million at December 28, 2019 compared to $30.6 million at December 29, 2018. Net inventories at December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at December 29, 2018 included three ENERGi implant systems in finished goods and one ENERGi implant system in work in process that were virtually complete and shipped to the customer in January 2019. Inventory turns were 2.5 in fiscal 2019 and were 2.2 in fiscal 2018. Accounts payable decreased to $4.2 million at December 28, 2019 compared to $6.1 million at December 29, 2018 due to lower manufacturing activities at the end of the year. Other accrued liabilities decreased to $3.6 million at December 28, 2019 compared to $5.0 million at December 29, 2018 primarily due to lower deferred revenue balances. Other accrued liabilities at December 29, 2018 included $1.1 million in deferred revenue related to the recognition of the ASC 606 transition adjustment. Accrued payroll and related liabilities increased to $6.5 million at December 28, 2019 compared to $4.7 million at December 29, 2018 as a result of higher variable compensation accruals. Customer advances decreased from $14.3 million at December 29, 2018 to $4.0 million at December 28, 2019 as a result of recognition of revenue.

Investing activities used cash of $5.8 million in 2019 and $1.0 million in 2018. Purchases of investments net of proceeds from sales and maturities of investments, totaled $1.7 million in 2019. Proceeds from sales and maturities of investments net of purchases of investments, totaled $2.2 million in 2018. Capital expenditures were $4.1 million in 2019 and $3.2 million in 2018.

Financing activities generated cash of $1.5 million in 2019 and $1.8 million in 2018. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.3 million in 2019 and $3.2 million in 2018. Tax payments related to the net share settlement of restricted stock units were $404,000 in 2019 and $831,000 in 2018. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million in repurchases. Cash used to repurchase common stock totaled $111,000 in 2019 and $558,000 in 2018.

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain solar implant products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. Payments made associated with the revenue earnout obligation were $230,000 in 2019.

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

As of December 28, 2019, approximately $11.6 million of cash and cash equivalents and $3.4 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain off shore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake approximately $6.0 million in capital expenditures during the next 12 months.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of December 28, 2019. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

In our Photonics segment, we recognize revenue for cost plus fixed fee (“CPFF”) and firm fixed price (“FFP”) government contracts over time under the cost-to-cost method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

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

INTEVAC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2020, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

San Jose, California

February 12, 2020

INTEVAC, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2019	December 29, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,767	$18,715
Short-term investments	16,720	16,076
Trade and other accounts receivable, net of allowances of $0 at both December 28, 2019 and December 29, 2018	28,619	27,717
Inventories	24,907	30,597
Prepaid expenses and other current assets	1,504	2,528

Total current assets	91,517	95,633
Property, plant and equipment, net	11,598	11,198
Operating lease right-of-use-assets	10,279	—
Long-term investments	5,537	4,372
Restricted cash	787	1,169
Intangible assets, net of amortization of $8,113 and $7,498 at December 28, 2019 and December 29, 2018, respectively	274	889
Deferred income taxes and other long-term assets	6,330	8,809

Total assets	$126,322	$122,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,524	$—
Accounts payable	4,199	6,053
Accrued payroll and related liabilities	6,488	4,689
Other accrued liabilities	3,593	4,952
Customer advances	4,007	14,314

Total current liabilities	20,811	30,008
Noncurrent liabilities:
Noncurrent operating lease liabilities	9,532	—
Other long-term liabilities	186	2,438

Total noncurrent liabilities	9,718	2,438
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares—50,000 issued and outstanding shares—23,346 and 22,700 at December 28, 2019 and December 29, 2018, respectively	23	23
Additional paid-in capital	188,290	183,204
Treasury stock, 4,989 shares at December 28, 2019 and 4,965 shares at December 29, 2018	(29,158)	(29,047)
Accumulated other comprehensive income	424	378
Accumulated deficit	(63,786)	(64,934)

Total stockholders’ equity	95,793	89,624

Total liabilities and stockholders’ equity	$126,322	$122,070

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended,
	December 28, 2019	December 29, 2018
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$89,228	$85,320
Technology development	19,657	9,794

Total net revenues	108,885	95,114
Cost of net revenues:
Systems and components	55,678	53,334
Technology development	12,339	9,086

Total cost of net revenues	68,017	62,420
Gross profit	40,868	32,694
Operating expenses:
Research and development	14,309	16,862
Selling, general and administrative	22,627	20,188
Acquisition-related (benefit), net	7	(139)

Total operating expenses	36,943	36,911

Operating income (loss)	3,925	(4,217)

Interest income	574	516
Other income (expense), net	8	106

Income (loss) before income taxes	4,507	(3,595)
Provision for (benefit from) income taxes	3,359	(7,176)

Net income	$1,148	$3,581

Net income per share:
Basic	$0.05	$0.16
Diluted	$0.05	$0.16
Weighted average shares outstanding:
Basic	23,063	22,519
Diluted	23,340	22,904

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended,
	December 28, 2019	December 29, 2018
	(In thousands)
Net income	$1,148	$3,581
Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	70	18
Foreign currency translation gains and (losses)	(24)	(130)

Other comprehensive income (loss), before tax	46	(112)
Income tax expense related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	46	(112)

Comprehensive income	$1,194	$3,469

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 30, 2017	21,811	$22	$177,521	4,845	$(28,489)	$490	$(66,881)	$82,663
Cumulative effect of accounting change	—	—	—	—	—	—	(1,634)	(1,634)
Shares issued in connection with:
Exercise of stock options	323	—	1,573	—	—	—	—	1,573
Settlement of RSUs	434	—	—	—	—	—	—	—
Employee stock purchase plan	411	1	1,634	—	—	—	—	1,635
Shares withheld in connection with net share settlement of RSUs	(159)	—	(831)	—	—	—	—	(831)
Equity-based compensation expense	—	—	3,307	—	—	—	—	3,307
Net income	—	—	—	—	—	—	3,581	3,581
Other comprehensive loss	—	—	—	—	—	(112)	—	(112)
Common stock repurchases	(120)	—	—	120	(558)	—	—	(558)

Balance at December 29, 2018	22,700	$23	$183,204	4,965	$(29,047)	$378	$(64,934)	$89,624
Shares issued in connection with:
Exercise of stock options	175	—	799	—	—	—	—	799
Settlement of RSUs	199	—	—	—	—	—	—	—
Employee stock purchase plan	370	—	1,466	—	—	—	—	1,466
Shares withheld in connection with net share settlement of RSUs	(74)	—	(404)	—	—	—	—	(404)
Equity-based compensation expense	—	—	3,225	—	—	—	—	3,225
Net income	—	—	—	—	—	—	1,148	1,148
Other comprehensive income	—	—	—	—	—	46	—	46
Common stock repurchases	(24)	—	—	24	(111)	—	—	(111)

Balance at December 28, 2019	23,346	$23	$188,290	4,989	$(29,158)	$424	$(63,786)	$95,793

See accompanying notes.

INTEVAC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Operating activities
Net income	$1,148	$3,581
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation & amortization	2,976	3,999
Net amortization (accretion) of investment premiums and discounts	(75)	(97)
Amortization of intangible assets	615	615
Equity-based compensation	3,225	3,307
Straight-line rent adjustment and amortization of lease incentives	(289)	(31)
Deferred income taxes	1,661	(7,909)
Change in the fair value of acquisition-related contingent consideration	7	(139)
Loss on disposal of equipment	120	442
Changes in assets and liabilities:
Accounts receivable	(902)	(7,243)
Inventories	6,301	3,278
Prepaid expenses and other assets	1,621	(141)
Accounts payable	(1,850)	2,104
Accrued payroll and other accrued liabilities	694	(6,770)
Customer advances	(10,307)	3,288

Total adjustments	3,797	(5,297)

Net cash and cash equivalents provided by (used in) operating activities	4,945	(1,716)
Investing activities
Purchase of investments	(23,306)	(27,353)
Proceeds from sales and maturities of investments	21,642	29,567
Purchase of leasehold improvements and equipment	(4,107)	(3,244)

Net cash and cash equivalents used in investing activities	(5,771)	(1,030)
Financing activities
Proceeds from issuance of common stock	2,265	3,208
Common stock repurchases	(111)	(558)
Taxes paid related to net share settlement	(404)	(831)
Payment of acquisition-related contingent consideration	(230)	—

Net cash and cash equivalents provided by financing activities	1,520	1,819
Effect of exchange rate changes on cash	(24)	(130)

Net increase (decrease) in cash, cash equivalents and restricted cash	670	(1,057)
Cash, cash equivalents and restricted cash at beginning of period	19,884	20,941

Cash, cash equivalents and restricted cash at end of period	$20,554	$19,884

Cash paid (received) for:
Income taxes	$1,016	$991
Income tax refund	$(157)	$—

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

Fiscal Year End Date

Intevac operates under a 52-53 week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2019 and fiscal 2018 years ended on December 28, 2019 and December 29, 2018, respectively.

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

Restricted Cash

Restricted cash of $600,000 as of December 28, 2019 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $187,000 as collateral for various guarantees with its bank.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2019 and 2018.

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Adoption of New Accounting Standards

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The effect of the changes made to our consolidated December 30, 2018 balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance at December 29, 2018	Adjustments Due to ASC 842		Balance at December 30, 2018
Prepaid expenses and other current assets	$2,528	$(221)	[1]	$2,307

Total current assets	$95,633	$(221)	[1]	$95,412

Operating lease right-of-use assets	$—	$11,635	[1,2,3]	$11,635

Total assets	$122,070	$11,414	[1,2,3]	$133,484

Current operating lease liabilities	$—	$2,581	[5]	$2,581

Accounts payable	$6,053	$(4)	[4]	$6,049

Other accrued liabilities	$4,952	$(13)	[3]	$4,939

Total current liabilities	$30,008	$2,564	[3,4,5]	$32,572

Noncurrent operating lease liabilities	$—	$11,120	[5]	$11,120

Other long-term liabilities	$2,438	$(2,270)	[3]	$168

Total non-current liabilities	$2,438	$8,850	[3,4,5]	$11,288

Total liabilities and stockholders’ equity	$122,070	$11,414	[4,5]	$133,484

[1]	Represents prepaid rent reclassified to operating lease right-of-use assets.

[2]	Represents capitalization of operating lease right-of-use assets and reclassification of straight-line rent accrual, and tenant incentives.

[3]	Represents reclassification of straight-line rent accrual to operating lease right-of-use assets.

[4]	Represents accrued rent reclassified to operating lease right-of-use assets.

[5]	Represents recognition of operating lease liabilities.

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

Foreign Currency Translation

The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effect of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income in the determination of net income (loss). Gains (losses) from foreign currency transactions were ($85,000) and ($80,000) in 2019 and 2018, respectively.

Comprehensive Income

The changes in accumulated other comprehensive income by component, were as follows for the years ended December 28, 2019 and December 29, 2018:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Balance at December 30, 2017	$535	$(45)	$490

Other comprehensive income (loss) before reclassification	(130)	18	(112)
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(130)	18	(112)

Balance at December 29, 2018	$405	$(27)	$378

Other comprehensive income (loss) before reclassification	(24)	70	46
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(24)	70	46

Balance at December 28, 2019	$381	$43	$424

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2020. Intevac does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more-timely recognition of losses. This update becomes effective and will be adopted by Intevac in the first quarter of fiscal 2023. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.

2.    Revenue

The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2019 and 2018 along with the reportable segment for each category.

Major Products and Service Lines

TFE	2019				2018
	(in thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$52,759	$—	$15,653	$68,412	$55,793	$1	$5,253	$61,047
Field service	5,210	2	54	5,266	8,255	—	46	8,301

Total TFE net revenues	$57,969	$2	$15,707	$73,678	$64,048	$1	$5,299	$69,348

Photonics	2019	2018
	(in thousands)
Products:
Military products	$12,480	$13,828
Commercial products	640	335
Repair and other services	2,430	1,809

Total Photonics product net revenues	15,550	15,972
Technology development:
FFP	12,521	2,463
CPFF	7,134	7,258
Time and materials	2	73

Total technology development net revenues	19,657	9,794

Total Photonics net revenues	$35,207	$25,766

Primary Geography Markets

	2019			2018
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,306	$34,664	$35,970	$4,050	$23,862	$27,912
Asia	72,372	—	72,372	65,298	31	65,329
Europe	—	543	543	—	1,648	1,648
Rest of World	—	—	—	—	225	225

Total net revenues	$73,678	$35,207	$108,885	$69,348	$25,766	$95,114

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Timing of Revenue Recognition

	2019			2018
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$73,678	$2,430	$76,108	$69,348	$1,809	$71,157
Products and services transferred over time	—	32,777	32,777	—	23,957	23,957

Total net revenues	$73,678	$35,207	$108,885	$69,348	$25,766	$95,114

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2019:

	December 28, 2019	December 29, 2018	Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$760	$514	$246

Contract liabilities:
Deferred revenue	$320	$633	$(313)
Customer advances	4,007	14,314	(10,307)

	$4,327	$14,947	$(10,620)

Photonics:
Contract assets:
Accounts receivable, unbilled	$3,210	$1,493	$1,717
Retainage	99	157	(58)

	$3,309	$1,650	$1,659

Contract liabilities:
Deferred revenue	$—	$1,101	$(1,101)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2019, contract assets in our TFE segment increased by $246,000 primarily due to the accrual of revenue under a vendor managed inventory arrangement.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2019, we recognized revenue in our TFE segment of $14.3 million and $527,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period. Customer advances included in accounts receivable were $201,000 at December 28, 2019.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During fiscal 2019, contract assets in our Photonics segment increased by $1.7 million primarily due to the revenue recognized on FFP contracts in advance of billing and the accrual of revenue incurred costs under CPFF contracts, offset in part by the completion of certain CPFF contracts and the final settlement of retainage amounts under certain CPFF contracts.

Customer advances in our Photonics segment generally represent deposits from customers upon contract execution and upon achievement of contractual milestones which represents a contract liability. These deposits are liquidated when revenue is recognized. Deferred revenue in our Photonics segment included amounts deferred for the impact of the allocation and the timing of the recognition of revenues for a military product agreement with a tiered pricing structure. During fiscal 2019, we recognized revenue in our Photonics segment of $1.1 million related to the above mentioned military product agreement that was included in deferred revenue at the beginning of the period.

On December 28, 2019 we had $92.4 million of remaining performance obligations, which we also refer to as total backlog. Backlog at December 28, 2019 consisted of $21.4 million of TFE backlog and $71.0 million of Photonics backlog. We expect to recognize approximately 62% of our remaining performance obligations as revenue in 2020, 20% in 2021, 13% in 2022 and 5% in 2023.

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

Descriptions of Plans

Equity Incentive Plans

At December 28, 2019, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.

The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, RSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 28, 2019, 6.5 million shares of common stock were authorized for future issuance under the Plans. The 2012 Plan expires no later than May 8, 2022.

2003 Employee Stock Purchase Plan

In 2003, Intevac’s stockholders approved adoption of the ESPP, which serves as the successor to the Employee Stock Purchase Plan originally adopted in 1995. Upon adoption of the ESPP, all shares available for issuance under the prior plan were transferred to the ESPP. The ESPP provides that eligible employees may purchase Intevac common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. As of December 28, 2019, 555,000 shares remained available for issuance under the ESPP.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effect of recording equity-based compensation for fiscal 2019 and 2018 was as follows (in thousands):

	2019	2018
Equity-based compensation by type of award:
Stock options	$819	$775
RSUs	1,657	1,251
Employee stock purchase plan	749	1,281

Total equity-based compensation	$3,225	$3,307

Equity-based compensation expense is based on awards which vest. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures.

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

	2019	2018
Stock Options:
Weighted-average fair value of grants per share	$2.06	$1.97
Expected volatility	43.23%	43.83%
Risk free interest rate	1.86%	2.58%
Expected term of options (in years)	4.6	4.4
Dividend yield	None	None

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

Performance stock options (“PSOs”) vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically 4 years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated under the Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 37,500 of such stock options to the chief executive officer in 2019. These PSOs have a derived service period of 1.1 years.

Intevac estimated the weighted-average fair value of PSO’s using the following weighted-average assumptions:

2019
Weighted-average fair value of grants per share	$1.75
Expected volatility	43.43%
Risk free interest rate	1.96%
Expected term (in years)	4.60
Dividend yield	None

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 29, 2018	2,070,749	$6.76	3.78	$339,821
Options granted	372,500	$5.46
Options cancelled and forfeited	(171,268)	$7.82
Options exercised	(175,371)	$4.55

Options outstanding at December 28, 2019	2,096,610	$6.63	3.75	$2,048,964

Options exercisable at December 28, 2019	1,294,681	$6.73	2.65	$1,097,036

The total intrinsic value of options exercised during fiscal years 2019 and 2018 was $249,000 and $431,000, respectively. At December 28, 2019, Intevac had $895,000 of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.31 years.

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 29, 2018	462,409	$6.92	1.47	$2,362,910
Granted	319,743	$5.59
Vested	(198,065)	$7.08
Cancelled	(30,732)	$5.96

Non-vested RSUs at December 28, 2019	553,355	$6.15	1.30	$3,713,012

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 28, 2019, Intevac had $1.5 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.30 years.

ESPP

The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2019	2018
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.73	$2.24
Expected volatility	45.81%	47.64%
Risk free interest rate	2.28%	2.01%
Expected term of purchase rights (in years)	0.91	1.33
Dividend yield	None	None

The expected life of purchase rights is the period of time remaining in the current offering period.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The ESPP activity during fiscal 2019 and 2018 is as follows:

	2019	2018
	(in thousands, except per share amounts)
Shares purchased	370	411
Weighted-average purchase price per share	$3.96	$3.98
Aggregate intrinsic value of purchase rights exercised	$513	$750

As of December 28, 2019, Intevac had $156,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 0.5 years.

4. Earnings Per Share

Intevac calculates basic earnings per share (“EPS”) using net income and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

The following table sets forth the computation of basic and diluted net income per share:

	2019	2018
	(in thousands, except per share amounts)
Net income	$1,148	$3,581

Weighted-average shares—basic	23,063	22,519
Effect of dilutive potential common shares	277	385

Weighted-average shares—diluted	23,340	22,904

Net income per share—basic	$0.05	$0.16

Net income per share—diluted	$0.05	$0.16

The potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive:

	2019	2018
	(in thousands, except per share amounts)
Stock options to purchase common stock	1,235	1,612
RSUs	5	124
Employee stock purchase plan	3	254

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 28, 2019 and December 29, 2018.

	2019	2018
Seagate Technology	60%	45%
U.S. Government	25%	*
HGST	*	25%

*	Less than 10%

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

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2019 and/or 2018.

	2019	2018
Seagate Technology	49%	52%
U.S. Government	20%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	14%	*
HGST	*	13%

*	Less than 10%

Products

Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2019 and 2018. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new manufacturing equipment products for PV, DCP and advanced semiconductor packaging and Intevac’s success in developing military products based on its low-light technology.

6. Balance Sheet Details

Balance sheet details were as follows as of December 28, 2019 and December 29, 2018:

Trade and Other Accounts Receivable, Net

	December 28,	December 29,
	2019	2018
	(in thousands)
Trade receivables and other	$24,472	$25,397
Unbilled costs and accrued profits	4,069	2,164
Income tax receivable	78	156
Less: allowance for doubtful accounts	—	—

	$28,619	$27,717

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 28,	December 29,
	2019	2018
	(in thousands)
Raw materials	$15,286	$16,354
Work-in-progress	4,748	9,134
Finished goods	4,873	5,109

	$24,907	$30,597

Finished goods inventory at December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory. Finished goods inventory at December 29, 2018 included three completed ENERGi implant systems at Intevac’s factory pending customer shipment.

Property, Plant and Equipment

	December 28, 2019	December 29, 2018
	(in thousands)
Leasehold improvements	$15,037	$14,923
Machinery and equipment	46,674	45,032

	61,711	59,955
Less accumulated depreciation and amortization	50,113	48,757

Total property, plant and equipment, net	$11,598	$11,198

Deferred Income Taxes and Other Long-Term Assets

	December 28, 2019	December 29, 2018
	(in thousands)
Deferred income taxes	$6,252	$7,913
Income tax receivable	78	157
Contested tax deposits	—	723
Other	—	16

	$6,330	$8,809

Accounts Payable

Included in accounts payable is $512,000 and $423,000 of book overdraft at December 28, 2019 and December 29, 2018, respectively.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Accrued Liabilities

	December 28, 2019	December 29, 2018
	(in thousands)
Deferred revenue	$320	$1,734
Other taxes payable	1,155	928
Accrued product warranties	846	839
Income taxes payable	403	389
Provision for estimated losses on uncompleted contracts	—	278
Acquisition-related contingent consideration	—	223
Other	869	561

Total other accrued liabilities	$3,593	$4,952

Other Long-Term Liabilities

	December 28, 2019	December 29, 2018
	(in thousands)
Deferred rent	$—	$2,270
Accrued product warranties	176	158
Accrued income taxes	10	10

Total other long-term liabilities	$186	$2,438

7. Purchased Intangible Assets, Net

Information regarding acquisition-related intangible assets is as follows:

	December 28, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$3,119	$3,083	$36	$3,119	$3,040	$79
Purchased technology	5,148	4,910	238	5,148	4,338	810
Covenants not to compete	40	40	—	40	40	—
Backlog	80	80	—	80	80	—

Total amortizable intangible assets	$8,387	$8,113	$274	$8,387	$7,498	$889

Intangible assets by segment as of December 28, 2019 are as follows: TFE; $238,000 and Photonics; $36,000.

Total amortization expense of purchased intangibles for both fiscal 2019 and 2018 was $615,000.

Estimated future amortization expense related to finite-lived purchased intangible assets as of December 28, 2019, is as follows.

(in thousands)
2020	$274

8. Contingent Consideration

In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenue from commercial sales of certain products over a specified period up to an aggregate of $9.0 million.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnout period terminated on June 30, 2019. There is no remaining contingent consideration obligation associated with the earnout agreement at December 28, 2019.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2019 and 2018:

	2019	2018
	(in thousands)
Beginning balance	$223	$362
Changes in fair value	7	(139)
Cash payments made	(230)	—

Ending balance	$—	$223

9. Financial Instruments

Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$16,512	$—	$—	$16,512
Money market funds	3,255	—	—	3,255

Total cash and cash equivalents	$19,767	$—	$—	$19,767
Short-term investments:
Certificates of deposit	$3,000	$1	$—	$3,001
Commercial paper	1,891	2	—	1,893
Corporate bonds and medium-term notes	6,383	25	—	6,408
U.S. treasury and agency securities	5,417	1	—	5,418

Total short-term investments	$16,691	$29	$—	$16,720
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,530	12	—	2,542
U.S. treasury and agency securities	2,494	1	—	2,495

Total long-term investments	$5,523	$14	$—	$5,537

Total cash, cash equivalents, and investments	$41,981	$43	$—	$42,024

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 29, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$13,334	$—	$—	$13,334
Money market funds	3,335	—	—	3,335
U.S. treasury and agency securities	2,046	—	—	2,046

Total cash and cash equivalents	$18,715	$—	$—	$18,715
Short-term investments:
Certificates of deposit	$5,299	$1	$1	$5,299
Commercial paper	2,242	—	1	2,241
Corporate bonds and medium-term notes	4,759	—	13	4,746
Municipal bonds	500	—	2	498
U.S. treasury and agency securities	3,297	—	5	3,292

Total short-term investments	$16,097	$1	$22	$16,076
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,879	4	4	2,879
U.S. treasury and agency securities	999	—	6	993

Total long-term investments	$4,378	$4	$10	$4,372

Total cash, cash equivalents, and investments	$39,190	$5	$32	$39,163

The contractual maturities of available-for-sale securities at December 28, 2019 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,946	$19,975
Due after one through five years	5,523	5,537

	$25,469	$25,512

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of December 28, 2019.

	Fair Value Measurements at December 28, 2019
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,255	$3,255	$—
U.S. treasury and agency securities	7,913	7,913	—
Certificates of deposit	3,501	—	3,501
Commercial paper	1,893	—	1,893
Corporate bonds and medium-term notes	8,950	—	8,950

Total recurring fair value measurements	$25,512	$11,168	$14,344

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 28, 2019 and December 29, 2018:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	December 28, 2019	December 29, 2018	December 28, 2019		December 29, 2018
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,035	1,764	*	$4	*	$8

Total Hedges	$1,035	1,764		$4		$8

*	Other accrued liabilities

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

At December 28, 2019, $10.8 million remains available for future stock repurchases under the repurchase program.

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes Intevac’s stock repurchases for fiscal 2019 and 2018:

	2019	2018
	(in thousands, except per share amounts)
Shares of common stock repurchased	24	120
Cost of stock repurchased	$111	$558
Average price paid per share	$4.67	$4.63

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

11. Income Taxes

The provision for (benefit from) income taxes on income (loss) from operations for fiscal 2019 and 2018 consists of the following (in thousands):

	2019	2018
Federal:
Current	$—	$(313)
Deferred	—	—

	—	(313)
State:
Current	4	5
Deferred	—	—

	4	5
Foreign:
Current	1,694	1,041
Deferred	1,661	(7,909)

	3,355	(6,868)
Total	$3,359	$(7,176)

Income (loss) before income taxes for fiscal 2019 and 2018 consisted of the following (in thousands):

	2019	2018
U.S	$(4,875)	$(11,634)
Foreign	9,382	8,039

	$4,507	$(3,595)

Effective tax rate	74.5%	199.6%

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Vacation, warranty and other accruals	$635	$515
Depreciation and amortization	89	656
Intangible amortization	804	902
Inventory valuation	1,288	1,401
Deferred income	—	256
Equity-based compensation	1,593	1,411
Net operating loss, research and other tax credit carryforwards	54,818	53,595
Other	43	545

	59,270	59,281
Valuation allowance for deferred tax assets	(52,099)	(50,804)

Total deferred tax assets	7,171	8,477

Deferred tax liabilities:
Purchased technology	(45)	(181)
Unbilled revenue	(874)	(383)

Total deferred tax liabilities	(919)	(564)

Net deferred tax assets	$6,252	$7,913

As reported on the balance sheet:
Non-current deferred tax assets	$6,252	$7,913

Intevac accounts for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.

Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax asset that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax asset, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 28, 2019.

In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2019 a valuation allowance decrease of $689,000 and for fiscal 2018 a valuation allowance increase of $930,000, respectively, were recorded for the U.S. federal deferred tax asset. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of December 28, 2019, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $70.5 million, $35.3 million and $70.5 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2028. The foreign net operating loss carryforwards do not expire. As of December 28, 2019, our federal and state tax credit carryforwards for income tax purposes were approximately $18.0 million and $16.1 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2020 and the state tax credits carry forward indefinitely.

The U.S. federal corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Intevac has recorded income tax receivables of $156,000 for unused AMT credit carryforwards. On the consolidated balance sheets, the short-term portion of the income tax receivable is included in trade and other accounts receivable, net, while the long-term portion is included in deferred income taxes and other long-term assets.

We account for Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries in the year the tax is incurred.

The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2019 and 2018 was as follows (in thousands):

	2019	2018
Income tax (benefit) at the federal statutory rate	$947	$(756)
State income taxes, net of federal benefit	4	5
Change in valuation allowance:
U.S	(689)	930
Foreign	—	(9,286)
Effect of foreign operations taxed at various rates	(397)	(254)
Research tax credits	(1,710)	(1,883)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	3,685	4,142
Unrecognized tax benefits	1,519	(74)

Total	$3,359	$(7,176)

Intevac has not provided for foreign withholding taxes on approximately $1.5 million of undistributed earnings from non-U.S. operations as of December 28, 2019 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.

The total amount of gross unrecognized tax benefits was $7.7 million as of December 28, 2019, of which $8,000 would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2019 and 2018:

	2019	2018
Beginning balance	$6,164	$5,678
Additions based on tax positions related to the current year	1,519	784
Settlements	—	(233)
Lapse of statute of limitations	—	(65)

Ending balance	$7,683	$6,164

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated statements of income. During fiscal 2019 and 2018, Intevac recognized a net tax expense (benefit) for interest of $0 and $2,000, respectively. As of December 28, 2019 Intevac had $2,000 of accrued interest related to unrecognized tax benefits, which was classified as a long-term liability in the consolidated balance sheets. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.

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

The Inland Revenue Authority of Singapore (“IRAS”) conducted a review of the fiscal 2009 through 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS challenged the Company’s tax position with respect to certain deductions. The Company paid all contested taxes and the related interest to have the right to defend its position under Singapore tax law. During 2019, the Company received an unfavorable decision on its appeal to the Singapore Income Tax Board of Review. Although management has decided to pursue an appeal to the Singapore High Court, management determined that the Company could no longer support a more likely than not position. Accordingly, the Company recorded a charge of $732,000 in provision for income taxes and fully reserved the contested tax deposits reported on its balance sheet. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

12. Employee Benefit Plans

Employee Savings and Retirement Plan

In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $334,000 for fiscal 2019 and $345,000 for fiscal 2018. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.

Employee Bonus Plans

Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $2.8 million, and $1.4 million, respectively, for fiscal 2019 and 2018.

13. Commitments and Contingencies

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

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects our lease assets and our lease liabilities at December 28, 2019 and December 30, 2018.

	December 28, 2019	December 30, 2018
	(In thousands)
Assets:
Operating lease right-of-use assets	$10,279	$11,635
Liabilities:
Current operating lease liabilities	$2,524	$2,581
Noncurrent operating lease liabilities	9,532	11,120

	$12,056	$13,701

Lease Costs:

The components of lease costs were as follows (in thousands):

	2019	2018
	(In thousands)
Operating lease cost	$3,112	$3,024
Short-term lease cost	78	82

Total lease cost	$3,190	$3,106

As of December 28, 2019 the maturity of operating lease liabilities was as follows:

(In thousands)
2020	$3,219
2021	3,343
2022	3,428
2023	3,249
2024	529

Total lease payments	13,768
Less: Interest	(1,712)

Present value of lease liabilities	$12,056

Lease Term and Discount Rate:

December 28, 2019
Weighted-average remaining lease term (in years)	4.08
Weighted-average discount rate	6.37%

Other information:

Supplemental cash flow information related to leases was as follows (in thousands):

2019
Operating cash outflows from operating leases	$3,484

Right-of-use assets obtained in exchange for new operating lease liabilities	$934

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Letters of Credit

As of December 28, 2019, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.

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

The following table displays the activity in the warranty provision account for fiscal 2019 and 2018:

	2019	2018
	(in thousands)
Beginning balance	$997	$994
Expenditures incurred under warranties	(625)	(561)
Accruals for product warranties	955	641
Adjustments to previously existing warranty accruals	(305)	(77)

Ending balance	$1,022	$997

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

14. Segment and Geographic Information

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of December 28, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for fiscal 2019 and 2018 is as follows:

	2019	2018
	(in thousands)
Net Revenues
TFE	$73,678	$69,348
Photonics	35,207	25,766

Total segment net revenues	$108,885	$95,114

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2019	2018
	(in thousands)
Operating Profit (Loss)
TFE	$1,747	$(1,335)
Photonics	6,434	440

Total segment operating profit (loss)	8,181	(895)

Unallocated costs	(4,256)	(3,322)

Operating income (loss)	3,925	(4,217)

Interest income	574	516
Other income (expense), net	8	106

Income (loss) before income taxes	$4,507	$(3,595)

	2019	2018
	(in thousands)
Depreciation and Amortization
TFE	$1,909	$2,387
Photonics	1,310	1,870

Total segment depreciation and amortization	3,219	4,257

Unallocated costs	372	357

Total consolidated depreciation and amortization	$3,591	$4,614

	2019	2018
	(in thousands)
Capital Additions
TFE	$2,611	$1,640
Photonics	832	1,295

Total segment capital additions	3,443	2,935

Unallocated	664	309

Total consolidated capital additions	$4,107	$3,244

	2019	2018
	(in thousands)
Segment Assets
TFE	$51,153	$53,867
Photonics	22,071	16,721

Total segment assets	73,224	70,588

Cash and investments	42,024	39,163
Restricted cash	787	1,169
Deferred income taxes	6,252	7,913
Other current assets	752	1,341
Common property, plant and equipment	1,307	1,017
Common operating lease right-of-use assets	1,898	—
Other assets	78	879

Consolidated total assets	$126,322	$122,070

INTEVAC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net property, plant and equipment by geographic region at December 28, 2019 and December 29, 2018 was as follows:

	December 28, 2019	December 29, 2018
	(in thousands)
United States	$11,420	$11,113
Asia	178	85

Net property, plant & equipment	$11,598	$11,198

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

As of December 28, 2019, activities related to the 2018 Plan were complete.

The changes in restructuring reserves for severance and other employee-related costs associated with the cost reduction plan for fiscal 2018, are as follows.

2018
(in thousands)
Balance at the beginning of the year	$—
Provision for restructuring charges	95
Cash payments made	(95)

Balance at the end of the year	$—

16. Related Party Transaction

A Board member of the Company also serves as the Chief Executive Officer of a supplier. The Company made inventory purchases in the amount of $193,000 and $211,000, respectively, for fiscal 2019 and fiscal 2018, respectively, from this supplier.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 28, 2019. BPM LLP, the independent registered public accounting firm that has audited the financial statements included in this report, has issued an attestation report on Intevac’s internal control over financial reporting, which is included in their report on the following page.

Changes in Internal Control over Financial Reporting

Beginning December 30, 2018, we implemented ASC 842, Leases. We implemented changes to our processes related to lease recognition and the control activities within them. These included the development of new policies, ongoing lease review requirements, and gathering of information provided for disclosures.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intevac, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 28, 2019 and December 29, 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 12, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2019” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1	Description of the Registrant’s Common Stock

10.1+ (4)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (5)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended

10.3+ (6)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (7)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (7)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (7)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7+ (8)	Form of Performance Based Stock Option Agreement for 2012 Equity Incentive Plan

10.8+ (8)	Form of Outside Director Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.9 (9)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.10+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.11 (10)	Director and Officer Indemnification Agreement

10.12+ (9)	The Registrant’s Executive Incentive Plan

10.13+ (11)	Offer Letter with Wendell Blonigan

10.14+ (11)	Severance Agreement with Wendell Blonigan

10.15+ (12)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.16+ (13)	Offer Letter with James Moniz

10.17+ (13)	Change in Control Agreement with James Moniz dated October 29, 2014

10.18+ (14)	Severance Agreement and Release of Claims with Andres Brugal dated February 15, 2018

10.19+ (14)	Change in Control Agreement with Timothy Justyn dated March 2, 2018

10.20+ (15)	Form of Change in Control Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 70)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 10, 2019.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2019
(9)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(11)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2018
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 15, 2016
(P)	Paper exhibit.
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2020.

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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN (Wendell T. Blonigan)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2020

/s/ JAMES MONIZ (James Moniz)	Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 12, 2020

/s/ DAVID S. DURY	Chairman of Board	February 12, 2020
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 12, 2020
(Kevin D. Barber)

/s/ DOROTHY D. HAYES	Director	February 12, 2020
(Dorothy D. Hayes)

/s/ STEPHEN A. JAMISON	Director	February 12, 2020
(Stephen A. Jamison)

/s/ MICHELE F. KLEIN	Director	February 12, 2020
(Michele F. Klein)

/s/ MARK P. POPOVICH	Director	February 12, 2020
(Mark P. Popovich)

/s/ THOMAS M. ROHRS	Director	February 12, 2020
(Thomas M. Rohrs)