Form 10-Q
period 2020-03-28
INTEVAC INC
filed 2020-04-28
CIK 1001902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

On April 28, 2020, 23,489,111 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEVAC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2020	December 28, 2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$21,450	$19,767
Short-term investments	16,441	16,720
Trade and other accounts receivable, net of allowances of $0 at both March 28, 2020 and at December 28, 2019	23,021	28,619
Inventories	27,208	24,907
Prepaid expenses and other current assets	1,897	1,504

Total current assets	90,017	91,517
Long-term investments	4,549	5,537
Restricted cash	787	787
Property, plant and equipment, net	12,038	11,598
Operating lease right-of-use-assets	9,730	10,279
Intangible assets, net of accumulated amortization of $8,267 at March 28, 2020 and $8,113 at December 28, 2019	120	274
Deferred income taxes and other long-term assets	6,138	6,330

Total assets	$123,379	$126,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,614	$2,524
Accounts payable	4,747	4,199
Accrued payroll and related liabilities	4,030	6,488
Other accrued liabilities	2,651	3,593
Customer advances	4,696	4,007

Total current liabilities	18,738	20,811
Noncurrent liabilities:
Noncurrent operating lease liabilities	8,819	9,532
Other long-term liabilities	153	186

Total noncurrent liabilities	8,972	9,718
Stockholders’ equity:
Common stock, $0.001 par value	23	23
Additional paid-in capital	189,876	188,290
Treasury stock, 5,087 shares at March 28, 2020 and 4,989 shares at December 28, 2019	(29,551)	(29,158)
Accumulated other comprehensive income	331	424
Accumulated deficit	(65,010)	(63,786)

Total stockholders’ equity	95,669	95,793

Total liabilities and stockholders’ equity	$123,379	$126,322

Note: Amounts as of December 28, 2019 are derived from the December 28, 2019 audited consolidated financial statements.

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$13,836	$21,637
Technology development	5,004	3,190

Total net revenues	18,840	24,827
Cost of net revenues:
Systems and components	7,767	15,100
Technology development	2,917	2,488

Total cost of net revenues	10,684	17,588

Gross profit	8,156	7,239
Operating expenses:
Research and development	3,284	3,986
Selling, general and administrative	5,972	5,252

Total operating expenses	9,256	9,238

Loss from operations	(1,100)	(1,999)
Interest income and other income (expense), net	142	160

Loss before provision for income taxes	(958)	(1,839)
Provision for income taxes	266	553

Net loss	$(1,224)	$(2,392)

Net loss per share:
Basic and Diluted	$(0.05)	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	23,483	22,855

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands)
Net loss	$(1,224)	$(2,392)

Other comprehensive income, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	2	45
Foreign currency translation gains (losses)	(95)	61

Other comprehensive income (loss), before tax	(93)	106

Income tax provision related to items in other comprehensive income	—	—

Other comprehensive income (loss), net of tax	(93)	106

Comprehensive loss	$(1,317)	$(2,286)

See accompanying notes.

INTEVAC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(1,224)	$(2,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	858	1,036
Net amortization (accretion) of investment premiums and discounts	(19)	(16)
Equity-based compensation	672	756
Straight-line rent adjustment and amortization of lease incentives	(74)	(85)
Deferred income taxes	114	332
Change in the fair value of acquisition-related contingent consideration	—	7
Loss on disposal of equipment	—	45
Changes in operating assets and liabilities	786	1,286

Total adjustments	2,337	3,361

Net cash provided by operating activities	1,113	969
Investing activities
Purchases of investments	(4,242)	(5,045)
Proceeds from sales and maturities of investments	5,530	8,396
Purchases of leasehold improvements and equipment	(1,145)	(371)

Net cash provided by investing activities	143	2,980
Financing activities
Proceeds from issuance of common stock	950	1,021
Common stock repurchases	(393)	—
Taxes paid related to net share settlement	(36)	(28)
Payment of acquisition-related contingent consideration	—	(98)

Net cash provided by financing activities	521	895

Effect of exchange rate changes on cash and cash equivalents	(94)	63

Net increase in cash, cash equivalents and restricted cash in cash, cash equivalents and restricted cash	1,683	4,907
Cash, cash equivalents and restricted cash at beginning of period	20,554	19,884

Cash, cash equivalents and restricted cash at end of period	$22,237	$24,791

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

In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 28, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. On April 27, 2020, the Singapore government directed us to suspend all on-site activities at our factory in Singapore until further notice. For further discussion, please see below under “Note 16. Subsequent Events.”

2.	Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 28, 2020 and March 30, 2019 along with the reportable segment for each category.

Major Products and Service Lines

TFE	Three Months Ended March 28, 2020				Three Months Ended March 30, 2019
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$6,361	$—	$208	$6,569	$11,050	$—	$6,373	$17,423
Field service	1,393	—	—	1,393	1,522	—	—	1,522

Total TFE net revenues	$7,754	$—	$208	$7,962	$12,572	$—	$6,373	$18,945

	Three Months Ended
Photonics	March 28, 2020	March 30, 2019
	(In thousands)
Products:
Military products	$5,365	$1,813
Commercial products	79	318
Repair and other services	430	561

Total Photonics product net revenues	5,874	2,692
Technology development:
Firm Fixed Price (“FFP”)	4,430	1,692
Cost Plus Fixed Fee (“CPFF”)	574	1,496
Time and materials	—	2

Total technology development net revenues	5,004	3,190

Total Photonics net revenues	$10,878	$5,882

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Primary Geographical Markets

	Three Months Ended
	March 28, 2020			March 30, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$519	$10,856	$11,375	$161	$5,716	$5,877
Asia	7,443	—	7,443	18,784	—	18,784
Europe	—	22	22	—	166	166

Total net revenues	$7,962	$10,878	$18,840	$18,945	$5,882	$24,827

Timing of Revenue Recognition

	Three Months Ended
	March 28, 2020			March 30, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$7,962	$430	$8,392	$18,945	$561	$19,506
Products and services transferred over time	—	10,448	10,448	—	5,321	5,321

	$7,962	$10,878	$18,840	$18,945	$5,882	$24,827

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended March 28 2020.

	March 28, 2020	December 28, 2019	Three Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$—	$760	$(760)

Contract liabilities:
Deferred revenue	$486	$320	$166
Customer advances	4,696	4,007	689

	$5,182	$4,327	$855

Photonics:
Contract assets:
Accounts receivable, unbilled	$6,187	$3,210	$2,977
Retainage	103	99	4

	$6,290	$3,309	$2,981

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less, the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended March 28, 2020, contract assets in our TFE segment decreased by $760,000 primarily due to the recognition of revenue for the installation portion of revenue for two systems that completed installation and acceptance during the quarter.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended March 28, 2020, we recognized revenue in our TFE segment of $155,000 and $21,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the three months ended March 28, 2020, contract assets in our Photonics segment increased by $3.0 million primarily due to the accrual of revenue for incurred costs under FFP and CPFF contracts.

On March 28, 2020 we had $87.2 million of remaining performance obligations, which we also refer to as total backlog. Backlog at March 28, 2020 consisted of $22.4 million of TFE backlog and $64.8 million of Photonics backlog. We expect to recognize approximately 59% of our remaining performance obligations as revenue in 2020, 21% in 2021, 13% in 2022 and 7% in 2023.

3.	Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 28, 2020	December 28, 2019
	(In thousands)
Raw materials	$13,502	$15,286
Work-in-progress	7,272	4,748
Finished goods	6,434	4,873

	$27,208	$24,907

Finished goods inventory at March 28, 2020 and at December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory.

4.	Equity-Based Compensation

At March 28, 2020, Intevac had equity-based awards outstanding under the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance shares.

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

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Expense

The effect of recording equity-based compensation for the three-month periods ended March 28, 2020 and March 30, 2019 was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Equity-based compensation by type of award:
Stock options	$215	$206
RSUs	366	291
Employee stock purchase plan	91	259

Total equity-based compensation	$672	$756

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

Option activity as of March 28, 2020 and changes during the three months ended March 28, 2020 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 28, 2019	2,096,610	$6.63
Options granted	6,000	$4.88
Options cancelled and forfeited	(2,998)	$6.70
Options exercised	(41,214)	$4.74

Options outstanding at March 28, 2020	2,058,398	$6.66

Options exercisable at March 28, 2020	1,304,343	$6.77

Intevac issued 189,833 shares of common stock under the ESPP during the three months ended March 28, 2020.

Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock Options:
Weighted-average fair value of grants per share	$1.82	$2.28
Expected volatility	46.06%	43.40%
Risk-free interest rate	0.44%	2.21%
Expected term of options (in years)	4.39	4.32
Dividend yield	None	None
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.66	$1.89
Expected volatility	36.69%	50.00%
Risk-free interest rate	1.56%	2.53%
Expected term of purchase rights (in years)	0.5	1.0
Dividend yield	None	None

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

RSUs

A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 28, 2019	553,355	$6.15
Granted	15,625	$5.09
Vested	(15,611)	$6.33
Cancelled and forfeited	(248)	$6.94

Non-vested RSUs at March 28, 2020	553,121	$6.11

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

5.	Purchased Intangible Assets

Details of finite-lived intangible assets by segment as of March 28, 2020, are as follows:

	March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(7,077)	$95
Photonics	1,215	(1,190)	25

	$8,387	$(8,267)	$120

Total amortization expense of finite-lived intangibles for the three months ended March 28, 2020 was $154,000.

As of March 28, 2020, future amortization expense is expected to be as follows:

(In thousands)
2020	$120

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.	Acquisition-Related Contingent Consideration

In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenues from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. There is no remaining contingent consideration obligation associated with the earnout agreement at March 28, 2020. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three-month period ended March 30, 2019.

Three Months Ended
March 30, 2019
(In thousands)
Opening balance	$223
Changes in fair value	7
Cash payments made	(98)

Closing balance	$132

7.	Warranty

Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its HDD manufacturing, DCP manufacturing and solar cell manufacturing systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

The following table displays the activity in the warranty provision account for the three-month periods ended March 28, 2020 and March 30, 2019.

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Opening balance	$1,022	$997
Expenditures incurred under warranties	(120)	(167)
Accruals for product warranties issued during the reporting period	25	324
Adjustments to previously existing warranty accruals	(202)	143

Closing balance	$725	$1,297

The following table displays the balance sheet classification of the warranty provision account at March 28, 2020 and at December 28, 2019.

	March 28,	December 28,
	2020	2019
	(In thousands)
Other accrued liabilities	$582	$846
Other long-term liabilities	143	176

Total warranty provision	$725	$1,022

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Guarantees

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

Letters of Credit

As of March 28, 2020, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.

9.	Cash, Cash Equivalents and Investments

Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 28, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$17,782	$—	$—	$17,782
Money market funds	3,168	—	—	3,168
Certificates of deposit	500	—	—	500

Total cash and cash equivalents	$21,450	$—	$—	$21,450
Short-term investments:
Certificates of deposit	$3,800	$5	$9	$3,796
Commercial paper	1,894	1	1	1,894
Corporate bonds and medium-term notes	7,309	5	8	7,306
U.S. treasury and agency securities	3,433	12	—	3,445

Total short-term investments	$16,436	$23	$18	$16,441
Long-term investments:
Certificates of deposit	$999	$2	$14	$987
Corporate bonds and medium-term notes	1,015	3	—	1,018
U.S. treasury and agency securities	2,495	49	—	2,544

Total long-term investments	$4,509	$54	$14	$4,549

Total cash, cash equivalents, and investments	$42,395	$77	$32	$42,440

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$16,512	$—	$—	$16,512
Money market funds	3,255	—	—	3,255

Total cash and cash equivalents	$19,767	$—	$—	$19,767
Short-term investments:
Certificates of deposit	$3,000	$1	$—	$3,001
Commercial paper	1,891	2	—	1,893
Corporate bonds and medium-term notes	6,383	25	—	6,408
U.S. treasury and agency securities	5,417	1	—	5,418

Total short-term investments	$16,691	$29	$—	$16,720
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,530	12	—	2,542
U.S. treasury and agency securities	2,494	1	—	2,495

Total long-term investments	$5,523	$14	$—	$5,537

Total cash, cash equivalents, and investments	$41,981	$43	$—	$42,024

The contractual maturities of available-for-sale securities at March 28, 2020 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,104	$20,109
Due after one through five years	4,509	4,549

	$24,613	$24,658

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 28, 2020.

	March 28, 2020
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$2,176	$23	$—	$—
Commercial paper	896	1	—	—
Corporate bonds and medium-term notes	3,915	8	—	—

	$6,987	$32	$—	$—

All prices for the fixed maturity securities including U.S. treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, asset backed securities and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received if a security were sold in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale securities measured at fair value on a recurring basis as of March 28, 2020.

	Fair Value Measurements at March 28, 2020
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,168	$3,168	$—
U.S. treasury and agency securities	5,989	5,989	—
Certificates of deposit	5,283	—	5,283
Commercial paper	1,894	—	1,894
Corporate bonds and medium-term notes	8,324	—	8,324

Total recurring fair value measurements	$24,658	$9,157	$15,501

10.	Derivative Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of March 28, 2020 and December 28, 2019.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	March 28, 2020	December 28, 2019	March 28, 2020		December 28, 2019
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
			(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$911	1,035	*	$—	*	$4

Total Hedges	$911	1,035		$—		$4

*	Other accrued liabilities

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Equity

Condensed Consolidated Statements of Changes in Equity

The changes in stockholders’ equity by component for the three months ended March 28, 2020 and March 30, 2019, are as follows (in thousands):

	Three Months Ended March 28, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 28, 2019	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	914	—	—	—	914
Equity-based compensation expense	672	—	—	—	672
Net loss	—	—	—	(1,224)	(1,224)
Other comprehensive loss	—	—	(93)	—	(93)
Common stock repurchases	—	(393)	—	—	(393)

Balance at March 28, 2020	$189,899	$(29,551)	$331	$(65,010)	$95,669

	Three Months Ended March 30, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	993	—	—	—	993
Equity-based compensation expense	756	—	—	—	756
Net loss	—	—	—	(2,392)	(2,392)
Other comprehensive income	—	—	106	—	106

Balance at March 30, 2019	$184,976	$(29,047)	$484	$(67,326)	$89,087

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 30, 2019 and March 31, 2019, are as follows:

	Three Months Ended
	March 28, 2020			March 30, 2019
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(In thousands)
Beginning balance	$381	$43	$424	$405	$(27)	$378
Other comprehensive income (loss) before reclassification	(95)	2	(93)	61	45	106
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(95)	2	(93)	61	45	106

Ending balance	$286	$45	$331	$466	$18	$484

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Repurchase Program

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At March 28, 2020, $10.4 million remains available for future stock repurchases under the repurchase program.

The following table summarizes Intevac’s stock repurchases:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands, except per share amounts)
Shares of common stock repurchased	98	—
Cost of stock repurchased	$393	$—
Average price paid per share share	$3.97	$—

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

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Net loss	$(1,224)	$(2,392)

Weighted-average shares – basic	23,483	22,855
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	23,483	22,855

Net loss per share – basic and diluted	$(0.05)	$(0.10)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

13.	Segment Reporting

Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of March 28, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.

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

Information for each reportable segment for the three months ended March 28, 2020 and March 30, 2019 is as follows:

Net Revenues

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
TFE	$7,962	$18,945
Photonics	10,878	5,882

Total segment net revenues	$18,840	$24,827

Operating Income (Loss)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
TFE	$(2,531)	$(603)
Photonics	2,912	(640)

Total segment operating income (loss)	381	(1,243)
Unallocated costs	(1,481)	(756)

Loss from operations	(1,100)	(1,999)
Interest income and other income (expense), net	142	160

Loss before provision for income taxes	$(958)	$(1,839)

INTEVAC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Total assets for each reportable segment as of March 28, 2020 and December 28, 2019 are as follows:

Assets

	March 28, 2020	December 28, 2019
	(In thousands)
TFE	$46,007	$51,153
Photonics	23,487	22,071

Total segment assets	69,494	73,244

Cash, cash equivalents and investments	42,440	42,024
Restricted cash	787	787
Deferred income taxes	6,138	6,252
Other current assets	1,195	752
Common property, plant and equipment	1,531	1,307
Common operating lease right-of-use assets	1,794	1,898
Other assets	—	78

Consolidated total assets	$123,379	$126,322

14.	Income Taxes

Intevac recorded income tax provisions of $266,000 for the three months ended March 28, 2020 and $553,000 for the three months ended March 30, 2019. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended March 28, 2020 Intevac recorded a $165,000 income tax provision on earnings of its international subsidiaries and recorded $101,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 30, 2019 Intevac recorded a $362,000 income tax provision on earnings of its international subsidiaries and recorded $191,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which we operate have taken similar economic stimulus measures. The Company is evaluating the impact, if any, the CARES Act and other non-U.S. economic stimulus measures will have on the Company’s financials and required disclosures.

15.	Commitments and Contingencies

From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

16.	Subsequent Events

On April 27, 2020, the Singapore government directed the Company to suspend all onsite activities at its factory in Singapore and remain closed until at least June 1, 2020. While this business disruption is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration of disruptions to the Company’s operations, cannot be reasonably estimated at this time. The closure of its factory in Singapore significantly curtails the Company’s ability to meet its production demand and shipments for its TFE HDD customers during this closure period. Although these restrictions are currently scheduled to expire on June 1, 2020, there can be no assurance they will not be extended. The Company is currently petitioning the Singapore government for an exemption from these restrictions as an essential business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2020 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 12, 2020, and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The following table presents certain significant measurements for the three months ended March 28, 2020 and March 30, 2019.

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$18,840	$24,827	$(5,987)
Gross profit	$8,156	$7,239	$917
Gross margin percent	43.3%	29.2%	14.1 points
Loss from operations	$(1,100)	$(1,999)	$899
Net loss	$(1,224)	$(2,392)	$1,168
Net loss per diluted share	$(0.05)	$(0.10)	$0.05

Net revenues decreased during the first quarter of fiscal 2020 compared to the same period in the prior year primarily due to lower TFE sales, offset in part by higher Photonics product sales and higher Photonics contract research and development (“R&D”) revenue. TFE did not recognize revenue on any systems sales in the first quarter of fiscal 2020 compared to one 200 Lean® HDD system and four ENERGi® solar ion implant systems in the first quarter of fiscal 2019. The Company reported a smaller net loss for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to higher gross margins and lower spending on R&D materials, offset in part by increased selling, general and administrative expense, resulting from higher variable compensation expenses.

Intevac expects that HDD equipment sales will be down from 2019 levels as a HDD manufacturer takes delivery of the two 200 Lean HDD systems in backlog. In 2020, Intevac expects lower sales of new TFE products as we expect to: (i) convert at least one of the two systems under evaluation at customer factories to revenue and (ii) obtain follow-on production orders for our VERTEX coating system for DCPs but expect a delay in a follow-on order for our solar ion implant ENERGi system. The second evaluation system at a customer factory is expected to convert to revenue in 2021. In 2020, we expect increased product revenue in Photonics as we continue to deliver product shipments of the Apache camera and the night-vision camera modules for the F35 Joint Strike Fighter (“JSF”) program. In 2020, we expect increased contract R&D revenue as development work continues on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program. For fiscal 2020, Intevac expects that Photonics profits will be higher than for fiscal 2019 as Photonics results will reflect higher revenue levels.

We are unable to accurately predict the possible future effect of the COVID-19 outbreak on the Company, which could be material to our 2020 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions and/or travel restrictions and border closures. Our factories in California remain open as both TFE and Photonics businesses are within the critical infrastructure sectors. On April 27, 2020, the Singapore government directed us to suspend all on-site activities at our factory in Singapore and remain closed until at least June 1, 2020. The closure of our factory in Singapore significantly curtails our ability to meet production demand and shipments for our TFE HDD customers during this closure period. Although these restrictions are currently scheduled to expire on June 1, 2020, there can be no assurance they will not be extended. While this business disruption is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration to our operations, cannot be reasonably estimated at this time. We have implemented work-from-home protocols and all employees that can work remotely will continue to do so until restrictions are lifted by the U.S. and Singapore governments.

Intevac’s trademarks include the following: “200 Lean®,” “DiamondCladTM,” “DIAMOND DOGTM,” “EBAPS®,” “ENERGi®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®,” “VERTEX MarathonTM,” and “VERTEX SPECTRATM.”

Results of Operations

Net revenues

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands)
TFE	$7,962	$18,945	$(10,983)
Photonics
Products	5,874	2,692	3,182
Contract R&D	5,004	3,190	1,814

	10,878	5,882	4,996

Total net revenues	$18,840	$24,827	$(5,987)

TFE did not recognize revenue on any systems sales in the first quarter of fiscal 2020. TFE revenue for the three months ended March 28, 2020 included revenue recognized for disk equipment technology upgrades and spare parts. TFE revenue for the three months ended March 30, 2019 included revenue recognized for one 200 Lean HDD system, four ENERGi solar ion implant systems, disk equipment technology upgrades and spare parts.

Photonics revenue for the three months ended March 28, 2020 increased compared to the same period in the prior year resulting from higher product sales due to the resumption of shipments of the Apache camera and increased shipments of the F35 JSF night-vision camera modules and higher contract R&D work primarily related to the IVAS contract.

Backlog

	March 28, 2020	December 28, 2019	March 30, 2019
	(In thousands)
TFE	$22,386	$21,391	$59,346
Photonics	64,787	71,015	43,294

Total backlog	$87,173	$92,406	$102,640

TFE backlog at both March 28, 2020 and at December 28, 2019 included two 200 Lean HDD systems. TFE backlog at March 30, 2019 included five 200 Lean HDD systems and five ENERGi solar ion implant systems.

Revenue by geographic region

	Three Months Ended
	March 28, 2020			March 30, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$519	$10,856	$11,375	$161	$5,716	$5,877
Asia	7,443	—	7,443	18,784	—	18,784
Europe	—	22	22	—	166	166

Total net revenues	$7,962	$10,878	$18,840	$18,945	$5,882	$24,827

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2020 versus 2019, reflected higher Photonics product shipments and higher Photonics contract R&D work. Sales to the Asia region in 2020 did not include any systems versus one 200 Lean system and four ENERGi solar ion implant systems in 2019. Sales to the Europe region in 2020 and 2019 were not significant.

Gross profit

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$3,500	$5,977	$(2,477)
% of TFE net revenues	44.0%	31.5%
Photonics gross profit	$4,656	$1,262	$3,394
% of Photonics net revenues	42.8%	21.5%
Total gross profit	$8,156	$7,239	$917
% of net revenues	43.3%	29.2%

Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

TFE gross margin was 44.0% in the three months ended March 28, 2020 compared to 31.5% in the three months ended March 30, 2019. The increase in margins was due to favorable product mix. Lower TFE margins in the three months ended March 30, 2019 resulted from four lower margin ENERGi solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 42.8% in the three months ended March 28, 2020 compared to 21.5% in the three months ended March 30, 2019. Higher Photonics gross margins for the three months ended March 28, 2020 reflected higher revenue levels and improved margins on both products and contract R&D work.

Research and development expense

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands)
Research and development expense	$3,284	$3,986	$(702)

Research and development spending in TFE during the three months ended March 28, 2020 decreased compared to the three months ended March 30, 2019 due to lower spending on HDD, semiconductor Fan-out and PV development, offset in part by increased spending on DCP development. Research and development spending decreased in Photonics during the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 primarily related to lower spending on the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $2.9 million and $2.5 million for the three-month periods ended March 28, 2020 and March 30, 2019, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.

Selling, general and administrative expense

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,972	$5,252	$720

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended March 28, 2020 increased compared to the three months ended March 30, 2019 as a result of higher variable compensation expenses and incremental costs to launch our Diamond Dog e-commerce website.

Interest income and other income (expense), net

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$142	$160	$(18)

Interest income and other income (expense), net in the three months ended March 28, 2020 included $125,000 of interest income on investments and $25,000 of foreign currency gains, offset in part by various other expenses of $8,000. Interest income and other income (expense), net in the three months ended March 30, 2019 included $148,000 of interest income on investments, $20,000 of earnout income from a divestiture and miscellaneous other income of $23,000, offset in part by $32,000 of foreign currency losses. The decrease in interest income in the three months ended March 28, 2020 resulted from lower invested balances.

Income tax provision

	Three Months Ended
	March 28, 2020	March 30, 2019	Change over prior period
	(In thousands)
Income tax provision	$266	$553	$(287)

Intevac recorded income tax provisions of $266,000 for the three months ended March 28, 2020 and $553,000 for the three months ended March 30, 2019. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended March 28, 2020 Intevac recorded a $165,000 income tax provision on earnings of our international subsidiaries and recorded $101,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 30, 2019 Intevac recorded a $362,000 income tax provision on earnings of our international subsidiaries and recorded $191,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of the GILTI. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

Liquidity and Capital Resources

At March 28, 2020, Intevac had $43.2 million in cash, cash equivalents, restricted cash and investments compared to $42.8 million at December 28, 2019. During the first three months of 2020, cash, cash equivalents, restricted cash and investments increased by $416,000 due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets, tax payments on net share settlements and stock repurchases.

Cash, cash equivalents, restricted cash and investments consist of the following:

	March 28, 2020	December 28, 2019
	(In thousands)
Cash and cash equivalents	$21,450	$19,767
Restricted cash	787	787
Short-term investments	16,441	16,720
Long-term investments	4,549	5,537

Total cash, cash equivalents, restricted cash and investments	$43,227	$42,811

Operating activities generated cash of $1.1 million during the first three months of 2020 compared to $969,000 during the first three months of 2019.

Accounts receivable totaled $23.0 million at March 28, 2020 compared to $28.6 million at December 28, 2019. At March 28, 2020 and December 28, 2019, customer advances for products that had not been shipped to customers and included in accounts receivable were $805,000 and $210,000, respectively. Net inventories totaled $27.2 million at March 28, 2020 compared to $24.9 million at December 28, 2019. Net inventories at both March 28, 2020 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Accounts payable increased to $4.7 million at March 28, 2020 from $4.2 million at December 28, 2019. Accrued payroll and related liabilities decreased to $4.0 million at March 28, 2020 compared to $6.5 million at December 28, 2019 due primarily to the settlement of 2019 bonuses. Other accrued liabilities decreased to $2.7 million at March 28, 2020 compared to $3.6 million at December 28, 2019. Customer advances increased from $4.0 million at December 28, 2019 to $4.7 million at March 28, 2020, primarily due to the recognition of new orders offset in part by the recognition of revenue.

Investing activities generated cash of $143,000 during the first three months of 2020. Proceeds from sales of investments net of purchases totaled $1.3 million. Capital expenditures for the three months ended March 28, 2020 were $1.1 million.

Financing activities generated cash of $521,000 in the first three months of 2020. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $950,000. Tax payments related to the net share settlement of restricted stock units were $36,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $393,000 for the three months ended March 28, 2020.

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

As of March 28, 2020, approximately $15.6 million of cash and cash equivalents and $3.4 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $5.0 million to $6.0 million in capital expenditures during the remainder of 2020.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of March 28, 2020. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K filed on February 12, 2020. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC on February 12, 2020. There have been no material changes to our critical accounting policies during the three months ended March 28, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer ( the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of March 28, 2020.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of disclosure controls

Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. Sales of systems and upgrades for magnetic disk production in 2019 were slightly down from the levels in 2018 as this customer took delivery of four systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2020 will be at levels lower from the levels in 2019.

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

The impact of the COVID-19 outbreak, or similar global health concerns, could negatively impact our operations, supply chain and customer base.

The COVID-19 outbreak has severely restricted the level of economic activity around the world, which may impact demand for our products. Our operations and supply chains for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, may adversely impact our sales and operating results. In addition, a significant outbreak, epidemic, or pandemic of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services. On April 27, 2020, the Singapore government directed the Company to suspend all on-site activities at its factory in Singapore and remain closed until at least June 1, 2020. We are unable to accurately predict the possible future effect on the Company, which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of COVID-19, could, among other things, require the Company to extend mandatory work-from-home protocols resulting in additional expenses and strain on the business as well as adversely impact its supply chain.

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

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At March 28, 2020, $10.4 million remains available for future stock repurchases under the repurchase program.

The following table provides information as of March 28, 2020 with respect to the shares of common stock repurchased by Intevac during the first quarter of fiscal 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program
	(in thousands, except per share data)
December 29, 2019 to January 25, 2020	—	$—	$—	—	$10,838
January 26, 2020 to February 22, 2020	—	$—	$—	—	$10,838
February 23, 2020 to March 28, 2020	98	$3.97	$393	98	$10,445

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s Executive Incentive Plan +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory plan or arrangement required to be filed as an exhibit.
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

INTEVAC, INC.

Date: April 28, 2020	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2020	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)