Form 10-Q
period 2020-06-27
INTEVAC INC
filed 2020-07-28
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
of the Act).
☐
Yes
☒
    No
On July 28, 2020, 23,635,197 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.
2

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2020	December 28, 2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,944	$19,767
Short-term investments	14,435	16,720
Trade and other accounts receivable, net of allowances of $0 at both June 27, 2020 and at December 28, 2019	28,957	28,619
Inventories	22,210	24,907
Prepaid expenses and other current assets	1,853	1,504

Total current assets	91,399	91,517
Long-term investments	5,604	5,537
Restricted cash	787	787
Property, plant and equipment, net	11,897	11,598
Operating lease right-of-use-assets	9,302	10,279
Intangible assets, net of accumulated amortization of $8,373 at June 27, 2020 and $8,113 at December 28, 2019	14	274
Deferred income taxes and other long-term assets	5,826	6,330

Total assets	$124,829	$126,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,709	$2,524
Accounts payable	5,135	4,199
Accrued payroll and related liabilities	6,316	6,488
Other accrued liabilities	3,916	3,593
Customer advances	433	4,007

Total current liabilities	18,509	20,811
Noncurrent liabilities:
Noncurrent operating lease liabilities	8,228	9,532
Other long-term liabilities	437	186

Total noncurrent liabilities	8,665	9,718
Stockholders’ equity:
Common stock, $0.001 par value	24	23
Additional paid-in capital	190,266	188,290
Treasury stock, 5,087 shares at June 27, 2020 and 4,989 shares at December 28, 2019	(29,551)	(29,158)
Accumulated other comprehensive income	402	424
Accumulated deficit	(63,486)	(63,786)

Total stockholders’ equity	97,655	95,793

Total liabilities and stockholders’ equity	$124,829	$126,322

Note: Amounts as of December 28, 2019 are derived from the December 28, 2019 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.
3

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$22,725	$17,237	$36,561	$38,874
Technology development	6,117	5,077	11,121	8,267

Total net revenues	28,842	22,314	47,682	47,141
Cost of net revenues:
Systems and components	13,812	10,462	21,579	25,560
Technology development	3,610	3,495	6,526	5,984

Total cost of net revenues	17,422	13,957	28,105	31,544

Gross profit	11,420	8,357	19,577	15,597
Operating expenses:
Research and development	3,707	3,431	6,991	7,417
Selling, general and administrative	5,609	5,854	11,581	11,105

Total operating expenses	9,316	9,285	18,572	18,522

Income (loss) from operations	2,104	(928)	1,005	(2,925)
Interest income and other income (expense), net	62	163	204	322

Income (loss) before provision for income taxes	2,166	(765)	1,209	(2,603)
Provision for income taxes	642	417	909	971

Net income (loss)	$1,524	$(1,182)	$300	$(3,574)

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.01	$(0.16)
Diluted	$0.06	$(0.05)	$0.01	$(0.16)
Weighted average common shares outstanding:
Basic	23,561	22,991	23,522	22,923
Diluted	23,906	22,991	23,953	22,923
See accompanying notes to the condensed consolidated financial statements.
4

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands)
Net income (loss)	$1,524	$(1,182)	$300	$(3,574)

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	51	32	53	77
Foreign currency translation gains (losses)	20	(61)	(75)	—

Other comprehensive income (loss), before tax	71	(29)	(22)	77
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	71	(29)	(22)	77

Comprehensive income (loss)	$1,595	$(1,211)	$278	$(3,497)

See accompanying notes to the condensed consolidated financial statements.
5

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands)
Operating activities
Net income (loss)	$300	$(3,574)
Adjustments to reconcile the net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,797	1,920
Net amortization (accretion) of investment premiums and discounts	(26)	(34)
Equity-based compensation	1,328	1,509
Straight-line rent adjustment and amortization of lease incentives	(142)	(158)
Change in the fair value of acquisition-related contingent consideration	—	7
Deferred income taxes	426	517
Loss on disposal of fixed assets	—	45
Changes in operating assets and liabilities	(148)	776

Total adjustments	3,235	4,582

Net cash and cash equivalents provided by operating activities	3,535	1,008
Investing activities
Purchases of investments	(12,213)	(10,150)
Proceeds from sales and maturities of investments	14,510	14,961
Purchases of leasehold improvements and equipment	(1,837)	(1,398)

Net cash and cash equivalents provided by investing activities	460	3,413
Financing activities
Net proceeds from issuance of common stock	994	1,021
Common stock repurchases	(393)	(42)
Taxes paid related to net share settlement	(345)	(268)
Payment of acquisition-related contingent consideration	—	(230)

Net cash and cash equivalents provided by financing activities	256	481
Effect of exchange rate changes on cash and cash equivalents	(74)	—

Net increase in cash, cash equivalents and restricted cash	4,177	4,902
Cash, cash equivalents and restricted cash at beginning of period	20,554	19,884

Cash, cash equivalents and restricted cash at end of period	$24,731	$24,786

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$128	$—

See accompanying notes to the condensed consolidated financial statements.
6

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Description of Business, Basis of Presentation and Significant Accounting Policy
Description of Business
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
COVID-19
Update
In March 2020, the World Health Organization characterized the coronavirus
(“COVID-19”)
a pandemic, and the President of the United States declared the
COVID-19
outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from
COVID-19,
we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. Our factory in Singapore was given notice by the Singapore government to suspend all on-site
activities on April 27, 2020. We appealed this notice and were provided an exemption on May 14, 2020. We were temporarily required to limit the number of employees on site at our Singapore factory, but these restrictions were lifted on June 2, 2020.
Basis of Presentation
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 28, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. Intevac’s results of operations for the three and six months ended June 27, 2020 are not necessarily indicative of future operating results.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Significant Accounting Policy
Government Grants and Credits
The Company generally records grants from governmental agencies related to income as a reduction in operating expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). During the quarter ended June 27, 2020, the Company received $310,000 in JSS grants, of which $180,000 is reported as a reduction of cost of net revenues, $49,000 is reported as a reduction of research and development (“R&D”) expenses and $81,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations.
7

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 27, 2020 and June 29, 2019 along with the reportable segment for each category.
Major Products and Service Lines

TFE	Three Months Ended June 27, 2020				Three Months Ended June 29, 2019
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$15,226	$—	$61	$15,287	$12,423	$—	$18	$12,441
Field service	1,306	—	2	1,308	821	2	—	823

Total TFE net revenues	$16,532	$—	$63	$16,595	$13,244	$2	$18	$13,264

	Six Months Ended June 27, 2020				Six Months Ended June 29, 2019
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$21,587	$—	$269	$21,856	$23,473	$—	$6,391	$29,864
Field service	2,699	—	2	2,701	2,343	2	—	2,345

Total TFE net revenues	$24,286	$—	$271	$24,557	$25,816	$2	$6,391	$32,209

	Three Months Ended		Six Months Ended
Photonics	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Products:
Military products	$5,446	$2,981	$10,811	$4,794
Commercial products	39	182	118	500
Repair and other services	645	810	1,075	1,371

Total Photonics product net revenues	6,130	3,973	12,004	6,665
Technology development:
Firm Fixed Price (“FFP”)	5,462	3,085	9,892	4,777
Cost Plus Fixed Fee (“CPFF”)	655	1,992	1,229	3,488
Time and materials	—	—	—	2

Total technology development net revenues	6,117	5,077	11,121	8,267

Total Photonics net revenues	$12,247	$9,050	$23,125	$14,932

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$313	$12,125	$12,438	$356	$8,811	$9,167
Asia	16,282	—	16,282	12,908	—	12,908
Europe	—	122	122	—	239	239

Total net revenues	$16,595	$12,247	$28,842	$13,264	$9,050	$22,314

8

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended			Six Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$832	$22,981	$23,813	$517	$14,527	$15,044
Asia	23,725	—	23,725	31,692	—	31,692
Europe	—	144	144	—	405	405

Total net revenues	$24,557	$23,125	$47,682	$32,209	$14,932	$47,141

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$16,595	$645	$17,240	$13,264	$810	$14,074
Products and services transferred over time	—	11,602	11,602	—	8,240	8,240

	$16,595	$12,247	$28,842	$13,264	$9,050	$22,314

	Six Months Ended			Six Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$24,557	$1,075	$25,632	$32,209	$1,371	$33,580
Products and services transferred over time	—	22,050	22,050	—	13,561	13,561

	$24,557	$23,125	$47,682	$32,209	$14,932	$47,141

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended June 27, 2020:

	June 27, 2020	December 28, 2019	Six Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$560	$760	$(200)

Contract liabilities:
Deferred revenue	$464	$320	$144
Customer advances	433	4,007	(3,574)

	$897	$4,327	$(3,430)

Photonics:
Contract assets:
Accounts receivable, unbilled	$574	$3,210	$(2,636)
Retainage	121	99	22

	$695	$3,309	$(2,614)

Contract liabilities:
Deferred revenue	$1,259	$—	$1,259

9

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended June 27, 2020, contract assets in our TFE segment decreased by $200,000 primarily due to the subsequent invoicing of certain unbilled spare parts revenue at December 28, 2019.
Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended June 27, 2020, we recognized revenue in our TFE segment of $4.0 million and $55,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the six months ended June 27, 2020, contract assets in our Photonics segment decreased by $2.6 million primarily due to the billing of contractual milestones, offset in part by the accrual of revenue for incurred costs under FFP and CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized.
On June 27, 2020, we had $69.0 million of remaining performance obligations, which we also refer to as backlog. Backlog at June 27, 2020 consisted of $14.6 million of TFE backlog and $54.4 million of Photonics backlog. We expect to recognize approximately 49% of our remaining performance obligations as revenue in 2020, 26% in 2021, 17% in 2022 and 8% in 2023.
3.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 27, 2020	December 28, 2019

	(In thousands)
Raw materials	$11,280	$15,286
Work-in-progress	4,363	4,748
Finished goods	6,567	4,873

	$22,210	$24,907

Net inventories at June 27, 2020 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at June 27, 2020 also included one VERTEX SPECTRA system for DCP at Intevac’s factory pending delivery to a customer for evaluation.
10

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4.	Equity-Based Compensation
At June 27, 2020, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. Beginning August 1, 2020, under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year).
Compensation Expense
The effect of recording equity-based compensation for the three and six months ended June 27, 2020 and June 29, 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Equity-based compensation by type of award:
Stock options	$149	$191	$364	$398
RSUs	450	352	816	642
Employee stock purchase plan	57	210	148	469

Total equity-based compensation	$656	$753	$1,328	$1,509

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
Option activity as of June 27, 2020 and changes during the six months ended June 27, 2020 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 28, 2019	2,096,610	$6.63
Options granted	6,000	$4.88
Options cancelled and forfeited	(13,742)	$5.80
Options exercised	(51,097)	$4.69

Options outstanding at June 27, 2020	2,037,771	$6.68

Options exercisable at June 27, 2020	1,541,989	$6.78
Intevac issued 189,833 shares of common stock under the ESPP during the six months ended June 27, 2020.
1
1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock Options:
Weighted-average fair value of grants per share	—	$2.05	$1.82	$2.06
Expected volatility	—	43.19%	46.06%	43.20%
Risk-free interest rate	—	1.86%	0.44%	1.88%
Expected term of options (in years)	—	4.6	4.39	4.6
Dividend yield	None	None	None	None

	Six Months Ended
	June 27, 2020	June 29, 2019
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.66	$1.89
Expected volatility	36.69%	50.00%
Risk-free interest rate	1.56%	2.53%
Expected term of purchase rights (in years)	0.5	1.0
Dividend yield	None	None
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
Performance-based stock options (“PSOs”) vest upon the achievement of certain market conditions (our stock performance) during a set performance period (typically 4 years) subject to the grantee’s continued service with Intevac through the date the applicable market condition is achieved. The fair value is based on the values calculated using a Monte Carlo simulation model on the grant date. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. The compensation expense is recognized over the derived service period. We granted 37,500 of such stock options to the Chief Executive Officer in the three months ended June 29, 2019. These PSOs have a derived service period of 1.1 years.
Intevac estimated the weighted-average fair value of PSOs using the following weighted-average assumptions:

Three Months Ended
June 29, 2019
Weighted-average fair value of grants per share	$1.75
Expected volatility	43.43%
Risk-free interest rate	1.96%
Expected term (in years)	4.6
Dividend yield	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
RSUs
RSU activity as of June 27, 2020 and changes during the six months ended June 27, 2020 were as follows:

	Shares	Weighted - Average Grant Date Fair Value
Non-vested RSUs at December 28, 2019	553,355	$6.15
Granted	584,289	$4.72
Vested	(212,848)	$6.54
Cancelled and forfeited	(6,304)	$6.13

Non-vested RSUs at June 27, 2020	918,492	$5.15

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
In May 2020, we granted 109,465 performance-based restricted stock units (“PRSUs”) to members of our senior management. The PRSUs were issued collectively in four separate tranches with individual one-year
performance periods beginning in May 2020, 2021, 2022 and 2023, respectively. Vesting of the PRSUs is based on the performance of our common stock relative to the performance of a peer group. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU tables. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives. Any earned PRSU awards will vest 100% after the end of the applicable performance measurement period.
Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

Three Months Ended
June 27, 2020
Weighted-average fair value of grants per share	$3.16
Expected volatility	46.7%
Risk-free interest rate	0.25%
Dividend yield	None
5.	Purchased Intangible Assets
Details of finite-lived intangible assets by segment as of June 27, 2020, are as follows:

	June 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(7,172)	$—
Photonics	1,215	(1,201)	14

	$8,387	$(8,373)	$14

Total amortization expense of finite-lived intangibles for the three and six months ended June 27, 2020 was $106,000 and $260,000, respectively.
As of June 27, 2020, future amortization expense is expected to be as follows:

(In thousands)
2020	$14

1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6.	Acquisition-Related Contingent Consideration
In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenues from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. There is no remaining contingent consideration obligation associated with the earnout agreement at June 27, 2020. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 29, 2019:

	Three Months End	Six Months End
	June 29, 2019	June 29, 2019
	(In thousands)
Opening balance	$132	$223
Changes in fair value	—	7
Cash payments made	(132)	(230)

Closing balance	$—	$—

7.	Warranty
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
The following table displays the activity in the warranty provision account for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Opening balance	$725	$1,297	$1,022	$997
Expenditures incurred under warranties	(189)	(257)	(308)	(424)
Accruals for product warranties issued during the reporting period	135	78	159	402
Adjustments to previously existing warranty accruals	(9)	(170)	(211)	(27)

Closing balance	$662	$948	$662	$948

The following table displays the balance sheet classification of the warranty provision account at June 27, 2020 and at December 28, 2019.

	June 27,	December 28,
	2020	2019
	(In thousands)
Other accrued liabilities	$487	$846
Other long-term liabilities	175	176

Total warranty provision	$662	$1,022

1

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
Letters of Credit
As of June 27, 2020, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.
9.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 27, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,185	$—	$—	$19,185
Money market funds	4,759	—	—	4,759

Total cash and cash equivalents	$23,944	$—	$—	$23,944
Short-term investments:
Certificates of deposit	$5,200	$10	$1	$5,209
Commercial paper	1,897	2	—	1,899
Corporate bonds and medium-term notes	3,846	33	1	3,878
U.S. treasury and agency securities	3,448	1	—	3,449

Total short-term investments	$14,391	$46	$2	$14,435
Long-term investments:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate bonds and medium-term notes	2,056	9	—	2,065
U.S. treasury and agency securities	2,496	43	—	2,539

Total long-term investments	$5,552	$52	$—	$5,604

Total cash, cash equivalents, and investments	$43,887	$98	$2	$43,983

1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$16,512	$—	$—	$16,512
Money market funds	3,255	—	—	3,255

Total cash and cash equivalents	$19,767	$—	$—	$19,767
Short-term investments:
Certificates of deposit	$3,000	$1	$—	$3,001
Commercial paper	1,891	2	—	1,893
Corporate bonds and medium-term notes	6,383	25	—	6,408
U.S. treasury and agency securities	5,417	1	—	5,418

Total short-term investments	$16,691	$29	$—	$16,720
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,530	12	—	2,542
U.S. treasury and agency securities	2,494	1	—	2,495

Total long-term investments	$5,523	$14	$—	$5,537

Total cash, cash equivalents, and investments	$41,981	$43	$—	$42,024

The contractual maturities of
available-for-sale
securities at June 27, 2020 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$19,150	$19,194
Due after one through five years	5,552	5,604

	$24,702	$24,798

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 27, 2020.

	June 27, 2020
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$2,199	$1	$—	$—
Corporate bonds and medium-term notes	1,027	1	—	—

	$3,226	$2	$—	$—

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
1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of June 27, 2020.

	Fair Value Measurements at June 27, 2020
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$4,759	$4,759	$—
U.S. treasury and agency securities	5,988	5,988	—
Certificates of deposit	6,209	—	6,209
Commercial paper	1,899	—	1,899
Corporate bonds and medium-term notes	5,943	—	5,943

Total recurring fair value measurements	$24,798	$10,747	$14,051

10.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of June 27, 2020 and December 28, 2019.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	June 27, 2020	December 28, 2019	June 27, 2020		December 28, 2019
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$574	$1,035	*	$2	*	$4

Total Hedges	$574	$1,035		$2		$4

*	Other accrued liabilities

11.	Equity
Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At June 27, 2020, $10.4 million remains available for future stock repurchases under the repurchase program.
1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	9	98	9
Cost of stock repurchased	$—	$42	$393	$42
Average price paid per share	$—	$4.69	$3.97	$4.69
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
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and six months ended June 27, 2020 and June 29, 2019, are as follows (in thousands):

	Three months ended June 27, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at March 28, 2020	$189,899	$(29,551)	$331	$(65,010)	$95,669
Common stock issued under employee plans	44	—	—	—	44
Shares withheld for net share settlement of RSUs	(309)	—	—	—	(309)
Equity-based compensation expense	656	—	—	—	656
Net income	—	—	—	1,524	1,524
Other comprehensive income	—	—	71	—	71

Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655

	Six months ended June 27, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 28, 2019	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	994	—	—	—	994
Shares withheld for net share settlement of RSUs	(345)	—	—	—	(345)
Equity-based compensation expense	1,328	—	—	—	1,328
Net income	—	—	—	300	300
Other comprehensive loss	—	—	(22)	—	(22)
Common stock repurchases	—	(393)	—	—	(393)

Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655

1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three months ended June 29, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at March 30, 2019	$184,976	$(29,047)	$484	$(67,326)	$89,087
Shares withheld for net share settlement of RSUs	(240)	—	—	—	(240)
Equity-based compensation expense	753	—	—	—	753
Net loss	—	—	—	(1,182)	(1,182)
Other comprehensive loss	—	—	(29)	—	(29)
Common stock repurchases	—	(42)	—	—	(42)

Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347

	Six months ended June 29, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	1,021	—	—	—	1,021
Shares withheld for net share settlement of RSUs	(268)	—	—	—	(268)
Equity-based compensation expense	1,509	—	—	—	1,509
Net loss	—	—	—	(3,574)	(3,574)
Other comprehensive income	—	—	77	—	77
Common stock repurchases	—	(42)	—	—	(42)

Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three and six months ended June 27, 2020 and June 29, 2019, are as follows.

	Three Months Ended			Six Months Ended
	June 27, 2020
	Foreign currency	Unrealized holding gain s on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total
	(In thousands)
Beginning balance	$286	$45	$331	$381	$43	$424
Other comprehensive income (loss) before reclassification	20	51	71	(75)	53	(22)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	20	51	71	(75)	53	(22)

Ending balance	$306	$96	$402	$306	$96	$402

1

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 29, 2019
	Foreign currency	Unrealized holding gains on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$466	$18	$484	$405	$(27)	$378
Other comprehensive income (loss) before reclassification	(61)	32	(29)	—	77	77
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(61)	32	(29)	—	77	77

Ending balance	$405	$50	$455	$405	$50	$455

12.	Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except per share amounts)
Net income (loss)	$1,524	$(1,182)	$300	$(3,574)

Weighted-average shares – basic	23,561	22,991	23,522	22,923
Effect of dilutive potential common shares	345	—	431	—

Weighted-average shares – diluted	23,906	22,991	23,953	22,923

Net income (loss) per share – basic	$0.06	$(0.05)	$0.01	$(0.16)

Net income (loss) per share –diluted	$0.06	$(0.05)	$0.01	$(0.16)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Stock options to purchase common stock	1,596	2,211	1,596	2,211
RSUs	19	583	19	583
Employee stock purchase plan	2	64	2	64
13.	Segment Reporting
Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of June 27, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Intevac derives the segment results from its internal management reporting system. The accounting policies Intevac uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including orders, net revenues and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. Intevac manages certain operating expenses separately at the corporate level. Intevac allocates certain of these corporate expenses to the segments in an amount equal to 3% of net revenues. Segment operating income excludes interest income/expense and other financial charges and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, gains and losses on divestitures and sales of intellectual property, or unallocated costs in measuring the performance of the reportable segments.
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
Information for each reportable segment for the three and six months ended June 27, 2020 and June 29, 2019 is as follows:
Net Revenues

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
TFE	$16,595	$13,264	$24,557	$32,209
Photonics	12,247	9,050	23,125	14,932

Total segment net revenues	$28,842	$22,314	$47,682	$47,141

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
TFE	$(174)	$(1,291)	$(2,705)	$(1,892)
Photonics	3,536	1,487	6,448	846

Total income (loss) from segment operations	3,362	196	3,743	(1,046)

Unallocated costs	(1,258)	(1,124)	(2,738)	(1,879)

Income (loss) from operations	2,104	(928)	1,005	(2,925)
Interest income and other income (expense), net	62	163	204	322

Income (loss) before provision for income taxes	$2,166	$(765)	$1,209	$(2,603)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Total assets for each reportable segment as of June 27, 2020 and December 28, 2019 are as follows:
Assets

	June 27, 2020	December 28, 2019
	(In thousands)
TFE	$43,175	$51,153
Photonics	26,622	22,071

Total segment assets	69,797	73,244

Cash, cash equivalents and investments	43,983	42,024
Restricted cash	787	787
Deferred income taxes	5,826	6,252
Other current assets	1,207	752
Common property, plant and equipment	1,414	1,307
Common operating lease right-of-use assets	1,815	1,898
Other assets	—	78

Consolidated total assets	$124,829	$126,322

14.	Income Taxes
Intevac recorded income tax provisions of $642,000 and $909,000 for the three and six months ended June 27, 2020, respectively, and $417,000 and $971,000 for the three and six months ended June 29, 2019, respectively. The income tax provisions for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended June 27, 2020 Intevac recorded income tax provisions on earnings of its international subsidiaries of $369,000 and $548,000, respectively, and recorded $272,000 and $373,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 29, 2019, Intevac recorded income tax provisions on earnings of its international subsidiaries of $201,000 and $563,000, respectively, and recorded $213,000 and $404,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign
(non-U.S.)
jurisdictions in which we operate have taken similar economic stimulus measures. The Company evaluated the provisions of the CARES Act and other
non-U.S.
economic measures and determined the impact on our financial position at June 27, 2020 and on the results of operations and cash flows for the three and six months then ended as well as anticipated future benefits for the remainder of fiscal 2020 to be as follows.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Under the CARES Act, we have elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $719,000 of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020. The deferred payroll tax liability of $252,000 at June 27, 2020 is included in other long-term liabilities on the condensed consolidated balance sheets. The Company will also utilize the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not expected to be significant. Additionally, the CARES Act accelerates the timing of the refund for alternative minimum tax (“AMT”) credits. The entire balance of the income tax refund receivable of $157,000 was received in July 2020 and is included in trade and other accounts receivable at June 27, 2020 on the condensed consolidated balance sheets.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac expects to receive approximately $535,000 in JSS grants in fiscal 2020. During the quarter ended June 27, 2020, the Company received $310,000 in JSS grants, of which $180,000 is reported as a reduction of cost of net revenues, $49,000 is reported as a reduction of R&D expenses and $81,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations.
15.	Contingencies
From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form
10-Q
contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s expected shipments, revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2020 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs and to develop and introduce commercial imaging products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form
10-K
filed on February 12, 2020, and our periodic reports on Form
10-Q
and current reports on Form
8-K.
Intevac’s trademarks include the following: “200 Lean
®
,” “DiamondClad
®
,” “DIAMOND DOG
®
,” “EBAPS
®
,” “ENERG
i
®
,” “LIVAR
®
,” “INTEVAC LSMA
®
,” “INTEVAC MATRIX
®
,” “MicroVista
®
,” “NightVista
®
,” “oDLC
®
,” “INTEVAC VERTEX
®
,” “VERTEX Marathon
®
,” and “VERTEX SPECTRA
®
.”
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
Intevac’s results are driven by a number of factors including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user
demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing and a thin-film PVD application for PV solar cell manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones and PV cells, as well as other factors such as global economic conditions and technological advances in fabrication processes.
The following table presents certain significant measurements for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$28,842	$22,314	$6,528	$47,682	$47,141	$541
Gross profit	$11,420	$8,357	$3,063	$19,577	$15,597	$3,980
Gross margin percent	39.6%	37.5%	2.1 points	41.1%	33.1%	8.0 points
Income (loss) from operations	$2,104	$(928)	$3,032	$1,005	$(2,925)	$3,930
Net income (loss)	$1,524	$(1,182)	$2,706	$300	$(3,574)	$3,874
Net income (loss) per diluted share	$0.06	$(0.05)	$0.11	$0.01	$(0.16)	$0.17

Net revenues for the second quarter of fiscal 2020 increased compared to the same period in the prior year primarily due to higher equipment sales to HDD manufacturers, higher Photonics product sales and higher Photonics contract research and development (“R&D”). TFE recognized revenue on two 200 Lean
®
HDD systems in the second quarter of fiscal 2020 compared to one 200 Lean
HDD system in the second quarter of fiscal 2019. The Company received $310,000 in government assistance related to
COVID-19
from the government of Singapore of which $180,000 was reported as a reduction of cost of net revenues, $49,000 was reported as a reduction of R&D expenses and $81,000 was reported as a reduction of selling, general and administrative expenses. The Company reported net income for the second quarter of fiscal 2020 compared to a net loss for the second quarter of 2019 due to higher revenues, higher gross profit and lower selling, general and administrative expenses, offset in part by increased spending on R&D.
Net revenues for the first six months of fiscal 2020 increased compared to the same period in the prior year primarily due to higher Photonics product sales and higher Photonics contract R&D, offset in part by lower equipment sales to PV manufacturers and lower equipment sales to HDD manufacturers. TFE recognized revenue in the first half of fiscal 2020 on two 200 Lean
HDD systems compared to two 200 Lean
HDD systems and four ENERG
i
solar ion implant systems in the first half of fiscal 2019. The Company reported net income for the first half of fiscal 2020 compared to net loss for the first half of 2019 due to higher revenues and higher gross profit and decreased spending on R&D, offset in part by higher selling, general and administrative expenses.
Intevac expects that HDD equipment sales will be down from 2019 levels as a HDD manufacturer took delivery of the two remaining 200 Lean HDD systems in backlog. In 2020, Intevac expects lower sales of new TFE products as we expect to convert one of the VERTEX systems under evaluation at a customer factory to revenue and obtain follow-on
production orders for our VERTEX coating system for DCPs, but we expect a delay in a follow-on
order for our solar ion implant ENERGi system. The second evaluation system at a customer factory is expected to convert to revenue in 2021. In 2020, we expect increased product revenue in Photonics as we continue to deliver product shipments of the Apache camera and the night-vision camera modules for the F35 Joint Strike Fighter (“JSF”) program. In 2020, we expect increased contract R&D revenue as development work continues on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program. For fiscal 2020, Intevac expects that Photonics profits will be higher than for fiscal 2019 as Photonics results will reflect higher revenue levels.
The Impact of
COVID-19
We are unable to accurately predict the possible future effect of the
COVID-19
outbreak on the Company, which could be material to our 2020 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions and/or travel restrictions and border closures. As the economic impact of the
COVID-19
pandemic becomes clearer as the year progresses, we could see significant changes to our operations. Our factories in California and Singapore remain open as both TFE and Photonics businesses are within the critical infrastructure sectors. We have also experienced pandemic-related delays in our TFE evaluation and development work. In response to
COVID-19,
we have implemented initiatives to safeguard our employees in this time of crisis. We have implemented work-from-home protocols and all employees that can do so are working remotely and will continue to do so until restrictions are lifted by the applicable authorities in the United States, Singapore and China. The Company has been providing a bi-weekly
update to its Board of Directors highlighting the impacts of
COVID-19
on its employees, business and financial condition. The following discussion highlights how we are responding and the expected impacts of
COVID-19
on our business.
Essential Business
The Company’s priorities during the
COVID-19
pandemic have been to protect the health and safety of employees while keeping its manufacturing facilities open due to the essential nature of our products. Our factories in California and Singapore remain open as both TFE and Photonics businesses are within critical infrastructure sectors that are exempt from government-mandated closures.
On March 16, 2020, multiple counties in the San Francisco bay area of California issued a
“shelter-in-place”
order (the “State Order”) requiring businesses to temporarily cease operations, effective March 17, 2020. The State Order provides that Californians working within 16 identified critical infrastructure sectors may continue with their work because of the importance of these sectors to Californians’ health and well-being. Among the identified critical infrastructure sectors listed are Communications and Information Technology (“IT”) and the Defense Industrial Base (“DIB”). On March 20, 2020, Intevac received a communication from the Department of Defense stating that the DIB is identified as a Critical Infrastructure Sector by the Department of Homeland Security, and that the Essential Critical Infrastructure Workforce for the DIB includes workers who support the essential products and services required to meet national security commitments to the Federal Government and the U.S. Military.

Our factory in Singapore was given notice by the Singapore government to suspend all on-site
activities on April 27, 2020. We appealed this notice and were provided an exemption on May 14, 2020. We were temporarily required to limit the number of employees on site at our Singapore factory, but these restrictions were lifted on June 2, 2020.
Employee Considerations
Our goal has been to support our employees during the present uncertainty while remaining focused on meeting the needs of our customers and business continuity. Early in the crisis, we provided employees with information about best practices to prevent the spread of
COVID-19
and other viruses and illnesses. We instituted practices including symptom checks and non-contact
monitoring of body temperatures of those on site twice daily; requiring social distancing and face coverings; streamlining onsite personnel to only those required for production; strongly encouraging and, where mandated, requiring remote work for all those who can work from home; and increasing hygiene through disinfecting facilities. In addition, we have limited in-person
meetings and
non-employee
visits to our locations, reduced room occupancies and eliminated non-essential
business travel. In the United States, the Company has educated employees on
COVID-19-related
benefits (including leave benefits) under the Families First Coronavirus Response Act (“FFCRA”) and the CARES Act.
To further protect the health and welfare of our employees, we have also required employees who potentially have been exposed to
COVID-19
to self-quarantine for 14 days and have committed to paying these employees their normal wages during that quarantine period. To ease access to medical assistance, we are waiving co-payments
for
COVID-19
testing and telemedicine for those employees enrolled in our health insurance plans.
Business Continuity Team
We have robust pandemic and business continuity plans that include our business units and technology environments. When
COVID-19
was declared a pandemic, we activated our business continuity plan (the “Continuity Plan”). As an element of the Continuity Plan, we activated our Business Continuity Team (“BCT”), a group of senior corporate managers, who directed a series of activities to address the health and safety of our workforce, assist employees, sustain business operations, coordinate communication and address our management concerning other ongoing pandemic activities. The BCT monitors guidelines published by the Centers for Disease Control and Prevention (“CDC”), the National Institutes of Health (“NIH”), the Occupational Safety and Health Administration (“OSHA”), the World Health Organization (“WHO”) and other state and local authorities, makes assessments of these guidelines and implements the appropriate protocols. The BCT established a COVID-19 Policy and continually updates this policy based on the latest guidance. All employees continuing to work on site were required to complete training on the Company’s COVID-19 policy and any employees returning to work at our facilities are provided additional training prior to returning to work. The BCT also updated and revised policies related to visitors and travel to include
COVID-19-related
health and safety measures related to the pandemic and updated the Continuity Plan to include a pandemic response appendix.
Productivity
There has been a modest decline in productivity for certain departments as our people adjust to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity should improve as our people adjust to this significant change in work environment. The productivity level and ability of our employees to continue working from home could change, however, as conditions surrounding
COVID-19
evolve and infections increase, if there are interruptions in the internet infrastructure where our employees live or if internet service providers are otherwise adversely affected.
Community
We understand that the communities in which our employees live, work, and serve are also suffering distress as a result of
COVID-19.
Intevac is committed to help source supplies for local healthcare providers fighting
COVID-19,
and has donated all of its surplus N95 industrial masks and gloves to local hospitals and emergency responders.
Economic Relief
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac expects to receive approximately $535,000 in JSS grants in fiscal 2020. During the quarter ended June 27, 2020, the Company received $310,000 in JSS grants. As previously mentioned, under the CARES Act we have elected to defer the payment of the employer portion of payroll taxes and will receive tax benefits from the employee-retention-tax
credit.

For the three and six months ended June 27, 2020, the Company’s expenses included approximately $59,000 and $69,000 respectively due to costs related to actions taken in response to
COVID-19.
Results of Operations
Net revenues

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands)

TFE	$16,595	$13,264	$3,331	$24,557	$32,209	$(7,652)
Photonics:
Products	6,130	3,973	2,157	12,004	6,665	5,339
Contract R&D	6,117	5,077	1,040	11,121	8,267	2,854

	12,247	9,050	3,197	23,125	14,932	8,193

Total net revenues	$28,842	$22,314	$6,528	$47,682	$47,141	$541

TFE revenue for the three months ended June 27, 2020 increased compared to the same period in the prior year as a result of higher sales of systems and service, offset in part by lower sales of technology upgrades and spares. TFE revenue for the three months ended June 27, 2020 included revenue recognized for two 200 Lean
HDD systems compared to revenue recognized for one 200 Lean
HDD system for the three months ended June 29, 2019. TFE revenue for the six months ended June 27, 2020 decreased compared to the same period in the prior year as a result of lower sales of systems, technology upgrades, spare parts and service. TFE recognized revenue in the first half of fiscal 2020 on two 200 Lean
HDD compared to revenue recognized for two 200 Lean
HDD systems and four ENERG
i
solar ion implant systems in the first half of fiscal 2019.
Photonics revenue for the three and six months ended June 27, 2020 increased compared to the same periods in the prior year as a result of higher product sales revenues and higher contract R&D work.
Backlog

	June 27, 2020	December 28, 2019	June 29, 2019
	(In thousands)

TFE	$14,567	$21,391	$50,251
Photonics	54,424	71,015	43,403

Total backlog	$68,991	$92,406	$93,654

TFE backlog at June 27, 2020 did not include any 200 Lean HDD systems or any ENERG
i
solar ion implant systems. TFE backlog at December 28, 2019 included two 200 Lean HDD systems. TFE backlog at June 29, 2019 included four 200 Lean HDD systems and five ENERG
i
solar ion implant systems.
Revenue by geographic region

	Three Months Ended			Three Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$313	$12,125	$12,438	$356	$8,811	$9,167
Asia	16,282	—	16,282	12,908	—	12,908
Europe	—	122	122	—	239	239

Total net revenues	$16,595	$12,247	$28,842	$13,264	$9,050	$22,314

	Six Months Ended			Six Months Ended
	June 27, 2020			June 29, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$832	$22,981	$23,813	$517	$14,527	$15,044
Asia	23,725	—	23,725	31,692	—	31,692
Europe	—	144	144	—	405	405

Total net revenues	$24,557	$23,125	$47,682	$32,209	$14,932	$47,141

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in the first half of fiscal 2020 versus the first half of fiscal 2019 reflected higher Photonics product sales and higher Photonics contract R&D work. The decrease in sales to the Asia region in the first half of fiscal 2020 versus the first half of fiscal 2019 reflected lower equipment sales to PV manufacturers and HDD manufacturers. Sales to the Asia region in the first half of fiscal 2020 included two 200 Lean
HDD systems versus two 200 Lean HDD systems and four ENERG
i
solar ion implant systems in the first half of fiscal 2019. Sales to the Europe region in the first half of fiscal 2020 and the first half of fiscal 2019 were not significant.
Gross profit

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$6,047	$5,156	$891	$9,547	$11,134	$(1,587)
% of TFE net revenues	36.4%	38.9%		38.9%	34.6%
Photonics gross profit	$5,373	$3,201	$2,172	$10,030	$4,463	$5,567
% of Photonics net revenues	43.9%	35.4%		43.4%	29.9%
Total gross profit	$11,420	$8,357	$3,063	$19,577	$15,597	$3,980
% of net revenues	39.6%	37.5%		41.1%	33.1%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 36.4% in the three months ended June 27, 2020 compared to 38.9% in the three months ended June 29, 2019 and was 38.9% in the six months ended June 27, 2020 compared to 34.6% in the six months ended June 29, 2019. The decline in the gross margin percentage for the three months ended June 27, 2020 compared to the same period in the prior year was due primarily to a lower mix of higher-margin upgrades. The increase in the gross margin percentage for the six months ended June 27, 2020 was due primarily to the lower margin on the sale of four ENERG
i
solar ion implant systems in the six months ended June 29, 2019. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Photonics gross margin was 43.9% in the three months ended June 27, 2020 compared to 35.4% in the three months ended June 29, 2019 and was 43.4% in the six months ended June 27, 2020 compared to 29.9% in the six months ended June 29, 2019. The improvement in gross margin for the three and six months ended June 27, 2020 was due to higher revenue levels and improved margins on both products and contract R&D work. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.
Research and development expense

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands)
Research and development expense	$3,707	$3,431	$276	$6,991	$7,417	$(426)

Research and development spending in TFE during the three months ended June 27, 2020 increased compared to the same period in the prior year due to higher spending on semiconductor
Fan-out,
HDD and PV development, offset in part by lower spending on DCP development. Research and development spending in TFE during the six months ended June 27, 2020 decreased compared to the same period in the prior year due to lower spending on HDD and PV development, offset in part by higher spending on semiconductor
Fan-out
and DCP development. TFE spending consisted primarily of DCP, semiconductor
Fan-out,
HDD and PV development. Research and development spending decreased in Photonics during the three and six months ended June 27, 2020, as compared to the same periods in the prior year, primarily related to lower spending on the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $3.6 million and $6.5 million for the three and six months ended June 27, 2020, respectively, or $3.5 million and $6.0 million for the three and six months ended June 29, 2019, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.
Selling, general and administrative expense

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,609	$5,854	$(245)	$11,581	$11,105	$476
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended June 27, 2020 decreased compared to the same period in the prior year primarily due to lower spending to support a customer evaluation of a next generation product, offset in part by higher variable compensation expenses and incremental costs to launch our Diamond Dog
e-commerce
website. Selling, general and administrative expenses for the six months ended June 27, 2020 increased compared to the same period in the prior year primarily due to higher variable compensation expenses and incremental
e-commerce
costs, offset in part due to lower spending to support a customer evaluation.
Interest income and other income (expense), net

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands)
Interest income and other, income (expense), net	$62	$163	$(101)	$204	$322	$(118)
Interest income and other income (expense), net in the three months ended June 27, 2020 included $77,000 of interest income on investments and various other income of $16,000, offset in part by $31,000 of foreign currency losses. Interest income and other income (expense), net in the six months ended June 27, 2020 included $202,000 of interest income on investments and various other income of $8,000, offset in part by $6,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended June 29, 2019 included $154,000 of interest income on investments and various other income of $12,000, offset in part by $3,000 of foreign currency losses. Interest income and other income (expense), net in the six months ended June 29, 2019 included $302,000 of interest income on investments, $20,000 of earnout income from a divestiture and various other income of $35,000, offset in part by $35,000 of foreign currency losses. The decrease in interest income in the three and six months ended June 27, 2020 resulted from lower interest rates and lower invested balances compared to the same period in 2019.
Provision for income taxes

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	Change over prior period	June 27, 2020	June 29, 2019	Change over prior period
	(In thousands)
Provision for income taxes	$642	$417	$225	$909	$971	$(62)

Intevac recorded income tax provisions of $642,000 and $909,000 for the three and six months ended June 27, 2020, respectively, and $417,000 and $971,000 for the three and six months ended June 29, 2019, respectively. The income tax provisions for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended June 27, 2020, Intevac recorded income tax provisions on earnings of its international subsidiaries of $369,000 and $548,000, respectively, and recorded $272,000 and $373,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 29, 2019, Intevac recorded income tax provisions on earnings of its international subsidiaries of $201,000 and $563,000, respectively, and recorded $213,000 and $404,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
Liquidity and Capital Resources
At June 27, 2020, Intevac had $44.8 million in cash, cash equivalents, restricted cash and investments compared to $42.8 million at December 28, 2019. During the first six months of fiscal 2020, cash, cash equivalents, restricted cash and investments increased by $2.0 million due primarily to cash provided by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by purchases of fixed assets and tax payments for net share settlement.
Cash, cash equivalents, restricted cash and investments consist of the following:

	June 27, 2020	December 28, 2019
	(In thousands)
Cash and cash equivalents	$23,944	$19,767
Restricted cash	787	787
Short-term investments	14,435	16,720
Long-term investments	5,604	5,537

Total cash, cash equivalents, restricted cash and investments	$44,770	$42,811

Operating activities generated cash of $3.5 million during the first six months of fiscal 2020 and generated cash of $1.0 million during the first six months of 2019. Improved operating cash flow in the first six months of fiscal 2019 was a result of a return to profitability.
Accounts receivable totaled $29.0 million at June 27, 2020 compared to $28.6 million at December 28, 2019. Net inventories totaled $22.2 million at June 27, 2020 compared to $24.9 million at December 28, 2019. Net inventories at June 27, 2020 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at June 27, 2020 also included one VERTEX SPECTRA system for DCP at Intevac’s factory pending delivery to a customer for evaluation. Accounts payable increased to $5.1 million at June 27, 2020 from $4.2 million at December 28, 2019 due to increased manufacturing activities and a larger book overdraft at June 27, 2020. Accrued payroll and related liabilities decreased to $6.3 million at June 27, 2020 compared to $6.5 million at December 28, 2019. Other accrued liabilities increased to $3.9 million at June 27, 2020 compared to $3.6 million at December 28, 2019. Customer advances decreased from $4.0 million at December 28, 2019 to $433,000 at June 27, 2020, primarily due the recognition of revenue offset in part by the recognition of new orders.
Investing activities generated cash of $460,000 during the first six months of fiscal 2020. Proceeds from sales net of purchases of investments totaled $2.3 million. Capital expenditures for the six months ended June 27, 2020 were $1.8 million.
Financing activities generated cash of $256,000 in the first six months of fiscal 2020. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $994,000. Tax payments related to the net share settlement of restricted stock units were $345,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $393,000 for the six months ended June 27, 2020.

Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, certificates of deposit, commercial paper and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
As of June 27, 2020, approximately $13.5 million of cash and cash equivalents and $2.9 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $2.0 million to $3.0 million in capital expenditures during the remainder of 2020.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of June 27, 2020. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
For a description of critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form
10-K
for the year ended December 28, 2019 filed with the SEC on February 12, 2020. There have been no material changes to our critical accounting policies during the six months ended June 27, 2020.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form
10-Q
for the quarter ended June 27, 2020, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of June 27, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form
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
The
COVID-19
outbreak has severely restricted the level of economic activity around the world, which may impact demand for our products. Our operations and supply chains for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including
COVID-19.
Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, may adversely impact our sales and operating results. In addition, a significant outbreak, epidemic, or pandemic of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services. Our factory in Singapore was given notice by the Singapore government to suspend all on-site
activities on April 27, 2020. We appealed this notice and were provided an exemption on May 14, 2020. We were temporarily required to limit the number of employees on site at our Singapore factory but these restrictions were lifted on June 2, 2020. We are unable to accurately predict the possible future effect on the Company, which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of
COVID-19,
the success of actions taken to contain or treat
COVID-19,
and reactions by consumers, companies, governmental entities and capital markets. Any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of
COVID-19,
could, among other things, require the Company to extend mandatory work-from-home protocols resulting in additional expenses and strain on the business as well as adversely impact its supply chain.
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
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At June 27, 2020, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended June 27, 2020.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2020 Employee Incentive Plan*

10.2	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 12, 2020*

10.3	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan**

10.4	Form of Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan**

10.5	Form of Stock Option Agreement for 2020 Equity Incentive Plan**

10.6	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan**

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101	The following financial statements from the Registrant’s Quarterly Report on Form
10-Q
for the quarter ended June 27, 2020, formatted in Inline XBRL (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Registrant’s Definitive Proxy Statement filed April 6, 2020.
**	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed May 14, 2020.
***
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

INTEVAC, INC.

Date: July 28, 2020	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2020	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)