Form 10-Q
period 2020-09-26
INTEVAC INC
filed 2020-10-27
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
of the Act).    ☐  Yes    ☒  No
On October 27, 2020, 23,853,623 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2020	December 28, 2019
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,245	$19,767
Short-term investments	18,342	16,720
Trade and other accounts receivable, net of allowances of $0 at both September 26, 2020 and at December 28, 2019	23,221	28,619
Inventories	23,638	24,907
Prepaid expenses and other current assets	2,031	1,504

Total current assets	94,477	91,517
Long-term investments	3,074	5,537
Restricted cash	787	787
Property, plant and equipment, net	11,552	11,598
Operating lease right-of-use-assets	8,739	10,279
Deferred income taxes and other long-term assets	5,740	6,604

Total assets	$124,369	$126,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,776	$2,524
Accounts payable	4,463	4,199
Accrued payroll and related liabilities	6,478	6,488
Other accrued liabilities	2,289	3,593
Customer advances	1,051	4,007

Total current liabilities	17,057	20,811
Noncurrent liabilities:
Noncurrent operating lease liabilities	7,516	9,532
Other long-term liabilities	688	186

Total noncurrent liabilities	8,204	9,718
Stockholders’ equity:
Common stock, $0.001 par value	24	23
Additional paid-in capital	191,976	188,290
Treasury stock, 5,087 shares at September 26, 2020 and 4,989 shares at December 28, 2019	(29,551)	(29,158)
Accumulated other comprehensive income	502	424
Accumulated deficit	(63,843)	(63,786)

Total stockholders’ equity	99,108	95,793

Total liabilities and stockholders’ equity	$124,369	$126,322

Note: Amounts as of December 28, 2019 are derived from the December 28, 2019 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$15,027	$21,090	$51,589	$59,965
Technology development	6,538	5,209	17,659	13,476

Total net revenues	21,565	26,299	69,248	73,441
Cost of net revenues:
Systems and components	8,389	14,180	29,969	39,741
Technology development	3,876	3,341	10,403	9,325

Total cost of net revenues	12,265	17,521	40,372	49,066

Gross profit	9,300	8,778	28,876	24,375
Operating expenses:
Research and development	3,603	3,596	10,594	11,013
Selling, general and administrative	5,845	5,615	17,426	16,720

Total operating expenses	9,448	9,211	28,020	27,733

Income (loss) from operations	(148)	(433)	856	(3,358)
Interest income and other income (expense), net	8	126	212	448

Income (loss) before provision for income taxes	(140)	(307)	1,068	(2,910)
Provision for income taxes	217	173	1,125	1,144

Net loss	$(357)	$(480)	$(57)	$(4,054)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.00)	$(0.18)
Weighted average common shares outstanding:
Basic and Diluted	23,771	23,130	23,605	22,992
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(Unaudited)
	(In thousands)
Net loss	$(357)	$(480)	$(57)	$(4,054)

Other comprehensive income (loss), before tax Change in unrealized net gain on available-for-sale investments	(24)	3	29	80
Foreign currency translation gains (losses)	124	(87)	49	(87)

Other comprehensive income (loss), before tax	100	(84)	78	(7)
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	100	(84)	78	(7)

Comprehensive income (loss)	$(257)	$(564)	$21	$(4,061)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 26, 2020	September 28, 2019
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(57)	$(4,054)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,645	2,778
Net amortization (accretion) of investment premiums and discounts	(9)	(55)
Equity-based compensation	2,186	2,260
Straight-line rent adjustment and amortization of lease incentives	(224)	(238)
Change in the fair value of acquisition-related contingent consideration	—	7
Deferred income taxes	516	552
Loss on disposal of equipment	—	87
Changes in operating assets and liabilities	2,714	(2,470)

Total adjustments	7,828	2,921

Net cash and cash equivalents provided by (used in) operating activities	7,771	(1,133)
Investing activities
Purchases of investments	(17,071)	(18,917)
Proceeds from sales and maturities of investments	17,950	18,751
Purchases of leasehold improvements and equipment	(2,329)	(3,279)

Net cash and cash equivalents used in investing activities	(1,450)	(3,445)
Financing activities
Net proceeds from issuance of common stock	1,865	1,770
Common stock repurchases	(393)	(111)
Taxes paid related to net share settlement	(364)	(296)
Payment of acquisition-related contingent consideration	—	(230)

Net cash and cash equivalents provided by financing activities	1,108	1,133
Effect of exchange rate changes on cash	49	(87)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,478	(3,532)
Cash, cash equivalents and restricted cash at beginning of period	20,554	19,884

Cash, cash equivalents and restricted cash at end of period	$28,032	$16,352

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$128	$—

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
a pandemic, and the President of the United States declared the
COVID-19
outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from
COVID-19,
we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. Our factory in Singapore was given notice by the Singapore government to suspend all on-site
activities on April 27, 2020. We appealed this notice and were provided an exemption on April 28, 2020. Starting May 14, 2020, we were temporarily required to limit the number of employees on site at our Singapore factory but these restrictions were lifted on June 2, 2020.
Basis of Presentation
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 28, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. Intevac’s results of operations for the three and nine months ended September 26, 2020 are not necessarily indicative of future operating results.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Significant Accounting Policy
Government Grants and Credits
The Company generally records grants from governmental agencies related to income as a reduction in operating expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). During the quarter ended September 26, 2020, the Company received $124,000 in JSS grants, of which $72,000 is reported as a reduction of cost of net revenues, $20,000 is reported as a reduction of research and development (“R&D”) expenses and $32,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. During the nine months ended September 26, 2020, the Company received $434,000 in JSS grants, of which $252,000 is reported as a reduction of cost of net revenues, $68,000 is reported as a reduction of R&D expenses and $114,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 26, 2020 and September 28, 2019 along with the reportable segment for each category.
Major Products and Service Lines

TFE	Three Months Ended September 26, 2020				Three Months Ended September 28, 2019
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$7,601	$—	$131	$7,732	$7,737	$—	$8,225	$15,962
Field service	1,635	—	—	1,635	1,109	—	45	1,154

Total TFE net revenues	$9,236	$—	$131	$9,367	$8,846	$—	$8,270	$17,116

	Nine Months Ended September 26, 2020				Nine Months Ended September 28, 2019
	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$29,189	$—	$400	$29,589	$31,210	$—	$14,616	$45,826
Field service	4,334	—	2	4,336	3,452	2	45	3,499

Total TFE net revenues	$33,523	$—	$402	$33,925	$34,662	$2	$14,661	$49,325

	Three Months Ended		Nine Months Ended
Photonics	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Products:
Military products	$4,947	$3,320	$15,758	$8,115
Commercial products	139	81	257	581
Repair and other services	574	573	1,649	1,944

Total Photonics product net revenues	5,660	3,974	17,664	10,640
Technology development:
Firm Fixed Price (“FFP”)	5,482	3,218	15,374	7,995
Cost Plus Fixed Fee (“CPFF”)	1,056	1,991	2,285	5,479
Time and materials	—	—	—	2

Total technology development net revenues	6,538	5,209	17,659	13,476

Total Photonics net revenues	$12,198	$9,183	$35,323	$24,116

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,764	$12,079	$13,843	$478	$9,050	$9,528
Asia	7,536	—	7,536	16,638	—	16,638
Europe	67	119	186	—	133	133

Total net revenues	$9,367	$12,198	$21,565	$17,116	$9,183	$26,299

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,596	$35,060	$37,656	$995	$23,578	$24,573
Asia	31,262	—	31,262	48,330	—	48,330
Europe	67	263	330	—	538	538

Total net revenues	$33,925	$35,323	$69,248	$49,325	$24,116	$73,441

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$9,367	$574	$9,941	$17,116	$573	$17,689
Products and services transferred over time	—	11,624	11,624	—	8,610	8,610

	$9,367	$12,198	$21,565	$17,116	$9,183	$26,299

	Nine Months Ended			Nine Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$33,925	$1,649	$35,574	$49,325	$1,944	$51,269
Products and services transferred over time	—	33,674	33,674	—	22,172	22,172

	$33,925	$35,323	$69,248	$49,325	$24,116	$73,441

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended September 26, 2020:

	September 26, 2020	December 28, 2019	Nine Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$560	$760	$(200)

Contract liabilities:
Deferred revenue	$399	$320	$79
Customer advances	1,051	4,007	(2,956)

	$1,450	$4,327	$(2,877)

Photonics:
Contract assets:
Accounts receivable, unbilled	$3,238	$3,210	$28
Retainage	123	99	24

	$3,361	$3,309	$52

Contract liabilities:
Deferred revenue	$31	$—	$31

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended September 26, 2020, contract assets in our TFE segment decreased by $200,000 primarily due to the subsequent invoicing of certain unbilled spare parts revenue at December 28, 2019.
Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended September 26, 2020, we recognized revenue in our TFE segment of $4.0 million and $119,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the nine months ended September 26, 2020, contract assets in our Photonics segment increased by $52,000 primarily due to the accrual of revenue for incurred costs under FFP and CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized.
On September 26, 2020, we had $63.3 million of remaining performance obligations, which we also refer to as backlog. Backlog at September 26, 2020 consisted of $18.1 million of TFE backlog and $45.2 million of Photonics backlog. We expect to recognize approximately 42% of our remaining performance obligations as revenue in 2020, 30% in 2021, 18% in 2022, 9% in 2023 and 1% in 2024 and thereafter.

3.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 26, 2020	December 28, 2019
	(In thousands)
Raw materials	$11,166	$15,286
Work-in-progress	5,732	4,748
Finished goods	6,740	4,873

	$23,638	$24,907

Net inventories at September 26, 2020 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at September 26, 2020 also included one VERTEX SPECTRA system for DCP at Intevac’s factory.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Equity-Based Compensation
At September 26, 2020, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
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
Equity-based Compensation Expense
The effect of recording equity-based compensation for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Equity-based compensation by type of award:
Stock options	$47	$213	$411	$610
RSUs	495	375	1,311	1,018
ESPP awards	316	163	464	632

Total equity-based compensation	$858	$751	$2,186	$2,260

Stock Options and ESPP
The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures. Option activity as of September 26, 2020 and changes during the nine months ended September 26, 2020 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 28, 2019	2,096,610	$6.63
Options granted	6,000	$4.88
Options cancelled and forfeited	(193,461)	$6.68
Options exercised	(61,722)	$4.77

Options outstanding at September 26, 2020	1,847,427	$6.68

Options exercisable at September 26, 2020	1,395,582	$6.80
Intevac issued 392,088 shares of common stock under the ESPP during the nine months ended September 26, 2020.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock Options:
Weighted-average fair value of grants per share	$—	$1.84	$1.82	$2.05
Expected volatility	—	43.87%	46.04%	43.22%
Risk-free interest rate	—	1.57%	0.44%	1.86%
Expected term of options (in years)	—	4.32	4.39	4.56
Dividend yield	—	None	None	None

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.20	$1.45	$2.20	$1.73
Expected volatility	51.72%	38.27%	51.49%	45.81%
Risk-free interest rate	0.12%	1.85%	0.14%	2.28%
Expected term of purchase rights (in years)	1.26	0.75	1.24	0.91
Dividend yield	None	None	None	None
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

RSUs
RSU activity as of September 26, 2020 and changes during the nine months ended September 26, 2020 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 28, 2019	553,355	$6.15
Granted	658,090	$4.85
Vested	(221,483)	$6.51
Cancelled and forfeited	(35,815)	$6.05

Non-vested RSUs at September 26, 2020	954,147	$5.17

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
Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

Nine Months Ended
September 26, 2020
Weighted-average fair value of grants per share	$3.16
Expected volatility	46.7%
Risk-free interest rate	0.25%
Dividend yield	None

5.	Purchased Intangible Assets
Details of finite-lived intangible assets by segment as of September 26, 2020 are as follows.

	September 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
TFE	$7,172	$(7,172)	$—
Photonics	1,215	(1,211)	4

	$8,387	$(8,383)	$4

Total amortization expense of finite-lived intangibles for the three and nine months ended September 26, 2020 was $11,000 and $270,000, respectively. On the condensed consolidated balance sheets, purchased intangible assets is included in deferred income taxes and other long-term assets. As of September 26, 2020, future amortization expense of $4,000 is expected to be recorded in 2020.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Acquisition-Related Contingent Consideration
In connection with the acquisition of Solar Implant Technologies, Inc. (“SIT”), Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenues from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. There is no remaining contingent consideration obligation associated with the earnout agreement at September 26, 2020. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the nine months ended September 28, 2019 (in thousands):

Nine Months Ended
September 28, 2019
Opening balance	$223
Changes in fair value	7
Cash payments made	(230)

Closing balance	$—

7.	Warranty
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
The following table displays the activity in the warranty provision account for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Opening balance	$662	$948	$1,022	$997
Expenditures incurred under warranties	(89)	(167)	(398)	(592)
Accruals for product warranties issued during the reporting period	39	427	198	829
Adjustments to previously existing warranty accruals	(57)	(72)	(267)	(98)

Closing balance	$555	$1,136	$555	$1,136

The following table displays the balance sheet classification of the warranty provision account at September 26, 2020 and at December 28, 2019:

	September 26,	December 28,
	2020	2019
	(In thousands)
Other accrued liabilities	$425	$846
Other long-term liabilities	130	176

Total warranty provision	$555	$1,022

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Guarantees
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
Letters of Credit
As of September 26, 2020, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 26, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$23,829	$—	$—	$23,829
Money market funds	3,416	—	—	3,416

Total cash and cash equivalents	$27,245	$—	$—	$27,245
Short-term investments:
Certificates of deposit	$7,450	$7	$—	$7,457
Commercial paper	499	1	—	500
Corporate bonds and medium-term notes	3,842	27	—	3,869
U.S. treasury and agency securities	6,481	35	—	6,516

Total short-term investments	$18,272	$70	$—	$18,342
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	2,572	2	—	2,574

Total long-term investments	$3,072	$2	$—	$3,074

Total cash, cash equivalents, and investments	$48,589	$72	$—	$48,661

	December 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$16,512	$—	$—	$16,512
Money market funds	3,255	—	—	3,255

Total cash and cash equivalents	$19,767	$—	$—	$19,767
Short-term investments:
Certificates of deposit	$3,000	$1	$—	$3,001
Commercial paper	1,891	2	—	1,893
Corporate bonds and medium-term notes	6,383	25	—	6,408
U.S. treasury and agency securities	5,417	1	—	5,418

Total short-term investments	$16,691	$29	$—	$16,720
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,530	12	—	2,542
U.S. treasury and agency securities	2,494	1	—	2,495

Total long-term investments	$5,523	$14	$—	$5,537

Total cash, cash equivalents, and investments	$41,981	$43	$—	$42,024

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The contractual maturities of
available-for-sale
securities at September 26, 2020 are presented in the following table.

	September 26, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$21,688	$21,758
Due after one through two years	3,072	3,074

	$24,760	$24,832

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
The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of September 26, 2020.

	Fair Value Measurements at September 26, 2020
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,416	$3,416	$—
U.S. treasury and agency securities	6,516	6,516	—
Certificates of deposit	7,957	—	7,957
Commercial paper	500	—	500
Corporate bonds and medium-term notes	6,443	—	6,443

Total recurring fair value measurements	$24,832	$9,932	$14,900

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of September 26, 2020 and December 28, 2019:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	September 26 2020	December 28, 2019	September 26, 2020			December 28, 2019
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$871	$1,035		(a)	$5		(a)	$4

Total Hedges	$871	$1,035			$5			$4

(a)	Other accrued liabilities

11.	Equity
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and nine months ended September 26, 2020 and September 28, 2019, are as follows (in thousands):

	Three months ended September 26, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655
Common stock issued under employee plans	871	—	—	—	871
Shares withheld for net share settlement of RSUs	(19)	—	—	—	(19)
Equity-based compensation expense	858	—	—	—	858
Net loss	—	—	—	(357)	(357)
Other comprehensive income	—	—	100	—	100

Balance at September 26, 2020	$192,000	$(29,551)	$502	$(63,843)	$99,108

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine months ended September 26, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 28, 2019	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	1,865	—	—	—	1,865
Shares withheld for net share settlement of RSUs	(364)	—	—	—	(364)
Equity-based compensation expense	2,186	—	—	—	2,186
Net loss	—	—	—	(57)	(57)
Other comprehensive income	—	—	78	—	78
Common stock repurchases	—	(393)	—	—	(393)

Balance at September 26, 2020	$192,000	$(29,551)	$502	$(63,843)	$99,108

	Three months ended September 28, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 29, 2019	$185,489	$(29,089)	$455	$(68,508)	$88,347
Common stock issued under employee plans	749	—	—	—	749
Shares withheld for net share settlement of RSUs	(28)	—	—	—	(28)
Equity-based compensation expense	751	—	—	—	751
Net loss	—	—	—	(480)	(480)
Other comprehensive loss	—	—	(84)	—	(84)
Common stock repurchases	—	(69)	—	—	(69)

Balance at September 28, 2019	$186,961	$(29,158)	$371	$(68,988)	$89,186

	Nine months ended September 28, 2019
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 29, 2018	$183,227	$(29,047)	$378	$(64,934)	$89,624
Common stock issued under employee plans	1,770	—	—	—	1,770
Shares withheld for net share settlement of RSUs	(296)	—	—	—	(296)
Equity-based compensation expense	2,260	—	—	—	2,260
Net loss	—	—	—	(4,054)	(4,054)
Other comprehensive loss	—	—	(7)	—	(7)
Common stock repurchases	—	(111)	—	—	(111)

Balance at September 28, 2019	$186,961	$(29,158)	$371	$(68,988)	$89,186

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three and nine months ended September 26, 2020 and September 28, 2019, are as follows.

	Three Months Ended			Nine Months Ended
	September 26, 2020
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total
	(In thousands)
Beginning balance	$306	$96	$402	$381	$43	$424
Other comprehensive income (loss) before reclassification	124	(24)	100	49	29	78
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income	124	(24)	100	49	29	78

Ending balance	$430	$72	$502	$430	$72	$502

	Three Months Ended			Nine Months Ended
	September 28, 2019
	Foreign currency	Unrealized holding gains on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$405	$50	$455	$405	$(27)	$378
Other comprehensive income (loss) before reclassification	(87)	3	(84)	(87)	80	(7)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive loss	(87)	3	(84)	(87)	80	(7)

Ending balance	$318	$53	$371	$318	$53	$371

Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At September 26, 2020, $10.4 million remains available for future stock repurchases under the repurchase program.
The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	15	98	24
Cost of stock repurchased	$—	$69	$393	$111
Average price paid per share	$—	$4.65	$3.97	$4.67

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac records treasury stock purchases under the cost method using the first-in,
first-out
(FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in
capital. If Intevac reissues treasury stock at an amount below its acquisition cost and additional paid-in
capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against the accumulated deficit.

12.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except per share amounts)
Net loss	$(357)	$(480)	$(57)	$(4,054)

Weighted-average shares – basic	23,771	23,130	23,605	22,992
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	23,771	23,130	23,605	22,992

Net loss per share – basic	$(0.02)	$(0.02)	$(0.00)	$(0.18)

Net loss per share – diluted	$(0.02)	$(0.02)	$(0.00)	$(0.18)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

13.	Segment Reporting
Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of September 26, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Information for each reportable segment for the three and nine months ended September 26, 2020 and September 28, 2019 is as follows:
Net Revenues

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
TFE	$9,367	$17,116	$33,925	$49,325
Photonics	12,198	9,183	35,323	24,116

Total segment net revenues	$21,565	$26,299	$69,248	$73,441

Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
TFE	$(1,661)	$(1,542)	$(4,366)	$(3,434)
Photonics	3,032	2,268	9,480	3,114

Total segment operating income (loss)	1,371	726	5,114	(320)

Unallocated costs	(1,519)	(1,159)	(4,258)	(3,038)

Income (loss) from operations	(148)	(433)	856	(3,358)
Interest income and other income (expense), net	8	126	212	448

Income (loss) before provision for income taxes	$(140)	$(307)	$1,068	$(2,910)

Total assets for each reportable segment as of September 26, 2020 and December 28, 2019 are as follows:
Assets

	September 26, 2020	December 28, 2019
	(In thousands)
TFE	$45,819	$51,153
Photonics	19,049	22,071

Total segment assets	64,868	73,224

Cash, cash equivalents and investments	48,661	42,024
Restricted cash	787	787
Deferred income taxes	5,736	6,252
Other current assets	1,145	752
Common property, plant and equipment	1,461	1,307
Common operating lease right-of-use assets	1,711	1,898
Other assets	—	78

Consolidated total assets	$124,369	$126,322

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.	Income Taxes
Intevac recorded income tax provisions of $
217,000
and $1.1 million for the three and nine months ended September 26, 2020, respectively, and $
173,000
and $1.1 million for the three and nine months ended September 28, 2019, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine month periods ended September 26, 2020 Intevac recorded income tax provisions on earnings of its international subsidiaries of $111,000 and $659,000, respectively, and recorded $98,000 and $471,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 28, 2019, Intevac recorded income tax provisions on earnings of its international subsidiaries of $48,000 and $611,000, respectively, and recorded $130,000 and $534,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The Inland Revenue Authority of Singapore (“IRAS”) conducted a review of the fiscal 2009 through 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS challenged the Company’s tax position with respect to certain deductions. The Company paid all contested taxes and the related interest to have the right to defend its position under Singapore tax law. In October 2020, the Company received an unfavorable decision on its appeal to the Singapore High Court. Management is considering a further appeal to the Court of Appeal, which must be made within thirty days of the High Court decision. As of September 26, 2020, the $915,000 contested tax deposit reported on its balance sheet was fully reserved.
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
economic measures and determined the impact on our financial position at September 26, 2020 and on the results of operations and cash flows for the three and nine months then ended as well as anticipated future benefits for the remainder of fiscal 2020 to be as follows.
Under the CARES Act, we have elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $763,000 of the employer portion of payroll taxes estimated to be incurred between March 27, 2020 and December 31, 2020. The deferred payroll tax liability of $547,000 at September 26, 2020 is included in other long-term liabilities on the condensed consolidated balance sheets. The Company will also utilize the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not expected to be significant. Additionally, the CARES Act accelerates the timing of the refund for alternative minimum tax (“AMT”) credits. The entire balance of the income tax refund receivable of $157,000 was received in July 2020.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac expects to receive approximately $554,000 in JSS grants in fiscal 2020. During the quarter ended September 26, 2020, the Company received $124,000 in JSS grants, of which $72,000 is reported as a reduction of cost of net revenues, $20,000 is reported as a reduction of R&D expenses and $32,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. During the nine months ended September 26, 2020, the Company received $434,000 in JSS grants, of which $252,000 is reported as a reduction of cost of net revenues, $68,000 is reported as a reduction of R&D expenses and $114,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Restructuring Charges
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The cost of implementing the Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Cost Reduction Plan occurred in the third quarter of fiscal 2020. Implementation of the Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the Cost Reduction Plan for the three and nine months ended September 26, 2020 were as follows.

Three and Nine Months Ended September 26, 2020
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	103
Cash payments made	(103)

Ending balance	$—

16.	Contingencies
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
The following table presents certain significant measurements for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$21,565	$26,299	$(4,734)	$69,248	$73,441	$(4,193)
Gross profit	$9,300	$8,778	$522	$28,876	$24,375	$4,501
Gross margin percent	43.1%	33.4%	9.7 points	41.7%	33.2%	8.5 points
Income (loss) from operations	$(148)	$(433)	$285	$856	$(3,358)	$4,214
Net loss	$(357)	$(480)	$123	$(57)	$(4,054)	$3,997
Net loss per diluted share	$(0.02)	$(0.02)	$0.00	$(0.00)	$(0.18)	$0.18

Net revenues for the third quarter of fiscal 2020 decreased compared to the same period in the prior year primarily due to lower equipment sales to PV manufacturers, offset in part by higher equipment sales to HDD manufacturers, higher Photonics product sales and higher Photonics contract research and development (“R&D”). TFE did not recognize revenue on any systems in the third quarter of fiscal 2020. TFE recognized revenue on five ENERG
i
solar ion implant systems in the third quarter of fiscal 2019. During the third quarter of fiscal 2020, the Company received $124,000 in government assistance related to
COVID-19
from the government of Singapore of which $72,000 was reported as a reduction of cost of net revenues, $20,000 was reported as a reduction of R&D expenses and $32,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a smaller net loss for the third quarter of fiscal 2020 compared to the third quarter of 2019 due to higher gross profit, offset in part by lower revenues and higher spending on R&D and selling, general and administrative expenses.
Net revenues for the first nine months of fiscal 2020 decreased compared to the same period in the prior year primarily due to lower equipment sales to PV manufacturers and lower equipment sales to HDD manufacturers, offset in part by higher Photonics product sales and higher Photonics contract R&D. TFE recognized revenue in the first nine months of fiscal 2020 on two 200 Lean
HDD systems compared to two 200 Lean
HDD systems and nine ENERG
i
solar ion implant systems in the first nine months of fiscal 2019. During the nine months of fiscal 2020, the Company received $434,000 in government assistance related to
COVID-19
from the government of Singapore of which $252,000 was reported as a reduction of cost of net revenues, $68,000 was reported as a reduction of R&D expenses and $114,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a smaller net loss for first nine months of fiscal 2020 compared to first nine months of fiscal 2019 due to higher gross profit and lower spending on R&D, offset in part by lower revenues and higher selling, general and administrative expenses.
Intevac expects that HDD equipment sales for 2020 will be down from 2019 levels as an HDD manufacturer took delivery of the two remaining 200 Lean HDD systems in backlog. In 2020, Intevac expects lower sales of new TFE products as we expect delays in orders and revenue recognition for both our VERTEX system and solar ion implant ENERGi system. We expect these delays in orders and revenue recognition for our TFE products will continue into 2021. Both evaluation systems at customer factories are expected to be recognized as revenue in 2021. In 2020, we expect increased product revenue in Photonics as we continue to deliver product shipments of the Apache camera and the night-vision camera modules for the F35 Joint Strike Fighter (“JSF”) program. In 2020, we expect increased contract R&D revenue as development work continues on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program. For fiscal 2020, Intevac expects that Photonics profits will be higher than for fiscal 2019 as Photonics results will reflect higher revenue levels.
The Impact of
COVID-19
We are unable to accurately predict the possible future effect of the
COVID-19
outbreak on the Company, which could be material to our 2020 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions and/or travel restrictions and border closures. As the economic impact of the
COVID-19
pandemic becomes more clear as the year progresses, we could see significant changes to our operations. Our factories in California and Singapore remain open as both TFE and Photonics businesses are within the critical infrastructure sectors. We have experienced pandemic-related delays in our TFE evaluation and development work. In response to
COVID-19,
we have implemented initiatives to safeguard our employees in this time of crisis. We have implemented work-from-home protocols and all employees that can do so are working remotely and will continue to do so until restrictions are lifted by the applicable authorities in the United States, Singapore and China. The Company has been providing a bi-weekly
update to its Board of Directors highlighting the impacts of
COVID-19
on its employees, business and financial condition. The following discussion highlights how we are responding and the expected impacts of
COVID-19
on our business.
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
Economic Relief
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac expects to receive approximately $554,000 in JSS grants in fiscal 2020. During the three and nine months ended September 26, 2020, the Company received $124,000 and $434,000, respectively in JSS grants. As previously mentioned, under the CARES Act we have elected to defer the payment of the employer portion of payroll taxes and will receive tax benefits from the employee-retention-tax
credit.

For the three and nine months ended September 26, 2020, the Company’s expenses included approximately $32,000 and $101,000 respectively due to costs related to actions taken in response to
COVID-19.
Results of Operations
Net revenues

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands)
TFE	$9,367	$17,116	$(7,749)	$33,925	$49,325	$(15,400)
Photonics:
Contract R&D	6,538	5,209	1,329	17,659	13,476	4,183
Products	5,660	3,974	1,686	17,664	10,640	7,024

	12,198	9,183	3,015	35,323	24,116	11,207

Total net revenues	$21,565	$26,299	$(4,734)	$69,248	$73,441	$(4,193)

TFE revenue for the three months ended September 26, 2020 decreased compared to the same period in the prior year as a result of lower sales of systems, offset in part by higher sales of technology upgrades, service and spare parts. TFE revenue for the three months ended September 26, 2020 did not include any systems. TFE revenue for the three months ended September 28, 2019 included five ENERG
i
solar ion implant systems. TFE revenue for the nine months ended September 26, 2020 decreased compared to the same period in the prior year as a result of lower sales of systems and technology upgrades, offset in part by higher sales of service and spare parts. TFE recognized revenue in the first nine months of fiscal 2020 on two 200 Lean
HDD systems. TFE recognized revenue in the first nine months of fiscal 2019 on two 200 Lean
HDD systems and nine ENERG
i
solar ion implant systems.
Photonics revenue for the three and nine months ended September 26, 2020 increased compared to the same periods in the prior year as a result of higher product sales revenues and higher contract R&D work.
Backlog

	September 26, 2020	December 28, 2019	September 28, 2019
	(In thousands)
TFE	$18,092	$21,391	$39,310
Photonics	45,159	71,015	76,123

Total backlog	$63,251	$92,406	$115,433

TFE backlog at September 26, 2020 did not include any systems. TFE backlog at December 28, 2019 included two 200 Lean HDD systems. TFE backlog at September 28, 2019 included four 200 Lean HDD systems.
Revenue by geographic region

	Three Months Ended			Three Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$1,764	$12,079	$13,843	$478	$9,050	$9,528
Asia	7,536	—	7,536	16,638	—	16,638
Europe	67	119	186	—	133	133

Total net revenues	$9,367	$12,198	$21,565	$17,116	$9,183	$26,299

	Nine Months Ended			Nine Months Ended
	September 26, 2020			September 28, 2019
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,596	$35,060	$37,656	$995	$23,578	$24,573
Asia	31,262	—	31,262	48,330	—	48,330
Europe	67	263	330	—	538	538

Total net revenues	$33,925	$35,323	$69,248	$49,325	$24,116	$73,441

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in the first nine months of fiscal 2020 versus the first nine months of fiscal 2019 reflected higher Photonics product sales and higher Photonics contract R&D work. The decrease in sales to the Asia region in the first nine months of fiscal 2020 versus the first nine months of fiscal 2019 reflected lower equipment sales to PV manufacturers and HDD manufacturers. Sales to the Asia region in the first nine months of fiscal 2020 included two 200 Lean
HDD systems versus two 200 Lean HDD systems and nine ENERG
i
solar ion implant systems in the first nine months of fiscal 2019. Sales to the Europe region in the first nine months of fiscal 2020 and the first nine months of fiscal 2019 were not significant.
Gross profit

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$4,075	$4,825	$(750)	$13,622	$15,958	$(2,336)
% of TFE net revenues	43.5%	28.2%		40.2%	32.4%
Photonics gross profit	$5,225	$3,953	$1,272	$15,254	$8,417	$6,837
% of Photonics net revenues	42.8%	43.1%		43.2%	34.9%
Total gross profit	$9,300	$8,778	$522	$28,876	$24,375	$4,501
% of net revenues	43.1%	33.4%		41.7%	33.2%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 43.5% in the three months ended September 26, 2020 compared to 28.2% in the three months ended September 28, 2019 and was 40.2% in the nine months ended September 26, 2020 compared to 32.4% in the nine months ended September 28, 2019. Gross margin for the three and nine months ended September 28, 2019 reflected the sale of lower margin ENERG
i
solar ion implant systems. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Photonics gross margin was 42.8% in the three months ended September 26, 2020 compared to 43.1% in the three months ended September 28, 2019 and was 43.2% in the nine months ended September 26, 2020 compared to 34.9% in the nine months ended September 28, 2019. Gross margin for the three months ended September 26, 2020 was flat versus the same period in the prior year. The improvement in gross margin for the nine months ended September 26, 2020 was due to higher revenue levels and improved margins on both products and contract R&D work. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.

Research and development

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands)
Research and development expense	$3,603	$3,596	$7	$10,594	$11,013	$(419)
Research and development spending in TFE during the three months ended September 26, 2020 decreased slightly compared to the same period in the prior year due to lower spending on DCP and HDD development, offset in part by higher spending on semiconductor
Fan-out
and PV development. Research and development spending in TFE during the nine months ended September 26, 2020 decreased compared to the same period in the prior year due to lower spending on HDD, DCP and PV development, offset in part by higher spending on semiconductor
Fan-out
development. TFE spending consisted primarily of DCP, semiconductor
Fan-out,
HDD and PV development. Research and development spending increased in Photonics during the three and nine months ended September 26, 2020, as compared to the same period in the prior year, primarily related to higher spending on the development of the next generation of our low light level CMOS camera. Research and development spending decreased in Photonics during the nine months ended September 26, 2020, as compared to the same period in the prior year, primarily related to lower spending on the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $3.9 million and $10.4 million for the three and nine months ended September 26, 2020 respectively, or $3.3 million and $9.3 million for the three and nine months ended September 28, 2019 respectively, which are related to customer-funded Photonics contract R&D programs and therefore included in cost of net revenues.
Selling, general and administrative

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,845	$5,615	$230	$17,426	$16,720	$706
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended September 26, 2020 increased compared to the same period in the prior year primarily due to higher variable compensation expenses and incremental costs to launch our Diamond Dog
e-commerce
website. Selling, general and administrative expenses for the nine months ended September 26, 2020 increased compared to the same period in the prior year primarily due to higher variable compensation expenses and incremental
e-commerce
costs, offset in part due to lower spending to support a customer evaluation.
Cost reduction plan
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The total cost of implementing the Cost Reduction Plan was $103,000 of which $16,000 was reported under cost of net revenues and $87,000 was reported under operating expenses. Substantially all cash outlays in connection with the Cost Reduction Plan were completed in the third quarter of fiscal 2020. Implementation of the Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
Interest income and other income (expense), net

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$8	$126	$(118)	$212	$448	$(236)
Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets and earnout income from divestitures.

Interest income and other income (expense), net in the three months ended September 26, 2020 included $46,000 of interest income on investments and various other income of $3,000, offset in part by $41,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 26, 2020 included $247,000 of interest income on investments and various other income of $12,000, offset in part by $47,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended September 28, 2019 included $143,000 of interest income on investments and various other income of $19,000, offset in part by $36,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 28, 2019 included $445,000 of interest income on investments, $20,000 of earnout income from a divestiture and various other income of $54,000, offset in part by $71,000 of foreign currency losses. The decrease in interest income in the three and nine months ended September 26, 2020 resulted from lower interest rates and lower invested balances compared to the same period in 2019.
Provision for income taxes

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	Change over prior period	September 26, 2020	September 28, 2019	Change over prior period
	(In thousands)
Provision for income taxes	$217	$173	$44	$1,125	$1,144	$(19)
Intevac recorded income tax provisions of $217,000 and $1.1 million for the three and nine months ended September 26, 2020, respectively, and $173,000 and $1.1 million for the three and nine months ended September 28, 2019, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine month periods ended September 26, 2020, Intevac recorded income tax provisions on earnings of its international subsidiaries of $111,000 and $659,000, respectively, and recorded $98,000 and $471,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 28, 2019, Intevac recorded income tax provisions on earnings of its international subsidiaries of $48,000 and $611,000 respectively, and recorded $130,000 and $534,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
Liquidity and Capital Resources
At September 26, 2020, Intevac had $49.4 million in cash, cash equivalents, restricted cash and investments compared to $42.8 million at December 28, 2019. During the first nine months of fiscal 2020, cash, cash equivalents, restricted cash and investments increased by $6.6 million due primarily to cash provided by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by purchases of fixed assets, cash used for repurchases of common stock and tax payments for net share settlement.
Cash, cash equivalents, restricted cash and investments consist of the following:

	September 26, 2020	December 28, 2019
	(In thousands)
Cash and cash equivalents	$27,245	$19,767
Restricted cash	787	787
Short-term investments	18,342	16,720
Long-term investments	3,074	5,537

Total cash, cash equivalents, restricted cash and investments	$49,448	$42,811

Operating activities generated cash of $7.8 million during the first nine months of fiscal 2020 and used cash of $1.1 million during the first nine months of 2019. Improved operating cash flow in the first nine months of fiscal 2020 was primarily a result of recognition of a smaller net loss and decreased investments in working capital during the first nine months of fiscal 2020.
Accounts receivable totaled $23.2 million at September 26, 2020 compared to $28.6 million at December 28, 2019. Net inventories totaled $23.6 million at September 26, 2020 compared to $24.9 million at December 28, 2019. Net inventories at September 26, 2020 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at September 26, 2020 also included one VERTEX SPECTRA system for DCP at Intevac’s factory. Accounts payable increased to $4.5 million at September 26, 2020 from $4.2 million at December 28, 2019 due to increased manufacturing activities. Accrued payroll and related liabilities was $6.5 million at both September 26, 2020 and December 28, 2019. Other accrued liabilities decreased to $2.3 million at September 26, 2020 compared to $3.6 million at December 28, 2019. Customer advances decreased from $4.0 million at December 28, 2019 to $1.1 million at September 26, 2020, primarily due the recognition of revenue offset in part by the recognition of new orders.
Investing activities used cash of $1.5 million during the first nine months of fiscal 2020. Proceeds from sales net of purchases of investments totaled $879,000. Capital expenditures for the nine months ended September 26, 2020 were $2.3 million.
Financing activities generated cash of $1.1 million in the first nine months of fiscal 2020. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.9 million. Tax payments related to the net share settlement of restricted stock units were $364,000. Cash used to repurchase shares of common stock under the Company’s stock repurchase program totaled $393,000 for the nine months ended September 26, 2020.
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
As of September 26, 2020, approximately $14.3 million of cash and cash equivalents and $3.4 million of short term investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $1.0 million to $1.6 million in capital expenditures during the remainder of 2020.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of September 26, 2020. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
For a description of critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form
10-K
for the year ended December 28, 2019 filed with the SEC on February 12, 2020. There have been no material changes to our critical accounting policies during the nine months ended September 26, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Form
10-Q
for the quarter ended September 26, 2020, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 26, 2020.
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
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 26, 2020, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended September 26, 2020.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial statements from the Registrant’s Quarterly Report on Form
10-Q
for the quarter ended September 26, 2020, formatted in Inline XBRL (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

INTEVAC, INC.

Date: October 27, 2020	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 27, 2020	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)