Form 10-K
period 2021-01-02
INTEVAC INC
filed 2021-02-17
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of June 27, 2020, the aggregate market value of voting and non-voting
stock held by
non-affiliates
of the registrant was approximately $124,191,554 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 12, 2021,
24,089,621 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K.

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
TFE Segment
Hard Disk Drive (“HDD”) Equipment Market
Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 65% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital and its wholly-owned subsidiary HGST, Fuji Electric and Showa Denko.
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
Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial volume shipments of both HAMR and EAMR-based HDDs began in 2020. Intevac believes that leading manufacturers of magnetic media that are using Intevac systems for the development of these new technologies, will create a significant market opportunity for systems upgrades in support of the media evolution required by these new technologies as they are more widely adopted.
Display Cover Panel (“DCP”) Market
Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.
DCPs are found in products including smartphones, tablet PCs, wearable devices, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2020, approximately 1.55 billion smartphones, 150 million tablet PCs and 91 million smart watches were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.7 billion units will ship by 2024, representing a CAGR of 2.3% for the 2020 – 2024 time period.
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
The types of coatings typically found on DCPs of electronic devices include: Scratch Protection (“SP”) coatings, Anti-Reflection (“AR”) coatings, Anti-Fingerprint (“AF”) and
Non-Conductive
Vacuum Metallization (“NCVM”) coatings.
SP coatings generally consist of hard thin films deposited onto the surface of the DCP. Their primary function is to provide enhanced protection against the incidence of scratch, but they can also provide greater breakage resistance. Intevac has developed and is currently marketing a SP coating known as Optical Diamond-like-Carbon (“oDLC
®
”) utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. The oDLC coating has demonstrated scratch protection benefits reflecting a greater than 20 times improvement over current standard cover glass under stainless steel ball Taber scratch testing. Furthermore, using a
Ring-on-Ring
(“RoR”) test, cover glass with our oDLC coating provides a greater than 20 percent increase in breakage resistance strength over cover glass without the oDLC coating. Intevac expects that the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for oDLC.
In 2019, Intevac released DiamondClad
®
protective coating. DiamondClad is a proprietary multi-step process that improves upon our original single film solution, oDLC. Developed in-house
utilizing the ion beam source technology released in 2018, DiamondClad now performs similarly to sapphire in scratch testing at the Mohs scale of material hardness 8 standard, compared to the industry standard glass with anti-fingerprint or AF coatings, which scratches at a Mohs 5 level. DiamondClad coating outperforms standard cover glass by a factor of 4 in Taber wear testing, and by a factor of 4 to 6 times in use-case
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
With increasing adoption of wireless charging and the 5G standard of wireless communication, smartphone manufacturers are significantly expanding use of DCPs on the backside of devices. This transition is essential to ensure that the backside cover, which previously was metallic, does not interfere with the wireless signals. NCVM coatings are a new type of color film coating, applied for decorative purposes, to the backside DCP. When applied to the exterior, the NCVM coating provides a pleasing aesthetic and gives manufacturers flexibility with color customization. Decorative NCVM coatings have evolved from single color to multiple colors with complex transitions. Intevac has developed a proprietary technology that enables the creation of uniquely patterned NCVM coatings for the phone back cover. Several leading handset manufacturers are currently evaluating this technology for potential incorporation into their upcoming phone models.
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
DIAMOND DOG
®
Screen Protectors
In fiscal 2020, Intevac launched DIAMOND DOG
®
screen protectors for mobile devices with DiamondClad
®
tempered glass, a consumer product. DIAMOND DOG provides long-lasting mobile device screen protection and performance. The DIAMOND DOG screen protector features the patented DiamondClad diamond-like carbon coating technology, which is designed to help protect phones and preserve their brand-new
look. The screen protector is custom fit for iPhone and Samsung models. Lab tests show DIAMOND DOG screen protectors provide up to 6 times better scratch protection, up to 5 times more abrasion protection, up to
4-6
times longer anti-fingerprint protection, and up to 3 times better breakage protection. During fiscal 2020 sales of DIAMOND DOG screen protectors were not significant.
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
The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. More than 120 gigawatts of solar capacity were added globally in 2020, rising 7.1%
year-on-year,
but the rate is expected to taper off to a modest growth of 4.1% in 2021. Intevac expects that 2021 will continue to be challenging for the solar industry due to further declines in solar panel pricing.
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
®
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
Smartphones from OEMs including Apple, Samsung, Xiaomi, OPPO and others incorporate fan-out
packaged components, as do most
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
Product Table
The following table presents a representative list of the TFE products that we offered during fiscal 2020 and fiscal 2019.

TFE Products	Applications and Features
HDD Equipment Market

200 Lean ® Disk Sputtering System
•  Uses PVD and chemical vapor deposition (“CVD”) technologies.
•  Deposits magnetic films,
non-magnetic
films and protective carbon-based overcoats.
•  Provides high-throughput for small-substrate processing.
•  Over 164 units installed.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.

DCP Market

INTEVAC VERTEX ® System
•  Utilizes vertical sputtering for multiple film types.
•  Provides high-throughput for small-substrate processing.
•  Uses patented carbon deposition source.
•  Modular design enables expandability.
•  Enables
low-temperature
processing.

INTEVAC VERTEX ® Spectra System
•  Extension of the VERTEX system.
•  Incorporates multiple source technologies in a single system.
•  Uses proprietary ion beam processing for deposition and etching.
•  Enables unique patterned NCVM and hard AR coatings.

INTEVAC VERTEX ® Marathon System	• Versatile platform for high volume manufacturing of multi-step, multi-layer optical coatings. • Enables diverse coatings — DiamondClad, patterned NCVM and AR films.

DIAMOND DOG ®
•  Screen protectors for mobile devices, a consumer product line with DiamondClad tempered glass.
•  Provides long lasting protection against scratches and abrasion.
•  Preserves screen clarity and anti-fingerprint performance.

Solar PV Market

INTEVAC MATRIX PVD System
•  Deposits electrical contacts and conductor layers, reflective layers, and transparent conductive oxide layers, all of which are critical to the efficiency of solar cells.
•  Includes patented Linear Scanning Magnetic Array (“LSMA”) magnetron source, with industry-leading target utilization rate of over 65 percent.
•  Provides high-throughput for small-substrate processing.

INTEVAC MATRIX Implant System	• Utilizes the chambers and transport mechanism of the MATRIX platform while using the implant sources from the ENERG i system.

ENERG i ® Implant System	• Supports both phosphorus and boron dopant technologies. • Extendable to new advanced solar cell structures.

TFE Products	Applications and Features
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

Photonics Segment
Photonics Market
Intevac Photonics develops, manufactures and sells compact, high-sensitivity digital-optical products for the capture and display of extreme low-light
images. These products incorporate high resolution digital night-image sensors operating in the visible and near infrared (“NIR”) light spectrums and are based on Intevac’s proprietary EBAPS
®
(Electron Bombarded Active Pixel Sensor) technology.
Photonics products primarily address the high-performance military night-vision market. Our products provide digital imagery in extremely low-light
level conditions. Intevac provides these products for military aircraft including the U.S. Army
AH-64
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
Long-Range Target Identification
Intevac provides the Laser Illuminated Viewing and Ranging (“LIVAR
®
”) shortwave-infrared camera for long range military night-time surveillance systems that can identify targets at distances of up to twenty kilometers. Photonics’ LIVAR camera is incorporated into long range target identification systems manufactured by a major defense contractor.

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
Photonics’ MicroVista
®
product line of commercial compact and lightweight
low-light
Complementary Metal–Oxide–Semiconductor (“CMOS”) cameras provides high sensitivity in the ultraviolet, visible or NIR regions of the spectrum for use in industrial inspection, bio-medical
and scientific applications. These cameras are primarily sold through distribution channels and to original equipment manufacturers.
Customer Concentration
Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.
The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2020 and 2019.

	2020	2019
Seagate Technology	42%	49%
U.S. Government	29%	20%
Elbit Systems of America	12%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	*	14%
* Less than 10%
Intevac expects that sales of Intevac’s products to relatively few customers will continue to account for a high percentage of Intevac’s revenues in the foreseeable future.
Foreign sales accounted for 47% of revenue in fiscal 2020 and 67% of revenue in fiscal 2019. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s TFE revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Fuji Electric and Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers include several major solar cell manufacturers. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Portugal and Singapore.

Competition
The principal competitive factors affecting the markets for Intevac TFE products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Centrotherm Photovoltaics, Jusung, Kingstone, Von Ardenne and Belight Technology. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun, Shincron and Hongda, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including DLC, NCVM and AR. Intevac’s competitors for PVD processes in the fan-out
packaging market include the companies SPTS Technologies (a KLA company), Evatec AG, ULVAC Technologies, Inc., Tango Systems, Inc. (an Applied Materials company) and ASM NEXX, Inc. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.
The principal competitive factors affecting Photonics products include price, extreme low-light
level performance, power consumption, resolution, size, ease of integration, reliability, spectral band, reputation and customer support and service. Intevac faces substantial competition for Photonics products, and many competitors have substantially greater resources and brand recognition. In the military market for soldier and helicopter night vision goggles, Elbit Systems and L3Harris Technologies are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in
Generation-III
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
Intevac provides process and applications support, customer training, installation, start-up
assistance and post-installation service support to Intevac’s TFE customers. Intevac supports US customers from Intevac headquarters in Santa Clara, California, and has field offices in Singapore, China, and Malaysia to support customers in Asia.
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
Government Regulations
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We instituted various training programs to educate our employees on compliance with governmental regulations, as well as applied legal and ethical practices in our everyday work. We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocates the cost of these activities to all functions, except where the cost can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in California and Singapore are particularly rigorous and set a high standard of compliance. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in these jurisdictions. We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations) have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source components. Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many federal and state laws materially affect our operations. These laws relate to ethics, labor, tax, and employment matters. As any employer is, we are subject to federal and state statutes and regulations governing their standards of business conduct with the government, including that government contracts typically contain provisions permitting government clients to terminate contracts without cause with limited notice or compensation. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. As with any commercial enterprise, we cannot predict with certainty the nature or direction of the development of federal statutes and regulations that will affect its business operations.
Human Capital Resources
General Information About Our Human Capital Resources
As of January 2, 2021, we had 269 employees, including 3 contract employees. Approximately 71% of our employees are located in the United States and 29% are located in Asia. Of our total workforce, 86 employees are involved in research and development; 115 employees are involved in operations, manufacturing, service and quality assurance; and 68 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions.
Core Principles
Our core values are integral to our Company culture. We pride ourselves in providing a safe and positive work environment where mutual respect and ethical conduct is a core value. We believe in continuous learning and professional development and provide employees with opportunities to grow.
Community Involvement
Our employees are committed to making a difference in the community by actively volunteering and fundraising for many charities, including American Cancer Society, Second Harvest, Human Society, Make a Wish, and Salvation Army.
Health and Safety
The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Annual participation in trainings related to ethics, environment, health and safety, and emergency responses are at or near 100%.
Refer to “Impact of
COVID-19”
included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on actions taken by the Company to support its employees in response to the
COVID-19
pandemic.
Talent Management
We regularly monitor and review with management human capital metrics that are key to our business, including hiring statistics, promotion rates, turnover rates, career growth and development, and diversity and inclusion.

Hiring Practices
It is our policy to hire and promote the best-qualified person for the job and comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our good faith outreach efforts are designed to ensure that there are no barriers for members of any group and to encourage interest by all qualified persons. We believe our actions enhance diversity, including recruiting at venues representing women, minorities and U.S. military veterans.
Turnover
We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained engineering, manufacturing and operating personnel. The average tenure of our employees is 9.8 years in the United States and 9.5 years in Asia.
Diversity and Inclusion
Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. We believe that a diverse and motivated workforce is vital to our success. We strive to advance diversity and inclusion through various talent acquisition programs to attract, retain and develop a diverse, highly-skilled work force. We conduct employee surveys to provide on-going
feedback on how we are doing against our commitment to treat all employees fairly and provide equal opportunity in an environment free of discrimination. Our diversity and inclusion principles are also reflected in our employee training, in particular by educating employees about our policies against harassment and bullying and about the elimination of bias in the workplace.
Management Team
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and business unit leaders average approximately 25 years of industry experience. They are supported by an experienced and talented professional team.
Training and Talent Development
We are committed to the continued development of our employees. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. We are committed to identifying and developing the talents of our next generation leaders. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. We also provide technical, professional and leadership training to our employees. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning opportunities.
Compensation and Benefits
We strive to offer employees regionally competitive compensation and benefits that are aligned to our values. All employees receive a base salary, incentive compensation and welfare benefits. Depending on the region, benefits include medical, dental and vision coverage, short and long-term disability income protection, flexible spending plans (health, dependent and limited flexible spending) and basic and supplemental life insurance, accidental death and dismemberment insurance and retirement savings plan. Intevac pays the majority or all of the costs for these benefits.
We have various employee incentive plans. Our profit-sharing plan provides for the distribution of a percentage of pre-tax
profits to substantially all of our employees not eligible for other performance-based incentive plans. Our executives and key contributors participate in bonus plans based on the achievement of profitability and other individual performance goals and objectives.
To foster a stronger sense of ownership and align the interests of employees with our stockholders we grant equity-based awards, including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to eligible employees. We also have an employee stock purchase plan, which provides employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 3 to the consolidated financial statements for a description of these plans.

Oversight and Management
As noted in its charter, our Compensation Committee is responsible for periodically reviewing our employee programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies.
Information about our Executive Officers
Certain information about our executive officers as of February 17, 2021 is listed below:

Name	Age	Position
Executive Officers:
Wendell T. Blonigan	59	President and Chief Executive Officer
James Moniz	63	Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer
Timothy Justyn	58	Executive Vice President and General Manager, Photonics
Jay Cho	56	Executive Vice President and General Manager, TFE

Other Key Officers:
Verle Aebi	66	Chief Technology Officer, Photonics
Terry Bluck	61	Chief Technology Officer, TFE
Kimberly Burk	55	Senior Vice President, Global Human Resources
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
Risks Related to Our Business
The industries we serve are cyclical, volatile and unpredictable.
A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. Our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. Sales of systems and upgrades for magnetic disk production in 2019 were slightly down from the levels in 2018 as this customer took delivery of four systems. Sales of systems and upgrades for magnetic disk production in 2020 were down from the levels in 2019 as this customer took delivery of only two systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2021 will be at levels lower than the levels in 2020.
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
Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, may adversely impact our sales and operating results. In addition, a significant outbreak, epidemic, or pandemic of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services. Our factory in Singapore was given notice by the Singapore government to suspend all on-site
activities on April 27, 2020. We appealed this notice and were provided an exemption on May 14, 2020. We were temporarily required to limit the number of employees on site at our Singapore factory but these restrictions were lifted on June 2, 2020. We are unable to accurately predict the possible future effect on the Company, which could be material to our 2021 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of
COVID-19,
the success of actions taken to contain or treat
COVID-19,
and reactions by consumers, companies, governmental entities and capital markets. Any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of
COVID-19,
could, among other things, require the Company to extend mandatory work-from-home protocols resulting in additional expenses and strain on the business as well as adversely impact its supply chain.
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
In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, Intevac faces competition from large established competitors including Centrotherm Photovoltaics, Jusung, Kingstone, Von Ardenne and Belight Technology. In the market for our military imaging products we experience competition from companies such as Elbit Systems, L3Harris Technologies and Photonis. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the DCP and PV equipment markets. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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
Risks Related to Our Intellectual Property
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
Risks Related to Government Regulation
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
General Risk Factors
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
has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 2, 2021, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage	Principal Use
Santa Clara, California	169,583	Corporate Headquarters; TFE and Photonics Marketing, Manufacturing, Engineering and Customer Support
Singapore	31,947	TFE Manufacturing and Customer Support
Malaysia	1,291	TFE Customer Support
Shenzhen, China	2,568	TFE Customer Support
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
Market Information
Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 17, 2021, there were 73 holders of record.
Recent Sales of Unregistered Securities
None.
Dividend Policy
We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.
Repurchases of Intevac Common Stock
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. At January 2, 2021, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended January 2, 2021.

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
Intevac’s results are driven by a number of factors, including success in its equipment growth initiatives in the DCP and solar markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, the end-user
demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film PVD application for protective coating for DCP manufacturing and a thin-film PVD application for PV solar cell manufacturing. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, and PV cells as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2020	2019	Change 2020 vs. 2019
	(in thousands, except percentages and per share amounts)
Net revenues	$97,824	$108,885	$(11,061)
Gross profit	$40,545	$40,868	$(323)
Gross margin percent	41.4%	37.5%	3.9 points
Operating income	$2,555	$3,925	$(1,370)
Net income	$1,056	$1,148	$(92)
Net income per diluted share	$0.04	$0.05	$(0.01)
Fiscal 2019 financial results reflected an improved environment as the Company resumed its growth trajectory. Intevac recognized revenue on four 200 Lean HDD systems. In 2019, Intevac recognized revenue on nine solar implant ENERG
i
systems. We also made significant progress in our TFE growth initiatives, placing evaluation tools with leading manufacturers in both the display cover glass market and the advanced semiconductor packaging market. In fiscal 2019, Photonics business levels were higher compared to the prior year due primarily to the $31.6 million U.S. Army IVAS contract award. Photonics continued to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program in fiscal 2019 and resumed shipments of the Apache camera in the second half of 2019. Fiscal 2019 net income was the result of higher net revenues and higher gross margins. During 2019, the Company received an unfavorable decision on its appeal to a tax audit in Singapore and recorded a charge of $732,000 which was included in the provision for income taxes. During fiscal 2019, the Company did not recognize an income tax benefit on its U.S. net operating loss.
Fiscal 2020 financial results reflected a challenging environment, partially as a result of the
COVID-19
pandemic. We continued to be profitable and grew cash, cash equivalents, restricted cash and investments in 2020 by $7.5 million to $50.4 million. Fiscal 2020 HDD equipment sales were lower than 2019 as Intevac recognized revenue on only two 200 Lean HDD systems, and there were no 200 Lean HDD systems in backlog at the end of 2020. Lower HDD systems revenue was offset in part by higher sales of upgrades, spare parts and service. In fiscal 2020, Photonics business levels were higher compared to the prior year due to higher product shipments as Photonics continued to deliver production shipments of the night-vision camera modules for the F35 Joint Strike Fighter program and the Apache camera and due to higher contract research and development (“R&D”) primarily from the IVAS contract award. Lower fiscal 2020 net income resulted from lower net revenues and higher operating expenses, offset in part by higher contributions from gross margins. Higher selling general and administrative expenses resulted primarily from higher variable compensation expenses and incremental
e-commerce
costs to launch our Diamond Dog
e-commerce
website. During fiscal 2020, the Company received $567,000 in government assistance related to
COVID-19
from the government of Singapore of which $328,000 was reported as a reduction of cost of net revenues, $90,000 was reported as a reduction of R&D expenses and $149,000 was reported as a reduction of selling, general and administrative expenses. During fiscal 2020, the Company did not recognize an income tax benefit on its U.S. net operating loss.
We believe fiscal 2021 will be a challenging year and Intevac does not expect be profitable in fiscal 2021, unless new orders are received sooner than anticipated. Intevac expects that 2021 HDD equipment sales will be lower than 2020 levels as although we expect higher 200 Lean HDD systems revenue, upgrade revenue is expected to be lower. In 2021, Intevac expects higher sales of new TFE products as we expect to: (i) convert the two systems under evaluation at customer factories to revenue and (ii) obtain follow on production orders for our VERTEX coating system for DCPs. In 2021, we expect product revenue in Photonics to decline slightly as we continue to deliver product shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. Shipments for the Apache camera under the current contract with the U.S. government concluded in the third quarter of 2020. In 2021, we expect decreased contract R&D revenue as development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program comes to a conclusion in early 2021. During fiscal 2021, the Company expects to receive $108,000 in government assistance related to
COVID-19
from the government of Singapore.
The Impact
of COVID-19
We are unable to accurately predict the possible future effect of the COVID-19 outbreak
on the Company, which could be material to our 2021 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions and/or travel restrictions and border closures. As the economic impact of the COVID-19 pandemic
becomes clearer as the year progresses, we could see significant changes to our operations. Our factories in California and Singapore remain open as both TFE and Photonics businesses are within the critical infrastructure sectors. We have experienced pandemic-related delays in our TFE evaluation and development work. In response to COVID-19, we
have implemented initiatives to safeguard our employees in this time of crisis. We have implemented work-from-home protocols and all employees that can do so are working remotely and will continue to do so until restrictions are lifted by the applicable authorities in the United States, Singapore and China. The following discussion highlights how we are responding and the expected impacts of COVID-19 on
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
meetings and
non-employee
visits to our locations, reduced room occupancies and eliminated non-essential
business travel. In the United States, the Company has educated employees on
COVID-19-related
benefits (including leave benefits) under the Families First Coronavirus Response Act (“FFCRA”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”). To further protect the health and welfare of our employees, we have also required employees who potentially have been exposed to
COVID-19
to self-quarantine for 14 days and have committed to paying these employees their normal wages during that quarantine period. To ease access to medical assistance, we are waiving co-payments
for
COVID-19
testing and telemedicine for those employees enrolled in our health insurance plans.
Business Continuity Team
We have robust pandemic and business continuity plans that include our business units and technology environments. When
COVID-19
was declared a pandemic, we activated our business continuity plan (the “Continuity Plan”). As an element of the Continuity Plan, we activated our Business Continuity Team (“BCT”), a group of senior corporate managers who directed a series of activities to address the health and safety of our workforce, assist employees, sustain business operations, coordinate communication and address our management concerning other ongoing pandemic activities. The BCT monitors guidelines published by the Centers for Disease Control and Prevention (“CDC”), the National Institutes of Health (“NIH”), the Occupational Safety and Health Administration (“OSHA”), the World Health Organization (“WHO”) and other state and local authorities, makes assessments of these guidelines and implements the appropriate protocols. The BCT established a
COVID-19
policy and continually updates this policy based on the latest guidance. All employees continuing to work on site and visitors were required to complete training on the Company’s
COVID-19
policy and any employees returning to work at our facilities are provided additional training prior to returning to work. The BCT also updated and revised policies related to visitors and travel to include COVID-19-related health
and safety measures related to the pandemic and updated the Continuity Plan to include a pandemic response appendix.
Productivity
There has been a modest decline in productivity for certain departments as our people adjusted to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity improved as our people adjusted to this significant change in work environment. The productivity level and ability of our employees to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, if there are interruptions in the internet infrastructure where our employees live or if internet service providers are otherwise adversely affected.
Community
We understand that the communities in which our employees live, work, and serve are also suffering distress as a result of COVID-19. Intevac
is committed to help source supplies for local healthcare providers fighting COVID-19, and
has donated all of its surplus N95 industrial masks and gloves to local hospitals and emergency responders.
Economic Relief
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $567,000 in JSS grants in fiscal 2020. Intevac expects to receive an additional $108,000 in JSS grants in fiscal 2021. As previously mentioned, under the CARES Act we have elected to defer the payment of the employer portion of payroll taxes and will receive tax benefits from the employee-retention-tax credit.
During fiscal 2020, the Company’s expenses included approximately $159,000 due to costs related to actions taken in response to COVID-19.
Results of Operations
Net revenues

	2020	2019	Change 2020 vs. 2019
	(in thousands)
TFE	$52,128	$73,678	$(21,550)
Photonics
Contract R&D	22,945	19,657	3,288
Products	22,751	15,550	7,201

	45,696	35,207	10,489

Total net revenues	$97,824	$108,885	$(11,061)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs and related equipment and system components; sales of low-light
imaging products; and revenue from contract R&D related to the development of electro-optical sensors, cameras and systems.
The decrease in TFE revenues in fiscal 2020 versus fiscal 2019 was due primarily to lower systems sales as TFE recognized revenue on two 200 Lean HDD systems, offset in part by increases in revenue recognized on technology upgrades, service and spare parts. In fiscal 2019, TFE revenue recognized four 200 Lean HDD systems and nine solar implant ENERG
i
systems, technology upgrades, service and spare parts.
Photonics revenues increased by 30% to $45.7 million in fiscal 2020 versus fiscal 2019. Photonics product revenue reflected higher unit shipments for the Apache camera shipments and for the F35 Joint Strike Fighter program night-vision camera. Contract R&D revenue in fiscal 2020 increased as a result of development on the IVAS program.
Backlog

	January 2, 2021	December 28, 2019
	(in thousands)
TFE	$5,623	$21,391
Photonics	41,317	71,015

Total backlog	$46,940	$92,406

TFE backlog at January 2, 2021 did not include any 200 Lean HDD systems. TFE backlog at December 28, 2019 included two 200 Lean HDD systems.
Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2020 and 2019.

	2020	2019
Seagate Technology	42%	49%
U.S. Government	29%	20%
Elbit Systems of America	12%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	*	14%
* Less than 10%

Revenue by geographic region

	2020			2019
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$6,450	$45,363	$51,813	$1,306	$34,664	$35,970
Asia	45,611	—	45,611	72,372	—	72,372
Europe	67	333	400	—	543	543

Total net revenues	$52,128	$45,696	$97,824	$73,678	$35,207	$108,885

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in 2020 versus 2019 reflected higher Photonics product sales, higher Photonics contract R&D work and higher HDD upgrade sales to U.S. customers. There were no TFE systems sold to factories in the U.S. in 2020 or 2019.
The decrease in sales to the Asia region in 2020 versus 2019 reflected lower system sales, offset in part by higher technology upgrade, service and spare parts sales. Sales to the Asia region in 2020 included two 200 Lean HDD systems. Sales to the Asia region in 2019 included four 200 Lean HDD systems and nine solar implant ENERG
i
systems.
Sales to the Europe region in 2020 and 2019 were not significant.
Gross margin

	Fiscal Year		Change 2020 vs. 2019
	2020	2019
	(in thousands, except percentages)
TFE gross profit	$22,417	$27,377	$(4,960)
% of TFE net revenues	43.0%	37.2%
Photonics gross profit	$18,128	$13,491	$4,637
% of Photonics net revenues	39.7%	38.3%
Total gross profit	$40,545	$40,868	$(323)
% of net revenues	41.4%	37.5%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 43.0% in fiscal 2020 compared to 37.2% in fiscal 2019. Fiscal 2020 gross margins improved over fiscal 2019 as a result of higher margins on upgrades. Fiscal 2019 gross margins reflected lower margins on the sale of nine solar implant ENERG
i
systems. Gross margins in the TFE business vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Photonics gross margin was 39.7% in fiscal 2020 compared to 38.3% in fiscal 2019. The improvement in gross margin for fiscal 2020 over fiscal 2019 is due primarily to higher revenue levels and improved margins on product sales, slightly offset by lower margins on contract R&D work. Manufacturing costs for digital night-vision products decreased in fiscal 2020 and 2019 as a result of cost reductions and yield improvements.
Research and development

	Fiscal Year		Change 2020 vs. 2019
	2020	2019
	(in thousands)
Research and development expense	$14,093	$14,309	$(216)
Research and development expense consists primarily of salaries and related costs of employees engaged in and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment, semiconductor
Fan-out
equipment and Photonics products.

TFE research and development spending in fiscal 2020 was flat compared to fiscal 2019 due to lower spending on semiconductor
Fan-out
and DCP development, offset by higher spending on HDD and PV development.
Research and development spending for Photonics decreased during 2020 as compared to fiscal 2019 primarily due to lower spending on the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $15.0 million and $12.3 million in 2020 and 2019, respectively, which are related to customer-funded contract R&D programs and therefore included in cost of net revenues.
Selling, general and administrative

	Fiscal Year		Change 2020 vs. 2019
	2020	2019
	(in thousands)
Selling, general and administrative expense	$23,897	$22,634	$1,263
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
Selling, general and administrative expenses increased in 2020 over the amount spent in 2019 primarily due to higher variable compensation expenses, incremental
e-commerce
costs to launch our Diamond Dog
e-commerce
website and higher bid and proposal costs in our Photonics segment, offset in part due to lower spending to support a customer evaluation.
Cost reduction plan
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Plan”), which reduced expenses and reduced its workforce by 1 percent. The total cost of implementing the 2020 Plan was $103,000, of which $16,000 was reported under cost of net revenues and $87,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2020 Plan were completed in fiscal 2020. Implementation of the 2020 Plan reduced salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
Interest income and other income (expense), net

	Fiscal Year		Change 2020 vs. 2019
	2020	2019
	(in thousands)
Interest income and other income (expense), net	$212	$582	$(370)
Interest income and other income (expense), net in fiscal 2020 included $284,000 of interest income on investments and $56,000 from the sale of scrap materials offset in part by $139,000 of foreign currency losses. Interest income and other income (expense), net in fiscal 2019 included $574,000 of interest income on investments and $20,000 in earnout income from a divestiture, offset in part by $85,000 of foreign currency losses. The decrease in interest income in 2020 over 2019 reflected lower interest rates on Intevac’s investments and lower invested balances.
Provision for income taxes

	Fiscal Year		Change 2020 vs. 2019
	2020	2019
	(in thousands)
Provision for income taxes	$1,711	$3,359	$(1,648)
Intevac’s effective tax rate was 61.8% for fiscal 2020 and 74.5% for fiscal 2019 and we recorded income tax expense of $1.7 million and $3.4 million in 2020 and 2019, respectively. The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2020 and 2019 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
The income tax expense for 2020 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. The income tax expense for 2019 was largely the result of foreign withholding taxes, income taxes in foreign jurisdictions, and fully reserving a contested tax deposit related to a tax audit in Singapore.
During 2019 the Company received an unfavorable decision on its appeal to a tax audit in Singapore. Management determined that the Company could no longer support a more likely than not position. Accordingly, the Company recorded a charge of $732,000 in provision for income taxes. During 2020 the Company appealed the decision to the Singapore High Court, which was denied. Management decided not to pursue additional appeals and the matter is fully settled. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, and our ability to project such income. We maintain a full valuation allowance for our U.S. deferred tax assets due to uncertainty regarding their realization as of January 2, 2021.
Liquidity and Capital Resources
At January 2, 2021, Intevac had $50.4 million in cash, cash equivalents, restricted cash and investments compared to $42.8 million at December 28, 2019. During fiscal 2020, cash, cash equivalents, restricted cash and investments increased by $7.5 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by cash used for repurchases of common stock, purchases of fixed assets and tax payments related to the net share settlement of restricted stock units.
Cash, cash equivalents, restricted cash and investments consist of the following:

	January 2, 2021	December 28, 2019
	(in thousands)
Cash and cash equivalents	$29,341	$19,767
Restricted cash	787	787
Short-term investments	14,839	16,720
Long-term investments	5,388	5,537

Total cash, cash-equivalents, restricted cash and investments	$50,355	$42,811

Cash generated by operating activities totaled $8.9 million in 2020 compared to $4.9 million in 2019. Improved operating cash flow in 2020 was a result of net income and improved working capital management.
Accounts receivable totaled $28.6 million at both January 2, 2021 and December 28, 2019. Customer advances for products that had not been shipped to customers and included in accounts receivable were $201,000 at December 28, 2019. The number of days outstanding for Intevac’s accounts receivable was 90 at January 2, 2021 compared to 72 at December 28, 2019. Net inventories totaled $21.7 million at January 2, 2021 compared to $24.9 million at December 28, 2019. Net inventories at January 2, 2021 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advance semiconductor packaging under evaluation in a customer’s factory. Net inventories at January 2, 2021 also included one VERTEX SPECTRA system for DCP at Intevac’s factory. Inventory turns were 1.6 in fiscal 2020 and were 2.5 in fiscal 2019. Accounts payable increased to $4.3 million at January 2, 2021 compared to $4.2 million at December 28, 2019. Other accrued liabilities were $3.6 million at both January 2, 2021 and December 28, 2019. Accrued payroll and related liabilities increased to $7.7 million at January 2, 2021 compared to $6.5 million at December 28, 2019 as a result of higher variable compensation accruals and the deferral of payroll tax liabilities under the CARES Act. Customer advances decreased from $4.0 million at December 28, 2019 to $33,000 at January 2, 2021 as a result of recognition of revenue. Other long term liabilities increased to $457,000 at January 2, 2021 compared to $186,000 at December 28, 2019 as a result of the deferral of payroll tax liabilities under the CARES Act.

Investing activities used cash of $599,000 in 2020 and $5.8 million in 2019. Proceeds from sales and maturities of investments net of purchases of investments, totaled $2.0 million in 2020. Purchases of investments net of proceeds from sales and maturities of investments, totaled $1.7 million in 2019. Capital expenditures were $2.6 million in 2020 and $4.1 million in 2019.
Financing activities generated cash of $1.1 million in 2020 and $1.5 million in 2019. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.9 million in 2020 and $2.3 million in 2019. Tax payments related to the net share settlement of restricted stock units were $402,000 in 2020 and $404,000 in 2019. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million in repurchases. Cash used to repurchase common stock totaled $393,000 in 2020 and $111,000 in 2019.
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
As of January 2, 2021, approximately $19.3 million of cash and cash equivalents and $3.4 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet Intevac’s cash requirements for the next 12 months. Intevac intends to undertake between approximately $6.0 million to $8.0 million in capital expenditures during the next 12 months.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of January 2, 2021. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
Management believes that the following are critical accounting policies:
Revenue Recognition
In our TFE segment, a majority of our equipment sales revenue, which includes systems, technology upgrades, service and spare parts is recognized when products are shipped from our manufacturing facilities. In our TFE segment, we recognize revenue for equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Intevac recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the finished goods, the customer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by Intevac. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. Our contracts with customers may include multiple performance obligations. Under the revenue standard we allocate revenue for such arrangements to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost plus margin. Under the revenue standard, the expected costs associated with our base warranties continue to be recognized as expense when the equipment is sold.
In our Photonics segment, we recognize revenue for cost plus fixed fee (“CPFF”) and firm fixed price (“FFP”) government contracts over time under the cost-to-cost
method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts is recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for
non-U.S.
government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the revenue standard, the cost-to-cost
measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.
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
INTEVAC, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2021, expressed an unqualified opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory Valuation - Adjustments for Excess or Obsolete Inventories
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance was $21.7 million as of January 2, 2021. The Company’s inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories for estimated excess quantities and obsolescence equal to the difference between the costs of inventories and the net realizable value based upon assumptions about future demand, market conditions and product life expectancy. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
The principal considerations for our determination that performing procedures relating to net realizable value adjustments to inventories is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the forecasted product demand, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand. Additionally, for certain new product launches there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to management’s adjustments for excess or obsolete inventories, including internal controls over the development of assumptions related to forecasted product demand. The procedures also included, among others, testing management’s process for developing the estimate of the adjustments for excess or obsolete inventories, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.
Revenue Recognition – Determination of Total Estimated Contract Costs for Fixed-price Contracts
As described in Notes 1 and 2 to the consolidated financial statements, $22.9 million of the Company’s total consolidated net revenues for the year ended January 2, 2021 was generated from fixed-price contracts (also known as cost plus fixed-fee
and firm fixed-price contracts), as reported under the Photonics segment for technology development revenues. The Company recognizes revenue for these fixed-price contracts over time under the cost-to-cost
measure of progress method as it best depicts the transfer of control of assets to the customer, which occurs as it incurs costs. Accounting for these contracts involves the use of various techniques to estimate total contract costs. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include the complexity of the work to be performed; the cost and availability of materials; and the performance of engineers and subcontractors. As a significant change in one or more of these estimates could affect the profitability of the contracts, the Company reviews and updates its contract-related estimates regularly.
The principal considerations for our determination that performing procedures relating to the determination of the total estimated contract costs for fixed-price contracts is a critical audit matter are the significant amount of judgement required by management in determining the total estimated contract costs for fixed-price contracts, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and in evaluating audit evidence relating the total estimated contract costs for fixed-price contracts used to calculate the cost-to-cost
measure of progress.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to the revenue recognition process, including internal controls over the determination of total estimated contract costs for fixed-price contracts. These procedures also included, among others, testing management’s process for developing the estimate of total estimated contract costs for a sample of contracts, which included evaluating the contract terms and other documents that support those estimates, performing inquiries with the project managers and others directly involved with the contracts to evaluate project status and project needs which may affect total estimated cost to complete, and testing of the underlying contract costs; assessing management’s ability to reasonably estimate total contract costs by performing a comparison of the actual total estimated contract costs as compared with prior period estimates, including the timely identification of circumstances that may warrant a modification to the total estimated contract costs; and evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s approach over the life of the contract.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 17, 2021

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	January 2, 2021	December 28, 2019
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$29,341	$19,767
Short-term investments	14,839	16,720
Trade and other accounts receivable, net of allowances of $0 at both January 2, 2021 and December 28, 2019	28,646	28,619
Inventories	21,689	24,907
Prepaid expenses and other current assets	1,893	1,504

Total current assets	96,408	91,517
Property, plant and equipment, net	11,004	11,598
Operating lease right-of-use-assets	8,165	10,279
Long-term investments	5,388	5,537
Restricted cash	787	787
Deferred income taxes and other long-term assets	5,486	6,604

Total assets	$127,238	$126,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,853	$2,524
Accounts payable	4,259	4,199
Accrued payroll and related liabilities	7,679	6,488
Other accrued liabilities	3,598	3,593
Customer advances	33	4,007

Total current liabilities	18,422	20,811
Noncurrent liabilities:
Noncurrent operating lease liabilities	6,803	9,532
Other long-term liabilities	457	186

Total noncurrent liabilities	7,260	9,718
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 23,874 and 23,346 at January 2, 2021 and December 28, 2019, respectively	24	23
Additional paid-in capital	193,173	188,290
Treasury stock, 5,087 shares at January 2, 2021 and 4,989 shares at December 28, 2019	(29,551)	(29,158)
Accumulated other comprehensive income	640	424
Accumulated deficit	(62,730)	(63,786)

Total stockholders’ equity	101,556	95,793

Total liabilities and stockholders’ equity	$127,238	$126,322

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended,
	January 2, 2021	December 28, 2019

	(In thousands, except per share amounts)
Net revenues:
Systems and components	$74,879	$89,228
Technology development	22,945	19,657

Total net revenues	97,824	108,885
Cost of net revenues:
Systems and components	42,231	55,678
Technology development	15,048	12,339

Total cost of net revenues	57,279	68,017
Gross profit	40,545	40,868
Operating expenses:
Research and development	14,093	14,309
Selling, general and administrative	23,897	22,634

Total operating expenses	37,990	36,943

Operating income	2,555	3,925

Interest income	284	574
Other income (expense), net	(72)	8

Income before provision for income taxes	2,767	4,507
Provision for income taxes	1,711	3,359

Net income	$1,056	$1,148

Net income per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted average shares outstanding:
Basic	23,669	23,063
Diluted	24,151	23,340
See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended,
	January 2, 2021	December 28, 2019
	(In thousands)
Net income	$1,056	$1,148
Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	(5)	70
Foreign currency translation gains and (losses)	221	(24)

Other comprehensive income, before tax	216	46
Income tax expense related to items in other comprehensive income	—	—

Other comprehensive income, net of tax	216	46

Comprehensive income	$1,272	$1,194

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 28, 2019	22,700	$23	$183,204	4,965	$(29,047)	$378	$(64,934)	$89,624
Shares issued in connection with:
Exercise of stock options	175	—	799	—	—	—	—	799
Settlement of RSUs	199	—	—	—	—	—	—	—
Employee stock purchase plan	370	—	1,466	—	—	—	—	1,466
Shares withheld in connection with net share settlement of RSUs	(74)	—	(404)	—	—	—	—	(404)
Equity-based compensation expense	—	—	3,225	—	—	—	—	3,225
Net income	—	—	—	—	—	—	1,148	1,148
Other comprehensive income	—	—	—	—	—	46	—	46
Common stock repurchases	(24)	—	—	24	(111)	—	—	(111)

Balance at December 28, 2019	23,346	$23	$188,290	4,989	$(29,158)	$424	$(63,786)	$95,793
Shares issued in connection with:
Exercise of stock options	67	—	326	—	—	—	—	326
Settlement of RSUs	244	—	—	—	—	—	—	—
Employee stock purchase plan	392	1	1,570	—	—	—	—	1,571
Shares withheld in connection with net share settlement of RSUs	(77)	—	(402)	—	—	—	—	(402)
Equity-based compensation expense	—	—	3,389	—	—	—	—	3,389
Net income	—	—	—	—	—	—	1,056	1,056
Other comprehensive income	—	—	—	—	—	216	—	216
Common stock repurchases	(98)	—	—	98	(393)	—	—	(393)

Balance at January 2, 2021	23,874	$24	$193,173	5,087	$(29,551)	$640	$(62,730)	$101,556

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2021	December 28, 2019

	(In thousands)
Operating activities
Net income	$1,056	$1,148
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,206	2,976
Net amortization (accretion) of investment premiums and discounts	12	(75)
Amortization of intangible assets	274	615
Equity-based compensation	3,389	3,225
Straight-line rent adjustment and amortization of lease incentives	(286)	(289)
Deferred income taxes	917	1,661
Change in the fair value of acquisition-related contingent consideration	—	7
Loss on disposal of equipment	—	120
Changes in assets and liabilities:
Accounts receivable	(27)	(902)
Inventories	3,218	6,301
Prepaid expenses and other assets	(462)	1,621
Accounts payable	60	(1,850)
Accrued payroll and other accrued liabilities	1,467	694
Customer advances	(3,974)	(10,307)

Total adjustments	7,794	3,797

Net cash and cash equivalents provided by operating activities	8,850	4,945
Investing activities
Purchase of investments	(23,342)	(23,306)
Proceeds from sales and maturities of investments	25,355	21,642
Purchase of leasehold improvements and equipment	(2,612)	(4,107)

Net cash and cash equivalents used in investing activities	(599)	(5,771)
Financing activities
Proceeds from issuance of common stock	1,897	2,265
Common stock repurchases	(393)	(111)
Taxes paid related to net share settlement	(402)	(404)
Payment of acquisition-related contingent consideration	—	(230)

Net cash and cash equivalents provided by financing activities	1,102	1,520
Effect of exchange rate changes on cash	221	(24)

Net increase in cash, cash equivalents and restricted cash	9,574	670
Cash, cash equivalents and restricted cash at beginning of period	20,554	19,884

Cash, cash equivalents and restricted cash at end of period	$30,128	$20,554

Cash paid (received) for:
Income taxes	$850	$1,016
Income tax refund	$(157)	$(157)
See accompanying notes.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Intevac, Inc. and its subsidiaries (Intevac, the Company or we) after elimination of inter-company balances and transactions.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Fiscal Year End Date
Intevac operates under a
52-53
week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2020 and fiscal 2019 years ended on January 2, 2021 and December 28, 2019, respectively.
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
Restricted Cash
Restricted cash of $600,000 as of January 2, 2021 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $187,000 as collateral for various guarantees with its bank.
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

Fair value measurements are classified and disclosed in one of the following three categories:
Level 1
—Valuations based on quoted prices in active markets for identical assets or liabilities.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Level 2
—Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
—Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
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
Purchased intangible assets other than goodwill were amortized over their useful lives unless these lives were determined to be indefinite. Purchased intangible assets were carried at cost, less accumulated amortization. Amortization was computed over the estimated useful lives of the respective assets, generally one to thirteen years using the straight line method. As of January 2, 2021, all purchased intangible assets had reached the end of their useful lives and did not have any remaining carrying value. In 2012, as a result of its impairment analysis, Intevac wrote off all of the goodwill in both its TFE and Photonics reporting units.
Impairment of Long-Lived Assets
Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. No impairment charges were recognized in fiscal 2020 and 2019.

Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Revenue Recognition
In our TFE segment, a majority of our equipment sales revenue, which includes systems, technology upgrades, service and spare parts is recognized when products are shipped from our manufacturing facilities. In our TFE segment, we recognize revenue for equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Intevac recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the customer, the customer has made a written fixed commitment to purchase the finished goods, the customer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by Intevac. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. Our contracts with customers may include multiple performance obligations. For such arrangements, under the revenue standard we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost plus margin. Under the revenue standard, the expected costs associated with our base warranties are recognized as expense when the equipment is sold.
In our Photonics segment, we recognize revenue for CPFF and FFP government contracts over time under the cost-to-cost
method for the majority of our government contracts, which is consistent with our historical revenue recognition model. Revenue on the majority of our government contracts are recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for
non-U.S.
government contracts, the customer typically
controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. Under the revenue standard, the cost-to-cost
measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Government Grants and Credits
The Company generally records grants from governmental agencies related to income as a reduction in operating expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount
of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). During fiscal 2020, the Company received $567,000 in JSS grants of which $328,000 is reported as a reduction of cost of net revenues, $90,000 is reported as a reduction of research and development (“R&D”) expenses and $149,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statement of income.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.
Foreign Currency Translation
The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end
exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income (expense), net in the determination of net income. Losses from foreign currency transactions were $139,000 and $85,000 in 2020 and 2019, respectively.
Comprehensive Income
The changes in accumulated other comprehensive income by component, were as follows for the years ended January 2, 2021 and December 28, 2019:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Balance at December 29, 2018	$405	$(27)	$378

Other comprehensive income (loss) before reclassification	(24)	70	46
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(24)	70	46

Balance at December 28, 2019	$381	$43	$424

Other comprehensive income (loss) before reclassification	221	(5)	216
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	221	(5)	216

Balance at January 2, 2021	$602	$38	$640

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

Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-04,
Reference Rate Reform (Topic 848)
. This ASU provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The FASB also issued ASU
2021-01,
Reference Rate Reform (Topic 848): Scope
in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU
2020-04
and are effective in the same timeframe as ASU
2020-04.
We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In December 2019, the FASB issued ASU
2019-12,
Simplifying the Accounting for Income Taxes (ASC Topic 740)
. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company is required to adopt this guidance in the first quarter of fiscal year 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
2.    Revenue
The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2020 and 2019 along with the reportable segment for each category.
Major Products and Service Lines

TFE	2020				2019
	(in thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$45,620	$—	$426	$46,046	$52,759	$—	$15,653	$68,412
Field service	6,080	—	2	6,082	5,210	2	54	5,266

Total TFE net revenues	$51,700	$—	$428	$52,128	$57,969	$2	$15,707	$73,678

Photonics	2020	2019
	(in thousands)
Products:
Military products	$20,409	$12,480
Commercial products	395	640
Repair and other services	1,947	2,430

Total Photonics product net revenues	22,751	15,550
Technology development:
FFP	19,648	12,521
CPFF	3,297	7,134
Time and materials	—	2

Total technology development net revenues	22,945	19,657

Total Photonics net revenues	$45,696	$35,207

Primary Geography Markets

	2020			2019
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$6,450	$45,363	$51,813	$1,306	$34,664	$35,970
Asia	45,611	—	45,611	72,372	—	72,372
Europe	67	333	400	—	543	543

Total net revenues	$52,128	$45,696	$97,824	$73,678	$35,207	$108,885

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Timing of Revenue Recognition

	2020			2019
	(in thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$52,128	$1,947	$54,075	$73,678	$2,430	$76,108
Products and services transferred over time	—	43,749	43,749	—	32,777	32,777

Total net revenues	$52,128	$45,696	$97,824	$73,678	$35,207	$108,885

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2020:

	January 2, 2021	December 28, 2019	Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$369	$760	$(391)

Contract liabilities:
Deferred revenue	$482	$320	$162
Customer advances	33	4,007	(3,974)

	$515	$4,327	$(3,812)

Photonics:
Contract assets:
Accounts receivable, unbilled	$5,439	$3,210	$2,229
Retainage	126	99	27

	$5,565	$3,309	$2,256

Contract liabilities:
Deferred revenue	$779	$—	$779

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2020, contract assets in our TFE segment decreased by $391,000 primarily due to the final billing on two systems that were pending acceptance as of December 28, 2019 that completed installation and were accepted by the customer, offset by the accrual of revenue for an additional two systems delivered during fiscal 2020, one of which was pending acceptance as of January 2, 2021.

Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2020, we recognized revenue in our TFE segment of $4.0 million and $203,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During fiscal 2020, contract assets in our Photonics segment increased by $2.3 million primarily due to the revenue recognized on FFP contracts in advance of billing and the accrual of revenue incurred costs under CPFF contracts, offset in part by the completion of certain CPFF contracts and the final settlement of retainage amounts under certain CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized.
On January 2, 2021 we had $ 46.9 million of remaining performance obligations, which we also refer to as backlog. Backlog at January 2, 2021 consisted of $5.6 million of TFE backlog and $41.3 million of Photonics backlog. We expect to recognize approximately 61% of our remaining performance obligations as revenue in 2021, 26% in 2022, 12% in 2023 and 1% in 2024.
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
Descriptions of Plans
Equity Incentive Plans
At January 2, 2021, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the 2004 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.
The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of January 2, 2021, 5.0 million shares of common stock were authorized for future issuance under the Plans. The 2020 Equity Incentive Plan expires no later than May 13, 2030.

2003 Employee Stock Purchase Plan
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. Beginning August 1, 2020, under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year). As of January 2, 2021, 663,000 shares remained available for issuance under the ESPP.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The effect of recording equity-based compensation for fiscal 2020 and 2019 was as follows (in thousands):

	2020	2019
Equity-based compensation by type of award:
Stock options	$504	$819
RSUs	1,936	1,657
Employee stock purchase plan	949	749

Total equity-based compensation	$3,389	$3,225

Equity-based compensation expense is based on awards which vest. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures.
Stock Options
The exercise price of each stock option equals the market price of Intevac’s stock on the date of grant. Most options are scheduled to vest over three and/or four years and expire no later thanten years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This model was developed for use in estimating the value of publicly traded options that have no vesting restrictions and are fully transferable. Intevac’s employee stock options have characteristics significantly different from those of publicly traded options. The weighted-average assumptions used in the model are outlined in the following table:

	2020	2019
Stock Options:
Weighted-average fair value of grants per share	$1.82	$2.06
Expected volatility	46.06%	43.23%
Risk free interest rate	0.44%	1.86%
Expected term of options (in years)	4.39	4.60
Dividend yield	None	None
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
years.

Intevac estimated the weighted-average fair value of PSOs using the following weighted-average assumptions:

2019
Weighted-average fair value of grants per share	$1.75
Expected volatility	43.43%
Risk free interest rate	1.96%
Expected term (in years)	4.60
Dividend yield	None

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 28, 2019	2,096,610	$6.63	3.75	$2,048,964
Options granted	6,000	$4.88
Options cancelled and forfeited	(220,971)	$6.88
Options exercised	(67,172)	$4.85

Options outstanding at January 2, 2021	1,814,467	$6.66	3.08	$2,520,722

Options exercisable at January 2, 2021	1,372,871	$6.77	2.52	$1,798,938
The total intrinsic value of options exercised during fiscal years 2020 and 2019 was $110,000 and $249,000, respectively. At January 2, 2021, Intevac had $312,000 of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.03 years.
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 28, 2019	553,355	$6.15	1.30	$3,713,012
Granted	668,413	$4.87
Vested	(243,312)	$6.38
Cancelled	(76,822)	$4.26

Non-vested RSUs at January 2, 2021	901,634	$5.30	1.50	$6,500,781

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At January 2, 2021, Intevac had $2.5 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.50 years.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
ESPP
The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.20	$1.73
Expected volatility	51.49%	45.81%
Risk free interest rate	0.14%	2.28%
Expected term of purchase rights (in years)	1.24	0.91
Dividend yield	None	None
The expected life of purchase rights is the period of time remaining in the current offering period.
The ESPP activity during fiscal 2020 and 2019 is as follows:

	2020	2019
	(in thousands, except per share amounts)
Shares purchased	392	370
Weighted-average purchase price per share	$4.01	$3.96
Aggregate intrinsic value of purchase rights exercised	$765	$513
As of January 2, 2021, Intevac had $1.2 million of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 1.11 years.
4. Earnings Per Share
Intevac calculates basic earnings per share (“EPS”) using net income and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.
The following table sets forth the computation of basic and diluted net income per share:

	2020	2019
	(in thousands, except per share amounts)
Net income	$1,056	$1,148

Weighted-average shares – basic	23,669	23,063
Effect of dilutive potential common shares	482	277

Weighted-average shares – diluted	24,151	23,340

Net income per share –basic	$0.04	$0.05

Net income per share –diluted	$0.04	$0.05

The potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive:

	2020	2019
	(in thousands)
Stock options to purchase common stock	935	1,235
RSUs	5	5
Employee stock purchase plan	103	3

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at January 2, 2021 and December 28, 2019.

	2020	2019
Seagate Technology	45%	60%
U.S. Government	26%	25%
HGST	14%	*

*	Less than 10%
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
The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2020 and/or 2019.

	2020	2019
Seagate Technology	42%	49%
U.S. Government	29%	20%
Elbit Systems of America	12%	*
Jolywood (Hongkong) Industrial Holdings Co., Limited	*	14%

*	Less than 10%
Products
Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2020 and 2019. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new manufacturing equipment products for PV, DCP and advanced semiconductor packaging and Intevac’s success in developing military products based on its low-light
technology.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Details
Balance sheet details were as follows as of January 2, 2021 and December 28, 2019:
Trade and Other Accounts Receivable, Net

	January 2,	December 28,
	2021	2019
	(in thousands)
Trade receivables and other	$22,712	$24,472
Unbilled costs and accrued profits	5,934	4,069
Income tax receivable	—	78
Less: allowance for doubtful accounts	—	—

	$28,646	$28,619

Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	January 2,	December 28,
	2021	2019
	(in thousands)
Raw materials	$9,999	$15,286
Work-in-progress	4,832	4,748
Finished goods	6,858	4,873

	$21,689	$24,907

Finished goods inventory at January 2, 2021 and December 28, 2019 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory.
Property, Plant and Equipment

	January 2, 2021	December 28, 2019
	(in thousands)
Leasehold improvements	$16,323	$15,037
Machinery and equipment	46,846	46,674

	63,169	61,711
Less accumulated depreciation and amortization	52,165	50,113

Total property, plant and equipment, net	$11,004	$11,598

Deferred Income Taxes and Other Long-Term Assets

	January 2, 2021	December 28, 2019
	(in thousands)
Deferred income taxes	$5,335	$6,252
Prepaid expenses	151	—
Purchased intangible assets, net	—	274
Income tax receivable	—	78

	$5,486	$6,604

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Payable
Included in accounts payable is $84,000 and $512,000 of book overdraft at January 2, 2021 and December 28, 2019, respectively.
Other Accrued Liabilities

	January 2, 2021	December 28, 2019
	(in thousands)
Deferred revenue	$1,261	$320
Other taxes payable	935	1,155
Accrued product warranties	405	846
Income taxes payable	263	403
Other	734	869

Total other accrued liabilities	$3,598	$3,593

Other Long-Term Liabilities

	January 2, 2021	December 28, 2019
	(in thousands)
Employer payroll taxes	$382	$—
Accrued product warranties	75	176
Accrued income taxes	—	10

Total other long-term liabilities	$457	$186

7. Purchased Intangible Assets, Net
As of January 2, 2021, all acquisition-related intangible assets had reached the end of their useful lives and did not have any remaining carrying value. The carrying value of acquisition-related intangible assets subject to amortization, excluding fully amortized intangible assets, as of December 28, 2019 is set forth in the following table:

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$560	$524	$36
Purchased technology	4,000	3,762	238

Total amortizable intangible assets	$4,560	$4,286	$274

Total amortization expense of purchased intangibles was $274,000 for fiscal 2020 and was $615,000 for fiscal 2019.
8. Contingent Consideration
In connection with the acquisition of SIT, Intevac agreed to pay to the selling shareholders in cash a revenue earnout on Intevac’s net revenues from commercial sales of certain products over a specified period up to an aggregate of $9.0 million. The earnout period terminated on June 30, 2019. There is no remaining contingent consideration obligation associated with the earnout agreement at January 2, 2021.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for fiscal 2019:

2019
(in thousands)
Beginning balance	$223
Changes in fair value	7
Cash payments made	(230)

Ending balance	$—

9. Financial Instruments
Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	January 2, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$24,729	$—	$—	$24,729
Money market funds	3,612	—	—	3,612
Certificates of deposit	1,000	—	—	1,000

Total cash and cash equivalents	$29,341	$—	$—	$29,341
Short-term investments:
Certificates of deposit	$6,450	$2	$—	$6,452
Commercial paper	500	—	—	500
Corporate bonds and medium-term notes	2,929	6	—	2,935
Municipal bonds	400	—	—	400
U.S. treasury securities	4,527	25	—	4,552

Total short-term investments	$14,806	$33	$—	$14,839
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	3,474	4	—	3,478
U.S. treasury securities	1,409	1	—	1,410

Total long-term investments	$5,383	$5	$—	$5,388

Total cash, cash equivalents, and investments	$49,530	$38	$—	$49,568

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 28, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$16,512	$—	$—	$16,512
Money market funds	3,255	—	—	3,255

Total cash and cash equivalents	$19,767	$—	$—	$19,767
Short-term investments:
Certificates of deposit	$3,000	$1	$—	$3,001
Commercial paper	1,891	2	—	1,893
Corporate bonds and medium-term notes	6,383	25	—	6,408
U.S. treasury securities	5,417	1	—	5,418

Total short-term investments	$16,691	$29	$—	$16,720
Long-term investments:
Certificates of deposit	$499	$1	$—	$500
Corporate bonds and medium-term notes	2,530	12	—	2,542
U.S. treasury securities	2,494	1	—	2,495

Total long-term investments	$5,523	$14	$—	$5,537

Total cash, cash equivalents, and investments	$41,981	$43	$—	$42,024

The contractual maturities of
available-for-sale
securities at January 2, 2021 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,418	$19,451
Due after one through five years	5,383	5,388

	$24,801	$24,839

All prices for the fixed maturity securities including U.S. treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of January 2, 2021.

	Fair Value Measurements at January 2, 2021
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$3,612	$3,612	$—
U.S. treasury securities	5,962	5,962	—
Certificates of deposit	7,952	—	7,952
Commercial paper	500	—	500
Corporate bonds and medium-term notes	6,413	—	6,413
Municipal bonds	400	—	400

Total recurring fair value measurements	$24,839	$9,574	$15,265

Derivatives
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement
of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of income. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately30 days.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of January 2, 2021 and December 28, 2019:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	January 2, 2021	December 28, 2019	January 2, 2021		December 28, 2019
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$983	1,035	*	$3	*	$4

Total Hedges	$983	1,035		$3		$4

*	Other accrued liabilities
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
At January 2, 2021, $10.4 million remains available for future stock repurchases under the repurchase program.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes Intevac’s stock repurchases for fiscal 2020 and 2019:

	2020	2019
	(in thousands, except per share amounts)
Shares of common stock repurchased	98	24
Cost of stock repurchased	$393	$111
Average price paid per share	$3.97	$4.67
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
11. Income Taxes
The provision for income taxes on income from operations for fiscal 2020 and 2019 consists of the following (in thousands):

	2020	2019
Federal:
Current	$(915)	$—
Deferred	—	—

	(915)	—
State:
Current	4	4
Deferred	—	—

	4	4
Foreign:
Current	1,705	1,694
Deferred	917	1,661

	2,622	3,355
Total	$1,711	$3,359

Income (loss) before income taxes for fiscal 2020 and 2019 consisted of the following (in thousands):

	2020	2019
U.S	$(3,293)	$(4,875)
Foreign	6,060	9,382

	$2,767	$4,507

Effective tax rate	61.8%	74.5%

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred tax assets:
Vacation, warranty and other accruals	$651	$635
Depreciation and amortization	—	89
Intangible amortization	551	804
Purchased technology	14	—
Inventory valuation	1,101	1,288
Equity-based compensation	1,494	1,593
Net operating loss, research and other tax credit carryforwards	55,322	54,818
Other	30	43

	59,163	59,270
Valuation allowance for deferred tax assets	(52,088)	(52,099)

Total deferred tax assets	7,075	7,171

Deferred tax liabilities:
Depreciation and amortization	(341)	—
Purchased technology	—	(45)
Unbilled revenue	(1,399)	(874)

Total deferred tax liabilities	(1,740)	(919)

Net deferred tax assets	$5,335	$6,252

As reported on the balance sheet:
Non-current deferred tax assets	$5,335	$6,252

Intevac accounts for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.
Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax asset that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash
income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax asset, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at January 2, 2021.
In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2020 a valuation allowance decrease of $416,000 and for fiscal 2019 a valuation allowance decrease of $689,000, respectively, were recorded for the U.S. federal deferred tax asset. A valuation allowance is recorded against the entire state deferred tax asset which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 2, 2021, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $71.0 million, $30.3 million and $70.8 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2029 and 2028, respectively. The foreign net operating loss carryforwards do not expire. As of January 2, 2021, our federal and state tax credit carryforwards for income tax purposes were approximately $19.1 million and $16.8 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2021 and the state tax credits carry forward indefinitely.
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
jurisdictions in which we operate have taken similar economic stimulus measures. The Company evaluated the provisions of the CARES Act and other
non-U.S.
economic measures and determined the impact on our financial position at January 2, 2021 and on the results of operations and cash flows for fiscal 2020 to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the consolidated balance sheets, the short-term portion of the deferred payroll tax liability is included in accrued payroll and related liabilities, while the long-term portion is included in other long-term liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant. Additionally, the CARES Act accelerated the timing of the refund for alternative minimum tax (“AMT”) credits. The entire balance of the income tax refund receivable of $157,000 was received in fiscal 2020.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During fiscal 2020, the Company received $567,000 in JSS grants, of which $328,000 is reported as a reduction of cost of net revenues, $90,000 is reported as a reduction of R&D expenses and $149,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statement of income.
The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2020 and 2019 was as follows (in thousands):

	2020	2019
Income tax at the federal statutory rate	$581	$947
State income taxes, net of federal benefit	4	4
Change in valuation allowance:
U.S	(416)	(689)
Foreign	—	—
Effect of foreign operations taxed at various rates	(235)	(397)
Research tax credits	(1,306)	(1,710)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	2,504	3,685
Unrecognized tax benefits	579	1,519

Total	$1,711	$3,359

Intevac has not provided for foreign withholding taxes on approximately $1.7 million of undistributed earnings from
non-U.S.
operations as of January 2, 2021 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total amount of gross unrecognized tax benefits was $7.3 million as of January 2, 2021, none of which would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2020 and 2019:

	2020	2019
Beginning balance	$7,683	$6,164
Additions based on tax positions related to the current year	589	1,519
Settlements	—	—
Lapse of statute of limitations	(945)	—

Ending balance	$7,327	$7,683

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. During fiscal 2020 and 2019, Intevac recognized a net tax expense (benefit) for interest of ($2,000) and $0, respectively. As of January 2, 2021 Intevac did not have any accrued interest related to unrecognized tax benefits. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.
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
The Inland Revenue Authority of Singapore (“IRAS”) conducted a review of the fiscal 2009 through 2010 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS challenged the Company’s tax position with respect to certain deductions. The Company paid all contested taxes and the related interest to have the right to defend its position under Singapore tax law. During 2019, the Company received an unfavorable decision on its appeal to the Singapore Income Tax Board of Review. The Company appealed the decision to the Singapore High Court. In October 2020, the Company received an unfavorable decision on its appeal to the Singapore High Court. Management decided not to pursue additional appeals and the matter is fully settled. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.
12. Employee Benefit Plans
Employee Savings and Retirement Plan
In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $358,000 for fiscal 2020 and $334,000 for fiscal 2019. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.
Employee Bonus Plans
Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax
profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $3.3 million, and $2.8 million, respectively, for fiscal 2020 and 2019.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table reflects our lease assets and our lease liabilities at January 2, 2021 and December 28, 2019.

	January 2, 2021	December 28, 2019
	(in thousands)
Assets:
Operating lease right-of-use assets	$8,165	$10,279
Liabilities:
Current operating lease liabilities	$2,853	$2,524
Noncurrent operating lease liabilities	6,803	9,532

	$9,656	$12,056

Lease Costs:
The components of lease costs were as follows:

	2020	2019
	(in thousands)
Operating lease cost	$2,942	$3,112
Short-term lease cost	93	78

Total lease cost	$3,035	$3,190

As of January 2, 2021 the maturity of operating lease liabilities was as follows:

(In thousands)
2021	$3,388
2022	3,474
2023	3,289
2024	541

Total lease payments	10,692
Less: Interest	(1,036)

Present value of lease liabilities	$9,656

Lease Term and Discount Rate:

	January 2, 2021	December 28, 2019
Weighted-average remaining lease term (in years)	3.09	4.08
Weighted-average discount rate	6.39%	6.37%

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information:
Supplemental cash flow information related to leases was as follows (in thousands):

	2020	2019
	(in thousands)
Operating cash outflows from operating leases	$3,332	$3,484

Right-of-use assets obtained in exchange for new operating lease liabilities	$128	$934

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
Letters of Credit
As of January 2, 2021, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table displays the activity in the warranty provision account for fiscal 2020 and 2019:

	2020	2019
	(in thousands)
Beginning balance	$1,022	$997
Expenditures incurred under warranties	(512)	(625)
Accruals for product warranties	280	955
Adjustments to previously existing warranty accruals	(310)	(305)

Ending balance	$480	$1,022

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
14. Segment and Geographic Information
Intevac’stwo reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of January 2, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information for each reportable segment for fiscal 2020 and 2019 is as follows:

Net Revenues	2020	2019
	(in thousands)
TFE	$52,128	$73,678
Photonics	45,696	35,207

Total segment net revenues	$97,824	$108,885

Operating Profit (Loss)	2020	2019
	(in thousands)
TFE	$(1,978)	$1,747
Photonics	10,064	6,434

Total segment operating profit	8,086	8,181

Unallocated costs	(5,531)	(4,256)

Operating income	2,555	3,925

Interest income	284	574
Other income (expense), net	(72)	8

Income before provision for income taxes	$2,767	$4,507

Depreciation and Amortization	2020	2019
	(in thousands)
TFE	$1,817	$1,909
Photonics	1,159	1,310

Total segment depreciation and amortization	2,976	3,219

Unallocated costs	504	372

Total consolidated depreciation and amortization	$3,480	$3,591

Capital Additions	2020	2019
	(in thousands)
TFE	$1,336	$2,611
Photonics	636	832

Total segment capital additions	1,972	3,443

Unallocated	640	664

Total consolidated capital additions	$2,612	$4,107

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Assets	2020	2019
	(in thousands)
TFE	$44,335	$51,153
Photonics	22,923	22,071

Total segment assets	67,258	73,224

Cash and investments	49,568	42,024
Restricted cash	787	787
Deferred income taxes	5,335	6,252
Other current assets	1,093	752
Common property, plant and equipment	1,443	1,307
Common operating lease right-of-use assets	1,603	1,898
Other assets	151	78

Consolidated total assets	$127,238	$126,322

Net property, plant and equipment by geographic region at January 2, 2021 and December 28, 2019 was as follows:

	January 2, 2021	December 28, 2019
	(in thousands)
United States	$10,678	$11,420
Asia	326	178

Net property, plant & equipment	$11,004	$11,598

15. Restructuring Charges
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Plan”), which reduced expenses and reduced its workforce by 1 percent. The cost of implementing the 2020 Plan was reported under cost of net revenues and operating expenses in the consolidated statements of income. Substantially all cash outlays in connection with the 2020 Plan occurred in the third quarter of fiscal 2020. Implementation of the 2020 Plan reduced salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
As of January 2, 2021, activities related to the 2020 Plan were complete.
The changes in restructuring reserves for severance and other employee-related costs associated with the cost reduction plan for fiscal 2020, are as follows.

2020
(in thousands)
Balance at the beginning of the year	$—
Provision for restructuring charges	103
Cash payments made	(103)

Balance at the end of the year	$—

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 9A.	Controls and Procedures
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
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of January 2, 2021. BPM LLP, the independent registered public accounting firm that has audited the financial statements included in this report, has issued an attestation report on Intevac’s internal control over financial reporting, which is included in their report on the following page.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of January 2, 2021 and December 28, 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 17, 2021

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form
10-K.

Item 11.	Executive Compensation
The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2020” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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
2. Exhibits

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1 (4)	Description of the Registrant’s Common Stock

10.1+ (5)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (6)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 12, 2020

10.3+ (7)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (8)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (8)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (8)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7+ (9)	Form of Performance Based Stock Option Agreement for 2012 Equity Incentive Plan

10.8+ (9)	Form of Outside Director Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.9+ (10)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.10+ (6)	The Registrant’s 2020 Equity Incentive Plan

10.11+ (11)	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.12+ (11)	Form of Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.13+ (11)	Form of Stock Option Agreement for 2020 Equity Incentive Plan

10.14+ (11)	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.15+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.16 (12)	Director and Officer Indemnification Agreement

10.17+ (6)	The Registrant’s Executive Incentive Plan

10.18+ (13)	Offer Letter with Wendell Blonigan

10.19+ (13)	Severance Agreement with Wendell Blonigan

Exhibit Number	Description

10.20+ (14)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.21+ (15)	Offer Letter with James Moniz

10.22+ (15)	Change in Control Agreement with James Moniz dated October 29, 2014

10.23+ (16)	Change in Control Agreement with Timothy Justyn dated March 2, 2018

10.24+ (17)	Form of Change in Control Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 73)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Registrant’s Annual Report on
Form 10-K for
the year ended January 2, 2021, formatted in Inline XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-K filed February 12, 2020
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 6, 2020.
(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(9)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2019
(10)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(11)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed May 14, 2020 (No. 33-238262)
(12)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 9, 2013
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2018
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed November 15, 2016
(P)	Paper exhibit.
+	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange
Act
of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2021.

INTEVAC, INC.

/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration
Chief Financial Officer, Secretary and Treasurer
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

Signature	Title	Date

/s/ WENDELL T. BLONIGAN	President,	February 17, 2021
(Wendell T. Blonigan)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 17, 2021
(James Moniz)	Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ DAVID S. DURY	Chairman of Board	February 17, 2021
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 17, 2021
(Kevin D. Barber)

/s/ DOROTHY D. HAYES	Director	February 17, 2021
(Dorothy D. Hayes)

/s/ STEPHEN A. JAMISON	Director	February 17, 2021
(Stephen A. Jamison)

/s/ MICHELE F. KLEIN	Director	February 17, 2021
(Michele F. Klein)

/s/ MARK P. POPOVICH	Director	February 17, 2021
(Mark P. Popovich)

/s/ THOMAS M. ROHRS	Director	February 17, 2021
(Thomas M. Rohrs)