Form 10-Q
period 2021-04-03
INTEVAC INC
filed 2021-05-04
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
of the Act).    ☐  Yes    ☒  No
On April 30, 2021
,
24,122,215
shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2021	January 2, 2021
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$32,816	$29,341
Short-term investments	16,077	14,839
Trade and other accounts receivable, net of allowances of $0 at both April 3, 2021 and January 2, 2021	18,229	28,646
Inventories	20,501	21,689
Prepaid expenses and other current assets	1,789	1,893

Total current assets	89,412	96,408
Long-term investments	3,919	5,388
Restricted cash	787	787
Property, plant and equipment, net	10,456	11,004
Operating lease right-of-use-assets	7,582	8,165
Deferred income taxes and other long-term assets	5,485	5,486

Total assets	$117,641	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,913	$2,853
Accounts payable	2,765	4,259
Accrued payroll and related liabilities	5,150	7,679
Other accrued liabilities	3,136	3,598
Customer advances	42	33

Total current liabilities	14,006	18,422
Noncurrent liabilities:
Noncurrent operating lease liabilities	6,045	6,803
Other long-term liabilities	435	457

Total noncurrent liabilities	6,480	7,260
Stockholders’ equity:
Common stock, $0.001 par value	24	24
Additional paid-in capital	195,364	193,173
Treasury stock, 5,087 shares at both April 3, 2021 and at January 2, 2021	(29,551)	(29,551)
Accumulated other comprehensive income	552	640
Accumulated deficit	(69,234)	(62,730)

Total stockholders’ equity	97,155	101,556

Total liabilities and stockholders’ equity	$117,641	$127,238

Note: Amounts as of January 2, 2021 are derived from the January 2, 2021 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$13,060	$13,836
Technology development	3,181	5,004

Total net revenues	16,241	18,840
Cost of net revenues:
Systems and components	9,964	7,767
Technology development	3,223	2,917

Total cost of net revenues	13,187	10,684

Gross profit	3,054	8,156
Operating expenses:
Research and development	3,625	3,284
Selling, general and administrative	5,930	5,972

Total operating expenses	9,555	9,256

Loss from operations	(6,501)	(1,100)
Interest income and other income (expense), net	29	142

Loss before provision for income taxes	(6,472)	(958)
Provision for income taxes	32	266

Net loss	$(6,504)	$(1,224)

Net loss per share:
Basic and Diluted	$(0.27)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	24,033	23,483
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands)
Net loss	$(6,504)	$(1,224)

Other comprehensive loss, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	(20)	2
Foreign currency translation losses	(68)	(95)

Other comprehensive loss, before tax	(88)	(93)

Income tax provision related to items in other comprehensive loss	—	—

Other comprehensive loss, net of tax	(88)	(93)

Comprehensive loss	$(6,592)	$(1,317)

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(6,504)	$(1,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	791	858
Net amortization (accretion) of investment premiums and discounts	33	(19)
Equity-based compensation	968	672
Straight-line rent adjustment and amortization of lease incentives	(115)	(74)
Deferred income taxes	(40)	114
Changes in operating assets and liabilities	7,399	786

Total adjustments	9,036	2,337

Net cash provided by operating activities	2,532	1,113
Investing activities
Purchases of investments	(5,962)	(4,242)
Proceeds from sales and maturities of investments	6,140	5,530
Purchases of leasehold improvements and equipment	(243)	(1,145)

Net cash provided by (used in) investing activities	(65)	143
Financing activities
Proceeds from issuance of common stock	1,096	950
Common stock repurchases	—	(393)
Taxes paid related to net share settlement	(20)	(36)

Net cash provided by financing activities	1,076	521

Effect of exchange rate changes on cash and cash equivalents	(68)	(94)

Net increase in cash, cash equivalents and restricted cash	3,475	1,683
Cash, cash equivalents and restricted cash at beginning of period	30,128	20,554

Cash, cash equivalents and restricted cash at end of period	$33,603	$22,237

See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
Intevac, Inc. (together with its subsidiaries “Intevac,” the “Company” or “we”) is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment (“TFE”) and Photonics.
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the January 2, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
The COVID-19
outbreak, which was declared a global pandemic by the World Health Organization in March 2020, has impacted all countries in which we operate. The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of
COVID-19
and although many restrictions that were in place have eased in many localities, some areas that had previously eased restrictions have reverted to more stringent limitations. There remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. Given that, we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the
COVID-19
pandemic will depend on future developments, including any new potential waves of the virus, new strains of the virus, and the success of vaccination programs, all of which are highly uncertain and cannot be accurately predicted. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

2.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended April 3, 2021 and March 28, 2020 along with the reportable segment for each category.
Major Products and Service Lines

TFE	Three Months Ended April 3, 2021					Three Months Ended March 28, 2020
	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total
Systems, upgrades and spare parts	$3,585	$—	$111	$3,850	$7,546	$6,361	$208	$6,569
Field service	1,636	14	42	—	1,692	1,393	—	1,393

Total TFE net revenues	$5,221	$14	$153	$3,850	$9,238	$7,754	$208	$7,962

	Three Months Ended
Photonics	April 3, 2021	March 28, 2020
	(In thousands)
Products:
Military products	$3,252	$5,365
Commercial products	128	79
Repair and other services	442	430

Total Photonics product net revenues	3,822	5,874

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
(Unaudited)

	Three Months Ended
Photonics	April 3, 2021	March 28, 2020
	(In thousands)
Technology development:
Firm Fixed Price (“FFP”)	1,804	4,430
Cost Plus Fixed Fee (“CPFF”)	1,377	574
Time and materials	—	—

Total technology development net revenues	3,181	5,004

Total Photonics net revenues	$7,003	$10,878

Primary Geographical Markets

	Three Months Ended
	April 3, 2021			March 28, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$367	$6,960	$7,327	$519	$10,856	$11,375
Asia	5,021	—	5,021	7,443	—	7,443
Europe	3,850	43	3,893	—	22	22

Total net revenues	$9,238	$7,003	$16,241	$7,962	$10,878	$18,840

Timing of Revenue Recognition

	Three Months Ended
	April 3, 2021			March 28, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$9,238	$442	$9,680	$7,962	$430	$8,392
Products and services transferred over time	—	6,561	6,561	—	10,448	10,448

	$9,238	$7,003	$16,241	$7,962	$10,878	$18,840

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended April 3 2021.

	April 3, 2021	January 2, 2021	Three Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$—	$369	$(369)

Contract liabilities:
Deferred revenue	$276	$482	$(206)
Customer advances	42	33	9

	$318	$515	$(197)

Photonics:
Contract assets:
Accounts receivable, unbilled	$4,689	$5,439	$(750)
Retainage	130	126	4

	$4,819	$5,565	$(746)

Contract liabilities:
Deferred revenue	$1,126	$779	$347

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less, the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended April 3, 2021, contract assets in our TFE segment decreased by $369,000 primarily due to the recognition of revenue for the installation portion of revenue for one system that completed installation and acceptance during the quarter.
Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended April 3, 2021, we recognized revenue in our TFE segment of $33,000 and $206,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the three months ended April 3, 2021, contract assets in our Photonics segment decreased by $746,000 primarily due to the billing for achievement of contractual milestones, offset in part by the accrual of revenue for incurred costs under FFP and CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized. During the three months ended April 3, 2021, we recognized revenue in our Photonics segment of $779,000 that was included in deferred revenue at the beginning of the period.
On April 3, 2021, we had $43.1 million of remaining performance obligations, which we also refer to as total backlog. Backlog at April 3, 2021 consisted of $4.2 million of TFE backlog and $38.9 million of Photonics backlog. We expect to recognize approximately 56% of our remaining performance obligations as revenue in 2021, 42% in 2022 and 2% in 2023.

3.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	April 3, 2021	January 2, 2021
	(In thousands)
Raw materials	$10,422	$9,999
Work-in-progress	5,885	4,832
Finished goods	4,194	6,858

	$20,501	$21,689

Finished goods inventory at April 3, 2021 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory. Finished goods inventory at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Equity-Based Compensation
At April 3, 2021, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
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
Compensation Expense
The effect of recording equity-based compensation for the three-month periods ended April 3, 2021 and March 28, 2020 was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Equity-based compensation by type of award:
Stock options	$75	$215
RSUs	543	366
Employee stock purchase plan	350	91

Total equity-based compensation	$968	$672

Stock Options and ESPP
The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of the fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual employee stock option exercise behavior.
Option activity as of April 3, 2021 and changes during the three months ended April 3, 2021 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at January 2, 2021	1,814,467	$6.66
Options granted	—	$—
Options cancelled and forfeited	(50,250)	$8.32
Options exercised	(28,399)	$6.78

Options outstanding at April 3, 2021	1,735,818	$6.60

Options exercisable at April 3, 2021	1,317,348	$6.71
Intevac issued 208,516 shares of common stock under the ESPP during the three months ended April 3, 2021.
Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Stock Options:
Weighted-average fair value of grants per share	—	$1.82
Expected volatility	—	46.06%
Risk-free interest rate	—	0.44%
Expected term of options (in years)	—	4.39
Dividend yield	—	None
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$2.69	$1.66
Expected volatility	58.56%	36.69%
Risk-free interest rate	0.08%	1.56%
Expected term of purchase rights (in years)	1.0	0.5
Dividend yield	None	None
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
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at January 2, 2021	901,634	$5.30
Granted	9,603	$6.45
Vested	(9,320)	$6.72
Cancelled and forfeited	(11,051)	$5.36

Non-vested RSUs at April 3, 2021	890,866	$5.29

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
The following table displays the activity in the warranty provision account for the three-month periods ended April 3, 2021 and March 28, 2020.

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Opening balance	$480	$1,022
Expenditures incurred under warranties	(199)	(120)
Accruals for product warranties issued during the reporting period	275	25
Adjustments to previously existing warranty accruals	34	(202)

Closing balance	$590	$725

The following table displays the balance sheet classification of the warranty provision account at April 3, 2021 and at January 2, 2021.

	April 3	January 2,
	2021	2021
	(In thousands)
Other accrued liabilities	$537	$405
Other long-term liabilities	53	75

Total warranty provision	$590	$480

6.	Guarantees
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
Letters of Credit
As of April 3, 2021, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 3, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$27,929	$—	$—	$27,929
Money market funds	4,387	—	—	4,387
Certificates of deposit	500	—	—	500

Total cash and cash equivalents	$32,816	$—	$—	$32,816
Short-term investments:
Certificates of deposit	$6,750	$1	$—	$6,751
Corporate bonds and medium-term notes	4,714	3	—	4,717
Municipal bonds	595	—	—	595
U.S. treasury and agency securities	3,998	16	—	4,014

Total short-term investments	$16,057	$20	$—	$16,077
Long-term investments:
Certificates of deposit	$500	$—	$2	$498
Corporate bonds and medium-term notes	2,012	—	1	2,011
U.S. treasury and agency securities	1,409	1	—	1,410

Total long-term investments	$3,921	$1	$3	$3,919

Total cash, cash equivalents, and investments	$52,794	$21	$3	$52,812

	January 2, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$24,729	$—	$—	$24,729
Money market funds	3,612	—	—	3,612
Certificates of deposit	1,000	—	—	1,000

Total cash and cash equivalents	$29,341	$—	$—	$29,341
Short-term investments:
Certificates of deposit	$6,450	$2	$—	$6,452
Commercial paper	500	—	—	500
Corporate bonds and medium-term notes	2,929	6	—	2,935
Municipal bonds	400	—	—	400
U.S. treasury and agency securities	4,527	25	—	4,552

Total short-term investments	$14,806	$33	$—	$14,839
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	3,474	4	—	3,478
U.S. treasury and agency securities	1,409	1	—	1,410

Total long-term investments	$5,383	$5	$—	$5,388

Total cash, cash equivalents, and investments	$49,530	$38	$—	$49,568

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The contractual maturities of
available-for-sale
securities at April 3, 2021 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,944	$20,964
Due after one through five years	3,921	3,919

	$24,865	$24,883

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 3, 2021.

	April 3, 2021
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$1,498	$2	$—	$—
Corporate bonds and medium-term notes	2,686	1	—	—

	$4,184	$3	$—	$—

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of April 3, 2021.

	Fair Value Measurements at April 3, 2021
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$4,387	$4,387	$—
U.S. treasury and agency securities	5,424	5,424	—
Certificates of deposit	7,749	—	7,749
Corporate bonds and medium-term notes	6,728	—	6,728
Municipal bonds	595	—	595

Total recurring fair value measurements	$24,883	$9,811	$15,072

8.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 3, 2021 and January 2, 2021.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	April 3, 2021	January 2, 2021	April 3, 2021		January 2, 2021
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
			(In thousands)
Undesignated Hedges:

Forward Foreign Currency Contracts	$594	983	*	$1	*	$3

Total Hedges	$594	983		$1		$3

*	Other accrued liabilities

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Equity
Condensed Consolidated Statements of Changes in Equity
The changes in stockholders’ equity by component for the three months ended April 3, 2021 and March 28, 2020, are as follows (in thousands):

	Three Months Ended April 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 2, 2021	$193,197	$(29,551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	1,223	—	—	—	1,223
Equity-based compensation expense	968	—	—	—	968
Net loss	—	—	—	(6,504)	(6,504)
Other comprehensive loss	—	—	(88)	—	(88)

Balance at April 3, 2021	$195,388	$(29,551)	$552	$(69,234)	$97,155

	Three Months Ended March 28, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 29, 2018	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	914	—	—	—	914
Equity-based compensation expense	672	—	—	—	672
Net loss	—	—	—	(1,224)	(1,224)
Other comprehensive loss	—	—	(93)	—	(93)
Common stock repurchases	—	(393)	—	—	(393)

Balance at March 28, 2020	$189,899	$(29,551)	$331	$(65,010)	$95,669

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three months ended April 3, 2021 and March 28, 2020, are as follows:

	Three Months Ended
	April 3, 2021			March 28, 2020
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total
	(In thousands)
Beginning balance	$602	$38	$640	$381	$43	$424
Other comprehensive income (loss) before reclassification	(68)	(20)	(88)	(95)	2	(93)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(68)	(20)	(88)	(95)	2	(93)

Ending balance	$534	$18	$552	$286	$45	$331

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2019, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At April 3, 2021, $10.4 million remains available for future stock repurchases under the repurchase program.
The following table summarizes Intevac’s stock repurchases:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	98
Cost of stock repurchased	$—	$393
Average price paid per share share	$—	$3.97
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

10.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Net loss	$(6,504)	$(1,224)

Weighted-average shares – basic	24,033	23,483
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	24,033	23,483

Net loss per share – basic and diluted	$(0.27)	$(0.05)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

11.	Segment Reporting
Intevac’s two reportable segments are: TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of April 3, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
The TFE segment designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the hard drive, solar cell, DCP and advanced semiconductor packaging industries, as well as other adjacent thin-film markets.
The Photonics segment develops compact, cost-effective, high-sensitivity digital-optical products for the capture and display of low-light
images. Intevac provides sensors, cameras and systems for government applications such as night vision.
Information for each reportable segment for the three months ended April 3, 2021 and March 28, 2020 is as follows:
Net Revenues

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
TFE	$9,238	$7,962
Photonics	7,003	10,878

Total segment net revenues	$16,241	$18,840

Operating Income (Loss)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
TFE	$(4,002)	$(2,531)
Photonics	(1,146)	2,912

Total segment operating income (loss)	(5,148)	381
Unallocated costs	(1,353)	(1,481)

Loss from operations	(6,501)	(1,100)
Interest income and other income (expense), net	29	142

Loss before provision for income taxes	$(6,472)	$(958)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total assets for each reportable segment as of April 3, 2021 and January 2, 2021 are as follows:
Assets

	April 3, 2021	January 2, 2021
	(In thousands)
TFE	$33,042	$44,335
Photonics	21,474	22,923

Total segment assets	54,516	67,258

Cash, cash equivalents and investments	52,812	49,568
Restricted cash	787	787
Deferred income taxes	5,375	5,335
Other current assets	1,194	1,093
Common property, plant and equipment	1,355	1,443
Common operating lease right-of-use assets	1,493	1,603
Other assets	109	151

Consolidated total assets	$117,641	$127,238

12.	Income Taxes
Intevac recorded income tax provisions of $32,000 for the three months ended April 3, 2021 and $266,000 for the three months ended March 28, 2020. The income tax provisions for the three month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended April 3, 2021 Intevac recorded a $19,000 income tax benefit on losses of its international subsidiaries and recorded $48,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 28, 2020 Intevac recorded a $165,000 income tax provision on earnings of its international subsidiaries and recorded $101,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed

income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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

economic measures and determined the impact on our financial position at April 3, 2021 and on the results of operations and cash flows for the three months then ended to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.

One-half

of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the consolidated balance sheets, the short-term portion of the deferred payroll tax liability is included in accrued payroll and related liabilities, while the long-term portion is included in other long-term liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the first quarter of fiscal 2021, the Company received $66,000 in JSS grants, of which $39,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations.

13.	Restructuring Charges
During the first quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.4 percent. The cost of implementing the Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Cost Reduction Plan occurred in the first quarter of fiscal 2021. Implementation of the Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $576,000 on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the Cost Reduction Plan for the three months ended April 3, 2021 were as follows.

Three Months Ended
April 3,
2021
(In thousands)
Beginning balance	$—
Provision for restructuring reserves	43
Cash payments made	(43)

Ending balance	$—

14.	Commitments and Contingencies
From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form
10-Q
contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2021 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form
10-K
filed on February 17, 2021, and our Quarterly Reports on Form
10-Q
and Current Reports on Form
8-K.
Intevac’s trademarks include the following: “200 Lean®,” “DiamondClad®,” “DIAMOND DOG®,” “EBAPS®,” “ENERG
i
®,” “LIVAR®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “MicroVista®,” “NightVista®,” “oDLC®,” “INTEVAC VERTEX®,” “VERTEX Marathon®,” and “VERTEX SPECTRA®.”
Overview
Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), photovoltaic (“PV”) solar cell, and advanced semiconductor packaging industries. Intevac also provides sensors, cameras and systems for government applications such as night vision. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells, semiconductor outsourced assembly and test companies as well as the U.S. government and its agencies, allies and contractors. Intevac reports two segments: Thin-film Equipment (“TFE”) and Photonics.
Product development and manufacturing activities occur in North America and Asia. Intevac also has field offices in Asia to support its TFE customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China.
Intevac’s results of operations are driven by a number of factors including success in its equipment growth initiatives in the DCP, solar and advanced semiconductor packaging markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user
demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing, a thin-film PVD application for PV solar cell manufacturing, and a PVD fan-out
application for advanced semiconductor packaging. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, PV cells, and semiconductor chips as well as other factors such as global economic conditions and technological advances in fabrication processes.
The following table presents certain significant measurements for the three months ended April 3, 2021 and March 28, 2020.

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$16,241	$18,840	$(2,599)
Gross profit	$3,054	$8,156	$(5,102)
Gross margin percent	18.8%	43.3%	(24.5) points
Loss from operations	$(6,501)	$(1,100)	$(5,401)
Net loss	$(6,504)	$(1,224)	$(5,280)
Net loss per diluted share	$(0.27)	$(0.05)	$(0.22)

Net revenues decreased during the first quarter of fiscal 2021 compared to the same period in the prior year primarily due to lower Photonics product sales and lower Photonics contract research and development (“R&D”) revenue offset in part by higher TFE sales. TFE recognized revenue on one MATRIX PVD system for advanced semiconductor packaging in the first quarter of fiscal 2021. TFE did not recognize revenue on any systems sales in the first quarter of fiscal 2020. Lower gross margin in the first quarter of fiscal 2021 reflected the lower-margin contribution from the first MATRIX PVD system for advanced semiconductor packaging and lower margins on contract R&D resulting from higher costs related to additional work needed in order to complete the integration of our camera into the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) platform as we neared the end of the development program. The Company reported a larger net loss for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to lower revenues, lower gross margins and higher spending on R&D materials. During the first quarter of fiscal 2021, the Company received $66,000 in government assistance related to
COVID-19
from the government of Singapore of which $39,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses.
We believe fiscal 2021 will be a challenging year and Intevac does not expect be profitable in fiscal 2021, unless new orders are received sooner than anticipated.
Intevac expects that 2021 HDD equipment sales will be lower than 2020 levels.
In 2021, Intevac expects higher sales of new TFE products as we expect to: (i) convert the VERTEX coating system for DCP under evaluation at a customer factory to revenue and (ii) obtain follow-on
production orders for additional VERTEX systems. In 2021, we expect product revenue in Photonics to decline slightly as shipments for the Apache camera under the current contract with the U.S. government concluded in the third quarter of 2020. In 2021, we will continue to deliver product shipments of the night-vision camera modules for the F35 Joint Strike Fighter program. In 2021, we expect decreased contract R&D revenue as development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program comes to a conclusion in early 2021. Intevac expects to receive an additional $48,000 in government assistance related to
COVID-19
from the government of Singapore in the remainder of fiscal 2021.
COVID-19
Update
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of
COVID-19
and although many restrictions that were in place have eased in many localities, some areas that had previously eased restrictions have reverted to more stringent limitations. If new strains of
COVID-19
develop or sufficient amounts of vaccines are not available or widely administered for a significant period of time, the continued impacts to our business could be material to our 2021 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions and/or travel restrictions and border closures. There remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. Our factories in California and Singapore remain open as both TFE and Photonics businesses are within the critical infrastructure sectors. We have experienced pandemic-related delays in our TFE evaluation and development work. In response to COVID-19,
we have implemented initiatives to safeguard our employees. We have implemented work-from-home protocols and all employees that can do so are working remotely and will continue to do so until restrictions are lifted by the applicable authorities in the United States, Singapore and China. The following discussion highlights how we are responding and the expected impacts of COVID-19
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
When COVID-19 was
declared a pandemic, we activated our business continuity plan (the “Continuity Plan”). As an element of the Continuity Plan, we activated our Business Continuity Team (“BCT”), a group of senior corporate managers who directed a series of activities to address the health and safety of our workforce, assist employees, sustain business operations, coordinate communication and address our management concerning other ongoing pandemic activities. The BCT monitors guidelines published by the Centers for Disease Control and Prevention, the National Institutes of Health, the Occupational Safety and Health Administration, the World Health Organization and other state and local authorities, makes assessments of these guidelines and implements the appropriate protocols. The BCT established a
COVID-19
policy and continually updates this policy based on the latest guidance. All employees continuing to work on site and visitors were required to complete training on the Company’s
COVID-19
policy and any employees returning to work at our facilities are provided additional training prior to returning to work. The BCT also updated and revised policies related to visitors and travel to include COVID-19-related health
and safety measures related to the pandemic and updated the Continuity Plan to include a pandemic response appendix.
Productivity
We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future.
Economic Relief
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $66,000 in JSS grants in the first quarter of fiscal 2021. Intevac expects to receive an additional $48,000 in JSS grants in the remainder of fiscal 2021.
During the first quarter of fiscal 2021 and the first quarter of fiscal 2020, the Company’s expenses included approximately $43,000 and $10,000, respectively, due to costs related to actions taken in response to COVID-19.
Results of Operations
Net revenues

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands)
TFE	$9,238	$7,962	$1,276
Photonics
Products	3,822	5,874	(2,052)
Contract R&D	3,181	5,004	(1,823)

	7,003	10,878	(3,875)

Total net revenues	$16,241	$18,840	$(2,599)

TFE recognized revenue on one MATRIX PVD system for advanced semiconductor packaging in the first quarter of fiscal 2021. TFE did not recognize revenue on any systems sales in the first quarter of fiscal 2020. TFE revenue during the three month periods ended April 3, 2021 and March 28, 2020 also included revenue recognized for disk equipment technology upgrades and spare parts.
Photonics revenue for the three months ended April 3, 2021 decreased compared to the same period in the prior year resulting from lower product sales as Apache camera shipments under the current contract with the U.S. government concluded in the third quarter of 2020 and lower contract R&D work as the IVAS contract program is nearing its conclusion.

Backlog

	April 3, 2021	January 2, 2021	March 28, 2020
	(In thousands)
TFE	$4,221	$5,623	$22,386
Photonics	38,917	41,317	64,787

Total backlog	$43,138	$46,940	$87,173

TFE backlog at both April 3, 2021 and at January 2, 2021 did not include any 200 Lean HDD systems. TFE backlog at March 28, 2020 included two 200 Lean HDD systems.
Revenue by geographic region

	Three Months Ended
	April 3, 2021			March 28, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$367	$6,960	$7,327	$519	$10,856	$11,375
Asia	5,021	—	5,021	7,443	—	7,443
Europe	3,850	43	3,893	—	22	22

Total net revenues	$9,238	$7,003	$16,241	$7,962	$10,878	$18,840

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three months ended April 3, 2021 versus the three months ended March 28, 2020, reflected lower Photonics product shipments and lower Photonics contract R&D work. Sales to the Asia region in both three month periods did not include any systems. Sales to the Europe region in the three months ended April 3, 2021 included one MATRIX PVD system for advanced semiconductor packaging. Sales to the Europe region in the three months ended March 28, 2020 were not significant.
Gross profit

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$2,134	$3,500	$(1,366)
% of TFE net revenues	23.1%	44.0%
Photonics gross profit	$920	$4,656	$(3,736)
% of Photonics net revenues	13.1%	42.8%
Total gross profit	$3,054	$8,156	$(5,102)
% of net revenues	18.8%	43.3%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 23.1% in the three months ended April 3, 2021 compared to 44.0% in the three months ended March 28, 2020. TFE gross margin for the three months ended April 3, 2021 reflects the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins in the TFE business will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Photonics gross margin was 13.1% in the three months ended April 3, 2021 compared to 42.8% in the three months ended March 28, 2020. Lower Photonics gross margins for the three months ended April 3, 2021 reflected lower revenue levels and lower margins on contract R&D work primarily due to higher costs related to the additional work needed in order to finish the initial integration of our camera into the IVAS platform as it nears the completion of the development stage, incremental scrapping of materials and a loss provision taken on a firm fixed price contract.

Research and development expense

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands)
Research and development expense	$3,625	$3,284	$341
R&D spending in TFE during the three months ended April 3, 2021 increased compared to the three months ended March 28, 2020 due to higher spending on HDD and PV development, offset in part by decreased spending on semiconductor
Fan-out
and DCP development. R&D spending increased in Photonics during the three months ended April 3, 2021 as compared to the three months ended March 28, 2020 primarily due to higher spending on the next generation of our low light level CMOS camera. R&D expenses do not include costs of $3.2 million and $2.9 million for the three-month periods ended April 3, 2021 and March 28, 2020, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.
Selling, general and administrative expense

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,930	$5,972	$(42)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended April 3, 2021 was flat compared to the three months ended March 28, 2020 as lower variable compensation expenses were offset by higher stock compensation expenses, higher costs to support a customer evaluation and higher bid and proposal costs for contract R&D work in Photonics. Selling, general and administrative expense for the three months ended March 28, 2020 also included costs to launch our Diamond Dog
e-commerce
website.
Cost reduction plan
During the first quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.4 percent. The total cost of implementing the Cost Reduction Plan was $43,000 of which $9,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. Substantially all cash outlays in connection with the Cost Reduction Plan were completed in the first quarter of fiscal 2021. Implementation of the Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $576,000 on an annual basis.
Interest income and other income (expense), net

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$29	$142	$(113)
Interest income and other income (expense), net in the three months ended April 3, 2021 included $17,000 of interest income on investments and other income of $19,000, offset in part by $7,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended March 28, 2020 included $125,000 of interest income on investments and $25,000 of foreign currency gains, offset in part by various other expenses of $8,000. The decrease in interest income in the three months ended April 3, 2021 resulted from lower interest rates.

Income tax provision

	Three Months Ended
	April 3, 2021	March 28, 2020	Change over prior period
	(In thousands)
Income tax provision	$32	$266	$(234)
Intevac recorded income tax provisions of $32,000 for the three months ended April 3, 2021 and $266,000 for the three months ended March 28, 2020. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. The income tax expense for the three months ended April 3, 2021 and for the three months ended March 28, 2020 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. For the three-month period ended April 3, 2021, Intevac recorded a $19,000 income tax benefit on losses of our international subsidiaries and recorded $48,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended March 28, 2020, Intevac recorded a $165,000 income tax provision on earnings of our international subsidiaries and recorded $101,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2021 and 2020 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
Liquidity and Capital Resources
At April 3, 2021, Intevac had $53.6 million in cash, cash equivalents, restricted cash and investments compared to $50.4 million at January 2, 2021. During the first three months of fiscal 2021, cash, cash equivalents, restricted cash and investments increased by $3.2 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets, tax payments on net share settlements and stock repurchases.
Cash, cash equivalents, restricted cash and investments consist of the following:

	April 3, 2021	January 2, 2021
	(In thousands)
Cash and cash equivalents	$32,816	$29,341
Restricted cash	787	787
Short-term investments	16,077	14,839
Long-term investments	3,919	5,388

Total cash, cash equivalents, restricted cash and investments	$53,599	$50,355

Operating activities generated cash of $2.5 million during the first three months of fiscal 2021 compared to $1.1 million during the first three months of fiscal 2020.
Accounts receivable totaled $18.2 million at April 3, 2021 compared to $28.6 million at January 2, 2021. Net inventories totaled $20.5 million at April 3, 2021 compared to $21.7 million at January 2, 2021. Net inventories at April 3, 2021 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory. Net inventories at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation in a customer’s factory. Accounts payable decreased to $2.8 million at April 3, 2021 from $4.3 million at January 2, 2021 due to reduced manufacturing activities. Accrued payroll and related liabilities decreased to $5.2 million at April 3, 2021 compared to $7.7 million at January 2, 2021 due primarily to the settlement of 2020 bonuses. Other accrued liabilities decreased to $3.1 million at April 3, 2021 compared to $3.6 million at January 2, 2021. Customer advances increased from $33,000 at January 2, 2021 to $42,000 at April 3, 2021.

Investing activities used cash of $65,000 during the first three months of fiscal 2021. Proceeds from sales of investments net of purchases totaled $178,000. Capital expenditures for the three months ended April 3, 2021 were $243,000.
Financing activities generated cash of $1.1 million in the first three months of fiscal 2021 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. Tax payments related to the net share settlement of restricted stock units were $20,000.
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
As of April 3, 2021, approximately $24.3 million of cash and cash equivalents and $2.9 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
Intevac believes that its existing cash, cash equivalents and investments will be sufficient to meet its cash requirements for the foreseeable future. Intevac intends to undertake approximately $6.0 million in capital expenditures during the remainder of 2021.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of April 3, 2021. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form
10-K
for the year ended January 2, 2021, filed with the SEC on February 17, 2021. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
There have been no material changes to our critical accounting policies during the three months ended April 3, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form
10-Q
for the quarter ended April 3, 2021, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of April 3, 2021.
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
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of
COVID-19
and although many restrictions that were in place have eased in many localities, some areas that had previously eased restrictions have reverted to more stringent limitations. There remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. The extent that our operations will continue to be impacted by the
COVID-19
pandemic will depend on future developments, including any new potential waves of the virus, new strains of the virus, and the success of vaccination programs, all of which are highly uncertain and cannot be accurately predicted.
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
Repurchases of Intevac Common Stock
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At April 3, 2021, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 3, 2021.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEVAC, INC.

Date: May 4, 2021	By:	/s/ WENDELL T. BLONIGAN
Wendell T. Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)