Form 10-Q
period 2021-07-03
INTEVAC INC
filed 2021-08-03
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
of the Act).    ☐  Yes    ☒  No
On August 3, 2021, 24,585,984 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2021	January 2, 2021
	(Unaudited) (In thousands, except par value)
ASSETS

Current assets:
Cash and cash equivalents	$32,856	$29,341
Short-term investments	15,805	14,839
Trade and other accounts receivable, net of allowances of $0 a t both July 3, 2021 and January 2, 2021	14,356	28,646
Inventories	20,524	21,689
Prepaid expenses and other current assets	1,691	1,893

Total current assets	85,232	96,408
Long-term investments	4,679	5,388
Restricted cash	787	787
Property, plant and equipment, net	9,683	11,004
Operating lease right-of-use-assets	6,988	8,165
Deferred income taxes and other long-term assets	5,700	5,486

Total assets	$113,069	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current operating lease liabilities	$2,981	$2,853
Accounts payable	3,890	4,259
Accrued payroll and related liabilities	6,334	7,679
Other accrued liabilities	2,421	3,631

Total current liabilities	15,626	18,422
Noncurrent liabilities:
Noncurrent operating lease liabilities	5,267	6,803
Other long-term liabilities	428	457

Total noncurrent liabilities	5,695	7,260
Stockholders’ equity:
Common stock, $0.001 par value	24	24
Additional paid-in capital	196,064	193,173
Treasury stock, 5,087 shares at both July 3, 2021 and at January 2, 2021	(29,551)	(29,551)
Accumulated other comprehensive income	571	640
Accumulated deficit	(75,360)	(62,730)

Total stockholders’ equity	91,748	101,556

Total liabilities and stockholders’ equity	$113,069	$127,238

Note: Amounts as of January 2, 2021 are derived from the January 2, 2021 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(Unaudited) (In thousands, except per share amounts)

Net revenues:
Systems and components	$10,651	$22,725	$23,710	$36,561
Technology development	3,162	6,117	6,344	11,121

Total net revenues	13,813	28,842	30,054	47,682
Cost of net revenues:
Systems and components	8,624	13,812	18,588	21,579
Technology development	2,081	3,610	5,304	6,526

Total cost of net revenues	10,705	17,422	23,892	28,105

Gross profit	3,108	11,420	6,162	19,577
Operating expenses:
Research and development	3,894	3,707	7,519	6,991
Selling, general and administrative	5,525	5,609	11,455	11,581

Total operating expenses	9,419	9,316	18,974	18,572

Income (loss) from operations	(6,311)	2,104	(12,812)	1,005
Interest income and other income (expense), net	20	62	50	204

Income (loss) before provision for (benefit from) income taxes	(6,291)	2,166	(12,762)	1,209
Provision for (benefit from) income taxes	(165)	642	(132)	909

Net income (loss)	$(6,126)	$1,524	$(12,630)	$300

Net income (loss) per share:
Basic	$(0.25)	$0.06	$(0.52)	$0.01
Diluted	$(0.25)	$0.06	$(0.52)	$0.01

Weighted average common shares outstanding:
Basic	24,241	23,561	24,137	23,522
Diluted	24,241	23,906	24,137	23,953
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(Unaudited) (In thousands)

Net income (loss)	$(6,126)	$1,524	$(12,630)	$300

Other comprehensive income (loss), before tax:
Change in unrealized net gain on available-for-sale investments	(9)	51	(29)	53
Foreign currency translation gains (losses)	28	20	(40)	(75)

Other comprehensive income (loss), before tax	19	71	(69)	(22)
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	19	71	(69)	(22)

Comprehensive income (loss)	$(6,107)	$1,595	$(12,699)	$278

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 3, 2021	June 27, 2020
	(Unaudited) (In thousands)

Operating activities
Net income (loss)	$(12,630)	$300
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,686	1,797
Net amortization (accretion) of investment premiums and discounts	62	(26)
Equity-based compensation	1,987	1,328
Straight-line rent adjustment and amortization of lease incentives	(231)	(142)
Deferred income taxes	(202)	426
Changes in operating assets and liabilities	12,692	(148)

Total adjustments	15,994	3,235

Net cash and cash equivalents provided by operating activities	3,364	3,535
Investing activities
Purchases of investments	(10,163)	(12,213)
Proceeds from sales and maturities of investments	9,815	14,510
Purchases of leasehold improvements and equipment	(365)	(1,837)

Net cash and cash equivalents provided by (used in) investing activities	(713)	460
Financing activities
Net proceeds from issuance of common stock	1,436	994
Common stock repurchases	—	(393)
Taxes paid related to net share settlement	(532)	(345)

Net cash and cash equivalents provided by financing activities	904	256
Effect of exchange rate changes on cash and cash equivalents	(40)	(74)

Net increase in cash, cash equivalents and restricted cash	3,515	4,177
Cash, cash equivalents and restricted cash at beginning of period	30,128	20,554

Cash, cash equivalents and restricted cash at end of period	$33,643	$24,731

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$—	$128

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
COVID-19
Update
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
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended July 3, 2021 and June 27, 2020 along with the reportable segment for each category.
Major Products and Service Lines

TFE	Three Months Ended July 3, 2021					Three Months Ended June 27, 2020
	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total
Systems, upgrades and spare parts	$3,955	$3	$47	$—	$4,005	$15,226	$61	$15,287
Field service	1,364	—	—	—	1,364	1,306	2	1,308

Total TFE net revenues	$5,319	$3	$47	$—	$5,369	$16,532	$63	$16,595

	Six Months Ended July 3, 2021					Six Months Ended June 27, 2020
	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total
Systems, upgrades and spare parts	$7,539	$3	$158	$3,850	$11,550	$21,587	$269	$21,856
Field service	3,001	14	42	—	3,057	2,699	2	2,701

Total TFE net revenues	$10,540	$17	$200	$3,850	$14,607	$24,286	$271	$24,557

	Three Months Ended		Six Months Ended
Photonics	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Products:

Military products	$4,958	$5,446	$8,209	$10,811
Commercial products	50	39	178	118
Repair and other services	274	645	716	1,075

Total Photonics product net revenues	5,282	6,130	9,103	12,004
Technology development:
Firm Fixed Price (“FFP”)	1,543	5,462	3,348	9,892
Cost Plus Fixed Fee (“CPFF”)	1,619	655	2,996	1,229
Time and materials	—	—	—	—

Total technology development net revenues	3,162	6,117	6,344	11,121

Total Photonics net revenues	$8,444	$12,247	$15,447	$23,125

Primary Geographical Markets

	Three Months Ended			Three Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,121	$8,371	$10,492	$313	$12,125	$12,438
Asia	3,248	—	3,248	16,282	—	16,282
Europe	—	73	73	—	122	122

Total net revenues	$5,369	$8,444	$13,813	$16,595	$12,247	$28,842

	Six Months Ended			Six Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,488	$15,331	$17,819	$832	$22,981	$23,813
Asia	8,269	—	8,269	23,725	—	23,725
Europe	3,850	116	3,966	—	144	144

Total net revenues	$14,607	$15,447	$30,054	$24,557	$23,125	$47,682

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$5,369	$274	$5,643	$16,595	$645	$17,240
Products and services transferred over time	—	8,170	8,170	—	11,602	11,602

	$5,369	$8,444	$13,813	$16,595	$12,247	$28,842

	Six Months Ended			Six Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$14,607	$645	$15,252	$24,557	$1,075	$25,632
Products and services transferred over time	—	14,802	14,802	—	22,050	22,050

	$14,607	$15,447	$30,054	$24,557	$23,125	$47,682

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended July 3, 2021:

	July 3, 2021	January 2, 2021	Six Months Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$—	$369	$(369)

Contract liabilities:
Deferred revenue	$195	$482	$(287)
Customer advances	1	33	(32)

	$196	$515	$(319)

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,410	$5,439	$(4,029)
Retainage	127	126	1

	$1,537	$5,565	$(4,028)

Contract liabilities:
Deferred revenue	$275	$779	$(504)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended July 3, 2021, contract assets in our TFE segment decreased by $369,000 primarily due to the recognition of revenue for the installation portion of revenue for one system that completed installation and acceptance.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended July 3, 2021, we recognized revenue in our TFE segment of $33,000 and $296,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the six months ended July 3, 2021, contract assets in our Photonics segment decreased by $4.0 million primarily due to the billing of contractual milestones, offset in part by the accrual of revenue for incurred costs under FFP and CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized. During the six months ended July 3, 2021, we recognized revenue in our Photonics segment of $
779
,000 that was included in deferred revenue at the beginning of the period.
On July 3, 2021, we had $51.7 million of remaining performance obligations, which we also refer to as backlog. Backlog at July 3, 2021 consisted of $18.9 million of TFE backlog and $32.7 million of Photonics backlog. We expect to recognize approximately 52% of our remaining performance obligations as revenue in 2021, 29% in 2022, and 19% in 2023.

3.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	July 3, 2021	January 2, 2021
	(In thousands)
Raw materials	$11,007	$9,999
Work-in-progress	5,046	4,832
Finished goods	4,471	6,858

	$20,524	$21,689

Finished goods inventory at July 3, 2021 included one VERTEX SPECTRA system for DCP at a customer’s factory previously under evaluation for which the evaluation period has ended but the tool is being considered for another application at that site. Finished goods inventory at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory.

4.	Equity-Based Compensation
At July 3, 2021, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.

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
Compensation Expense
The effect of recording equity-based compensation for the three and six months ended July 3, 2021 and June 27, 2020 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Equity-based compensation by type of award:
Stock options	$57	$149	$132	$364
RSUs	656	450	1,200	816
Employee stock purchase plan	306	57	655	148

Total equity-based compensation	$1,019	$656	$1,987	$1,328

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
Option activity as of July 3, 2021 and changes during the six months ended July 3, 2021 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at January 2, 2021	1,814,467	$6.66
Options granted	—	$—
Options cancelled and forfeited	(205,324)	$6.72
Options exercised	(65,462)	$5.89

Options outstanding at July 3, 2021	1,543,681	$6.57

Options exercisable at July 3, 2021	1,317,356	$6.78

Intevac issued 208,516 shares of common stock under the ESPP during the six months ended July 3, 2021.
Intevac estimated the weighted-average fair value of stock options and ESPP purchase rights using the following weighted-average assumptions:

Six Months Ended
June 27, 2020
Stock Options:
Weighted-average fair value of grants per share	$1.82
Expected volatility	46.06%
Risk-free interest rate	0.44%
Expected term of options (in years)	4.39
Dividend yield	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$2.69	$1.66
Expected volatility	58.56%	36.69%
Risk-free interest rate	0.08%	1.56%
Expected term of purchase rights (in years)	1.0	0.5
Dividend yield	None	None
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
RSUs
RSU activity as of July 3, 2021 and changes during the six months ended July 3, 2021 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at January 2, 2021	901,634	$5.30
Granted	538,022	$6.29
Vested	(293,824)	$6.08
Cancelled and forfeited	(44,775)	$3.96

Non-vested RSUs at July 3, 2021	1,101,057	$5.63

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
In May 2021, we granted 126,320 performance-based restricted stock units (“PRSUs”) to members of our senior management. The number of PRSUs that will vest is determined by our common stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group over a measurement period of two years from the time of grant. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU tables. At the end of the performance measurement period, the Compensation Committee of the Board of Directors (the “Compensation Committee”) will determine the achievement against the performance objectives. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested for each PRSU grant can range from zero to 200% of the initial grant.
Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

Three Months Ended
July 3, 2021
Weighted-average fair value of grants per share	$7.65
Expected volatility	56.26%
Risk-free interest rate	0.15%
Dividend yield	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2020, we granted 109,465 PRSUs to members of our senior management. The PRSUs were issued collectively in four separate tranches with individual one-year
performance periods beginning in May 2020, 2021, 2022 and 2023, respectively. Vesting of the PRSUs is based on the performance of our common stock relative to the performance of a specified peer group. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU tables. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives. Any earned PRSU awards will vest 100% after the end of the applicable performance measurement period. The first performance measurement period ended in May 2021 and the metric was not achieved and 27,366 PRSUs were cancelled.
Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

Three Months Ended
June 27, 2020
Weighted-average fair value of grants per share	$3.16
Expected volatility	46.7%
Risk-free interest rate	0.25%
Dividend yield	None

5.	Warranty
Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its HDD manufacturing, DCP manufacturing, solar cell manufacturing and advanced semiconductor packaging manufacturing systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable
parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.
On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.
The following table displays the activity in the warranty provision account for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Opening balance	$590	$725	$480	$1,022
Expenditures incurred under warranties	(217)	(189)	(415)	(308)
Accruals for product warranties issued during the reporting period	198	135	473	159
Adjustments to previously existing warranty accruals	1	(9)	34	(211)

Closing balance	$572	$662	$572	$662

The following table displays the balance sheet classification of the warranty provision account at July 3, 2021 and at January 2, 2021.

	July 3, 2021	January 2, 2021
	(In thousands)
Other accrued liabilities	$527	$405
Other long-term liabilities	45	75

Total warranty provision	$572	$480

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Guarantees
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
Letters of Credit
As of July 3, 2021, we had letters of credit and bank guarantees outstanding totaling $787,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 3, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$28,477	$—	$—	$28,477
Money market funds	4,379	—	—	4,379

Total cash and cash equivalents	$32,856	$—	$—	$32,856
Short-term investments:
Certificates of deposit	$7,550	$3	$—	$7,553
Corporate bonds and medium-term notes	4,505	2	—	4,507
Municipal bonds	740	—	—	740
U.S. treasury and agency securities	2,999	6	—	3,005

Total short-term investments	$15,794	$11	$—	$15,805
Long-term investments:
Certificates of deposit	$500	$—	$1	$499
Corporate bonds and medium-term notes	2,020	—	1	2,019
U.S. treasury and agency securities	2,161	1	1	2,161

Total long-term investments	$4,681	$1	$3	$4,679

Total cash, cash equivalents, and investments	$53,331	$12	$3	$53,340

	January 2, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$24,729	$—	$—	$24,729
Money market funds	3,612	—	—	3,612
Certificates of deposit	1,000	—	—	1,000

Total cash and cash equivalents	$29,341	$—	$—	$29,341
Short-term investments:
Certificates of deposit	$6,450	$2	$—	$6,452
Commercial paper	500	—	—	500
Corporate bonds and medium-term notes	2,929	6	—	2,935
Municipal bonds	400	—	—	400
U.S. treasury and agency securities	4,527	25	—	4,552

Total short-term investments	$14,806	$33	$—	$14,839
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	3,474	4	—	3,478
U.S. treasury and agency securities	1,409	1	—	1,410

Total long-term investments	$5,383	$5	$—	$5,388

Total cash, cash equivalents, and investments	$49,530	$38	$—	$49,568

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The contractual maturities of
available-for-sale
securities at July 3, 2021 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,173	$20,184
Due after one through five years	4,681	4,679

	$24,854	$24,863

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 3, 2021.

	July 3, 2021
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Certificates of deposit	$999	$1	$—	$—
Corporate bonds and medium-term notes	3,085	1	—	—
U.S. treasury and agency securities	751	1	—	—

	$4,835	$3	$—	$—

All prices for the fixed maturity securities including U.S. treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, asset backed securities and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received if a security were to be sold in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.
The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of July 3, 2021.

	Fair Value Measurements at July 3, 2021
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$4,379	$4,379	$—
U.S. treasury and agency securities	5,166	5,166	—
Certificates of deposit	8,052	—	8,052
Corporate bonds and medium-term notes	6,526	—	6,526
Municipal bonds	740	—	740

Total recurring fair value measurements	$24,863	$9,545	$15,318

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Derivative Instruments
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
days.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 3, 2021 and January 2, 2021.

	Notional Amounts		Derivative Liabilities
Derivative Instrument	July 3, 2021	January 2, 2021	July 3, 2021		January 2, 2021
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$520	$983	*	$3	*	$3

Total Hedges	$520	$983		$3		$3

*	Other accrued liabilities

9.	Equity
Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At July 3, 2021, $10.4 million remains available for future stock repurchases under the repurchase program.
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
The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share amounts)
Shares of common stock repurchased	—	—	—	98
Cost of stock repurchased	$—	$—	$—	$393
Average price paid per share	$—	$—	$—	$3.97

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and six months ended July 3, 2021 and June 27, 2020, are as follows (in thousands):

	Three months ended July 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 3, 2021	$195,388	$(29,551)	$552	$(69,234)	$97,155
Common stock issued under employee plans	193	—	—	—	193
Shares withheld for net share settlement of RSUs	(512)	—	—	—	(512)
Equity-based compensation expense	1,019	—	—	—	1,019
Net loss	—	—	—	(6,126)	(6,126)
Other comprehensive income	—	—	19	—	19

Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748

	Six months ended July 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 2, 2021	$193,197	$(29, 551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	1,436	—	—	—	1,436
Shares withheld for net share settlement of RSUs	(532)	—	—	—	(532)
Equity-based compensation expense	1,987	—	—	—	1,987
Net loss	—	—	—	(12,630)	(12,630)
Other comprehensive loss	—	—	(69)	—	(69)

Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748

	Three months ended June 27, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 28, 2020	$189,899	$(29,551)	$331	$(65,010)	$95,669
Common stock issued under employee plans	44	—	—	—	44
Shares withheld for net share settlement of RSUs	(309)	—	—	—	(309)
Equity-based compensation expense	656	—	—	—	656
Net income	—	—	—	1,524	1,524
Other comprehensive income	—	—	71	—	71

Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655

	Six months ended June 27, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 28, 2019	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	994	—	—	—	994
Shares withheld for net share settlement of RSUs	(345)	—	—	—	(345)
Equity-based compensation expense	1,328	—	—	—	1,328
Net income	—	—	—	300	300
Other comprehensive loss	—	—	(22)	—	(22)
Common stock repurchases	—	(393)	—	—	(393)

Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three and six months ended July 3, 2021 and June 27, 2020, are as follows.

	Three Months Ended			Six Months Ended
	July 3, 2021
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$534	$18	$552	$602	$38	$640
Other comprehensive income (loss) before reclassification	28	(9)	19	(40)	(29)	(69)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	28	(9)	19	(40)	(29)	(69)

Ending balance	$562	$9	$571	$562	$9	$571

	Three Months Ended			Six Months Ended
	June 27, 2020
	Foreign currency	Unrealized holding gains on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total
	(In thousands)
Beginning balance	$286	$45	$331	$381	$43	$424
Other comprehensive income (loss) before reclassification	20	51	71	(75)	53	(22)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	20	51	71	(75)	53	(22)

Ending balance	$306	$96	$402	$306	$96	$402

10.	Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share amounts)
Net income (loss)	$(6,126)	$1,524	$(12,630)	$300
Weighted-average shares – basic	24,241	23,561	24,137	23,522
Effect of dilutive potential common shares	—	345	—	431

Weighted-average shares – diluted	24,241	23,906	24,137	23,953

Net income (loss) per share – basic	$(0.25)	$0.06	$(0.52)	$0.01

Net income (loss) per share – diluted	$(0.25)	$0.06	$(0.52)	$0.01

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following potentially dilutive securities were excluded (as common stock equivalents) from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)

Stock options to purchase common stock	1,544	1,596	1,544	1,596
RSUs	1,101	19	1,101	19
Employee stock purchase plan	8	2	8	2

11.	Segment Reporting
Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of July 3, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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
images. Intevac provides sensors, cameras and systems for government applications such as night vision.
Information for each reportable segment for the three and six months ended July 3, 2021 and June 27, 2020 is as follows:
Net Revenues

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)

TFE	$5,369	$16,595	$14,607	$24,557
Photonics	8,444	12,247	15,447	23,125

Total segment net revenues	$13,813	$28,842	$30,054	$47,682

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating Income (Loss)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)

TFE	$(4,305)	$(174)	$(8,306)	$(2,705)
Photonics	(255)	3,536	(1,401)	6,448

Total income (loss) from segment operations	(4,560)	3,362	(9,707)	3,743

Unallocated costs	(1,751)	(1,258)	(3,105)	(2,738)

Income (loss) from operations	(6,311)	2,104	(12,812)	1,005
Interest income and other income (expense), net	20	62	50	204

Income (loss) before provision for (benefit from) income taxes	$(6,291)	$2,166	$(12,762)	$1,209

Total assets for each reportable segment as of July 3, 2021 and January 2, 2021 are as follows:
Assets

	July 3, 2021	January 2, 2021
	(In thousands)

TFE	$31,734	$44,335
Photonics	17,837	22,923

Total segment assets	49,571	67,258

Cash, cash equivalents and investments	53,340	49,568
Restricted cash	787	787
Deferred income taxes	5,537	5,335
Other current assets	1,083	1,093
Common property, plant and equipment	1,206	1,443
Common operating lease right-of-use assets	1,381	1,603
Other assets	164	151

Consolidated total assets	$113,069	$127,238

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax benefits of $165
,000
and $132,000 for the three and six months ended July 3, 2021, respectively, and income tax provisions $642,000 and $909,000 for the three and six months ended June 27, 2020, respectively. The income tax provisions (benefits) for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 3, 2021 Intevac recorded income tax benefits on losses of its international subsidiaries of $189,000 and $208,000, respectively, and recorded $24,000 and $72,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 27, 2020 Intevac recorded income tax provisions on earnings of its international subsidiaries of $369,000 and $548,000, respectively, and recorded $272,000 and $373,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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
economic measures and determined the impact on our financial position at July 3, 2021 and on the results of operations and cash flows for the three and six months then ended to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount will become due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the condensed consolidated balance sheets, the short-term portion of the deferred payroll tax liability is included in accrued payroll and related liabilities, while the long-term portion is included in other long-term liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit were not significant.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the six months ended July 3, 2021, the Company received $66,000 in JSS grants, of which $39,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development (“R&D”) expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations. During the three and six months ended June 27, 2020, the Company received $310,000 in JSS grants, of which $180,000 is reported as a reduction of cost of net revenues, $49,000 is reported as a reduction of R&D expenses, and $81,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations.

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the Cost Reduction Plan for the six months ended July 3, 2021 were as follows.

Six Months Ended July 3, 2021
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
This Quarterly Report on Form
10-Q
contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2021 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; Intevac’s ability to proliferate its Photonics technology into major military programs; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form
10-K
filed on February 17, 2021, and our Quarterly Reports on Form
10-Q
and Current Reports on Form
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
The following table presents certain significant measurements for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands, except percentages and per share amounts)

Net revenues	$13,813	$28,842	$(15,029)	$30,054	$47,682	$(17,628)
Gross profit	$3,108	$11,420	$(8,312)	$6,162	$19,577	$(13,415)
Gross margin percent	22.5%	39.6%	(17.1) points	20.5%	41.1%	(20.6) points
Income (loss) from operations	$(6,311)	$2,104	$(8,415)	$(12,812)	$1,005	$(13,817)
Net income (loss)	$(6,126)	$1,524	$(7,650)	$(12,630)	$300	$(12,930)
Net income (loss) per diluted share	$(0.25)	$0.06	$(0.31)	$(0.52)	$0.01	$(0.53)

Net revenues for the second quarter of fiscal 2021 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers, lower Photonics product sales and lower Photonics contract R&D. TFE did not recognize revenue on any systems in the second quarter of fiscal 2021. TFE recognized revenue on two 200 Lean
®
HDD systems in the second quarter of fiscal 2020. During the second quarter of fiscal 2021, Photonics delivered the first prototype units for our U.S. Army Integrated Visual Augmentation System (“IVAS”) product. During the second quarter of fiscal 2021, the Company did not receive any government assistance related to
COVID-19
from the government of Singapore. During the second quarter of fiscal 2020, the Company received $310,000 in government assistance related to
COVID-19
from the government of Singapore of which $180,000 was reported as a reduction of cost of net revenues, $49,000 was reported as a reduction of R&D expenses and $81,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a net loss for the second quarter of fiscal 2021 compared to net income for the second quarter of 2020 due to lower revenues, lower gross profit and higher R&D expenses, offset in part by lower selling, general and administrative expenses.
Net revenues for the first six months of fiscal 2021 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers, lower Photonics product sales and lower Photonics contract R&D revenue, offset in part by higher equipment sales for advanced semiconductor packaging. TFE recognized revenue on one MATRIX PVD system for advanced semiconductor packaging in the first half of fiscal 2021 compared to two 200 Lean
HDD systems in the first half of fiscal 2020. During the first half of fiscal 2021, the Company received $66,000 in government assistance related to
COVID-19
from the government of Singapore of which $39,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. During the first half of fiscal 2020, the Company received $310,000 in government assistance related to
COVID-19
from the government of Singapore of which $180,000 was reported as a reduction of cost of net revenues, $49,000 was reported as a reduction of R&D expenses and $81,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a net loss for the first half of fiscal 2021 compared to net income for the first half of 2020 due to lower revenues, lower gross profit and higher spending on R&D, offset in part by lower selling, general and administrative expenses.
We believe fiscal 2021 will be a challenging year and we do not expect to be profitable in fiscal 2021. We expect that 2021 HDD equipment sales will be lower than 2020 levels. In 2021, we expect to obtain production orders for our VERTEX systems. In 2021, we expect product revenue in Photonics to decline slightly as shipments for the Apache camera under the current contract with the U.S. government concluded in the third quarter of 2020. In 2021, we will continue to deliver product shipments of the night-vision camera modules for the F35 Joint Strike Fighter program and our LIVAR cameras for advanced precision targeting systems. In 2021, we expect decreased contract R&D revenue as development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program completed in early 2021. In 2021, we delivered the first prototype units for our IVAS product. We do not expect to receive any additional government assistance related to
COVID-19
from the government of Singapore in the remainder of fiscal 2021.
Updates to the
COVID-19
response included in our Annual Report on
10-K
for the fiscal year ended January 2, 2021
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Although
COVID-19
vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. If new strains of
COVID-19
develop, the continued impacts to our business could be material to our fiscal 2021 results. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures. We have experienced pandemic-related delays in our TFE evaluation and development work. In response to COVID-19,
we implemented initiatives to safeguard our employees, including work-from-home protocols. In June 2021 we began reopening our offices on a regional basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with a safety-first approach. All employees in the United States who could work from home did so through the middle of June 2021 when we fully reopened our offices as restrictions were lifted by the applicable authorities. All employees in Singapore that can do so continue to work remotely and will do so until restrictions are lifted by the applicable authorities in Singapore. Our employees’ health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $66,000 in JSS grants in the first half of fiscal 2021. During the quarter ended June 27, 2020, the Company received $310,000 in JSS grants. Intevac does not expect to receive any additional government assistance related to
COVID-19
from the government of Singapore in the remainder of fiscal 2021.

For the three and six months ended July 3, 2021, the Company’s expenses included approximately $44,000 and $87,000, respectively, due to costs related to actions taken in response to
COVID-19.
For the three and six months ended June 27, 2020, the Company’s expenses included approximately $59,000 and $69,000, respectively, due to costs related to actions taken in response to
COVID-19.
Results of Operations
Net revenues

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands)

TFE	$5,369	$16,595	$(11,226)	$14,607	$24,557	$(9,950)
Photonics:
Products	5,282	6,130	(848)	9,103	12,004	(2,901)
Contract R&D	3,162	6,117	(2,955)	6,344	11,121	(4,777)

	8,444	12,247	(3,803)	15,447	23,125	(7,678)

Total net revenues	$13,813	$28,842	$(15,029)	$30,054	$47,682	$(17,628)

TFE revenue for the three and six months ended July 3, 2021 decreased compared to the same periods in the prior year as a result of lower sales of systems and technology upgrades, offset in part by higher sales of spares and service. TFE revenue for the three months ended July 3, 2021 did not include revenue recognized for any systems compared to revenue recognized for two 200 Lean
HDD systems for the three months ended June 27, 2020. TFE recognized revenue in the first half of fiscal 2021 on one MATRIX PVD system for advanced semiconductor packaging compared to revenue recognized for two 200 Lean
HDD systems in the first half of fiscal 2020.
Photonics revenue for the three and six months ended July 3, 2021 decreased compared to the same periods in the prior year as a result of lower product sales revenues and lower contract R&D work. Development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program completed in early 2021. During the second quarter of fiscal 2021, Photonics delivered the first prototype units for our IVAS product.
Backlog

	July 3, 2021	January 2, 2021	June 27, 2020
	(In thousands)

TFE	$18,943	$5,623	$14,567
Photonics	32,726	41,317	54,424

Total backlog	$51,669	$46,940	$68,991

TFE backlog at July 3, 2021, at January 2, 2021 and at June 27, 2020 did not include any 200 Lean HDD systems.

Revenue by geographic region

	Three Months Ended			Three Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,121	$8,371	$10,492	$313	$12,125	$12,438
Asia	3,248	—	3,248	16,282	—	16,282
Europe	—	73	73	—	122	122

Total net revenues	$5,369	$8,444	$13,813	$16,595	$12,247	$28,842

	Six Months Ended			Six Months Ended
	July 3, 2021			June 27, 2020
	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,488	$15,331	$17,819	$832	$22,981	$23,813
Asia	8,269	—	8,269	23,725	—	23,725
Europe	3,850	116	3,966	—	144	144

Total net revenues	$14,607	$15,447	$30,054	$24,557	$23,125	$47,682

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three and six months ended July 3, 2021 versus the same periods in the prior year, reflected lower Photonics product shipments and lower Photonics contract R&D work. Sales to the Asia region in both three and six month periods ended July 3, 2021 did not include any systems. Sales to the Asia region in both three and six month periods ended June 27, 2020 included two 200 Lean
HDD systems. Sales to the Europe region in the six months ended July 3, 2021 included one MATRIX PVD system for advanced semiconductor packaging. Sales to the Europe region in the three and six months ended June 27, 2020 were not significant.
Gross profit

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands, except percentages)

TFE gross profit	$1,006	$6,047	$(5,041)	$3,140	$9,547	$(6,407)
% of TFE net revenues	18.7%	36.4%		21.5%	38.9%
Photonics gross profit	$2,102	$5,373	$(3,271)	$3,022	$10,030	$(7,008)
% of Photonics net revenues	24.9%	43.9%		19.6%	43.4%
Total gross profit	$3,108	$11,420	$(8,312)	$6,162	$19,577	$(13,415)
% of net revenues	22.5%	39.6%		20.5%	41.1%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract R&D, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 18.7% in the three months ended July 3, 2021 compared to 36.4% in the three months ended June 27, 2020 and was 21.5% in the six months ended July 3, 2021 compared to 38.9% in the six months ended June 27, 2020. The decline in the gross margin percentage for the three months ended July 3, 2021 compared to the same period in the prior year was due primarily to lower revenues and lower factory utilization. The decrease in the gross margin percentage for the six months ended July 3, 2021 was due primarily to lower revenues, lower factory utilization, and the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Photonics gross margin was 24.9% in the three months ended July 3, 2021 compared to 43.9% in the three months ended June 27, 2020 and was 19.6% in the six months ended July 3, 2021 compared to 43.4% in the six months ended June 27, 2020. The decline in gross margin for the three months ended July 3, 2021 was due to lower revenue levels, incremental start-up
costs for
non-recurring
engineering associated with the first shipments of our IVAS product, lower margins on contract R&D work and loss provisions taken on several small firm fixed price contracts. The decline in gross margin for the six months ended July 3, 2021 was due to lower revenue levels, lower margins on contract R&D work primarily due to additional development costs to integrate our camera into the IVAS platform, incremental scrapping of materials and loss provisions taken on several small firm fixed price contracts. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.
Research and development expense

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands)

Research and development expense	$3,894	$3,707	$187	$7,519	$6,991	$528
Research and development spending in TFE during the three and six months ended July 3, 2021 decreased compared to the same periods in the prior year due to lower spending on DCP, semiconductor
Fan-out,
HDD and PV development offset in part by higher spending on HDD development. TFE spending consisted primarily of DCP, HDD, semiconductor
Fan-out,
and PV development. Research and development spending increased in Photonics during the three and six months ended July 3, 2021, as compared to the same periods in the prior year, primarily related to incremental start-up
non-recurring
engineering costs associated with our IVAS product and higher spending on the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $2.1 million and $5.3 million for the three and six months ended July 3, 2021, respectively, or $3.6 million and $6.5 million for the three and six months ended June 27, 2020, respectively, which are related to customer-funded contract R&D programs in Photonics and therefore included in cost of net revenues.
Selling, general and administrative expense

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands)

Selling, general and administrative expense	$5,525	$5,609	$(84)	$11,455	$11,581	$(126)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three and six months ended July 3, 2021 decreased compared to the same periods in the prior year as lower variable compensation expenses and lower
e-commerce
costs were offset in part by higher stock compensation expenses, higher costs to support a customer evaluation and higher bid and proposal costs for contract R&D work in Photonics.
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
Interest income and other income (expense), net

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands)

Interest income and other, income (expense), net	$20	$62	$(42)	$50	$204	$(154)

Interest income and other income (expense), net in the three months ended July 3, 2021 included $10,000 of interest income on investments, various other income of $5,000 and $5,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 3, 2021 included $27,000 of interest income on investments and various other income of $25,000, offset in part by $2,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended June 27, 2020 included $77,000 of interest income on investments and various other income of $16,000, offset in part by $31,000 of foreign currency losses. Interest income and other income (expense), net in the six months ended June 27, 2020 included $202,000 of interest income on investments and various other income of $8,000, offset in part by $6,000 of foreign currency losses. The decrease in interest income in the three and six months ended July 3, 2021 resulted from lower interest rates.
Provision for (benefit from) income taxes

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	Change over prior period	July 3, 2021	June 27, 2020	Change over prior period
	(In thousands)

Provision for (benefit from) income taxes	$(165)	$642	$(807)	$(132)	$909	$(1,041)
Intevac recorded income tax benefits of $165,000 and $132,000 for the three and six months ended July 3, 2021, respectively, and income tax provisions of $642,000 and $909,000 for the three and six months ended June 27, 2020, respectively. The income tax provisions (benefits) for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 3, 2021, Intevac recorded income tax benefits on losses of its international subsidiaries of $189,000 and $208,000, respectively, and recorded $24,000 and $72,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended June 27, 2020, Intevac recorded income tax provisions on earnings of its international subsidiaries of $369,000 and $548,000, respectively, and recorded $272,000 and $373,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The income tax expense (benefit) consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2021 and 2020 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
Liquidity and Capital Resources
At July 3, 2021, Intevac had $54.1 million in cash, cash equivalents, restricted cash and investments compared to $50.4 million at January 2, 2021. During the first six months of fiscal 2021, cash, cash equivalents, restricted cash and investments increased by $3.8 million due primarily to cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets and tax payments on net share settlements.
Cash, cash equivalents, restricted cash and investments consist of the following:

	July 3, 2021	January 2, 2021
	(In thousands)
Cash and cash equivalents	$32,856	$29,341
Restricted cash	787	787
Short-term investments	15,805	14,839
Long-term investments	4,679	5,388

Total cash, cash equivalents, restricted cash and investments	$54,127	$50,355

Operating activities generated cash of $3.4 million during the first six months of fiscal 2021 and generated cash of $3.5 million during the first six months of fiscal 2020.
Accounts receivable totaled $14.4 million at July 3, 2021 compared to $28.6 million at January 2, 2021. Net inventories totaled $20.5 million at July 3, 2021 compared to $21.7 million at January 2, 2021. Net inventories at July 3, 2021 included one VERTEX SPECTRA system for DCP held at a customer’s factory previously under an evaluation agreement that expired. Net inventories at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation in a customer’s factory. Accounts payable decreased to $3.9 million at July 3, 2021 from $4.3 million at January 2, 2021 due to reduced manufacturing activities. Accrued payroll and related liabilities decreased to $6.3 million at July 3, 2021 compared to $7.7 million at January 2, 2021 due primarily to the settlement of 2020 bonuses. Other accrued liabilities decreased to $2.4 million at July 3, 2021 compared to $3.6 million at January 2, 2021.
Investing activities used cash of $713,000 during the first six months of fiscal 2021. Purchases of investments net of proceeds from sales totaled $348,000. Capital expenditures for the six months ended July 3, 2021 were $365,000.
Financing activities generated cash of $904,000 in the first six months of fiscal 2021. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $1.4 million. Tax payments related to the net share settlement of restricted stock units were $532,000.
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
As of July 3, 2021, approximately $24.9 million of cash and cash equivalents and $1.9 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable
operating lease obligations, capital expenditures and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2021 are projected to be approximately $6.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $787,000 as of July 3, 2021. These letters of credit and bank guarantees are collateralized by $787,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
There have been no material changes to our critical accounting policies during the six months ended July 3, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form
10-Q
for the quarter ended July 3, 2021, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of July 3, 2021.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Form
10-K
has included a report by management of their assessment of the adequacy of such internal control. Additionally, our independent registered public accounting firm must publicly attest to the effectiveness of our internal control over financial reporting. We have completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 2, 2021, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At July 3, 2021, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended July 3, 2021.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 17, 2021*

10.2	2021 Form of Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial statements from the Registrant’s Quarterly Report on Form
10-Q
for the quarter ended July 3, 2021, formatted in Inline XBRL (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Registrant’s Definitive Proxy Statement filed April 14, 2021.
**
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

INTEVAC, INC.

Date: August 3, 2021	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)