Form 10-Q
period 2021-10-02
INTEVAC INC
filed 2021-11-02
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
of the Act).    ☐  Yes    ☒  No
On November 2, 2021,
24,590,904
 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2021	January 2, 2021

	(Unaudited)
	(In thousands, except par value)
ASSETS

Current assets:
Cash and cash equivalents	$33,696	$29,341
Short-term investments	11,137	14,839
Trade and other accounts receivable, net of allowances of $0 at both October 2, 2021 and at January 2, 2021	13,470	28,646
Inventories	22,453	21,689
Prepaid expenses and other current assets	1,981	1,893

Total current assets	82,737	96,408
Long-term investments	5,825	5,388
Restricted cash	786	787
Property, plant and equipment, net	9,209	11,004
Operating lease right-of-use-assets	6,382	8,165
Deferred income taxes and other long-term assets	5,554	5,486

Total assets	$110,493	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current operating lease liabilities	$3,047	$2,853
Accounts payable	4,659	4,259
Accrued payroll and related liabilities	5,657	7,679
Other accrued liabilities	2,649	3,631

Total current liabilities	16,012	18,422
Noncurrent liabilities:
Noncurrent operating lease liabilities	4,476	6,803
Other long-term liabilities	450	457

Total noncurrent liabilities	4,926	7,260
Stockholders’ equity:
Common stock, $0.001 par value	25	24
Additional paid-in capital	198,117	193,173
Treasury stock, 5,087 shares at both October 2, 2021 and at January 2, 2021	(29,551)	(29,551)
Accumulated other comprehensive income	557	640
Accumulated deficit	(79,593)	(62,730)

Total stockholders’ equity	89,555	101,556

Total liabilities and stockholders’ equity	$110,493	$127,238

Note: Amounts as of January 2, 2021 are derived from the January 2, 2021 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(Unaudited)
	(In thousands, except per share amounts)

Net revenues:
Systems and components	$11,700	$15,027	$35,410	$51,589
Technology development	3,093	6,538	9,437	17,659

Total net revenues	14,793	21,565	44,847	69,248
Cost of net revenues:
Systems and components	7,120	8,389	25,708	29,969
Technology development	2,146	3,876	7,450	10,403

Total cost of net revenues	9,266	12,265	33,158	40,372

Gross profit	5,527	9,300	11,689	28,876
Operating expenses:
Research and development	3,743	3,603	11,262	10,594
Selling, general and administrative	5,752	5,845	17,208	17,426

Total operating expenses	9,495	9,448	28,470	28,020

Income (loss) from operations	(3,968)	(148)	(16,781)	856
Interest income and other income (expense), net	25	8	75	212

Income (loss) before provision for income taxes	(3,943)	(140)	(16,706)	1,068
Provision for income taxes	290	217	157	1,125

Net loss	$(4,233)	$(357)	$(16,863)	$(57)

Net loss per share:
Basic and Diluted	$(0.17)	$(0.02)	$(0.69)	$(0.00)

Weighted average common shares outstanding:
Basic and Diluted	24,522	23,771	24,265	23,605
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(Unaudited) (In thousands)

Net loss	$(4,233)	$(357)	$(16,863)	$(57)

Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	(7)	(24)	(36)	29
Foreign currency translation gains (losses)	(7)	124	(47)	49

Other comprehensive income (loss), before tax	(14)	100	(83)	78
Income tax (expense) benefit related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(14)	100	(83)	78

Comprehensive income (loss)	$(4,247)	$(257)	$(16,946)	$21

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 2, 2021	September 26, 2020

	(Unaudited) (In thousands)

Operating activities
Net loss	$(16,863)	$(57)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,568	2,645
Net amortization (accretion) of investment premiums and discounts	88	(9)
Equity-based compensation	2,872	2,186
Straight-line rent adjustment and amortization of lease incentives	(350)	(224)
Deferred income taxes	(36)	516
Changes in operating assets and liabilities	11,681	2,714

Total adjustments	16,823	7,828

Net cash and cash equivalents provided by (used in) operating activities	(40)	7,771
Investing activities
Purchases of investments	(13,214)	(17,071)
Proceeds from sales and maturities of investments	16,355	17,950
Purchases of leasehold improvements and equipment	(773)	(2,329)

Net cash and cash equivalents provided by (used in) investing activities	2,368	(1,450)
Financing activities
Net proceeds from issuance of common stock	2,618	1,865
Common stock repurchases	—	(393)
Taxes paid related to net share settlement	(545)	(364)

Net cash and cash equivalents provided by financing activities	2,073	1,108
Effect of exchange rate changes on cash	(47)	49

Net increase in cash, cash equivalents and restricted cash	4,354	7,478
Cash, cash equivalents and restricted cash at beginning of period	30,128	20,554

Cash, cash equivalents and restricted cash at end of period	$34,482	$28,032

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$—	$128

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
Basis of Presentation
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the January 2, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. Intevac’s results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of future operating results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended October 2, 2021 and September 26, 2020 along with the reportable segment for each category.
Major Products and Service Lines

TFE	Three Months Ended October 2, 2021					Three Months Ended September 26, 2020

	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total

Systems, upgrades and spare parts	$6,495	$—	$61	$—	$6,556	$7,601	$131	$7,732
Field service	1,424	—	18	—	1,442	1,635	—	1,635

Total TFE net revenues	$7,919	$—	$79	$—	$7,998	$9,236	$131	$9,367

	Nine Months Ended October 2, 2021					Nine Months Ended September 26, 2020

	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total

Systems, upgrades and spare parts	$14,034	$3	$219	$3,850	$18,106	$29,189	$400	$29,589
Field service	4,425	14	60	—	4,499	4,334	2	4,336

Total TFE net revenues	$18,459	$17	$279	$3,850	$22,605	$33,523	$402	$33,925

	Three Months Ended		Nine Months Ended

Photonics	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands)
Products:
Military products	$3,343	$4,947	$11,552	$15,758
Commercial products	100	139	278	257
Repair and other services	259	574	975	1,649

Total Photonics product net revenues	3,702	5,660	12,805	17,664
Technology development:
Firm Fixed Price (“FFP”)	1,571	5,482	4,919	15,374
Cost Plus Fixed Fee (“CPFF”)	1,522	1,056	4,518	2,285

Total technology development net revenues	3,093	6,538	9,437	17,659

Total Photonics net revenues	$6,795	$12,198	$22,242	$35,323

Primary Geographical Markets

	Three Months Ended			Three Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$220	$6,738	$6,958	$1,764	$12,079	$13,843
Asia	7,778	—	7,778	7,536	—	7,536
Europe	—	57	57	67	119	186

Total net revenues	$7,998	$6,795	$14,793	$9,367	$12,198	$21,565

	Nine Months Ended			Nine Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
United States	$2,708	$22,069	$24,777	$2,596	$35,060	$37,656
Asia	16,047	—	16,047	31,262	—	31,262
Europe	3,850	173	4,023	67	263	330

Total net revenues	$22,605	$22,242	$44,847	$33,925	$35,323	$69,248

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Timing of Revenue Recognition

	Three Months Ended			Three Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$7,998	$259	$8,257	$9,367	$574	$9,941
Products and services transferred over time	—	6,536	6,536	—	11,624	11,624

	$7,998	$6,795	$14,793	$9,367	$12,198	$21,565

	Nine Months Ended			Nine Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total
Products transferred at a point in time	$22,605	$574	$23,179	$33,925	$1,649	$35,574
Products and services transferred over time	—	21,668	21,668	—	33,674	33,674

	$22,605	$22,242	$44,847	$33,925	$35,323	$69,248

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended October 2, 2021:

	October 2, 2021	January 2, 2021	Nine Months Change

	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$—	$369	$(369)

Contract liabilities:
Deferred revenue	$197	$482	$(285)
Customer advances	24	33	(9)

	$221	$515	$(294)

Photonics:
Contract assets:
Accounts receivable, unbilled	$1,493	$5,439	$(3,946)
Retainage	87	126	(39)

	$1,580	$5,565	$(3,985)

Contract liabilities:
Deferred revenue	$550	$779	$(229)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended October 2, 2021, contract assets in our TFE segment decreased by $369,000 primarily due to the recognition of revenue for the installation portion of revenue for one system that completed installation and acceptance.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer advances in our TFE segment generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred, as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended October 2, 2021, we recognized revenue in our TFE segment of $33,000 and $296,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
Accounts receivable, unbilled in our Photonics segment represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for contracts in the defense industry. In our Photonics segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Our contracts with the U.S. government may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage is billable upon completion of the contract performance and approval of final indirect expense rates by the government. During the nine months ended October 2, 2021, contract assets in our Photonics segment decreased by $4.0 million primarily due to the billing of contractual milestones, offset in part by the accrual of revenue for incurred costs under FFP and CPFF contracts.
Deferred revenue in our Photonics segment generally represents a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue is recognized. During the nine months ended October 2, 2021, we recognized revenue in our Photonics segment of $779,000 that was included in deferred revenue at the beginning of the period.
On October 2, 2021, we had $44.9 million of remaining performance obligations, which we also refer to as backlog. Backlog at October 2, 2021 consisted of $16.9 million of TFE backlog and $27.9 million of Photonics backlog. We expect to recognize approximately 38% of our remaining performance obligations as revenue in 2021, 40% in 2022, 21% in 2023 and 1% in 2024.

3.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	October 2,	January 2,
	2021	2021

	(In thousands)
Raw materials	$11,262	$9,999
Work-in-progress	6,929	4,832
Finished goods	4,262	6,858

	$22,453	$21,689

Finished goods inventory at October 2, 2021 included one VERTEX SPECTRA system for DCP at a customer’s factory previously under evaluation for which the evaluation period has ended but the tool is being considered for another application at that site. Finished goods inventory at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation at a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation at a customer’s factory.

4.	Equity-Based Compensation
At October 2, 2021, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Equity-based Compensation Expense
The effect of recording equity-based compensation for the three and nine months ended October 2, 2021 and September 26, 2020 was as follows:

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands)
Equity-based compensation by type of award:
Stock options	$27	$47	$159	$411
RSUs	673	495	1,872	1,311
ESPP awards	185	316	841	464

Total equity-based compensation	$885	$858	$2,872	$2,186

Stock Options and ESPP
The fair value of stock options and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The determination of fair value of stock options and ESPP awards on the date of grant using an option-pricing model is affected by Intevac’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior. Intevac accounts for forfeitures as they occur, rather than estimating expected forfeitures. Option activity as of October 2, 2021 and changes during the nine months ended October 2, 2021 were as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at January 2, 2021	1,814,467	$6.66
Options granted	—	$—
Options cancelled and forfeited	(211,042)	$7.47
Options exercised	(73,744)	$5.89

Options outstanding at October 2, 2021	1,529,681	$6.57

Options exercisable at October 2, 2021	1,317,356	$6.78
Intevac issued 434,054 shares of common stock under the ESPP during the nine months ended October 2, 2021.
Intevac estimated the weighted-average fair value of stock options and employee stock purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Stock Options:
Weighted-average fair value of grants per share	$—	$—	$—	$1.82
Expected volatility	—	—	—	46.04%
Risk-free interest rate	—	—	—	0.44%
Expected term of options (in years)	—	—	—	4.39
Dividend yield	—	—	—	None

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.43	$2.20	$2.59	$2.20
Expected volatility	64.94%	51.72%	60.88%	51.49%
Risk-free interest rate	0.07%	0.12%	0.08%	0.14%
Expected term of purchase rights (in years)	0.75	1.26	0.91	1.24
Dividend yield	None	None	None	None
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
RSUs
RSU activity as of October 2, 2021 and changes during the nine months ended October 2, 2021 were as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested RSUs at January 2, 2021	901,634	$5.30
Granted	590,931	$6.18
Vested	(301,305)	$6.07
Cancelled and forfeited	(82,529)	$4.66

Non-vested RSUs at October 2, 2021	1,108,731	$5.60

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
October 2, 2021
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
The following table displays the activity in the warranty provision account for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands)
Opening balance	$572	$662	$480	$1,022
Expenditures incurred under warranties	(148)	(89)	(564)	(398)
Accruals for product warranties issued during the reporting period	80	39	553	198
Adjustments to previously existing warranty accruals	106	(57)	141	(267)

Closing balance	$610	$555	$610	$555

The following table displays the balance sheet classification of the warranty provision account at October 2, 2021 and at January 2, 2021:

	October 2, 2021	January 2, 2021

	(In thousands)
Other accrued liabilities	$542	$405
Other long-term liabilities	68	75

Total warranty provision	$610	$480

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Guarantees
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
Letters of Credit
As of October 2, 2021, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.

7.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	October 2, 2021

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$28,749	$—	$—	$28,749
Money market funds	4,447	—	—	4,447
Municipal bonds	500	—	—	500

Total cash and cash equivalents	$33,696	$—	$—	$33,696
Short-term investments:
Certificates of deposit	$6,299	$3	$—	$6,302
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,919	1	—	2,920
Municipal bonds	515	—	—	515
U.S. treasury and agency securities	1,000	—	—	1,000

Total short-term investments	$11,133	$4	$—	$11,137
Long-term investments:
Asset backed securities	$480	$—	$—	$480
Certificates of deposit	500	—	1	499
Corporate bonds and medium-term notes	2,541	1	1	2,541
Municipal bonds	145	—	1	144
U.S. treasury and agency securities	2,161	—	—	2,161

Total long-term investments	$5,827	$1	$3	$5,825

Total cash, cash equivalents, and investments	$50,656	$5	$3	$50,658

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

The contractual maturities of
available-for-sale
securities at October 2, 2021 are presented in the following table.

	October 2, 2021
	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$16,080	$16,084
Due after one through three years	5,827	5,825

	$21,907	$21,909

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of October 2, 2021.

	October 2, 2021
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Certificates of deposit	$499	$1	$—	$—
Corporate bonds and medium-term notes	1,944	1	—	—
Municipal bond	145	1	—	—

	$2,588	$3	$—	$—

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of October 2, 2021.

	Fair Value Measurements at October 2, 2021

	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$4,447	$4,447	$—
U.S. treasury and agency securities	3,161	3,161	—
Asset backed securities	480	—	480
Certificates of deposit	6,801	—	6,801
Commercial paper	400	—	400
Corporate bonds and medium-term notes	5,461	—	5,461
Municipal bonds	1,159	—	1,159

Total recurring fair value measurements	$21,909	$7,608	$14,301

8.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of October 2, 2021 and January 2, 2021:

	Notional Amounts		Derivative Liabilities
Derivative Instrument	October 2 2021	January 2, 2021	October 2, 2021			January 2, 2021

			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value

			(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$811	$983	(a	)	$2	(a	)	$3

Total Hedges	$811	$983			$2			$3

(a)	Other accrued liabilities

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Equity
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and nine months ended October 2, 2021 and September 26, 2020, are as follows (in thousands):

	Three months ended October 2, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748
Common stock issued under employee plans	1,182	—	—	—	1,182
Shares withheld for net share settlement of RSUs	(13)	—	—	—	(13)
Equity-based compensation expense	885	—	—	—	885
Net loss	—	—	—	(4,233)	(4,233)
Other comprehensive loss	—	—	(14)	—	(14)

Balance at October 2, 2021	$198,142	$(29,551)	$557	$(79,593)	$89,555

	Nine months ended October 2, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 2, 2021	$193,197	$(29,551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	2,618	—	—	—	2,618
Shares withheld for net share settlement of RSUs	(545)	—	—	—	(545)
Equity-based compensation expense	2,872	—	—	—	2,872
Net loss	—	—	—	(16,863)	(16,863)
Other comprehensive loss	—	—	(83)	—	(83)

Balance at October 2, 2021	$198,142	$(29,551)	$557	$(79,593)	$89,555

	Three months ended September 26, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at June 27, 2020	$190,290	$(29,551)	$402	$(63,486)	$97,655
Common stock issued under employee plans	871	—	—	—	871
Shares withheld for net share settlement of RSUs	(19)	—	—	—	(19)
Equity-based compensation expense	858	—	—	—	858
Net loss	—	—	—	(357)	(357)
Other comprehensive income	—	—	100	—	100

Balance at September 26, 2020	$192,000	$(29,551)	$502	$(63,843)	$99,108

	Nine months ended September 26, 2020
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 28, 2019	$188,313	$(29,158)	$424	$(63,786)	$95,793
Common stock issued under employee plans	1,865	—	—	—	1,865
Shares withheld for net share settlement of RSUs	(364)	—	—	—	(364)
Equity-based compensation expense	2,186	—	—	—	2,186
Net loss	—	—	—	(57)	(57)
Other comprehensive income	—	—	78	—	78
Common stock repurchases	—	(393)	—	—	(393)

Balance at September 26, 2020	$192,000	$(29,551)	$502	$(63,843)	$99,108

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three and nine months ended October 2, 2021 and September 26, 2020, are as follows.

	Three Months Ended			Nine Months Ended

	October 2, 2021
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Beginning balance	$562	$9	$571	$602	$38	$640
Other comprehensive loss before reclassification	(7)	(7)	(14)	(47)	(36)	(83)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive loss	(7)	(7)	(14)	(47)	(36)	(83)

Ending balance	$555	$2	$557	$555	$2	$557

	Three Months Ended			Nine Months Ended

	September 26, 2020
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains on available-for-sale investments	Total

	(In thousands)
Beginning balance	$306	$96	$402	$381	$43	$424
Other comprehensive income (loss) before reclassification	124	(24)	100	49	29	78
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income	124	(24)	100	49	29	78

Ending balance	$430	$72	$502	$430	$72	$502

Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At October 2, 2021, $10.4 million remains available for future stock repurchases under the repurchase program.
The following table summarizes Intevac’s stock repurchases:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands, except per share amounts)
Shares of common stock repurchased	—	—	—	98
Cost of stock repurchased	$—	$—	$—	$393
Average price paid per share	$—	$—	$—	$3.97

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
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands, except per share amounts)
Net loss	$(4,233)	$(357)	$(16,863)	$(57)

Weighted-average shares – basic	24,522	23,771	24,265	23,605
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	24,522	23,771	24,265	23,605

Net loss per share – basic	$(0.17)	$(0.02)	$(0.69)	$(0.00)

Net loss per share –diluted	$(0.17)	$(0.02)	$(0.69)	$(0.00)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

11.	Segment Reporting
Intevac’s two reportable segments are TFE and Photonics. Intevac’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Intevac’s management organization structure as of October 2, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Information for each reportable segment for the three and nine months ended October 2, 2021 and September 26, 2020 is as follows:
Net Revenues

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands)
TFE	$7,998	$9,367	$22,605	$33,925
Photonics	6,795	12,198	22,242	35,323

Total segment net revenues	$14,793	$21,565	$44,847	$69,248

Operating Income (Loss)

	Three Months Ended		Nine Months Ended

	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

	(In thousands)
TFE	$(1,841)	$(1,661)	$(10,148)	$(4,366)
Photonics	(341)	3,032	(1,742)	9,480

Total segment operating income (loss)	(2,182)	1,371	(11,890)	5,114

Unallocated costs	(1,786)	(1,519)	(4,891)	(4,258)

Income (loss) from operations	(3,968)	(148)	(16,781)	856
Interest income and other income (expense), net	25	8	75	212

Income (loss) before provision for income taxes	$(3,943)	$(140)	$(16,706)	$1,068

Total assets for each reportable segment as of October 2, 2021 and January 2, 2021 are as follows:
Assets

	October 2, 2021	January 2, 2021

	(In thousands)

TFE	$33,411	$44,335
Photonics	16,810	22,923

Total segment assets	50,221	67,258

Cash, cash equivalents and investments	50,658	49,568
Restricted cash	786	787
Deferred income taxes	5,371	5,335
Other current assets	907	1,093
Common property, plant and equipment	1,100	1,443
Common operating lease right-of-use assets	1,267	1,603
Other assets	183	151

Consolidated total assets	$110,493	$127,238

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax provisions of $290,000 and $157,000 for the three and nine months ended October 2, 2021, respectively, and income tax provisions of $217,000 and $1.1 million for the three and nine months ended September 26, 2020, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three months ended October 2, 2021 Intevac recorded an income tax provision on earnings of its international subsidiaries of $179,000. For the nine months ended October 2, 2021 Intevac recorded an income tax benefit of $29,000 on losses of its international subsidiaries. For the three and nine months ended October 2, 2021 Intevac recorded $111,000 and $183,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 26, 2020 Intevac recorded income tax provisions on earnings of its international subsidiaries of $111,000 and $659,000, respectively, and recorded $98,000 and $471,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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
economic measures and determined the impact on our financial position at October 2, 2021 and on the results of operations and cash flows for the three and nine months then ended to be as follows.
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
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the nine months ended October 2, 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development (“R&D”) expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations. During the quarter ended September 26, 2020, the Company received $124,000 in JSS grants, of which $72,000 is reported as a reduction of cost of net revenues, $20,000 is reported as a reduction of R&D expenses and $32,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. During the nine months ended September 26, 2020, the Company received $434,000 in JSS grants, of which $252,000 is reported as a reduction of cost of net revenues, $68,000 is reported as a reduction of R&D expenses and $114,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations.

13.	Restructuring Charges
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. The cost of implementing the 2021 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the Cost Reduction Plan occurred in the first nine months of fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The cost of implementing the 2020 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the 2020 Cost Reduction Plan occurred in the third quarter of fiscal 2020. Implementation of the 2020 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the cost reduction plans for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows.

	Three Months Ended October 2, 2021	Nine Months Ended October 2, 2021	Three and Nine Months Ended September 26, 2020

	(In thousands)
	Severance and other employee-related costs

Beginning balance	$—	$—	$—
Provision for restructuring reserves	276	319	103
Cash payments made	(276)	(319)	(103)

Ending balance	$—	$—	$—

14.	Contingencies
From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
In July 2020, a former contract employee who worked for us via a staffing agency filed an action against us under the Private Attorneys General Act in California state court alleging that the Company failed to provide rest and meal breaks, pay overtime and reimburse business expenses for non-exempt
California employees. The former employee has since added class action claims to his original complaint. The Company disputes the claims and intends to defend the matter vigorously. Given the uncertainty of litigation and the preliminary stage of the case, the Company is currently unable to estimate the amount of loss, or range of possible loss, that may result from this action. Accordingly, no accrual has been made with respect to this matter.

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
The following table presents certain significant measurements for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands, except percentages and per share amounts)

Net revenues	$14,793	$21,565	$(6,772)	$44,847	$69,248	$(24,401)
Gross profit	$5,527	$9,300	$(3,773)	$11,689	$28,876	$(17,187)
Gross margin percent	37.4%	43.1%	(5.7) points	26.1%	41.7%	(15.6)points
Income (loss) from operations	$(3,968)	$(148)	$(3,820)	$(16,781)	$856	$(17,637)
Net loss	$(4,233)	$(357)	$(3,876)	$(16,863)	$(57)	$(16,806)
Net loss per diluted share	$(0.17)	$(0.02)	$(0.15)	$(0.69)	$(0.00)	$(0.69)
Net revenues for the third quarter of fiscal 2021 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers, lower Photonics product sales and lower Photonics contract R&D. TFE did not recognize revenue on any systems in either the third quarter of fiscal 2021 or the third quarter of fiscal 2020. During the third quarter of fiscal 2021, the Company did not receive any significant government assistance related to
COVID-19
from the government of Singapore. During the third quarter of fiscal 2020, the Company received $124,000 in government assistance related to
COVID-19
from the government of Singapore of which $72,000 was reported as a reduction of cost of net revenues, $20,000 was reported as a reduction of R&D expenses and $32,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a larger net loss for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to lower revenues, lower gross profit and higher R&D expenses, offset in part by lower selling, general and administrative expenses.
Net revenues for the first nine months of fiscal 2021 decreased compared to the same period in the prior year primarily due to lower equipment sales to HDD manufacturers, lower Photonics product sales and lower Photonics contract R&D revenue, offset in part by higher equipment sales for advanced semiconductor packaging. TFE recognized revenue on one MATRIX PVD system for advanced semiconductor packaging in the first nine months of fiscal 2021 compared to two 200 Lean
HDD systems in the first nine months of fiscal 2020. During the first nine months of fiscal 2021, Photonics delivered the first prototype units for our U.S. Army Integrated Visual Augmentation System (“IVAS”) product. During the first nine months of fiscal 2021, the Company received $83,000 in government assistance related to
COVID-19
from the government of Singapore of which $56,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. During the nine months of fiscal 2020, the Company received $434,000 in government assistance related to
COVID-19
from the government of Singapore of which $252,000 was reported as a reduction of cost of net revenues, $68,000 was reported as a reduction of R&D expenses and $114,000 was reported as a reduction of selling, general and administrative expenses. The Company reported a larger net loss for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 due to lower revenues, lower gross profit and higher spending on R&D, offset in part by lower selling, general and administrative expenses.

We believe fiscal 2021 will be a challenging year and we do not expect to be profitable in fiscal 2021. We expect that fiscal 2021 HDD equipment sales will be lower than fiscal 2020 levels. In 2021, we expect product revenue in Photonics to decline as shipments for the Apache camera under the current contract with the U.S. government concluded in the third quarter of fiscal 2020. We were recently awarded a
5-year,
$16.3 million IDIQ (indefinite delivery/indefinite quantity) contract for the Apache helicopter program and received our first order under this contract in the third quarter of fiscal 2021. In the remainder of fiscal 2021, we will continue to deliver product shipments of the night-vision camera modules for the F35 Joint Strike Fighter program and our LIVAR cameras for advanced precision targeting systems. In fiscal 2021, we expect decreased contract R&D revenue as development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program completed in early 2021. In fiscal 2021, we delivered the first prototype units for our IVAS product. We do not expect to receive any follow on production orders for our IVAS product for the remainder of fiscal 2021 as the deployment of which was recently delayed for approximately one year while the platform is further developed and enhanced. We do not expect to receive any additional government assistance related to
COVID-19
from the government of Singapore in the remainder of fiscal 2021.
Updates to the
COVID-19
response included in our Annual Report on Form
10-K
for the fiscal year ended January 2, 2021
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
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $83,000 in JSS grants in the first nine months of fiscal 2021. During the three and nine months ended September 26, 2020, the Company received $124,000 and $434,000, respectively, in JSS grants. Intevac does not expect to receive any additional government assistance related to
COVID-19
from the government of Singapore in the remainder of fiscal 2021.
For the three and nine months ended October 2, 2021, the Company’s expenses included approximately $36,000 and $123,000, respectively, due to costs related to actions taken in response to
COVID-19.
For the three and nine months ended September 26, 2020, the Company’s expenses included approximately $43,000 and $116,000, respectively, due to costs related to actions taken in response to
COVID-19.
Results of Operations
Net revenues

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands)

TFE	$7,998	$9,367	$(1,369)	$22,605	$33,925	$(11,320)
Photonics:
Contract R&D	3,093	6,538	(3,445)	9,437	17,659	(8,222)
Products	3,702	5,660	(1,958)	12,805	17,664	(4,859)

	6,795	12,198	(5,403)	22,242	35,323	(13,081)

Total net revenues	$14,793	$21,565	$(6,772)	$44,847	$69,248	$(24,401)

TFE revenue for the three months ended October 2, 2021 decreased compared to the same period in the prior year as a result of lower sales of technology upgrades, spares and service. TFE revenue for the nine months ended October 2, 2021 decreased compared to the same period in the prior year as a result of lower sales of systems and technology upgrades, offset in part by higher sales of spares and service. TFE revenue for both the three months ended October 2, 2021 and September 26, 2020 did not include revenue recognized for any systems. TFE recognized revenue in the first nine months of fiscal 2021 on one MATRIX PVD system for advanced semiconductor packaging compared to revenue recognized for two 200 Lean
HDD systems in the first nine months of fiscal 2020.
Photonics revenue for the three and nine months ended October 2, 2021 decreased compared to the same periods in the prior year as a result of lower product sales revenues and lower contract R&D work. Development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s IVAS program completed in early 2021. During the first nine months of fiscal 2021, Photonics delivered the first prototype units for our IVAS product.
Backlog

	October 2, 2021	January 2, 2021	September 26, 2020

	(In thousands)

TFE	$16,925	$5,623	$18,092
Photonics	27,942	41,317	45,159

Total backlog	$44,867	$46,940	$63,251

TFE backlog at October 2, 2021, at January 2, 2021 and at September 26, 2020 did not include any 200 Lean HDD systems.
Revenue by geographic region

	Three Months Ended			Three Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total

United States	$220	$6,738	$6,958	$1,764	$12,079	$13,843
Asia	7,778	—	7,778	7,536	—	7,536
Europe	—	57	57	67	119	186

Total net revenues	$7,998	$6,795	$14,793	$9,367	$12,198	$21,565

	Nine Months Ended			Nine Months Ended

	October 2, 2021			September 26, 2020

	(In thousands)
	TFE	Photonics	Total	TFE	Photonics	Total

United States	$2,708	$22,069	$24,777	$2,596	$35,060	$37,656
Asia	16,047	—	16,047	31,262	—	31,262
Europe	3,850	173	4,023	67	263	330

Total net revenues	$22,605	$22,242	$44,847	$33,925	$35,323	$69,248

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three and nine months ended October 2, 2021 versus the same periods in the prior year, reflected lower Photonics product shipments and lower Photonics contract R&D work. Sales to the Asia region in both three and nine month periods ended October 2, 2021 did not include any systems. Sales to the Asia region in the nine months ended September 26, 2020 included two 200 Lean
HDD systems. Sales to the Europe region in the nine months ended October 2, 2021 included one MATRIX PVD system for advanced semiconductor packaging. Sales to the Europe region in the three and nine months ended September 26, 2020 were not significant.

Gross profit

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands, except percentages)
TFE gross profit	$3,350	$4,075	$(725)	$6,491	$13,622	$(7,131)
% of TFE net revenues	41.9%	43.5%		28.7%	40.2%
Photonics gross profit	$2,177	$5,225	$(3,048)	$5,198	$15,254	$(10,056)
% of Photonics net revenues	32.0%	42.8%		23.4%	43.2%
Total gross profit	$5,527	$9,300	$(3,773)	$11,689	$28,876	$(17,187)
% of net revenues	37.4%	43.1%		26.1%	41.7%
Cost of net revenues consists primarily of purchased materials and costs attributable to contract research and development, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
TFE gross margin was 41.9% in the three months ended October 2, 2021 compared to 43.5% in the three months ended September 26, 2020 and was 28.7% in the nine months ended October 2, 2021 compared to 40.2% in the nine months ended September 26, 2020. The decline in the gross margin percentage for the three months ended October 2, 2021 compared to the same period in the prior year was due primarily to lower revenues and lower factory utilization, offset in part by favorable product mix. The decrease in the gross margin percentage for the nine months ended October 2, 2021 was due primarily to lower revenues, lower factory utilization, and the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins in the TFE business will vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Photonics gross margin was 32.0% in the three months ended October 2, 2021 compared to 42.8% in the three months ended September 26, 2020 and was 23.4% in the nine months ended October 2, 2021 compared to 43.2% in the nine months ended September 26, 2020. The decline in gross margin for the three months October 2, 2021 was due to lower revenue levels and lower margins on contract R&D work. The decline in gross margin for the nine months ended October 2, 2021 was due to lower revenue levels, incremental start-up
costs for
non-recurring
engineering associated with the first shipments of our IVAS product, lower margins on contract R&D work primarily due to additional development costs to integrate our camera into the IVAS platform, incremental scrapping of materials and loss provisions taken on several small firm fixed price contracts. Gross margins in the Photonics business will vary depending on a number of factors, including sensor yield, product mix, product cost, pricing, factory utilization, provisions for warranty and inventory reserves.
Research and development

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands)

Research and development expense	$3,743	$3,603	$140	$11,262	$10,594	$668
Research and development spending in TFE during the three and nine months ended October 2, 2021 decreased compared to the same periods in the prior year due to lower spending on DCP, semiconductor
Fan-out
and PV development, offset in part by higher spending on semiconductor HDD development. TFE spending consisted primarily of DCP, semiconductor
Fan-out,
HDD and PV development. Research and development spending increased in Photonics during the three and nine months ended October 2, 2021, as compared to the same periods in the prior year, primarily related to incremental start-up
non-recurring
engineering costs associated with our IVAS product and higher spending on the development of the next generation of our low light level CMOS camera. Research and development expenses do not include costs of $2.1 million and $7.5 million for the three and nine months ended October 2, 2021, respectively, or $3.9 million and $10.4 million for the three and nine months ended September 26, 2020, respectively, which are related to customer-funded Photonics contract R&D programs and therefore included in cost of net revenues.

Selling, general and administrative

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands)

Selling, general and administrative expense	$5,752	$5,845	$(93)	$17,208	$17,426	$(218)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expenses for the three months ended October 2, 2021 decreased compared to the same period in the prior year as lower variable compensation expenses and lower
e-commerce
costs were offset in part by higher stock compensation expenses, higher legal expenses, and higher consulting expenses related to network security. Selling, general and administrative expenses for the nine months ended October 2, 2021 decreased compared to the same period in the prior year as lower variable compensation expenses and lower
e-commerce
costs were offset in part by higher stock compensation expenses, higher legal expenses, higher consulting expenses related to network security and higher bid and proposal costs for contract R&D work in Photonics.
Cost reduction plans
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. The total cost of implementing the 2021 Cost Reduction Plan was $319,000 of which $224,000 was reported under cost of net revenues and $95,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2021 Cost Reduction Plan were completed in the third quarter of fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The total cost of implementing the 2020 Cost Reduction Plan was $103,000 of which $16,000 was reported under cost of net revenues and $87,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2020 Cost Reduction Plan were completed in the third quarter of fiscal 2020. Implementation of the 2020 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
Interest income and other income (expense), net

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands)

Interest income and other income (expense), net	$25	$8	$17	$75	$212	$(137)
Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.
Interest income and other income (expense), net in the three months ended October 2, 2021 included $4,000 of interest income on investments, various other income of $4,000, and $18,000 of foreign currency gains. Interest income and other income (expense), net in the nine months ended October 2, 2021 included $31,000 of interest income on investments, various other income of $28,000 and $16,000 of foreign currency gains. Interest income and other income (expense), net in the three months ended September 26, 2020 included $46,000 of interest income on investments and various other income of $3,000, offset in part by $41,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 26, 2020 included $247,000 of interest income on investments and various other income of $12,000, offset in part by $47,000 of foreign currency losses. The decrease in interest income in the three and nine months ended October 2, 2021 resulted from lower interest rates and lower invested balances compared to the same periods in 2020.

Provision for income taxes

	Three months ended			Nine months ended

	October 2, 2021	September 26, 2020	Change over prior period	October 2, 2021	September 26, 2020	Change over prior period

	(In thousands)

Provision for income taxes	$290	$217	$73	$157	$1,125	$(968)
Intevac recorded income tax provisions of $290,000 and $157,000 for the three and nine months ended October 2, 2021, respectively, and income tax provisions $217,000 and $1.1 million for the three and nine months ended September 26, 2020, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three months ended October 2, 2021, Intevac recorded an income tax provision on earnings of its international subsidiaries of $179,000. For the nine months ended October 2, 2021, Intevac recorded an income tax benefit of $29,000 on losses of its international subsidiaries. For the three and nine months ended October 2, 2021, Intevac recorded $111,000 and $183,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine month periods ended September 26, 2020, Intevac recorded income tax provisions on earnings of its international subsidiaries of $111,000 and $659,000, respectively, and recorded $98,000 and $471,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed
income (“GILTI”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The income tax expense (benefit) consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2021 and fiscal 2020 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
Liquidity and Capital Resources
At October 2, 2021, Intevac had $51.4 million in cash, cash equivalents, restricted cash and investments compared to $50.4 million at January 2, 2021. During the first nine months of fiscal 2021, cash, cash equivalents, restricted cash and investments increased by $1.1 million due primarily to cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by to cash used in operating activities, purchases of fixed assets and tax payments for net share settlement.
Cash, cash equivalents, restricted cash and investments consist of the following:

	October 2, 2021	January 2, 2021

	(In thousands)
Cash and cash equivalents	$33,696	$29,341
Restricted cash	786	787
Short-term investments	11,137	14,839
Long-term investments	5,825	5,388

Total cash, cash equivalents, restricted cash and investments	$51,444	$50,355

Operating activities used cash of $40,000 during the first nine months of fiscal 2021 and generated cash of $7.8 million during the first nine months of fiscal 2020.
Accounts receivable totaled $13.5 million at October 2, 2021 compared to $28.6 million at January 2, 2021. Net inventories totaled $22.5 million at October 2, 2021 compared to $21.7 million at January 2, 2021. Net inventories at October 2, 2021 included one VERTEX SPECTRA system for DCP held at a customer’s factory previously under an evaluation agreement that expired. Net inventories at January 2, 2021 included one VERTEX SPECTRA system for DCP under evaluation in a customer’s factory and one MATRIX PVD system for advanced semiconductor packaging under evaluation in a customer’s factory. Accounts payable increased to $4.7 million at October 2, 2021 from $4.3 million at January 2, 2021 due to the timing of payments. Accrued payroll and related liabilities decreased to $5.7 million at October 2, 2021 compared to $7.7 million at January 2, 2021 due primarily to the settlement of 2020 bonuses. Other accrued liabilities decreased to $2.6 million at October 2, 2021 compared to $3.6 million at January 2, 2021 primarily due to lower deferred revenue balances and sales tax liabilities due to lower business levels.

Investing activities generated cash of $2.4 million during the first nine months of fiscal 2021. Proceeds from sales net of purchases of investments totaled $3.1 million. Capital expenditures for the nine months ended October 2, 2021 were $773,000.
Financing activities generated cash of $2.1 million in the first nine months of fiscal 2021. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.6 million. Tax payments related to the net share settlement of restricted stock units were $545,000.
Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, asset backed securities, certificates of deposit, commercial paper and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
As of October 2, 2021, approximately $25.3 million of cash and cash equivalents and $2.4 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable
operating lease obligations, capital expenditures and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2021 are projected to be approximately between $2.0 million to $3.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of October 2, 2021. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
Climate Change
We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.
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

For a description of critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form
10-K
for the year ended January 2, 2021 filed with the SEC on February 17, 2021. There have been no material changes to our critical accounting policies during the nine months ended October 2, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form
10-Q
for the quarter ended October 2, 2021, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of October 2, 2021.
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
In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. In the PV equipment market, we face competition from large established competitors including Centrotherm Photovoltaics, Jusung, Kingstone, Von Ardenne and Belight Technology. In the military market for soldier and helicopter night vision goggles, Elbit Systems and L3Harris Technologies are large and well-established defense contractors and are the primary U.S. manufacturers of analog image intensifier tubes used in
Generation-III
night-vision devices. For long range airborne targeting applications, we compete against camera providers using low light CMOS imagery. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the DCP and PV equipment markets. With respect to U.S. military programs, we also face competition from other suppliers of components that receive development funding from the U.S. government. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

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
In addition, climate change legislation is a significant topic of recent discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or incur legal liability and reputational damage, which could harm our business, financial condition and results of operations.

General Risk Factors
Our business could be negatively impacted by cyber and other security threats or disruptions.
As a defense contractor, we face various cyber and other security threats, including espionage and attempts to gain unauthorized access to sensitive information and networks. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities; financial liabilities and damage to our reputation. If we are unable to maintain compliance with security standards applicable to defense contractors, we could lose business or suffer reputational harm. Cyber threats to businesses in general are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. We have experienced cybersecurity threats and incidents involving our systems and expect these incidents to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material adverse effect on our results of operations, financial condition or business, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
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
Our operations are vulnerable to interruption by fire, earthquake, floods or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. Climate change has in the past increased, and is expected to continue to increase the incidence and severity of certain natural disasters. We do not have a detailed disaster recovery plan. Despite our implementation of network security measures, our tools and servers may be vulnerable to computer viruses, break-ins
and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Political instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs or cause international currency markets to fluctuate. All these unforeseen disruptions and instabilities could have the same effects on our suppliers and their ability to timely deliver their products. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. For example, we self-insure earthquake risks because we believe this is the prudent financial decision based on the high cost of the limited coverage available in the earthquake insurance market. An earthquake could significantly disrupt our operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by business interruptions, but there is no certainty that our efforts will prove successful.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Beginning in 2004, our Annual Report on Form
10-K
has included a report by management of their assessment of the adequacy of such internal control. We have completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 2, 2021, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At October 2, 2021, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended October 2, 2021.

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
10-Q
for the quarter ended October 2, 2021, formatted in Inline XBRL (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: November 2, 2021

	By:	/s/ WENDELL BLONIGAN
Wendell Blonigan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2021

	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)