Form 10-K
period 2022-01-01
INTEVAC INC
filed 2022-02-17
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
of the Exchange Act).    ☐  Yes    ☒No
As of July 3, 2021, the aggregate market value of voting and non-voting
stock held by
non-affiliates
of the registrant was approximately $155,279,012 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February
14
, 2022, 24,849,818 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information in this Annual Report on
Form 10-K
(“Annual Report” or
“Form 10-K”)
of Intevac, Inc. and its subsidiaries (“Intevac”, “we” or the “Company”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, is forward-looking in nature. All statements in this Annual Report, including those made by the management of Intevac, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Intevac’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this Annual Report. Other risks and uncertainties may be disclosed in Intevac’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Intevac’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this Annual Report or elsewhere by Intevac or on its behalf. Intevac undertakes no obligation to revise or update any forward-looking statements.
The following information should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report.
PART I

Item 1.	Business
Overview
Information about Discontinued Operations
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC, a Michigan limited liability company (“EOTECH”), governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration (as may be increased or decreased by certain closing net working capital adjustments), (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The Company believes this disposition will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
As a result of this disposition, the results of operations from the Photonics reporting segment are reported as “net income (loss) from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this Annual Report to provide visibility and comparability. All discussion herein, unless otherwise noted, refers to Intevac’s remaining operating segment after the disposition, the Thin Film Equipment (“TFE”) business. See Note 2 “Divestiture and Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.
Intevac is a leader in the design and development of high-productivity, thin-film processing systems. Our production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as the hard disk drive (“HDD”) media, display cover panel (“DCP”), and solar photovoltaic (“PV”), and advanced semiconductor packaging (“ASP”) markets we serve currently.

Hard Disk Drive (“HDD”) Equipment Market
Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 65% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital and its wholly-owned subsidiary HGST.
HDDs are a primary storage medium for digital data in enterprise nearline “cloud” applications and in enterprise performance, personal computers (“PCs”), and surveillance applications. Intevac believes that HDD media unit shipments will grow over time, driven by continued high growth rates in digitally-stored data, by the slowing of areal density improvements, by the increase in demand for nearline drives for cloud storage, an increasing tie ratio (the average number of disks per hard drive) and by new and emerging applications. The projected growth rates for digitally-stored data on HDDs exceed the rate of areal density improvements, at the same time as the tie ratio is increasing, which results in demand for magnetic disks outpacing HDD units.
In recent years HDD media units have been negatively impacted by declining desktop PC units, the adoption of solid state drives (“SSDs”) in laptops and the transition to centralized storage. Although the HDD industry continues to expect growth in the nearline data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has resulted in lower HDD shipments in recent years. However, Intevac continues to believe that long-term demand for hard disks required for high capacity HDDs will increase, driven by growth in demand for digital storage, a slowing growth rate in areal density improvements, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.
Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial volume shipments of both HAMR and EAMR-based HDDs began in 2020. Intevac believes that leading manufacturers of magnetic media that are using Intevac systems will continue to advance these new technologies and create a significant market opportunity for system upgrades that will be required by these new technologies.
Display Cover Panel (“DCP”) Market
Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronic products.
DCPs are found in products including smartphones, foldable devices, smartwatches, wearable devices, tablet PCs, gaming systems, digital cameras, automotive infotainment systems and digital signage. In 2021, approximately 1.37 billion smartphones, 142 million smart watches, and 175 million tablet PCs were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.54 billion units will ship in 2025, representing a compound annual growth rate of 3.0% for the 2021 – 2025 period.
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
In 2019, Intevac released DiamondClad
®
protective coating. DiamondClad is a proprietary multi-step process that improves upon our original single film solution, oDLC. Developed in-house
utilizing Intevac’s confined dense plasma source technology, DiamondClad performs similarly to sapphire in scratch testing at the Mohs scale of material hardness 8 standard, compared to the industry standard glass with AF coatings, which scratches at a Mohs 5 level. DiamondClad coating outperforms standard cover glass by a factor of 4 in Taber wear testing, and by a factor of 4 to 6 times in use-case
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
With increasing adoption of wireless charging and the 5G standard of wireless communication, smartphone manufacturers are significantly expanding use of DCPs on the backside of devices. This transition is essential to ensure that the backside cover, which previously was metallic, does not interfere with the wireless signals. NCVM coatings are applied for decorative purposes, to the backside DCP. When applied to the exterior, the NCVM coating provides a pleasing aesthetic and gives manufacturers flexibility with color customization. Decorative NCVM coatings have evolved from single color to multiple colors with complex transitions.
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
The cost of electricity generated from solar energy, in many cases, remains higher than that of electricity generated from traditional energy sources. However, deployment of photovoltaics is gaining momentum on a worldwide scale, particularly in Asia, North America and other regions, where solar PV is now increasingly competitive with conventional energy sources. Grid parity, whereby solar PV generates power at a levelized cost of electricity (“LCOE”) less than or equal to the price of power purchased from the electrical grid, has already been reached in about thirty countries. In countries or areas where the cost of solar energy generation remains higher than traditional electricity generation sources, some governments have implemented various tax credits and other financial incentives to promote the growth in solar and other alternative energy sources. As a result of solar energy costs having favorably declined due to the increased scale and improved manufacturing efficiencies spurred by these incentive policies, many governments have reduced or are planning to reduce their incentives for solar, a trend which is likely to continue. Approximately 117 gigawatts of solar capacity was added globally in 2021, rising 9.3%
year-on-year,
but the rate is expected to taper off to a modest growth of 6.8% in 2022. Intevac expects that 2022 will continue to be challenging for the solar industry due to further declines in solar panel pricing.

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
PV cell structures and is also extendable to new advanced cell structures. In both cases, ion implant-formed emitters are created with fewer processing steps, and therefore at lower cost, than the diffusion processes implant displaces.
Advanced Semiconductor Packaging (“ASP”) Market
Intevac is bringing to market capital equipment for
fan-out
packaging applications,
fan-out
packaging being a specialized part of the overall semiconductor device packaging market.
Semiconductor device packaging technology in general, and
fan-out
wafer level packaging
(“FOWLP”)/fan-out
panel level packaging (“FOPLP”) technology, in particular, is being driven by the strong cost advantages these technologies offer over the cost of further implementing continued Moore’s Law progress for 10nm and 7nm semiconductor device process nodes. Generally speaking, fan-out
packaging provides for increased Input/Output (“I/O”) density for a given semiconductor device while simultaneously supporting continued progress in shrinking the individual semiconductor devices, resulting in decreased footprint per device and, by extension, decreases in the amount of space integrated circuit content occupies in handheld consumer electronic products, for example in smartphones, wearables, and in Internet of Things (“IoT”) devices.
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
Applications driving the adoption of
fan-out
packaging include, among others: (1) baseband processors and application processors; (2) radio frequency transceivers and switches; (3) power management integrated circuits; (4) radar modules for automotive; (5) audio codec; and (6) microcontrollers.

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
The following table presents a representative list of our TFE products.

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
•  Modular design enables expandability.
•  Enables
low-temperature
processing.

INTEVAC VERTEX ® Spectra System
•  Extension of the VERTEX system.
•  Incorporates multiple source technologies in a single system.
•  Uses proprietary ion beam processing for deposition and etching.
•  Enables unique patterned NCVM and hard AR coatings.

INTEVAC VERTEX ® Marathon System	• Versatile platform for high volume manufacturing of multi-step, multi-layer optical coatings. • Enables diverse coatings - DiamondClad, patterned NCVM and AR films.

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
ASP Market

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

Customer Concentration
Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.
The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2021 and 2020.

	2021	2020
Seagate Technology	60%	79%
Western Digital Corporation	25%	18%
Amkor Technology, Inc.	10%	*
* Less than 10%
Our reliance on sales to relatively few customers has increased with the disposition of our Photonics business, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.
Foreign sales accounted for 90% of revenue in fiscal 2021 and 88% of revenue in fiscal 2020. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s revenues, particularly in light of the disposition of our Photonics business. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Showa Denko, and vertically integrated HDD manufacturers, such as Seagate, Western Digital and HGST. Intevac’s PV solar equipment customers include several major solar cell manufacturers. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Portugal and Singapore.
Competition
The principal competitive factors affecting the markets for Intevac’s products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the hard disk drive equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac primarily faces competition from large established global competitors in the PV equipment market including Centrotherm Photovoltaics, Jusung, Kingstone, Von Ardenne and Belight Technology. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun, Shincron and Hongda, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including DLC, NCVM and AR. Intevac’s competitors for PVD processes in the fan-out

packaging market include the companies SPTS Technologies (a KLA company), Evatec AG, ULVAC Technologies, Inc., Tango Systems, Inc. (an Applied Materials company) and ASM NEXX, Inc. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.
Marketing and Sales
Sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China. The selling process for Intevac’s products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.
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
The production of large complex systems requires Intevac to make significant investments in inventory both to fulfill customer orders and to maintain adequate supplies of spare parts to service previously shipped systems. Intevac maintains inventories of spare parts in the United States, Singapore, Malaysia and China to support its customers. Intevac often requires its customers to pay for systems in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price and any sales tax due upon completion of installation and acceptance of the system at the customer’s factory.
Intevac provides process and applications support, customer training, installation, start-up
assistance and post-installation service support to Intevac’s customers. Intevac supports U.S. customers from Intevac headquarters in Santa Clara, California, and has field offices in Singapore, China, and Malaysia to support customers in Asia.
Warranties for Intevac’s products typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable
parts are supplied and installed without charge.
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

Manufacturing
Intevac manufactures its products at its facilities in California and Singapore. Intevac’s manufacturing operations include electromechanical assembly, vacuum processing, fabrication of sputter sources, and system assembly, alignment and testing.
Government Regulations
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We instituted various training programs to educate our employees on compliance with governmental regulations, as well as applied legal and ethical practices in our everyday work. We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws. We treat the cost of complying with government regulations and operating a safe workplace as a normal cost of business and allocates the cost of these activities to all functions, except where the cost can be isolated and charged to a specific function. The environmental standards and regulations promulgated by government agencies in California and Singapore are particularly rigorous and set a high standard of compliance. In addition, climate change legislation is a significant topic of recent discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. We believe our costs of compliance with these regulations and standards are comparable to other companies operating similar facilities in these jurisdictions. We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations) have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source components. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. As with any commercial enterprise, we cannot predict with certainty the nature or direction of the development of federal statutes and regulations that will affect our business operations.
Human Capital Resources
General Information About Our Human Capital Resources
As of January 1, 2022, we had 151 employees, including 3 contract employees. Approximately 56% of our employees are located in the United States and 44% are located in Asia. Of our total workforce, 40 employees are involved in research and development; 62 employees are involved in operations, manufacturing, service and quality assurance; and 49 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions.
Core Principles
Our core values are integral to our Company culture. We pride ourselves in providing a safe and positive work environment where mutual respect and ethical conduct is a core value. We believe in continuous learning and professional development and provide employees with opportunities to grow.
Community Involvement
Our employees are committed to making a difference in the community by actively volunteering and fundraising for many charities, including the American Cancer Society, Second Harvest, Humane Society, Make a Wish Foundation, and Salvation Army.
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
Turnover
We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained engineering, manufacturing and operating personnel. The average tenure of our employees is 11.8 years in the United States and 10.9 years in Asia.
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
Management Team
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and the head of our TFE business average approximately 25 years of industry experience. They are supported by an experienced and talented professional team.
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
Compensation and Benefits
We strive to offer employees regionally competitive compensation and benefits that are aligned to our values. All employees receive a base salary, incentive compensation and welfare benefits. Depending on the region, benefits may include medical, dental and vision coverage, short and long-term disability income protection, flexible spending plans (health, dependent and limited flexible spending) and basic and supplemental life insurance, accidental death and dismemberment insurance and retirement savings plan. Intevac pays the majority or all of the costs for these benefits.

We have various employee incentive plans. Our profit-sharing plan provides for the distribution of a percentage of pre-tax
profits to substantially all of our employees not eligible for other performance-based incentive plans. Our executives and key contributors participate in bonus plans based on the achievement of profitability and other individual performance goals and objectives.
To foster a stronger sense of ownership and align the interests of employees with our stockholders we grant equity-based awards, including restricted stock units and performance-based restricted stock units to eligible employees. We also have an employee stock purchase plan, which provides employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 4 to the consolidated financial statements for a description of these plans.
Oversight and Management
As noted in its charter, our Compensation Committee is responsible for periodically reviewing our employee programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies.
Information about our Executive Officers
Certain information about our executive officers as of February 17, 2022 is listed below:

Name	Age	Position
Executive Officers:
Nigel D. Hunton	61	President and Chief Executive Officer
James Moniz	64	Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer
Jay Cho	57	Executive Vice President and General Manager, TFE
Other Key Officers:
Terry Bluck	62	Chief Technology Officer, TFE
Kimberly Burk	56	Senior Vice President, Global Human Resources
Mr.
 Hunton
joined Intevac in January 2022 as President and Chief Executive Officer and a member of the Board of Directors. Prior to joining Intevac, Mr. Hunton served as President and Chief Executive Officer at Photon Control Inc., a fiber optics equipment manufacturing company, from May 2019 to July 2021. From July 2017 to May 2019, he was the President and Chief Executive Officer at Ferrotec (USA) Corporation, an electronics component manufacturing company. From April 2017 to July 2017, Mr. Hunton served as Special Projects Manager at Ferrotec GmbH. Mr. Hunton served as Managing Director at Hunton Associates Ltd, a management consulting company, from January 2016 to July 2017. From 2012 to 2015, Mr. Hunton served as Chief Executive Officer of MBA Polymers, Inc., a recycling company. From 1985 to 2012, Mr. Hunton served in various management roles at the Edwards Group, a global vacuum technology company. Additionally, Mr. Hunton is a member of the advisory board of Arsenal Capital Partners, a private equity firm. Mr. Hunton holds a BS in mechanical engineering from University of Manchester Institute of Science and Technology.
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
,” “ENERG
i
®
,” “INTEVAC LSMA
®
,” “INTEVAC MATRIX
®
,” “oDLC
®
,” “INTEVAC VERTEX
®
,” “VERTEX Marathon
®
,” and “VERTEX SPECTRA
®
.”

Item 1A.	Risk Factors
The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this Annual Report.
Risks Related to Our Business
The industries we serve are cyclical, volatile and unpredictable.
A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives, PV solar cells and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in 2019, 2020 and 2021 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021) systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2022 will be at levels similar to the levels in 2021.
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
In recent years the PV (solar) market has undergone a downturn, which is likely to continue to impact our sales of PV equipment. The solar industry from time to time experiences periods of structural imbalance between supply and demand, and such periods put intense pressure on our customers’ pricing. The solar industry is currently in such a period. Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. During any such period, solar module manufacturers may reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales and may do so for a sustained period of time. As a result, our customers may be unable to sell their solar modules or systems at attractive prices or for a profit during a period of excess supply of solar modules, which would adversely affect their results of operations and their ability to make capital investments such as purchasing our products.
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
The impact of the
COVID-19
pandemic, or similar global health concerns, has negatively impacted and could continue to negatively impact our operations, supply chain and customer base.
The
COVID-19
pandemic has severely restricted the level of economic activity around the world, which may impact demand for our products. Our operations and supply chains for certain of our products or services have been and could continue to be negatively impacted by the regional or global outbreak of illnesses, including
COVID-19.
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of
COVID-19
and although many restrictions that were in place have eased in many localities, some areas that had previously eased restrictions have reverted to more stringent limitations in light of the emergence of new strains of
COVID-19.
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
Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. Our reliance on sales to relatively few customers has increased with the disposition of our Photonics business, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts can lead to extreme variability in our revenue and financial results from period to period.
The concentration of our customer base may enable our customers to demand pricing and other terms unfavorable to Intevac and makes us more vulnerable to changes in demand by or issues with a given customer. Orders from a relatively limited number of manufacturers have accounted for, and will likely continue to account for, a substantial portion of our revenues. The loss of one of these large customers, or delays in purchasing by them, would have a material and adverse effect on our revenues.
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
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel and has made companies increasingly protective of prior employees. It may be difficult for us to locate employees who are not subject to non-competition
agreements and other restrictions.
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
We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and other PVD systems, our coating systems for DCP, our solar systems for PV applications, our digital night-vision products and our near-eye
display products. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the PV, display cover glass, and ASP markets. Our expansion into the PV, cover glass and ASP markets is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the markets, to successfully develop cost effective products to address the markets or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.
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
Many of our products, require export licenses from U.S. government agencies under the Export Administration Act. These regulations limit the potential market for some of our products. We can give no assurance that we will be successful in obtaining all the licenses necessary to export our products. Heightened government scrutiny of export licenses for defense related products has resulted in lengthened review periods for our license applications. Failure to comply with export control laws, including identification and reporting of all exports and re-exports
of controlled technology or exports made without correct license approval or improper license use could result in severe penalties and revocation of licenses. Failure to obtain export licenses, delays in obtaining licenses, or revocation of previously issued licenses would prevent us from selling the affected products outside the United States and could negatively impact our results of operations.
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
We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities; financial liabilities and damage to our reputation. If we are unable to maintain compliance with security standards applicable to defense contractors, we could lose business or suffer reputational harm. Cyber threats to businesses in general are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. We have experienced cybersecurity threats and incidents involving our systems and expect these incidents to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material adverse effect on our results of operations, financial condition or business, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

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
Difficulties in integrating past or future acquisitions or implementing strategic divestitures could adversely affect our business.
We have completed a number of acquisitions and dispositions during our operating history. We have spent and may continue to spend significant resources identifying and pursuing future acquisition opportunities. Acquisitions involve numerous risks including: (1) difficulties in integrating the operations, technologies and products of the acquired companies; (2) the diversion of our management’s attention from other business concerns; and (3) the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of the prior and any future acquisitions or to successfully integrate the operations of the companies we acquire could have a material and adverse effect on our business, financial condition and results of operations. Any future acquisitions could also result in potentially dilutive issuance of equity securities, acquisition or divestiture-related write-offs or the assumption of debt and contingent liabilities. In addition, we have made and will continue to consider making strategic divestitures, such as the disposition of our Photonics business. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings or earnout payments associated with the financial performance of the divested business, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.
We could be involved in litigation.
From time to time, we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims and customer disputes. For example, we recently settled an action against us under the Private Attorneys General Act for $1.0 million, pending approval by the court. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.
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
A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-

consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 1, 2022, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; our management does not timely assess the adequacy of such internal control; or our independent registered public accounting firm does not deliver an unqualified opinion as to the effectiveness of our internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage		Principal Use
Santa Clara, California	169,583	*	Corporate Headquarters; Marketing, Manufacturing, Engineering and Customer Support
Singapore	31,947		Manufacturing and Customer Support
Malaysia	1,291		Customer Support
Shenzhen, China	2,568		Customer Support

*
In connection with the disposition of our Photonics business, we entered into a lease assignment agreement with EOTECH that assigns the lease obligation for two buildings in our California campus consisting of 94,890 square feet of rentable space to EOTECH. As part of the assignment, we agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expires in March 2024.

Intevac considers these properties adequate to meet its current and future requirements. Intevac regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3.	Legal Proceedings
From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business. For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report. See also “Risk Factors” in Part I, Item 1A of this Annual Report.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 17, 2022, there were 72 holders of record.
Recent Sales of Unregistered Securities
None.
Dividend Policy
We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.
Repurchases of Intevac Common Stock
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. Intevac did not make any common stock repurchases during the three months ended January 1, 2022. At January 1, 2022, $10.4 million remains available for future stock repurchases under the repurchase program.

Item 6.
[Reserved]

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

•
Critical Accounting Policies and Estimates:
a discussion of estimates that that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Discontinued Operations
On December 30, 2021, the Company completed the sale of its Photonics business to EOTECH. As a result of the disposition, the results of operations from the Photonics reporting segment are reported as “Net income from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report. The Company has recast prior period amounts presented within this Annual Report to provide visibility and comparability.
Overview
Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications, and a leading provider of digital night-vision technologies and products to the defense industry. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”), display cover panel (“DCP”), photovoltaic (“PV”) solar cell, and advanced semiconductor packaging (“ASP”) industries. Intevac’s customers include manufacturers of hard disk media, DCPs and solar cells, and semiconductor outsourced assembly and test companies. Intevac operates in a single segment: Thin-film Equipment (“TFE”). Product development and manufacturing activities occur in North America and Asia. Intevac also has field offices in Asia to support its customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force.
Intevac’s results of operations are driven by a number of factors including success in its equipment growth initiatives in the DCP, solar and ASP markets and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user
demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of equipment diversification into new markets by introducing new products, such as for a thin-film physical vapor deposition (“PVD”) application for protective coating for DCP manufacturing, a thin-film PVD application for PV solar cell manufacturing, and a PVD fan-out
application for ASP. Intevac believes that expansion into these markets will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, cell phones, PV cells, and semiconductor chips as well as other factors such as global economic conditions and technological advances in fabrication processes.

Fiscal Year	2021	2020	Change 2021 vs. 2020
	(in thousands, except percentages and per share amounts)
Net revenues	$38,524	$52,128	$(13,604)
Gross profit	$7,067	$22,417	$(15,350)
Gross margin percent	18.3%	43.0%	(24.7) points
Operating loss	$(22,476)	$(8,880)	$(13,596)
Net loss from continuing operations	$(23,057)	$(10,435)	$(12,622)
Net income from discontinued operations, net of tax	$49,677	$11,491	$38,186
Net income	$26,620	$1,056	$25,564
Net income per basic and diluted share	$1.09	$0.04	$1.05

Fiscal 2020 financial results reflected a challenging environment, partially as a result of the
COVID-19
pandemic. In fiscal 2020, we recognized revenue on two 200 Lean HDD systems. Fiscal 2020 net income reflected lower net revenues and higher operating expenses, offset in part by higher contributions from gross margins. Higher selling general and administrative expenses resulted primarily from higher variable compensation expenses and incremental
e-commerce
costs to launch our Diamond Dog
e-commerce
website, which we subsequently discontinued in fiscal 2021. During fiscal 2020, we received $567,000 in government assistance related to
COVID-19
from the government of Singapore, of which $328,000 was reported as a reduction of cost of net revenues, $90,000 was reported as a reduction of research and development (“R&D”) expenses and $149,000 was reported as a reduction of selling, general and administrative expenses. During fiscal 2020, we did not recognize an income tax benefit on its U.S. net operating loss.
Fiscal 2021 financial results reflected a continued challenging environment. In fiscal 2021, we recognized revenue on our first MATRIX PVD system for ASP and sold the Photonics division and recognized a gain of $54.3 million and received cash of $70 million upon the closing of the transaction. Fiscal 2021 financial results for our continuing operations reflect a challenging environment as HDD equipment sales were lower than fiscal 2020 levels and we did not recognize revenue on any 200 Lean HDD systems compared to two 200 Lean HDD systems in fiscal 2020. During fiscal 2021, we recorded an $8.4 million inventory valuation write-down primarily related to our solar and Vertex inventory due to business conditions and lack of demand and $1.0 million accrual for settlement of the Private Attorneys General Act (“PAGA”) lawsuit. During fiscal 2021, we received $83,000 in government assistance related to
COVID-19
from the government of Singapore, of which $56,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. During fiscal 2021, we did not recognize an income tax benefit on its U.S. net operating loss.
Intevac expects that fiscal 2022 HDD equipment sales will be similar to fiscal 2021 levels as a customer is expected to take delivery of one 200 Lean HDD system in backlog during the fiscal year. During the first half of fiscal 2022, the Company plans to streamline its organization and is embarking on a corporate restructuring process that reflects our new single segment structure, which no longer will include the complexity of managing two substantially different business units within one company. We believe that these changes will position the Company for profitability and positive cash flow generation.
The Impact
of COVID-19
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Although
COVID-19
vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. As new strains of
COVID-19
develop, the continued impacts to our business could be material to our fiscal 2022 results. Further, the impacts of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the
COVID-19
pandemic, may also impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures. We have experienced pandemic-related delays in our evaluation and development work. In response to
COVID-19,
we implemented initiatives to safeguard our employees, including work-from-home protocols. In June 2021, we began reopening our offices on a regional basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with a safety-first approach. All employees in the United States who could work from home did so through the middle of June 2021, when we fully reopened our offices as restrictions were lifted by the applicable authorities. All employees in Singapore that can do so continue to work remotely and will do so until restrictions are lifted by the applicable authorities in Singapore. Our employees’ health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration and efficacy of vaccines and the number of new cases.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS was to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $83,000 and $567,000 in JSS grants in fiscal 2021 and fiscal 2020, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we deferred the payment of the employer portion of payroll taxes in fiscal 2020 and received tax benefits from the employee retention tax credit. We repaid the first installment of the deferred payroll taxes at the end of fiscal 2021.
During both fiscal 2021 and fiscal 2020, the Company’s expenses included approximately $159,000, due to costs related to actions taken in response to COVID-19.

Results of Operations
Net revenues

	2021	2020	Change 2021 vs. 2020
	(in thousands)
Total net revenues	$38,524	$52,128	$(13,604)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs, and advanced semiconductor packaging and related equipment.
The decrease in revenues in fiscal 2021 versus fiscal 2020 was due primarily to lower systems sales, as we only recognized revenue on one MATRIX PVD system for ASP and no 200 Lean HDD systems, offset in part by increases in revenue recognized on technology upgrades, service and spare parts. In fiscal 2020, we recognized revenue on two 200 Lean HDD systems, technology upgrades, service and spare parts.
Backlog

	January 1, 2022	January 2, 2021
	(in thousands)
Total backlog	$24,725	$5,623

Backlog at January 1, 2022 included one 200 Lean HDD system. Backlog at January 2, 2021 did not include any 200 Lean HDD systems.
Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2021 and 2020.

	2021	2020
Seagate Technology	60%	79%
Western Digital Corporation	25%	18%
Amkor Technology, Inc.	10%	*
* Less than 10%
Revenue by geographic region

	2021	2020
	(in thousands)
United States	$3,670	$6,450
Asia	31,004	45,611
Europe	3,850	67

Total net revenues	$38,524	$52,128

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in 2021 versus 2020 reflected lower HDD upgrade, spare and service sales to U.S. customers. Sales to the Asia region in 2021 did not include any systems, as compared to two 200 Lean HDD systems in 2020. Sales to the Europe region in 2021 included one MATRIX PVD system for ASP. Sales to the Europe region in 2020 were not significant.

Gross margin

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands, except percentages)
Total gross profit	$7,067	$22,417	$(15,350)
% of net revenues	18.3%	43.0%
Cost of net revenues consists primarily of purchased materials and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, provisions for inventory reserves and scrap.
Gross margin was 18.3% in fiscal 2021 compared to 43.0% in fiscal 2020. Fiscal 2021 gross margins declined over fiscal 2020 as a result of lower revenues and lower factory utilization. Fiscal 2021 gross margin reflected an $8.4 million inventory valuation write-down primarily related to our solar and Vertex inventory, as well as a lower margin on the first MATRIX PVD system for ASP that we have sold thus far. Gross margins will continue to vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Research and development

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands)
Research and development expense	$12,176	$13,205	$(1,029)
Research and development expense consists primarily of salaries and related costs of employees engaged in, and prototype materials used in ongoing research, design and development activities for PV cell manufacturing equipment, DCP manufacturing equipment, HDD disk sputtering equipment, and semiconductor
Fan-out
equipment.
Research and development spending in fiscal 2021 decreased compared to fiscal 2020 due to lower spending on semiconductor
Fan-out,
DCP and PV development, offset in part by higher spending on HDD development.
Selling, general and administrative

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands)
Selling, general and administrative expense	$17,367	$18,092	$(725)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac has offices in Singapore, Malaysia and China to support Intevac’s customers in Asia.
Selling, general and administrative expenses decreased in fiscal 2021 over the amount spent in fiscal 2020 due to lower variable compensation expenses and lower
e-commerce
costs but were offset in part by the $1.0 million accrual for settlement of the PAGA lawsuit, higher stock compensation expenses, higher legal expenses, and higher consulting expenses related to network security.
Cost reduction plans
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. The total cost of implementing the 2021 Cost Reduction Plan was $319,000, of which $224,000 was reported under cost of net revenues and

$95,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2021 Cost Reduction Plan were completed in fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The total cost of implementing the 2020 Cost Reduction Plan was $103,000, of which $16,000 was reported under cost of net revenues and $87,000 was reported under operating expenses. Substantially all cash outlays in connection with the 2020 Cost Reduction Plan were completed in fiscal 2020. Implementation of the 2020 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
Interest income and other income (expense), net

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands)
Interest income and other income (expense), net	$(6)	$156	$(162)
Interest income and other income (expense), net in fiscal 2021 included $29,000 of interest income on investments, other income of $30,000 offset in part by $65,000 of foreign currency losses. Interest income and other income (expense), net in fiscal 2020 included $284,000 of interest income on investments offset in part by $139,000 of foreign currency losses. The decrease in interest income in 2021 over 2020 reflected lower interest rates on Intevac’s investments and lower invested balances.
Provision for income taxes

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands)
Provision for income taxes	$575	$1,711	$(1,136)
Intevac’s effective tax rate from continuing operations was (2.6%) for fiscal 2021 and (19.6%) for fiscal 2020 and we recorded an income tax expense of $575,000 in fiscal 2021 and $1.7 million in fiscal 2020. The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2021 and fiscal 2020 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
The income tax expense for fiscal 2021 and fiscal 2020 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. We did not recognize income tax expense on the gain from the sale of Photonics. The gain for federal purposes was offset by net operating losses. In California we used tax credits to offset the tax due on the gain.
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
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, and our ability to project such income. We maintain a full valuation allowance for our U.S. deferred tax assets due to uncertainty regarding their realization as of January 1, 2022.

Discontinued operations

	Fiscal Year		Change 2021 vs. 2020
	2021	2020
	(in thousands)
Income from discontinued operations, net of tax	$49,677	$11,491	$38,186
Income from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations in fiscal 2021 increased to $49.7 million as compared to net income of $11.5 million in fiscal 2020 primarily due to the gain on the sale of the Photonics business of $54.3 million, partially offset by the loss from the Photonics division, net of tax, which includes $2.6 million of asset impairment and restructuring charges related to impairment on the right-of-use
(“ROU”) asset, lease exit costs associated with a rent subsidy provided to EOTECH and employee termination costs.
Revenues declined 39% as compared to the prior year primarily as a result of lower product sales revenues and lower contract R&D work. Development work on the multi-year IVAS contract award for the development and production of digital night-vision cameras to support the U.S. Army’s Integrated Visual Augmentation System (“IVAS”) program completed in early 2021. Gross margins declined from 39.7% in fiscal 2020 to 23.6% in fiscal 2021 due to lower revenue levels, incremental start-up
costs for
non-recurring
engineering associated with the first shipments of the IVAS product and lower margins on contract R&D work primarily due to additional development costs on the IVAS program. R&D spending increased from $888,000 in fiscal 2020 to $2.7 million in fiscal 2021, primarily related to incremental start-up
non-recurring
engineering costs associated with the IVAS product and higher spending on the development of the next generation of the low light level CMOS camera. Selling, general and administrative expense increased from $5.8 million in fiscal 2020 to $5.9 million in fiscal 2021, primarily related to higher bid and proposal costs, offset in part by lower variable compensation costs.
Upon the closing of the sale of the Photonics business on December 30, 2021, we received initial gross proceeds of $70.0 million. In January 2022, we delivered to EOTECH a draft closing statement that would reduce the working capital portion of the purchase price by $74,000. As a result, we have recognized a gain on the sale of $54.3 million computed as $70 million initial gross proceeds less (i) the potential $74,000 post closing adjustment, (ii) the carrying value of the assets and liabilities of $12.4 million transferred in the transaction and (iii) $3.2 million in transaction-related costs.
Liquidity and Capital Resources
At January 1, 2022, Intevac had $121.2 million in cash, cash equivalents, restricted cash and investments compared to $50.4 million at January 2, 2021. During fiscal 2021, cash, cash equivalents, restricted cash and investments increased by $70.8 million due primarily to the sale of the Photonics division, cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by cash used for purchases of fixed assets and tax payments related to the net share settlement of restricted stock units.
Cash, cash equivalents, restricted cash and investments consist of the following:

	January 1, 2022	January 2, 2021
	(in thousands)
Cash and cash equivalents	$102,728	$29,341
Restricted cash	786	787
Short-term investments	10,221	14,839
Long-term investments	7,427	5,388

Total cash, cash-equivalents, restricted cash and investments	$121,162	$50,355

Cash generated by operating activities totaled $278,000 in fiscal 2021 compared to $8.9 million in fiscal 2020. Lower operating cash flow in fiscal 2021 was a result of a larger loss recognized from continuing operations.
Accounts receivable totaled $14.3 million at January 1, 2022 and $28.6 million at January 2, 2021. The number of days outstanding for Intevac’s accounts receivable was 90 at January 1, 2022 compared to 83 at January 2, 2021. Net inventories totaled $5.8 million at January 1, 2022 compared to $21.7 million at January 2, 2021. During fiscal 2021, we recorded an

$8.4 million inventory valuation write-down primarily on our solar and Vertex inventory due to business conditions and lack of demand. Inventory turns were 0.8 in fiscal 2021 and were 0.4 in fiscal 2020. Accounts payable increased to $5.3 million at January 1, 2022 compared to $4.3 million at January 2, 2021 and included a payable of $2.0 million as a commission to the investment banker for the Photonics sale. Other accrued liabilities were $3.7 million at January 1, 2022 and $3.6 million at January 2, 2021 and included a $1.0 million accrual for the settlement of the PAGA lawsuit. Accrued payroll and related liabilities decreased to $5.5 million at January 1, 2022 compared to $7.7 million at January 2, 2021 as a result of lower variable compensation accruals. Customer advances increased from $33,000 at January 2, 2021 to $2.1 million at January 1, 2022 as a result of recognition of new orders. Other long term liabilities decreased to $363,000 at January 1, 2022 compared to $457,000 at January 2, 2021 as a result of the payment of the first installment of the deferred payroll tax liabilities under the CARES Act.
Investing activities generated cash of $71.2 million in fiscal 2021 and $599,000 in fiscal 2020. Proceeds from the sale of the assets that comprised the Photonics business totaled $70.0 million in fiscal 2021. Proceeds from sales and maturities of investments net of purchases of investments, totaled $2.4 million in fiscal 2021 and $2.0 million in fiscal 2020, respectively. Capital expenditures were $1.2 million in fiscal 2021, and $2.6 million in fiscal 2020.
Financing activities generated cash of $1.9 million in fiscal 2021 and $1.1 million in fiscal 2020. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $2.6 million in fiscal 2021 and $1.9 million in fiscal 2020. Tax payments related to the net share settlement of restricted stock units were $734,000 in fiscal 2021 and $402,000 in fiscal 2020. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million in repurchases. Cash used to repurchase common stock totaled $0 and $393,000 in fiscal 2021 and fiscal 2020, respectively.
Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. treasury and agency securities, asset backed securities, certificates of deposit, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
As of January 1, 2022, approximately $25.0 million of cash and cash equivalents and $3.4 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable
operating lease obligations, capital expenditures and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2022 are projected to be approximately $4.4 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of January 1, 2022. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. Note that these critical accounting policies and estimates relate solely to our continuing operations. The accounting policies related to our discontinued operations are discussed in Note 2, “Divestiture and Discontinued Operations,” to our consolidated financial statements.

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
Estimates and assumptions about future events and their effects cannot be determined with certainty. Intevac bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Intevac’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that Intevac’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of Intevac’s financial condition and results of operations.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2022, expressed an unqualified opinion.
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
Inventory Valuation—Adjustments for Excess or Obsolete Inventories
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $5.8 million as of January 1, 2022. The Company’s inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories for estimated excess quantities and obsolescence equal to the difference between the costs of inventories and the net realizable value based upon assumptions about future demand, market conditions and product life expectancy. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
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
Revenue Recognition—Determination of Total Estimated Contract Costs for Fixed-price Contracts
As described in Notes 1 and 2 to the consolidated financial statements, $11.7 million of the Company’s total consolidated net revenues for the year ended January 1, 2022 was generated from fixed-price contracts (also known as cost plus fixed-fee
and firm fixed-price contracts), as reported in discontinued operations for technology development revenues. The Company recognizes revenue for these fixed-price contracts over time under the cost-to-cost
measure of progress method as it best depicts the transfer of control of assets to the customer, which occurs as it incurs costs. Accounting for these contracts involves the use of various techniques to estimate total contract costs. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include the complexity of the work to be performed; the cost and availability of materials; and the performance of engineers and subcontractors. As a significant change in one or more of these estimates could affect the profitability of the contracts, the Company reviews and updates its contract-related estimates regularly.
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

San Jose, California
February 17, 2022

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2022	January 2, 2021
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$102,728	$29,341
Short-term investments	10,221	14,839
Trade and other accounts receivable, net of allowances of $0 at both January 1, 2022 and January 2, 2021	14,261	28,646
Inventories	5,791	21,689
Prepaid expenses and other current assets	1,827	1,893

Total current assets	134,828	96,408
Property, plant and equipment, net	4,759	11,004
Operating lease right-of-use assets	4,520	8,165
Long-term investments	7,427	5,388
Restricted cash	786	787
Deferred income taxes and other long-term assets	5,449	5,486

Total assets	$157,769	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$3,119	$2,853
Accounts payable	5,320	4,259
Accrued payroll and related liabilities	5,505	7,679
Other accrued liabilities	3,665	3,598
Customer advances	2,107	33

Total current liabilities	19,716	18,422
Noncurrent liabilities:
Noncurrent operating lease liabilities	3,675	6,803
Other long-term liabilities	363	457

Total noncurrent liabilities	4,038	7,260
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares — 50,000 issued and outstanding shares — 24,636 and 23,874 at January 1, 2022 and January 2, 2021, respectively	25	24
Additional paid-in capital	199,073	193,173
Treasury stock, 5,087 shares at both January 1, 2022 and January 2, 2021	(29,551)	(29,551)
Accumulated other comprehensive income	578	640
Accumulated deficit	(36,110)	(62,730)

Total stockholders’ equity	134,015	101,556

Total liabilities and stockholders’ equity	$157,769	$127,238

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended,
	January 1, 2022	January 2, 2021
	(In thousands, except per share amounts)
Net revenues	$38,524	$52,128
Cost of net revenues	31,457	29,711

Gross profit	7,067	22,417
Operating expenses:
Research and development	12,176	13,205
Selling, general and administrative	17,367	18,092

Total operating expenses	29,543	31,297

Operating loss	(22,476)	(8,880)

Interest income	29	284
Other income (expense), net	(35)	(128)

Loss from continuing operations before provision for income taxes	(22,482)	(8,724)
Provision for income taxes	575	1,711

Net loss from continuing operations	(23,057)	(10,435)

Income from discontinued operations:
Income (loss) from Photonics division, net of tax	(4,664)	11,491
Gain on sale of Photonics division, net of tax	54,341	—

Total income from discontinued operations, net of tax	49,677	11,491

Net income	$26,620	$1,056

Net income (loss) per share:
Basic and diluted—continuing operations	$(0.95)	$(0.44)
Basic and diluted—discontinued operations	$2.04	$0.49
Basic and diluted—net income	$1.09	$0.04
Weighted average shares outstanding:
Basic and diluted	24,348	23,669

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended,
	January 1, 2022	January 2, 2021
	(In thousands)
Net income	$26,620	$1,056
Other comprehensive income (loss), before tax
Change in unrealized net gain on available-for-sale investments	(68)	(5)
Foreign currency translation gains	6	221

Other comprehensive income (loss), before tax	(62)	216
Income tax expense related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	(62)	216

Comprehensive income	$26,558	$1,272

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 28, 2019	23,346	$23	$188,290	4,989	$(29,158)	$424	$(63,786)	$95,793
Shares issued in connection with:
Exercise of stock options	67	—	326	—	—	—	—	326
Settlement of RSUs	244	—	—	—	—	—	—	—
Employee stock purchase plan	392	1	1,570	—	—	—	—	1,571
Shares withheld in connection with net share settlement of RSUs	(77)	—	(402)	—	—	—	—	(402)
Equity-based compensation expense	—	—	3,389	—	—	—	—	3,389
Net income	—	—	—	—	—	—	1,056	1,056
Other comprehensive income	—	—	—	—	—	216	—	216
Common stock repurchases	(98)	—	—	98	(393)	—	—	(393)

Balance at January 2, 2021	23,874	$24	$193,173	5,087	$(29,551)	$640	$(62,730)	$101,556
Shares issued in connection with:
Exercise of stock options	76	—	440	—	—	—	—	440
Settlement of RSUs	383	—	—	—	—	—	—	—
Employee stock purchase plan	435	1	2,191	—	—	—	—	2,192
Shares withheld in connection with net share settlement of RSUs	(132)	—	(734)	—	—	—	—	(734)
Equity-based compensation expense	—	—	4,003	—	—	—	—	4,003
Net income	—	—	—	—	—	—	26,620	26,620
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)

Balance at January 1 2022	24,636	$25	$199,073	5,087	$(29,551)	$578	$(36,110)	$134,015

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1 2022	January 2, 2021
	(In thousands)
Operating activities
Net income	$26,620	$1,056
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,456	3,206
Net amortization (accretion) of investment premiums and discounts	109	12
Amortization of intangible assets	—	274
Gain on sale of Photonics division	(54,341)	—
Asset impairment charges	1,246	—
Equity-based compensation	4,003	3,389
Straight-line rent adjustment and amortization of lease incentives	(463)	(286)
Deferred income taxes	25	917
Changes in assets and liabilities:
Accounts receivable	10,850	(27)
Inventories	9,597	3,218
Prepaid expenses and other assets	6	(462)
Accounts payable	(932)	60
Accrued payroll and other accrued liabilities	(1,972)	1,467
Customer advances	2,074	(3,974)

Total adjustments	(26,342)	7,794

Net cash and cash equivalents provided by operating activities	278	8,850
Investing activities
Purchase of investments	(17,148)	(23,342)
Proceeds from sales and maturities of investments	19,550	25,355
Proceeds from sale of Photonics division	70,000	—
Purchase of leasehold improvements and equipment	(1,198)	(2,612)

Net cash and cash equivalents provided by (used in) investing activities	71,204	(599)
Financing activities
Proceeds from issuance of common stock	2,632	1,897
Common stock repurchases	—	(393)
Taxes paid related to net share settlement	(734)	(402)

Net cash and cash equivalents provided by financing activities	1,898	1,102
Effect of exchange rate changes on cash	6	221

Net increase in cash, cash equivalents and restricted cash	73,386	9,574
Cash, cash equivalents and restricted cash at beginning of period	30,128	20,554

Cash, cash equivalents and restricted cash at end of period	$103,514	$30,128

Cash paid (received) for:
Income taxes	$559	$850
Income tax refund	$(18)	$(157)
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
Fiscal Year End Date
Intevac operates under a
52-53
week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2021 and fiscal 2020 years ended on January 1, 2022 and January 2, 2021, respectively.
Reportable Segment
During fiscal 2021, we sold the business of one of our reporting segments, Photonics. Therefore, we have one reportable segment remaining. See Note 2 for additional disclosure related to discontinued operations.
The remaining segment, Thin Film Equipment (“TFE”) segment, designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the hard drive, solar cell, display cover panel (“DCP”) and advanced semiconductor packaging (“ASP”) industries, as well as other adjacent thin-film markets.
Reclassification of Prior Periods
On December 30, 2021, the Company completed the sale of its Photonics business to EOTECH, LLC, a Michigan limited liability company (“EOTECH”), in exchange for (i) $70.0 million in cash consideration (as may be increased or decreased by certain closing net working capital adjustments), (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business.
Due to the sale of the Photonics business during the fourth quarter of 2021, we have classified the results of the Photonics business as discontinued operations in our consolidated statements of income for all periods presented. All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted.
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
Restricted Cash
Restricted cash of $600,000 as of January 1, 2022 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $186,000 as collateral for various guarantees with its bank.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes
Intevac accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.
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
Government Grants and Credits
The Company generally records grants from governmental agencies related to income as a reduction in operating expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination
of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). During fiscal 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development (“R&D”) expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statements of income. During fiscal 2020, the Company received $567,000 in JSS grants of which $328,000 is reported as a reduction of cost of net revenues, $90,000 is reported as a reduction of R&D expenses and $149,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statements of income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.
Foreign Currency Translation
The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China, Malaysia and Korea is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end
exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income (expense), net in the determination of net income. Losses from foreign currency transactions were $65,000 and $139,000 in 2021 and 2020, respectively.
Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, were as follows for the years ended January 1, 2022 and January 2, 2021:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Balance at December 28, 2019	$381	$43	$424

Other comprehensive income (loss) before reclassification	221	(5)	216
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	221	(5)	216

Balance at January 2, 2021	602	38	640

Other comprehensive income (loss) before reclassification	6	(68)	(62)
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	6	(68)	(62)

Balance at January 1, 2022	$608	$(30)	$578

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
non-statutory
stock options and RSUs to
non-employee
directors and consultants. Intevac also has an employee stock purchase plan, which provides Intevac’s employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 4 for a complete description of these plans and their accounting treatment.
Recent Accounting Pronouncements Not Yet Adopted
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2021-10,
Disclosures by Business Entities about Government Assistance
, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. This update becomes effective in the first quarter of fiscal 2023. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU
2021-08,
Business Combinations (Topic 805): Accounting for Contract Assets and Contract
Liabilities from Contracts with Customers
, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. This update becomes effective in the first quarter of fiscal 2023. Early adoption is permitted. We are currently assessing how the adoption of this standard will impact our consolidated financial statements.
In March 2020, the FASB issued ASU
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
2.    Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration (as may be increased or decreased by certain closing net working capital adjustments), (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes this disposition will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Photonics sale, the Company and EOTECH have entered into a Transition Service Agreement (“TSA”) and a Lease Assignment Agreement. The TSA outlines the information technology, people, and facility support the parties will provide to each other for a period anticipated to be up to six months after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the company’s California campus to EOTECH. As part of the assignment, the Company has agreed to subsidize a portion of the EOTECH’s lease payments through the remainder of the lease term which expires in March 2024.
The following table summarizes the components of the gain on sale of the Photonics segment (in thousands):

Cash proceeds	$70,000
Working capital adjustment	(74)

69,926
Assets sold:
Accounts receivable	3,535
Inventories	6,301
Other current assets	72
Property, plant and equipment	3,987

Total assets sold	13,895
Liabilities divested:
Accounts payable	888
Other accrued expenses	594

Total liabilities divested	1,482
Transaction and other costs	(3,172)

Gain on sale	$54,341

Discontinued operations
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the consolidated statements of income for the years ended January 1, 2022 and January 2, 2021.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Photonics segment that have been eliminated from continuing operations. Previously reported expenses for the Photonics segment have been recast to exclude certain allocated expenses that are not directly attributable to the Photonics segment. The key components from discontinued operations related to the Photonics segment are as follows (in thousands):

	Year Ended,
	January 1, 2022	January 2, 2021
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$15,932	$22,751
Technology development	11,735	22,945

Total net revenues	27,667	45,696
Cost of net revenues:
Systems and components	12,252	12,520
Technology development	8,885	15,048

Total cost of net revenues	21,137	27,568
Gross profit	6,530	18,128

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended,
	January 1, 2022	January 2, 2021
	(In thousands, except per share amounts)
Operating expenses:
Research and development	2,653	888
Selling, general and administrative	5,937	5,805
Asset impairment and restructuring charges	2,604	—

Total operating expenses	11,194	6,693

Operating income (loss)—discontinued operations	(4,664)	11,435
Other income (expense)—discontinued operations	—	56

Income (loss) discontinued operations before provision for (benefit from) income taxes	(4,664)	11,491
Gain on disposal of discontinued operations before income taxes	54,341	—

Total income from discontinued operations, before tax	49,677	11,491
Provision for (benefit from) income taxes	—	—

Net income from discontinued operations net of tax	$49,677	$11,491

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the years ended January 1, 2022 and January 2, 2021, respectively (in thousands):

	2021	2020
	(in thousands)
Depreciation and amortization	$1,366	$1,123
Amortization of intangible assets	$—	$36
Asset impairment charges	$1,246	$—
Equity-based compensation	$1,167	$959
Purchase of leasehold improvements and equipment	$429	$636
Revenue recognition
The Photonics segment recognized revenues for cost plus fixed fee (“CPFF”) and firm fixed price (“FFP”) government contracts over time under the cost-to-cost
method for the majority of government contracts. Revenue on the majority of government contracts was recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for
non-U.S.
government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by the rights to payment for work performed to date to deliver products or services that do not have an alternative use to the Company. The cost-to-cost
measure of progress best depicts the transfer of control of assets to the customer, which occurs as costs are incurred.
The majority of the contracts in the Photonics segment had a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of the contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development and production). For contracts with multiple performance obligations, the contract’s transaction price was allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the expected costs of satisfying a performance obligation is forecasted and then an appropriate margin is added for that distinct good or service.
In the Photonics segment, revenue for homogenous manufactured military products sold to the U.S. government and its contractors was recognized over time under the units-of-delivery
method because of the continuous transfer of control to the customer. The units-of-delivery
method measures progress for the manufactured units as an equal amount of value is individually transferred to the customer upon delivery.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The nature of the contracts in the Photonics segment gave rise to several types of variable consideration including tiered pricing. Allocation of contract revenues among Photonics military products, and the timing of the recognition of those revenues, was impacted by agreements with tiered pricing or variable rate structures. Variable consideration was included in the estimated transaction price when there was a basis to reasonably estimate the amount of the consideration. These estimates were based on historical experience, anticipated performance and our best judgment at the time. Because of the certainty in estimating these amounts, they were included in the transaction price of our contracts and the associated remaining performance obligations.
Accounting for CPFF and FFP contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For these contracts, the profit on a contract was estimated as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. Contract estimates were based on various assumptions to project the outcome of future events. These assumptions included the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
As a significant change in one or more of these estimates could affect the profitability of the contracts, the contract-related estimates were reviewed and updated regularly. Adjustments in estimated profit on contracts were recognized under the cumulative catch-up
method. Under this method, the impact of the adjustment on profit recorded to date on a contract was recognized in the period the adjustment was identified. Revenue and profit in future periods of contract performance was recognized using the adjusted estimate. If at any time the estimate of contract profitability indicated an anticipated loss on the contract, the total loss was recognized in the quarter it was identified.
Impairment of Long-Lived Assets
In the fourth fiscal quarter of 2021, as a result of and in consideration of the Photonics sale, the assignment of leased space to EOTECH and the agreement to subsidize EOTECH for spaces that will no longer be utilized, the Company evaluated its lease right-of-use
asset (“ROU”) related to the unused space for impairment. As a result of the analysis, the Company recognized an impairment loss during the fourth quarter of fiscal 2021 of $1.2 million.
3.    Revenue
The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2021 and 2020.
Major Products and Service Lines

	2021				2020
	(in thousands)
	HDD	DCP	PV	ASP	Total	HDD	PV	Total
Systems, upgrades and spare parts	$ 28,300	$ 3	$ 258	$ 3,850	$ 32,411	$ 45,620	$ 426	$ 46,046
Field service	6,031	14	68	—	6,113	6,080	2	6,082

Total TFE net revenues	$34,331	$17	$326	$3,850	$38,524	$51,700	$428	$52,128

Primary Geography Markets

	2021	2020
	(in thousands)
United States	$3,670	$6,450
Asia	31,004	45,611
Europe	3,850	67

Total net revenues	$38,524	$52,128

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Timing of Revenue Recognition

	2021	2020
	(in thousands)
Products transferred at a point in time	$38,524	$52,128
Products and services transferred over time	—	—

Total net revenues	$38,524	$52,128

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2020:

	January 1, 2022	January 2, 2021	Change
	(In thousands)
TFE:
Contract assets:
Accounts receivable, unbilled	$99	$369	$(270)

Contract liabilities:
Deferred revenue	$65	$482	$(417)
Customer advances	2,107	33	2,074

	$2,172	$515	$1,657

Photonics (included in discontinued operations):
Contract assets:
Accounts receivable, unbilled	$—	$5,439	$(5,439)
Retainage	—	126	(126)

	$—	$5,565	$(5,565)

Contract liabilities:
Deferred revenue	$—	$779	$(779)

Accounts receivable, unbilled in our TFE segment represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our TFE customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled in our TFE segment generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2021, contract assets in our TFE segment decreased by $270,000 primarily due to the final billing on one system that was pending acceptance as of January 2, 2021 that completed installation and was accepted by the customer.
Customer advances in our TFE segment generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue in our TFE segment generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2021, we recognized revenue in our TFE segment of $33,000 and $427,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
On January 1, 2022, we had $24.7 million of remaining performance obligations, which we also refer to as backlog and expect to recognize as revenue in 2022.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 30, 2021, we sold assets comprising our Photonics business and we have separately reported the results of our Photonics segment as discontinued operations in our consolidated statements of income for the years ended January 1, 2022 and January 2, 2021, respectively. Accounts receivable, unbilled in our Photonics segment represented a contract asset for revenue that had been recognized in advance of billing the customer, which is common for contracts in the defense industry. In the Photonics segment, amounts were billed as work progressed in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. Generally, billing occurred subsequent to revenue recognition, resulting in contract assets. These contracts with the U.S. government also contained retainage provisions. Retainage represents a contract asset for the portion of the contract price earned for work performed but held for payment by the U.S. government as a form of security until satisfactory completion of the contract. The retainage was billable upon completion of the contract performance and approval of final indirect expense rates by the government. During fiscal 2021, contract assets in the Photonics segment decreased by $5.6 million primarily due to invoicing upon the achievement of contractual milestones, offset in part to the revenue recognized reported in discontinued operations on FFP contracts in advance of billing and the accrual of revenue reported in discontinued operations incurred costs under CPFF contracts.
Deferred revenue in the Photonics segment generally represented a contract liability for amounts billed to the customer upon achievement of contractual milestones. These amounts are liquidated when revenue was recognized. During fiscal 2021, the Photonics segment recognized revenue of $779,000 reported in discontinued operations that was included in deferred revenue at the beginning of the period.
4. Equity-Based Compensation
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
Descriptions of Plans
Equity Incentive Plans
At January 1, 2022, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.
The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of January 1, 2022, 2.9 million shares of common stock were authorized for future issuance under the Plans. The 2020 Equity Incentive Plan expires no later than May 13, 2030.
On January 19, 2022, the Board of Directors adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with that rule, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors
of the Company (or following such individuals’ bona fide period of non-employment with
the Company), as an inducement material to the individuals’ entry into employment with the Company.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003 Employee Stock Purchase Plan
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 15% of their base earnings withheld to purchase Intevac common stock. Beginning August 1, 2020, under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year). As of January 1, 2022, 729,000 shares remained available for issuance under the ESPP.
The effect of recording equity-based compensation for fiscal 2021 and 2020 was as follows (in thousands):

	2021	2020
Equity-based compensation by type of award:
Stock options	$198	$504
RSUs	2,819	1,936
Employee stock purchase plan	986	949

Total equity-based compensation *	$4,003	$3,389

*Included in the table above, equity based compensation reported in discontinued operations of $1.2 million and $1.0 million for fiscal years 2021 and 2020, respectively.
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

	2021	2020
Stock Options:
Weighted-average fair value of grants per share	—	$1.82
Expected volatility	—	46.06%
Risk free interest rate	—	0.44%
Expected term of options (in years)	—	4.39
Dividend yield	—	None
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 2, 2021	1,814,467	$6.66	3.08	$2,520,722
Options cancelled and forfeited	(280,261)	$7.44
Options exercised	(76,619)	$5.74

Options outstanding at January 1, 2022	1,457,587	$6.55	2.31	$7,622

Options exercisable at January 1, 2022	1,267,664	$6.74	2.08	$3,513
The total intrinsic value of options exercised during fiscal years 2021 and 2020 was $101,000 and $110,000, respectively. At January 1, 2022, Intevac had $78,000 of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 0.72 years.
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at January 2, 2021	901,634	$5.30	1.50	$6,500,781
Granted	606,705	$6.03
Vested	(382,747)	$5.71
Cancelled	(92,156)	$4.79

Non-vested RSUs at January 1, 2022	1,033,436	$5.59	1.39	$4,867,484

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At January 1, 2022, Intevac had $3.0 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.39 years.
In May 2021, we granted 126,320 performance-based restricted stock units (“PRSUs”) to members of our senior management. The number of PRSUs that will vest is determined by our common stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group over a measurement period of two years from the time of grant. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU table. At the end of the performance measurement period, the Compensation Committee of the Board of Directors (the “Compensation Committee”) will determine the achievement against the performance objectives. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested for each PRSU grant can range from zero to 200% of the initial grant.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

2021
Weighted-average fair value of grants per share	$7.65
Expected volatility	56.26%
Risk-free interest rate	0.15%
Dividend yield	None
In May 2020, we granted 109,465 PRSUs to members of our senior management. The PRSUs were issued collectively in four separate tranches with individual one-year
performance periods beginning in May 2020, 2021, 2022 and 2023, respectively. Vesting of the PRSUs is based on the performance of our common stock relative to the performance of a specified peer group. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU tables. At the end of each performance measurement period, the Compensation Committee will determine the achievement against the performance objectives. Any earned PRSU awards will vest 100% after the end of the applicable performance measurement period. The first performance measurement period ended in May 2021 and the metric was not achieved.
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
ESPP
The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2021	2020
Stock Purchase Rights:
Weighted-average fair value of grants per share	$2.59	$2.20
Expected volatility	60.88%	51.49%
Risk free interest rate	0.08%	0.14%
Expected term of purchase rights (in years)	0.91	1.24
Dividend yield	None	None
The expected life of purchase rights is the period of time remaining in the current offering period.
The ESPP activity during fiscal 2021 and 2020 is as follows:

	2021	2020
	(in thousands, except per share amounts)
Shares purchased	435	392
Weighted-average purchase price per share	$5.05	$4.01
Aggregate intrinsic value of purchase rights exercised	$671	$765
As of January 1, 2022, Intevac had $215,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 0.5 years.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Earnings Per Share
Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	2021	2020
	(in thousands, except per share amounts)
Net loss from continuing operations	$(23,057)	$(10,435)
Net income from discontinued operations, net of tax	49,677	11,491

Net income	$26,620	$1,056

Weighted-average shares – basic	24,348	23,669
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	24,348	23,669

Basic and diluted net income (loss) per share:
Continuing operations	$(0.95)	$(0.44)
Discontinued operations	$2.04	$0.49
Net income per share	$1.09	$0.04
As the Company is in a net loss position from continuing operations, all of the Company’s equity instruments are considered antidilutive.
6. Concentrations
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
Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at January 1, 2022 and January 2, 2021.

	2021	2020
Seagate Technology	47%	45%
Western Digital Corporation	30%	16%
Amkor Technology, Inc.	22%	*
U.S. Government (included in discontinued operations).	—	26%

*	Less than 10%
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2021 and/or 2020.

	2021	2020
Seagate Technology	60%	79%
Western Digital Corporation	25%	18%
Amkor Technology, Inc.	10%	*

*	Less than 10%
Products
Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2021 and 2020. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new manufacturing equipment products for PV, DCP and ASP.
7. Balance Sheet Details
Balance sheet details were as follows as of January 1, 2022 and January 2, 2021:
Trade and Other Accounts Receivable, Net

	January 1, 2022	January 2, 2021
	(in thousands)
Trade receivables and other	$14,162	$22,712
Unbilled costs and accrued profits	99	5,934
Less: allowance for doubtful accounts	—	—

	$14,261	$28,646

Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	January 1, 2022	January 2, 2021
	(in thousands)
Raw materials	$5,323	$9,999
Work-in-progress	468	4,832
Finished goods	—	6,858

	$5,791	$21,689

Property, Plant and Equipment, Net

	January 1, 2022	January 2, 2021
	(in thousands)
Leasehold improvements	$9,847	$16,323
Machinery and equipment	23,818	46,846

	33,665	63,169
Less accumulated depreciation and amortization	28,906	52,165

Total property, plant and equipment, net	$4,759	$11,004

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net property, plant and equipment by geographic region at January 1, 2022 and January 2, 2021 was as follows:

	January 1, 2022	January 2, 2021
	(in thousands)
United States	$4,385	$10,678
Asia	374	326

Net property, plant & equipment	$4,759	$11,004

Deferred Income Taxes and Other Long-Term Assets

	January 1, 2022	January 2, 2021
	(in thousands)
Deferred income taxes	$5,310	$5,335
Prepaid expenses	139	151

	$5,449	$5,486

Accounts Payable
Included in accounts payable is $109,000 and $84,000 of book overdraft at January 1, 2022 and January 2, 2021, respectively.
Other Accrued Liabilities

	January 1, 2022	January 2, 2021
	(in thousands)
Other taxes payable	$1,318	$935
Litigation settlement	1,000	—
Income taxes payable	370	263
Restructuring	347	—
Accrued product warranties	301	405
Other	264	734
Deferred revenue	65	1,261

Total other accrued liabilities	$3,665	$3,598

Other Long-Term Liabilities

	January 1, 2022	January 2, 2021
	(in thousands)
Restructuring	$318	$—
Accrued product warranties	45	75
Employer payroll taxes	—	382

Total other long-term liabilities	$363	$457

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Financial Instruments
Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	January 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$102,494	$—	$—	$102,494
Money market funds	234	—	—	234

Total cash and cash equivalents	$102,728	$—	$—	$102,728
Short-term investments:
Certificates of deposit	$4,300	$—	$—	$4,300
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,916	—	3	2,913
Municipal bonds	700	—	—	700
U.S. treasury securities	1,910	—	2	1,908

Total short-term investments	$10,226	$—	$5	$10,221
Long-term investments:
Asset backed securities	$2,040	$—	$3	$2,037
Certificates of deposit	500	—	3	497
Corporate bonds and medium-term notes	1,521	—	6	1,515
Municipal bonds	145	—	1	144
U.S. treasury securities	3,246	—	12	3,234

Total long-term investments	$7,452	$—	$25	$7,427

Total cash, cash equivalents, and investments	$120,406	$—	$30	$120,376

	January 2, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$24,729	$—	$—	$24,729
Money market funds	3,612	—	—	3,612
Certificates of deposit	1,000	—	—	1,000

Total cash and cash equivalents	$29,341	$—	$—	$29,341
Short-term investments:
Certificates of deposit	$6,450	$2	$—	$6,452
Commercial paper	500	—	—	500
Corporate bonds and medium-term notes	2,929	6	—	2,935
Municipal bonds	400	—	—	400
U.S. treasury securities	4,527	25	—	4,552

Total short-term investments	$14,806	$33	$—	$14,839
Long-term investments:
Certificates of deposit	$500	$—	$—	$500
Corporate bonds and medium-term notes	3,474	4	—	3,478
U.S. treasury securities	1,409	1	—	1,410

Total long-term investments	$5,383	$5	$—	$5,388

Total cash, cash equivalents, and investments	$49,530	$38	$—	$49,568

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of investment securities at January 1, 2022 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,460	$10,455
Due after one through five years	7,452	7,427

	$17,912	$17,882

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of January 1, 2022.

	January 1, 2022
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset backed securities	$2,037	$3	$—	$—
Certificates of deposit	1,497	3	—	—
Corporate bonds and medium-term notes	3,424	9	—	—
Municipal bond	464	1	—	—
U.S. treasury securities	4,642	14	—	—

	$12,064	$30	$—	$—

All prices for the fixed maturity securities including U.S. treasury and agency securities, asset backed securities, certificates of deposit, commercial paper, corporate bonds, and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received to sell a security in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of January 1, 2022.

	Fair Value Measurements at January 1, 2022
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Money market funds	$234	$234	$—
U.S. treasury securities	5,142	5,142	—
Asset backed securities	2,037	—	2,037
Certificates of deposit	4,797	—	4,797
Commercial paper	400	—	400
Corporate bonds and medium-term notes	4,428	—	4,428
Municipal bonds	844	—	844

Total recurring fair value measurements	$17,882	$5,376	$12,506

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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of January 1, 2022 and January 2, 2021:

	Notional Amounts		Derivative Assets		Derivative Liabilities
Derivative Instrument	January 1, 2022	January 2, 2021	January 1, 2022		January 2, 2021
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$815	983	a	$1	b	$3

Total Hedges	$815	983		$1		$3

a	Other current assets
b	Other accrued liabilities
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
At January 1, 2022, $10.4 million remains available for future stock repurchases under the repurchase program.
The following table summarizes Intevac’s stock repurchases for fiscal 2021 and 2020:

	2021	2020
	(in thousands, except per share amounts)
Shares of common stock repurchased	—	98
Cost of stock repurchased	$—	$393
Average price paid per share	$—	$3.97
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes
The provision for income taxes on income from operations for fiscal 2021 and 2020 consists of the following (in thousands):

	2021	2020
Federal:
Current	$—	$(915)
Deferred	—	—

	—	(915)
State:
Current	4	4
Deferred	—	—

	4	4
Foreign:
Current	546	1,705
Deferred	25	917

	571	2,622
Total	$575	$1,711

Income taxes on discontinued operations	$—	$—
Income taxes on continuing operations	$575	$1,711
Income (loss) before income taxes for fiscal 2021 and 2020 consisted of the following (in thousands):

	2021	2020
U.S	$(22,694)	$(14,784)
Foreign	212	6,060

	$(22,482)	$(8,724)

Effective tax rate	(2.6%)	(19.6%)

As a result of the adoption of ASU
2019-12
and the full net valuation allowance position, the Company will not recognize any U.S. Federal income tax expense or tax benefit on any components of continuing or discontinued operations. We did not recognize income tax expense on the gain from the sale of Photonics. The gain for federal purposes was offset by net operating losses. In California we used tax credits to offset the tax due on the gain.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets:
Vacation, warranty and other accruals	$627	$651
Intangible amortization	282	551
Purchased technology	17	14
Inventory valuation	1,653	1,101
Equity-based compensation	1,343	1,494
Lease liability	1,659	—
Net operating loss, research and other tax credit carryforwards	53,684	55,322
Other	22	30

	59,287	59,163
Valuation allowance for deferred tax assets	(52,703)	(52,088)

Total deferred tax assets	6,584	7,075

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 1, 2022	January 2, 2021
Deferred tax liabilities:
Depreciation and amortization	(201)	(341)
ROU asset	(1,073)	—
Unbilled revenue	—	(1,399)

Total deferred tax liabilities	(1,274)	(1,740)

Net deferred tax assets	$5,310	$5,335

As reported on the consolidated balance sheets:
Non-current deferred tax assets	$5,310	$5,335

Intevac accounts for income taxes in accordance with ASC 740,
Income Taxes
, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.
Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax assets that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash
income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax assets, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at January 1, 2022.
In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2021 a valuation allowance increase of $1.1 million and for fiscal 2020 a valuation allowance decrease of $416,000 were recorded for the U.S. federal deferred tax assets. A valuation allowance is recorded against the entire state deferred tax assets, which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.
As of January 1, 2022, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $29.4 million, $30.2 million and $70.2 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2030 and 2028, respectively. The foreign net operating loss carryforwards do not expire. As of January 1, 2022, our federal and state tax credit carryforwards for income tax purposes were approximately $20.5 million and $16.0 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2022 and the state tax credits carry forward indefinitely.
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
jurisdictions in which we operate have taken similar economic stimulus measures. The Company evaluated the provisions of the CARES Act and other
non-U.S.
economic measures and determined the impact on our financial position at January 1, 2022 and on the results of operations and cash flows for fiscal 2021 and fiscal 2020 to be as follows.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount was paid in December 31, 2021 and the other half will become due on December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the consolidated balance sheets, the short-term portion of the deferred payroll tax liability is included in accrued payroll and related liabilities, while the long-term portion is included in other long-term liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant. Additionally, the CARES Act accelerated the timing of the refund for alternative minimum tax (“AMT”) credits. The entire balance of the income tax refund receivable of $157,000 was received in fiscal 2020.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During fiscal 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of R&D expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statements of income. During fiscal 2020, the Company received $567,000 in JSS grants, of which $328,000 is reported as a reduction of cost of net revenues, $90,000 is reported as a reduction of R&D expenses and $149,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statement of income.
The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2021 and 2020 on continuing operations was as follows (in thousands):

	2021	2020
Income tax at the federal statutory rate	$(4,721)	$(1,832)
State income taxes, net of federal benefit	4	4
Change in valuation allowance:
U.S	94	40
Foreign	—	—
Effect of foreign operations taxed at various rates	48	(235)
Research tax credits	(1,135)	(1,306)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	6,285	4,461
Unrecognized tax benefits	—	579

Total income tax expense on continuing operations	$575	$1,711

Intevac has not provided for foreign withholding taxes on approximately $1.6 million of undistributed earnings from
non-U.S.
operations as of January 1, 2022 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.
The total amount of gross unrecognized tax benefits was $718,000 as of January 1, 2022, none of which would affect Intevac’s effective tax rate if realized.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2021 and 2020
:

	2021	2020
Beginning balance	$7,327	$7,683
Additions based on tax positions related to the current year	24	589
Decreases for tax positions of prior years	(6,622)	—
Lapse of statute of limitations	(11)	(945)

Ending balance	$718	$7,327

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2021 and 2020, Intevac recognized a net tax expense (benefit) of $0 and ($2,000), respectively. As of January 1, 2022 Intevac did not have any accrued interest related to unrecognized tax benefits. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.
Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of January 1, 2022, all of the tax years remained open to examination by the federal and state taxing authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized completely. Singapore is open to examination from 2017 forward.
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
11. Employee Benefit Plans
Employee Savings and Retirement Plan
In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $188,000 for fiscal 2021 and $201,000 for fiscal 2020. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.
Employee Bonus Plans
Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax
profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $901,000, and $2.3 million, respectively, for fiscal 2021 and 2020.
12. Commitments and Contingencies
Leases
Intevac leases certain manufacturing facilities, warehouses, office space, and equipment under non-cancelable
operating leases that expire at various times up to March 2024 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company and EOTECH have entered into a Lease Assignment Agreement that assigns a portion of the Company’s lease obligation regarding its Santa Clara, California campus to EOTECH. The Company is contingently liable should EOTECH default on future lease obligations through the lease termination date of March 2024. The aggregate amount of the future lease obligations under this arrangement is $3.4 million as of January 1, 2022. As the Company is not being released as the primary obligor under the original lease, the lease assignment has been accounted for as a sublease.
In consideration of EOTECH’s assumption of the above-mentioned lease obligations, which assumed lease obligations pertain in part to excess space beyond that required for EOTECH’s currently anticipated operation of the Photonics business, the Company agreed to pay to EOTECH the amount of $2.1 million (the “Unused Space Amount”), which Unused Space Amount is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven (7) equal quarterly installments of $259,000.
The following table reflects our lease assets and our lease liabilities at January 1, 2022 and January 2, 2021.

	January 1, 2022	January 2, 2021
	(in thousands)
Assets:
Operating lease ROU assets	$4,520	$8,165

Liabilities:
Current operating lease liabilities	$3,119	$2,853
Noncurrent operating lease liabilities	3,675	6,803

	$6,794	$9,656

Lease Costs:
The components of lease costs were as follows:

	2021	2020
	(in thousands)
Operating lease cost	$2,944	$2,942
Short-term lease cost	98	93

Total lease cost	$3,042	$3,035

As of January 1, 2022 the maturity of operating lease liabilities was as follows:

	Continuing Operations	Discontinued Operations	Total
	(in thousands)
2022	$1,805	$1,661	$3,466
2023	1,577	1,710	3,287
2024	256	286	542

Total lease payments	$3,638	$3,657	7,295
Less: Interest	(242)	(259)	(501)

Present value of lease liabilities	$3,396	$3,398	6,794

The operating lease liabilities in discontinued operations represent the lease obligations that were assigned to EOTECH but which will be accounted for as a sublease as the Company has not been relieved of its primary obligations with the landlord.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Term and Discount Rate:

	January 1, 2022	January 2, 2021
Weighted-average remaining lease term (in years)	2.11	3.09
Weighted-average discount rate	6.40%	6.39%
Other information:
Supplemental cash flow information related to leases was as follows (in thousands):

	2021	2020
	(in thousands)
Operating cash outflows from operating leases	$3,382	$3,332

ROU asset impairment expense (reported in discontinued operations)	$1,246	$—

ROU assets obtained in exchange for new operating lease liabilities	$—	$128

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
Letters of Credit
As of January 1, 2022, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.
Warranty
Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its HDD manufacturing, DCP manufacturing, solar cell manufacturing and ASP manufacturing systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable
parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On the consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the consolidated statements of income.
The following table displays the activity in the warranty provision account for fiscal 2021 and 2020:

	2021	2020
	(in thousands)
Beginning balance	$480	$1,022
Expenditures incurred under warranties	(622)	(493)
Expenditures incurred under warranties included in discontinued operations	(89)	(19)
Accruals for product warranties	502	237
Accruals for product warranties included in discontinued operations	122	43
Adjustments to previously existing warranty accruals	31	(306)
Adjustments to previously existing warranty accruals included in discontinued operations	(31)	(4)
Sale of Photonics division	(47)	—

Ending balance	$346	$480

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
In July 2020, Robin Quiusky, a former contract employee who worked for us via a staffing agency, filed an action against us under the Private Attorneys General Act (“PAGA”) in California state court (Quiusky v. Intevac, Inc., et al) alleging that the Company failed to provide rest and meal breaks, pay overtime and reimburse business expenses for non-exempt
California employees. The former employee subsequently added class action claims to his original complaint. The parties participated in a confidential mediation on February 1, 2022, and reached a settlement resolving the case. We are awaiting approval of the settlement by the court. Payment on the claims is expected to be made in the second half of 2022. The settlement effectively extinguishes the Quiusky v. Intevac, Inc., et al lawsuit. The settlement includes the dismissal of all claims against the Company and related parties in the Quiusky lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Company. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Company resulting in the full $1.0 million settlement expense being recognized in the fourth quarter of fiscal 2021.
13. Restructuring Charges
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including (i) $693,000 in severance and other employee-related costs related to the termination of the Photonics general manager; (ii) $1.2 million in asset impairment charges on the Company’s ROU asset and (iii) $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required EOTECH’s currently anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The Company recorded an asset impairment charge against its ROU asset in the amount of $1.2 million associated with the excess space noted above. The Company recorded a liability to EOTECH in the amount of $665,000, the amount related to common area charges which are not included in the base rental payments or the lease liability on the Company’s consolidated balance sheet.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During the third quarter of fiscal 2020, Intevac substantially completed implementation of the 2020 cost reduction plan (the “2020 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 1.0 percent. The cost of implementing the 2020 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of income. Substantially all cash outlays in connection with the 2020 Cost Reduction Plan occurred in the third quarter of fiscal 2020. Implementation of the 2020 Cost Reduction reduced salary, wages and other employee-related expenses by approximately $864,000 on an annual basis.
As of January 1, 2022, activities related to the 2021 Plan and the 2020 Plan were complete.
The following table summarizes the significant activities within, and components of, the restructuring liabilities.

	Employee Termination Costs		Other Exit Costs		Total
	(in thousands)
Balance at December 28, 2019	$—		$—		$—
Provision for restructuring charges under the 2020 Cost Reduction Plan	103		—		103
Cash payments made	(103)		—		(103)

Balance at January 2, 2021	$—		$—		$—
Provision for restructuring charges under the 2021 Cost Reduction Plan	319		—		319
Cash payments made	(319)		—		(319)
Provision for restructuring charges associated with Photonics sale (a)	693		1,911		2,604
Cash payments made	(96)		—		(96)
Non-cash utilization	(239	)(b)	(1,246	)(c)	(1,485)

Balance at January 1, 2022	$358	(d)	$665		$1,023

(a) Included in income from discontinued operations (See note 2).
(b) Acceleration of equity awards.
(c) Impairment of ROU asset.
(d) Liability for employee termination costs is included in accrued payroll and related liabilities.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Report on Assessment of Internal Controls Over Financial Reporting
Evaluation of Disclosure Controls and Procedures
Based on Intevac’s management’s evaluation with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as of the end of the period covered by this Annual Report, Intevac’s CEO and CFO have concluded that Intevac’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by Intevac in reports that Intevac files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of January 1, 2022. BPM LLP, the independent registered public accounting firm that has audited the financial statements included in this Annual Report, has issued an attestation report on Intevac’s internal control over financial reporting, which is included in their report on the following page.
Changes in Internal Control over Financial Reporting
On December 30, 2021, we disposed of certain assets comprising our Photonics segment and implemented ASC
205-20,
Discontinued Operations. We implemented changes to our processes related to financial reporting including gathering of information provided for disclosures.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of January 1, 2022 and January 2, 2021 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ BPM LLP
San Jose, California
February 17, 2022

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Delinquent Section 16(a) Reports ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form
10-K.

Item 11.	Executive Compensation
The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2021” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
2. Exhibits

Exhibit Number	Description

2.1 (19)	Asset Purchase Agreement, dated as of December 30, 2021, by and between Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1 (4)	Description of the Registrant’s Common Stock

10.1+ (5)	The Registrant’s 2004 Equity Incentive Plan, as amended

10.2+ (20)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 17, 2021

10.3+ (7)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.4+ (8)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.5+ (8)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.6+ (8)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.7+ (9)	Form of Performance Based Stock Option Agreement for 2012 Equity Incentive Plan

10.8+ (9)	Form of Outside Director Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.9 (10)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.10	Lease Assignment Agreement dated as of December 30, 2021, by and between Intevac, Inc., and EOTECH, LLC

10.11+ (6)	The Registrant’s 2020 Equity Incentive Plan

10.12+ (11)	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.13+ (11)	Form of 2020 Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.14+ (11)	Form of Stock Option Agreement for 2020 Equity Incentive Plan

10.15+ (11)	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.16+ (12)	Form of 2021 Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.17+ (13)	Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.18+ (13)	Form of RSU Agreement under the Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.19+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.20+ (14)	Director and Officer Indemnification Agreement

10.21+ (6)	The Registrant’s Executive Incentive Plan

10.22+ (13)	Employment Agreement, dated January 18, 2022, by and between Nigel Hunton and Intevac, Inc.

10.25+ (15)	Separation Agreement and Release, dated January 27, 2022, by and between Wendell Blonigan and Intevac, Inc.

Exhibit Number	Description

10.26+ (16)	Change in Control Agreement with Jay Cho dated December 10, 2013

10.27+ (17)	Offer Letter with James Moniz

10.28+ (17)	Change in Control Agreement with James Moniz dated October 29, 2014

10.29+	Professional Services Agreement with Timothy Justyn dated January 4, 2022

10.30+ (18)	Form of Change in Control Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 69)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Registrant’s Annual Report on
Form 10-K for
the year ended January 1, 2022, formatted in Inline XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-K filed February 12, 2020
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 3, 2011
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 7, 2020.
(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(9)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2019
(10)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(11)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed May 14, 2020 (No. 33-238262)
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed August 3, 2021
(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 20, 2022
(14)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 1, 2022
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed October 28, 2014
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(18)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2018
(19)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 3, 2022
(20)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 14, 2021
(P)	Paper exhibit.
+	Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

INTEVAC, INC.

/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration
Chief Financial Officer, Secretary and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel D. Hunton and James Moniz and each of them, as his true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on
Form 10-K,
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

Signature	Title	Date

/s/ NIGEL D. HUNTON	President,	February 17, 2022
(Nigel D. Hunton)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 17, 2022
(James Moniz)	Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ DAVID S. DURY	Chairman of Board	February 17, 2022
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 17, 2022
(Kevin D. Barber)

/s/ DOROTHY D. HAYES	Director	February 17, 2022
(Dorothy D. Hayes)

/s/ STEPHEN A. JAMISON	Director	February 17, 2022
(Stephen A. Jamison)

/s/ MICHELE F. KLEIN	Director	February 17, 2022
(Michele F. Klein)

/s/ MARK P. POPOVICH	Director	February 17, 2022
(Mark P. Popovich)

/s/ THOMAS M. ROHRS	Director	February 17, 2022
(Thomas M. Rohrs)