Form 10-Q
period 2022-04-02
INTEVAC INC
filed 2022-05-10
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
of the Act).    ☐  Yes    ☒  No
On May 10, 2022, 25,059,237 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2022	January 1, 2022

	(Unaudited)
	(In thousands, except par value)
ASSETS

Current assets:
Cash and cash equivalents	$98,034	$102,728
Short-term investments	8,941	10,221
Trade and other accounts receivable, net of allowances of $0 at both April 2, 2022 and January 1, 2022	17,054	14,261
Inventories	8,908	5,791
Prepaid expenses and other current assets	1,778	1,827

Total current assets	134,715	134,828
Long-term investments	9,407	7,427
Restricted cash	786	786
Property, plant and equipment, net	3,372	4,759
Operating lease right-of-use-assets	3,966	4,520
Deferred income taxes and other long-term assets	5,406	5,449

Total assets	$157,652	$157,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current operating lease liabilities	$3,188	$3,119
Accounts payable	3,915	5,320
Accrued payroll and related liabilities	3,319	5,505
Other accrued liabilities	2,971	3,665
Customer advances	15,320	2,107

Total current liabilities	28,713	19,716
Noncurrent liabilities:
Noncurrent operating lease liabilities	2,854	3,675
Other long-term liabilities	270	363

Total noncurrent liabilities	3,124	4,038
Stockholders’ equity:
Common stock, $0.001 par value	25	25
Additional paid-in capital	198,935	199,073
Treasury stock, 5,087 shares at both April 2, 2022 and at January 1, 2022	(29,551)	(29,551)
Accumulated other comprehensive income	371	578
Accumulated deficit	(43,965)	(36,110)

Total stockholders’ equity	125,815	134,015

Total liabilities and stockholders’ equity	$157,652	$157,769

Note: Amounts as of January 1, 2022 are derived from the January 1, 2022 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 2, 2022	April 3, 2021

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$4,445	$9,238
Cost of net revenues	3,722	7,104

Gross profit	723	2,134
Operating expenses:
Research and development	4,160	3,365
Selling, general and administrative	4,249	4,334

Total operating expenses	8,409	7,699

Loss from operations	(7,686)	(5,565)
Interest income and other income (expense), net	(8)	29

Loss from continuing operations before provision for income taxes	(7,694)	(5,536)
Provision for income taxes	26	32

Net loss from continuing operations	(7,720)	(5,568)

Net loss from discontinued operations, net of taxes	(135)	(936)

Net loss	(7,855)	(6,504)

Net loss per share:
Basic and diluted – continuing operations	$(0.31)	$(0.23)
Basic and diluted – discontinued operations	$(0.01)	$(0.04)
Basic and diluted – net loss	$(0.32)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	24,800	24,033
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands)
Net loss	$(7,855)	$(6,504)

Other comprehensive loss, before tax:
Change in unrealized net gain (loss) on available-for-sale investments	(174)	(20)
Foreign currency translation losses	(33)	(68)

Other comprehensive loss, before tax	(207)	(88)

Income tax provision related to items in other comprehensive loss	—	—

Other comprehensive loss, net of tax	(207)	(88)

Comprehensive loss	$(8,062)	$(6,592)

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(7,855)	$(6,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445	791
Net amortization (accretion) of investment premiums and discounts	17	33
Equity-based compensation	(1,036)	968
Straight-line rent adjustment and amortization of lease incentives	(198)	(115)
Loss on disposal of fixed assets	1,453	—
Deferred income taxes	(6)	(40)
Changes in operating assets and liabilities	3,130	7,399

Total adjustments	3,805	9,036

Net cash provided by (used in) operating activities	(4,050)	2,532
Investing activities
Purchases of investments	(6,525)	(5,962)
Proceeds from sales and maturities of investments	5,634	6,140
Purchases of leasehold improvements and equipment	(618)	(243)

Net cash used in investing activities	(1,509)	(65)
Financing activities
Proceeds from issuance of common stock	1,033	1,096
Taxes paid related to net share settlement	(135)	(20)

Net cash provided by financing activities	898	1,076

Effect of exchange rate changes on cash and cash equivalents	(33)	(68)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,694)	3,475
Cash, cash equivalents and restricted cash at beginning of period	103,514	30,128

Cash, cash equivalents and restricted cash at end of period	$98,820	$33,603

See accompanying notes.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
Description of Business
Intevac, Inc. (together with its subsidiaries, “Intevac”, the “Company” or “we”) is a leader in the design and development of high-productivity, thin-film processing systems. Intevac’s production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as for the hard disk drive (“HDD”) and display cover panel (“DCP”) markets.
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Intevac, Inc. and its subsidiaries after elimination of inter-company balances and transactions.
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the January 1, 2022 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.
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
The remaining segment, Thin Film Equipment (“TFE”), designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the HDD, and DCP markets, as well as other adjacent thin-film markets. The TFE segment also previously designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging industries.
In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company will no longer be pursuing several DCP projects, including the coating of the backside covers of smartphones, PV solar ion implantation (also known as ENERGi
®
), and advanced semiconductor packaging.
Reclassification of Prior Periods
On December 30, 2021, the Company completed the sale of its Photonics business to EOTECH, LLC, a Michigan limited liability company (“EOTECH” or the “Buyer”). Due to the sale of the Photonics business during the fourth quarter of 2021, we have classified the results of the Photonics business as discontinued operations in our condensed consolidated statements of operations for all periods presented. See Note 2 for additional disclosure related to discontinued operations. All amounts included in the Notes to Condensed Consolidated Financial Statements relate to continuing operations unless otherwise noted.

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
In connection with the Photonics sale, the Company and EOTECH have entered into a Transition Service Agreement (“TSA”) and a Lease Assignment Agreement. The TSA outlines the information technology, people, and facility support the parties will provide to each other for a period anticipated to be up to six months after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company has agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expires in March 2024.
TSA fees earned since the divestiture were $787,000

for the three months ended April 2, 2022. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s condensed consolidated statement of operations. Additionally, during the three months ended April 2, 2022, the Company sold inventory in the amount of $117,000 to EOTECH. As of April 2, 2022, accounts receivable from EOTECH of $370,000 were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Photonics segment that have been eliminated from continuing operations. Previously reported expenses for the Photonics segment have been recast to exclude certain allocated expenses that are not directly attributable to the Photonics segment. The key components from discontinued operations related to the Photonics segment are as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(in thousands)
Net revenues:
Systems and components	$—	$3,822
Technology development	—	3,181

Total net revenues	—	7,003
Cost of net revenues:
Systems and components	—	2,860
Technology development	—	3,223

Total cost of net revenues	—	6,083
Gross profit	—	920
Operating expenses:
Research and development	—	260
Selling, general and administrative	135	1,596

Total operating expenses	135	1,856

Operating loss – discontinued operations	(135)	(936)
Other income (expense) – discontinued operations	—	—

Loss from discontinued operations before provision for (benefit from) income taxes	(135)	(936)
Provision for (benefit from) income taxes	—	—

Net loss from discontinued operations net of taxes	$(135)	$(936)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended

	April 2,	April 3,
	2022	2021

	(in thousands)
Depreciation and amortization	$—	$285
Equity-based compensation	$(330)	$272
Purchase of leasehold improvements and equipment	$—	$73

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended April 2, 2022 and April 3, 2021.
Major Products and Service Lines

	Three Months Ended April 2, 2022				Three Months Ended April 3, 2021

	(in thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	ASP	Total

Systems, upgrades and spare parts	$3,123	$—	$53	$3,176	$3,585	$—	$111	$3,850	$7,546
Field service	1,263	—	6	1,269	1,636	14	42	—	1,692

Total TFE net revenues	$4,386	$—	$59	$4,445	$5,221	$14	$153	$3,850	$9,238

Revenue by Geographic Region

	Three Months Ended

	April 2, 2022	April 3, 2021

	(in thousands)
United States	$294	$367
Asia	4,151	5,021
Europe	—	3,850

Total net revenues	$4,445	$9,238

Timing of Revenue Recognition

	Three Months Ended

	April 2, 2022	April 3, 2021

	(in thousands)
Products transferred at a point in time	$4,445	$9,238
Products and services transferred over time	—	—

Total net revenues	$4,445	$9,238

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended April 2 2022.

	April 2, 2022	January 1, 2022	Three Months Change

	(in thousands)
Contract assets:
Accounts receivable, unbilled	$—	$99	$(99)

Contract liabilities:
Deferred revenue	$55	$65	$(10)
Customer advances	15,320	2,107	13,213

	$15,375	$2,172	$13,203

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less, the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended April 2, 2022, contract assets decreased by $99,000 primarily due to the billing of accrued revenue related to spare parts sold to a customer as of January 1, 2022.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended April 2, 2022, we recognized revenue of $59,000 and $10,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
On April 2, 2022, we had $87.2 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 36% of our remaining performance obligations as revenue in 2022 and 64% in 2023.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	April 2,	January 1,
	2022	2022

	(in thousands)
Raw materials	$6,346	$5,323
Work-in-progress	2,562	468

	$8,908	$5,791

5.	Equity-Based Compensation
At April 2, 2022, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On January 19, 2022, Intevac’s Board of Directors adopted the Inducement Plan and, subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with that rule, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee
directors of the Company (or following such individuals’ bona fide period of non-employment
with the Company), as an inducement material to the individuals’ entry into employment with the Company.
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year).
Compensation Expense
The effect of recording equity-based compensation for the three-month periods ended April 2, 2022 and April 3, 2021 was as follows:

	Three Months Ended

	April 2, 2022	April 3, 2021

	(In thousands)
Equity-based compensation by type of award:
Stock options	$(171)	$75
RSUs	(728)	543
ESPP purchase rights	(137)	350

Total equity-based compensation	$(1,036)	$968
Included in the table above are:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for the three months ended April 2, 2022. (See Note
13. Restructuring and Other Costs, Net.); and

(b)
Equity-based compensation reported in discontinued operations of ($330,000) and $272,000 for the three months ended April
2, 2022 and April 3, 2021, respectively. Equity-based compensation expense allocated to discontinued operations for the three months ended April 2, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to the Buyer upon closing. (See Note 2. Divestiture and Discontinued Operations.)

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Option activity as of April 2, 2022 and changes during the three months ended April 2, 2022 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2022	1,457,587	$6.55
Options granted	—	$—
Options cancelled and forfeited	(102,152)	$5.43
Options exercised	(65,563)	$5.06

Options outstanding at April 2, 2022	1,289,872	$6.72

Options exercisable at April 2, 2022	1,223,472	$6.79
Intevac issued 146,344 shares of common stock under the ESPP during the three months ended April 2, 2022.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended
	April 2, 2022	April 3, 2021
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.85	$2.69
Expected volatility	60.36%	58.56%
Risk-free interest rate	0.98%	0.08%
Expected term of purchase rights (in years)	1.2	1.0
Dividend yield	None	None
The computation of the expected volatility assumptions used in the Black-Scholes calculations for ESPP purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future. Intevac accounts for forfeitures as they occur, rather than by estimating expected forfeitures.
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at January 1, 2022	1,033,436	$5.59
Granted	300,928	$5.11
Vested	(66,704)	$5.45
Cancelled and forfeited	(533,199)	$5.65

Non-vested RSUs at April 2, 2022	734,461	$5.37

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
Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its HDD manufacturing DCP manufacturing, solar cell manufacturing and advanced semiconductor packaging systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable
parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.
The following table displays the activity in the warranty provision account for the three-month periods ended April 2, 2022 and April 3, 2021.

	Three Months Ended
	April 2, 2022	April 3, 2021
	(in thousands)
Opening balance	$346	$480
Expenditures incurred under warranties	(171)	(153)
Expenditures incurred under warranties included in discontinued operations	—	(46)
Accruals for product warranties issued during the reporting period	36	255
Accruals for product warranties issued during the reporting period included in discontinued operations	—	20
Adjustments to previously existing warranty accruals	38	(10)
Adjustments to previously existing warranty accruals included in discontinued operations	—	44

Closing balance	$249	$590

The following table displays the balance sheet classification of the warranty provision account at April 2, 2022 and at January 1, 2022.

	April 2 2022	January 1 2022
	(in thousands)
Other accrued liabilities	$219	$301
Other long-term liabilities	30	45

Total warranty provision	$249	$346

7.	Guarantees
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
Letters of Credit
As of April 2, 2022, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 2, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$93,662	$—	$—	$93,662
Money market funds	3,042	—	—	3,042
Certificates of deposit	500	—	—	500
Commercial paper	300	—	—	300
U.S. treasury securities	530	—	—	530

Total cash and cash equivalents	$98,034	$—	$—	$98,034
Short-term investments:
Certificates of deposit	$2,750	$—	$11	$2,739
Commercial paper	898	—	—	898
Corporate bonds and medium-term notes	3,293	—	27	3,266
Municipal bonds	145	—	2	143
U.S. treasury securities	1,909	—	14	1,895

Total short-term investments	$8,995	$—	$54	$8,941
Long-term investments:
Asset backed securities	$3,745	$—	$30	$3,715
Corporate bonds and medium-term notes	1,718	—	22	1,696
Municipal bonds	347	—	2	345
U.S. treasury securities	3,747	—	96	3,651

Total long-term investments	$9,557	$—	$150	$9,407

Total cash, cash equivalents, and investments	$116,586	$—	$204	$116,382

	January 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$102,494	$—	$—	$102,494
Money market funds	234	—	—	234

Total cash and cash equivalents	$102,728	$—	$—	$102,728
Short-term investments:
Certificates of deposit	$4,300	$—	$—	$4,300
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,916	—	3	2,913
Municipal bonds	700	—	—	700
U.S. treasury securities	1,910	—	2	1,908

Total short-term investments	$10,226	$—	$5	$10,221
Long-term investments:
Asset backed securities	$2,040	$—	$3	$2,037
Certificates of deposit	500	—	3	497
Corporate bonds and medium-term notes	1,521	—	6	1,515
Municipal bonds	145	—	1	144
U.S. treasury securities	3,246	—	12	3,234

Total long-term investments	$7,452	$—	$25	$7,427

Total cash, cash equivalents, and investments	$120,406	$—	$30	$120,376

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The contractual maturities of investment securities at April 2, 2022 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$13,367	$13,313
Due after one through five years	9,557	9,407

	$22,924	$22,720

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 2, 2022.

	April 2, 2022
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Asset backed securities	$3,715	$30	$—	$—
Certificates of deposit	2,739	11	—	—
Corporate bonds and medium-term notes	4,460	44	502	5
Municipal bonds	488	4	—	—
U.S. treasury securities	5,546	110	—	—

	$16,948	$199	$502	$5

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of April 2, 2022.

	Fair Value Measurements at April 2, 2022
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$3,042	$3,042	$—
U.S. treasury securities	6,076	6,076	—
Asset backed securities	3,715	—	3,715
Certificates of deposit	3,239	—	3,239
Commercial paper	1,198	—	1,198
Corporate bonds and medium-term notes	4,962	—	4,962
Municipal bonds	488	—	488

Total recurring fair value measurements	$22,720	$9,118	$13,602

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 2, 2022 and January 1, 2022.

	Notional Amounts		Derivative Liabilities		Derivative Assets
Derivative Instrument	April 2, 2022	January 1, 2022	April 2, 2022		January 1, 2022
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,179	815	(b )	$—	(a )	$1

Total Hedges	$1,179	815		$—		$1

(a) Other current assets
(b) Other accrued liabilities
10. Equity
Condensed Consolidated Statements of Changes in Equity
The changes in stockholders’ equity by component for the three months ended April 2, 2022 and April 3, 2021, are as follows (in thousands):

	Three Months Ended April 2, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	$199,098	$(29,551)	$578	$(36,110)	$134,015
Common stock issued under employee plans	1,033	—	—	—	1,033
Shares withheld for net share settlement of RSUs	(135)	—	—	—	(135)
Equity-based compensation expense	(1,036)	—	—	—	(1,036)
Net loss	—	—	—	(7,855)	(7,855)
Other comprehensive loss	—	—	(207)	—	(207)

Balance at April 2, 2022	$198,960	$(29,551)	$371	$(43,965)	$125,815

	Three Months Ended April 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 2, 2021	$193,197	$(29,551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	1,243	—	—	—	1,243
Shares withheld for net share settlement of RSUs	(20)	—	—	—	(20)
Equity-based compensation expense	968	—	—	—	968
Net loss	—	—	—	(6,504)	(6,504)
Other comprehensive loss	—	—	(88)	—	(88)

Balance at April 3, 2021	$195,388	$(29,551)	$552	$(69,234)	$97,155

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income by component for the three months ended April 2, 2022 and April 3, 2021, are as follows:

	Three Months Ended
	April 2, 2022			April 3, 2021
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Beginning balance	$608	$(30)	$578	$602	$38	$640
Other comprehensive income (loss) before reclassification	(33)	(174)	(207)	(68)	(20)	(88)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(33)	(174)	(207)	(68)	(20)	(88)

Ending balance	$575	$(204)	$371	$534	$18	$552

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At April 2, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 2, 2022 and April 3, 2021.
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

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	April 2, 2022	April 3, 2021
	(in thousands)
Net loss from continuing operations	$(7,720)	$(5,568)
Net loss from discontinued operations, net of tax	(135)	(936)

Net loss	$(7,855)	$(6,504)

Weighted-average shares – basic	24,800	24,033
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	24,800	24,033

Basic and diluted net loss per share:
Continuing operations	$(0.31)	$(0.23)

Discontinued operations	$(0.01)	$(0.04)

Net loss per share	$(0.32)	$(0.27)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax provisions of $26,000 for the three months ended April 2, 2022 and $32,000 for the three months ended April 3, 2021. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended April 2, 2022 Intevac recorded a $26,000 income tax benefit on losses of its international subsidiaries and recorded $51,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended April 3, 2021 Intevac recorded a $19,000 income tax benefit on losses of its international subsidiaries and recorded $48,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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
economic measures and determined the impact on our financial position at April 2, 2022 and on the results of operations and cash flows for the three months then ended to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount became due on December 31, 2021.
One-half
of such deferral amount will become due on December 31, 2022. We elected to utilize this deferral program to delay payment of $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the condensed consolidated balance sheets, the deferred payroll tax liability in the amount of $407,000 as of April 2, 2022 is included in accrued payroll and related liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the first quarter of fiscal 2021, the Company received $66,000 in JSS grants, of which $39,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. The Company did not receive any JSS grants in the first quarter of fiscal 2022.

13.	Restructuring and Other Costs, Net
During the first quarter of fiscal 2022, Intevac substantially completed implementation of the 2022 cost reduction plan (the “2022 Cost Reduction Plan”), which was intended to reduce our overall cost structure and optimize our operational design, inclusive of the stranded overhead associated with the divestiture of the Photonics business. The restructuring program includes management reorganization and the right sizing of certain technology development, marketing and administrative functions. We incurred restructuring costs of $1.2 million in estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2022 Cost Reduction Plan for the three months ended April 2, 2022 were as follows.

Employee Termination Costs
(in thousands)
Balance at January 1, 2022	$—
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232
Cash payments made	(757)
Non-cash utilization (a)	37

Balance at April 2, 2022 (b)	$512

(a) Acceleration of equity awards.
(b) Liability for employee termination costs is included in accrued payroll and related liabilities.
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including (i) $693,000 in severance and other employee-related costs related to the termination of the Photonics general manager; (ii) $1.2 million in asset impairment charges on the Company’s ROU asset and (iii) $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required by EOTECH’s currently anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The Company recorded an asset impairment charge against its ROU asset in the amount of $1.2 million associated with the excess space noted above. The Company recorded a liability to EOTECH in the amount of $665,000, the amount related to common area charges which are not included in the base rental payments or the lease liability on the Company’s condensed consolidated balance sheet. During the first quarter of fiscal 2022, the Company recorded restructuring charges associated with the sale of the Photonics division including $37,000 in severance and other employee-related costs related to the termination of four Photonics employees and $75,000 in stock-based compensation associated with the modification of certain stock-based awards for eighty Photonics employees.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three months ended April 2, 2022 were as follows.

	Employee Termination Costs	Other Exit Costs	Total
	(in thousands)
Balance at January 1, 2022	$358	$665	$1,023
Provision for restructuring charges associated with Photonics divestiture (a)	112	2	114
Cash payments made	(137)	(128)	(265)
Non-cash utilization (b)	(75)	—	(75)

Balance at April 2, 2022	$258 (c)	$539	$797

(a) Included in loss from discontinued operations (See Note 2).
(b) Acceleration of equity awards.
(c) Liability for employee termination costs is included in accrued payroll and related liabilities.
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. The cost of implementing the 2021 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Substantially all cash outlays in connection with the 2021 Cost Reduction Plan occurred in the first nine months of fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2021 Cost Reduction Plan for the three months ended April 3, 2021 were as follows.

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
Legal Matters
From time to time, Intevac receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions in connection with claims made against them. In addition, from time to time, Intevac receives notification from third parties claiming that Intevac may be or is infringing their intellectual property or other rights. Intevac also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Intevac does not believe that any existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations.
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
This Quarterly Report on Form
10-Q
contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2022 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form
10-K
filed on February 17, 2022, our Quarterly Reports on Form
10-Q
and our Current Reports on Form
8-K.
Intevac’s trademarks include the following: “200 Lean
®
,” “INTEVAC LSMA
®
,” “INTEVAC MATRIX
®
,” “oDLC
®
,” and “TRIO
™
.”

Discontinued Operations
On December 30, 2021, the Company completed the sale of its Photonics business to EOTECH, LLC, a Michigan limited liability company (“EOTECH”). As a result of the disposition, the results of operations from the Photonics reporting segment are reported as “Net loss from discontinued operations, net of taxes” in the condensed consolidated financial statements. The Company has recast prior period amounts presented to provide visibility and comparability. All discussion herein, unless otherwise noted, refers to Intevac’s remaining operating segment after the disposition, the Thin Film Equipment (“TFE”) business. See Note 2 “Divestiture and Discontinued Operations” to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form
10-Q.
Overview
Intevac is a provider of vacuum deposition equipment for a wide variety of thin-film applications. The Company leverages its core capabilities in high-volume manufacturing of small substrates to provide process manufacturing equipment solutions to the hard disk drive (“HDD”) and display cover panel (“DCP”) industries. Intevac’s customers include manufacturers of hard disk media and DCPs. Intevac operates in a single segment: TFE. Product development and manufacturing activities occur in North America and Asia. Intevac also has field offices in Asia to support its customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force.
Intevac’s results of operations are driven by a number of factors including success in its equipment growth initiatives in the DCP market and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user
demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of diversification beyond the HDD industry by focusing on the Company’s ability to provide proprietary tools to enhance scratch protection and durability for the DCP market and by working to develop the next generation of high volume DCP manufacturing equipment. Intevac believes that its renewed focus on the DCP market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs and cell phones as well as other factors such as global economic conditions and technological advances in fabrication processes.
In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi
®
), and advanced packaging for semiconductor manufacturing.
The following table presents certain significant measurements for the three months ended April 2, 2022 and April 3, 2021.

	Three Months Ended
	April 3, 2021	April 3, 2021	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$4,445	$9,238	$(4,793)
Gross profit	$723	$2,134	$(1,411)
Gross margin percent	16.3%	23.1%	(6.8) points
Loss from operations	$(7,686)	$(5,565)	$(2,121)
Net loss from continuing operations	$(7,720)	$(5,568)	$(2,152)
Net loss from discontinued operations, net of taxes	$(135)	$(936)	$801
Net loss	$(7,855)	$(6,504)	$(1,351)
Net loss per diluted share	$(0.32)	$(0.27)	$(0.05)

Net revenues decreased during the first quarter of fiscal 2022 compared to the same period in the prior year primarily due to lower system sales. We did not recognize revenue on any system sales in the first quarter of fiscal 2022 compared to one MATRIX PVD system for advanced semiconductor packaging recognized in the first quarter of fiscal 2021. Lower gross margin in the first quarter of fiscal 2022 reflects $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Lower gross margin in the first quarter of fiscal 2021 reflected the lower-margin contribution from the first MATRIX PVD system for advanced semiconductor packaging. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. R&D expenses for the first quarter of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Fees earned pursuant to the TSA with EOTECH since the divestiture of Photonics (“TSA fees”) were $787,000 for the three months ended April 2, 2022 of which $11,000 was reported as a reduction of cost of net revenues and $767,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. During the first quarter of fiscal 2021, the Company received $66,000 in government assistance related to
COVID-19
from the government of Singapore of which $39,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. The Company did not receive any JSS grants in the first quarter of fiscal 2022. The Company reported a larger net loss for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 due to lower revenues, lower gross margins and higher operating costs as a result of the realignment effort.
We believe fiscal 2022 will be a challenging year and Intevac does not expect be profitable in fiscal 2022. Intevac expects that 2022 HDD equipment sales will be similar to 2021 levels as we expect a customer to take delivery of one system in backlog. We believe there will be improvements to our HDD equipment sales in fiscal 2023 as we expect a customer to take delivery of up to eight systems in backlog.
COVID-19
Update
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Although
COVID-19
vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. As new strains of
COVID-19
develop, the continued impacts to our business could be material to our fiscal 2022 results. Further, the impacts of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the
COVID-19
pandemic, may also impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures. We have experienced pandemic-related delays in our evaluation and development work. In response to
COVID-19,
we implemented initiatives to safeguard our employees, including work-from-home protocols. In June 2021, we began reopening our offices on a regional basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with a safety-first approach. All employees in the United States who could work from home did so through the middle of June 2021, when we fully reopened our offices as restrictions were lifted by the applicable authorities. Effective March 29, 2022, 75% of the employees are allowed to work onsite in Singapore. Our employees’ health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration and efficacy of vaccines and the number of new cases.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $66,000 in JSS grants in the first quarter of fiscal 2021. The Company did not receive any JSS grants in the first quarter of fiscal 2022.
During the first quarter of fiscal 2022 and the first quarter of fiscal 2021, the Company’s expenses included approximately $18,000 and $43,000, respectively, due to costs related to actions taken in response to COVID-19.
Results of Operations
Net revenues

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands)
Total net revenues	$4,445	$9,238	$(4,793)

The decrease in revenue in the three months ended April 2, 2022 versus the three months ended April 3, 2021, was primarily driven by lower system sales. We did not recognize revenue on any systems sales in the first quarter of fiscal 2022. We recognized revenue on one MATRIX PVD system for advanced semiconductor packaging in the first quarter of fiscal 2021. Revenue during the three-month periods ended April 2, 2022 and April 3, 2021 also included revenue recognized for disk equipment technology upgrades and spare parts.
Backlog

	April 2, 2022	January 1, 2022	April 3, 2021
	(In thousands)
Total backlog	$87,162	$24,725	$4,221

Backlog at April 2, 2022 included nine 200 Lean HDD systems. Backlog at January 1, 2022 included one 200 Lean HDD system. Backlog at April 3, 2021 did not include any 200 Lean HDD systems.
Revenue by geographic region

	Three Months Ended
	April 2, 2022	April 3, 2021
	(in thousands)
United States	$294	$367
Asia	4,151	5,021
Europe	—	3,850

Total net revenues	$4,445	$9,238

International sales include products shipped to overseas operations of U.S. companies. Sales to the U.S. region for all periods presented were not significant. The decrease in sales to the Asia region in the three months ended April 2, 2022 versus the three months ended April 3, 2021, reflected lower spare parts and service sales, offset in part by higher HDD upgrade sales. Sales to the Asia region in both three month periods did not include any systems. Sales to the Europe region in the three months ended April 3, 2021 included one MATRIX PVD system for advanced semiconductor packaging.
Gross profit

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$723	$2,134	$(1,411)
% of TFE net revenues	16.3%	23.1%
Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Gross margin was 16.3% in the three months ended April 2, 2022 compared to 23.1% in the three months ended April 3, 2021. Lower gross margin during the three months ended April 2, 2022 reflects $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Gross margin for the three months ended April 3, 2021 reflects the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Research and development expense

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands)
Research and development expense	$4,160	$3,365	$795
R&D spending during the three months ended April 2, 2022 increased compared to the three months ended April 3, 2021 primarily due to $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort, offset by lower spending on R&D programs.
Selling, general and administrative expense

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,249	$4,334	$(85)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended April 2, 2022 decreased compared to the three months ended April 3, 2021 as lower variable compensation expenses and lower stock compensation expenses were offset in-part
by
one-time
severance charges associated with the realignment effort and higher legal and consulting fees. Selling, general and administrative expense for the three months ended April 2, 2022, is net of $776,000 in TSA fees earned since the Photonics divestiture. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services.
Cost reduction plans
In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several R&D programs and product offerings. As part of this re-alignment
effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi
®
), and advanced packaging for semiconductor manufacturing. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 cost reduction plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis.
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. During the first quarter of 2021, the Company reported costs of $43,000 under the 2021 Cost Reduction Plan of which $9,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. The total cost of implementing the 2021 Cost Reduction Plan was $319,000, of which $224,000 was reported under cost of net revenues and $95,000 was reported under operating expenses during fiscal 2021. Substantially all cash outlays in connection with the 2021 Cost Reduction Plan were completed in the third quarter of fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.

Interest income and other income (expense), net

	Three Months Ended
	April 3, 2021	April 3, 2021	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$(8)	$29	$(37)
Interest income and other income (expense), net in the three months ended April 2, 2022 included $9,000 of interest income on investments and other income of $16,000, offset in part by $33,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended April 3, 2021 included $17,000 of interest income on investments and other income of $19,000, offset in part by $7,000 of foreign currency losses. The decrease in interest income in the three months ended April 2, 2022 compared to the same period in the prior year resulted from lower interest rates, offset in part by higher invested balances.
Income tax provision

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands)
Income tax provision	$26	$32	$(6)
Intevac recorded income tax provisions of $26,000 for the three months ended April 2, 2022 and $32,000 for the three months ended April 3, 2021. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. The income tax expense for the three months ended April 2, 2022 and for the three months ended April 3, 2021 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. For the three-month period ended April 2, 2022, Intevac recorded a $26,000 income tax benefit on losses of our international subsidiaries and recorded $51,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended April 3, 2021, Intevac recorded a $19,000 income tax benefit on losses of our international subsidiaries and recorded $48,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2022 and 2021 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
Discontinued operations

	Three Months Ended
	April 2, 2022	April 3, 2021	Change over prior period
	(In thousands)
Loss from discontinued operations, net of taxes	$135	$936	$(801)
The loss from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Loss from discontinued operations for the three months ended April 2, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to the Buyer, severance for several employees that were not hired by the Buyer, stock-based compensation expense associated with the acceleration of stock awards and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit. Loss from discontinued operations for the three months ended April 3, 2021 represents the loss from the Photonics division, net of tax.

Liquidity and Capital Resources
At April 2, 2022, Intevac had $117.2 million in cash, cash equivalents, restricted cash and investments compared to $121.2 million at January 1, 2022. During the first three months of fiscal 2022, cash, cash equivalents, restricted cash and investments decreased by $4.0 million due primarily to cash used by operating activities, purchases of fixed assets, and tax payments on net share settlements offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash equivalents, restricted cash and investments consist of the following:

	April 2, 2022	January 2, 2021
	(In thousands)
Cash and cash equivalents	$98,034	$102,728
Restricted cash	786	786
Short-term investments	8,941	10,221
Long-term investments	9,407	7,427

Total cash, cash equivalents, restricted cash and investments	$117,168	$121,162

Operating activities used cash of $4.1 million during the first three months of fiscal 2022 compared to cash generated of $2.5 million during the first three months of fiscal 2021.
Accounts receivable totaled $17.1 million at April 2, 2022 compared to $14.3 million at January 1, 2022. Customer advances for products that had not been shipped to customers and included in accounts receivable were $10.6 million at April 2, 2022. Net inventories totaled $8.9 million at April 2, 2022 compared to $5.8 million at January 1, 2022 due to increased manufacturing activities. Accounts payable decreased to $3.9 million at April 2, 2022 from $5.3 million at January 1, 2022. Accounts payable at January 1, 2022 included a payable of $2.0 million as a commission to the investment banker for the Photonics sale. Accrued payroll and related liabilities decreased to $3.3 million at April 2, 2022 compared to $5.5 million at January 1, 2022 due primarily to the settlement of 2021 bonuses. Other accrued liabilities decreased to $3.0 million at April 2, 2022 compared to $3.7 million at January 1, 2022 primarily due to lower other tax liability balances. Customer advances increased from $2.1 million at January 1, 2022 to $15.3 million at April 2, 2022 primarily as a result of new orders.
Investing activities used cash of $1.5 million during the first three months of fiscal 2022. Purchases of investments net of proceeds from sales totaled $891,000. Capital expenditures for the three months ended April 2, 2022 were $618,000.
Financing activities generated cash of $1.0 million in the first three months of fiscal 2022 from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans. Tax payments related to the net share settlement of restricted stock units were $135,000.
Intevac’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, certificates of deposit, asset-backed securities, commercial paper, municipal bonds and corporate bonds. Intevac regularly monitors the credit risk in its investment portfolio and takes measures, which may include the sale of certain securities, to manage such risks in accordance with its investment policies.
As of April 2, 2022, approximately $30.9 million of cash and cash equivalents and $2.9 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable
operating lease obligations, capital expenditures, settlement of the PAGA litigation and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2022 are projected to be approximately $4.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of April 2, 2022. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
for the year ended January 1, 2022, filed with the SEC on February 17, 2022. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
There have been no material changes to our critical accounting policies during the three months ended April 2, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form
10-Q
for the quarter ended April 2, 2022, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2022.
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
From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business. For a description of our material pending legal proceedings, see Note 14 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
See also “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form
10-Q.

Item 1A.	Risk Factors
The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

Risks Related to Our Business
The industries we serve are cyclical, volatile and unpredictable.
A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in 2019, 2020 and 2021 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021) systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2022 will be at levels similar to the levels in 2021.
Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures far in excess of the cost of our systems alone when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. Our customers generally reduce their level of capital investment during downturns in the overall economy or during a downturn in their industries. Reductions in capital investment could be particularly pronounced as the cost of obtaining capital increases during periods of rapidly rising interest rates.
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
Supply chain and shipping disruptions could result in shipping delays, and increased product costs which may have a material adverse effect on our business, financial condition and results of operations.
Supply chain disruptions, resulting from factors such as the
COVID-19
pandemic, such as labor supply and shipping container shortages, have impacted, and may continue to impact, us and our suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on our business, financial condition and results of operations in the future. Additionally, the impacts supply chain disruptions have on our suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting us and our suppliers could interrupt product manufacturing, increase lead times, increase product costs and continue to increase shipping costs, all of which may have a material adverse effect on our business, financial condition and results of operations.
We are dependent on certain suppliers for parts used in our products.
We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and subassemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries, increased costs to expedite deliveries or develop alternative suppliers, or require redesign of our products to accommodate alternative suppliers. Some of our suppliers are thinly capitalized and may be vulnerable to failure, particularly during economic downturns and periods of rapidly rising interest rates and inflation.
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
In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the DCP equipment market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.
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
Our quarterly revenues and common stock price have fluctuated significantly. We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors in the markets for computer systems, storage subsystems and consumer electronics containing disks as well as cell phones our customers produce with our systems; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation or delay of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.

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
We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our coating systems for DCP. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the display cover glass market. Our expansion into the cover glass market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, to successfully develop cost effective products to address the market or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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
Repurchases of Intevac Common Stock
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At April 2, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 2, 2022.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

2.1	First Amendment to Asset Purchase Agreement, dated March 7, 2022, by and among Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC.

10.1 (1)	Employment Agreement, dated January 19, 2022, by and between Nigel Hunton and Intevac, Inc.

10.2 (1)	Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.3 (1)	Form of RSU Agreement under the Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.4 (2)	Separation Agreement and Release, dated January 27, 2022, by and between Wendell Blonigan and Intevac, Inc.

10.5 (3)	Severance Agreement and Release of Claims, dated February 28, 2022, by and between Jay Cho and Intevac, Inc.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 20, 2022.

(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 1, 2022.

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 3, 2022.

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

INTEVAC, INC.

Date: May 10, 2022

	By:	/s/ NIGEL D. HUNTON
Nigel D. Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2022

	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)