Form 10-Q
period 2022-07-02
INTEVAC INC
filed 2022-08-04
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 2
, 2022
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
of the Act).    ☐  Yes    ☒  No
On August 4, 2
022, 25,384,488 sha
res of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2022	January 1, 2022

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$53,669	$102,728
Short-term investments	31,168	10,221
Trade and other accounts receivable, net of allowances of $0 at both July 2, 2022 and January 1, 2022	30,321	14,261
Inventories	11,771	5,791
Prepaid expenses and other current assets	1,532	1,827

Total current assets	128,461	134,828
Long-term investments	24,565	7,427
Restricted cash	786	786
Property, plant and equipment, net	3,311	4,759
Operating lease right-of-use-assets	3,510	4,520
Deferred income taxes and other long-term assets	5,018	5,449

Total assets	$165,651	$157,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$3,199	$3,119
Accounts payable	3,609	5,320
Accrued payroll and related liabilities	3,542	5,505
Other accrued liabilities	3,042	3,665
Customer advances	24,760	2,107

Total current liabilities	38,152	19,716

Noncurrent liabilities:
Noncurrent operating lease liabilities	2,102	3,675
Other long-term liabilities	237	363

Total noncurrent liabilities	2,339	4,038
Stockholders’ equity:
Common stock, $0.001 par value	25	25
Additional paid-in capital	201,478	199,073
Treasury stock, 5,087 shares at both July 2, 2022 and at January 1, 2022	(29,551)	(29,551)
Accumulated other comprehensive income (loss)	(9)	578
Accumulated deficit	(46,783)	(36,110)

Total stockholders’ equity	125,160	134,015

Total liabilities and stockholders’ equity	$165,651	$157,769

Note: Amounts as of January 1, 2022 are derived from the January 1, 2022 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$9,307	$5,369	$13,752	$14,607
Cost of net revenues	4,820	4,363	8,543	11,467

Gross profit	4,487	1,006	5,209	3,140
Operating expenses:
Research and development	2,868	3,118	7,028	6,483
Selling, general and administrative	4,016	4,197	8,265	8,531

Total operating expenses	6,884	7,315	15,293	15,014

Loss from operations	(2,397)	(6,309)	(10,084)	(11,874)
Interest income and other income (expense), net	317	20	310	50

Loss from continuing operations before provision for (benefit from) income taxes	(2,080)	(6,289)	(9,774)	(11,824)
Provision for (benefit from) income taxes	500	(165)	526	(132)

Net loss from continuing operations, net of taxes	(2,580)	(6,124)	(10,300)	(11,692)

Net loss from discontinued operations, net of taxes	(238)	(2)	(373)	(938)

Net loss	$(2,818)	$(6,126)	$(10,673)	$(12,630)

Net loss per share:
Basic and diluted – continuing operations	$(0.10)	$(0.25)	$(0.41)	$(0.48)
Basic and diluted – discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.04)
Basic and diluted – net loss	$(0.11)	$(0.25)	$(0.43)	$(0.52)
Weighted average common shares outstanding:
Basic and diluted	25,141	24,241	24,970	24,137
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(Unaudited)
	(In thousands)
Net loss	$(2,818)	$(6,126)	$(10,673)	$(12,630)

Other comprehensive income (loss), before tax:
Change in unrealized net gain (loss) on available-for-sale investments	(161)	(9)	(335)	(29)
Foreign currency translation gains (losses)	(219)	28	(252)	(40)

Other comprehensive income (loss), before tax	(380)	19	(587)	(69)
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(380)	19	(587)	(69)

Comprehensive loss	$(3,198)	$(6,107)	$(11,260)	$(12,699)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2, 2022	July 3, 2021

	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(10,673)	$(12,630)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	776	1,686
Net amortization (accretion) of investment premiums and discounts	(20)	62
Equity-based compensation	489	1,987
Straight-line rent adjustment and amortization of lease incentives	(483)	(231)
Deferred income taxes	345	(202)
Loss on disposal of equipment	1,453	—
Changes in operating assets and liabilities	(3,322)	12,692

Total adjustments	(762)	15,994

Net cash and cash equivalents provided by (used in) operating activities	(11,435)	3,364
Investing activities
Purchases of investments	(45,663)	(10,163)
Proceeds from sales and maturities of investments	7,263	9,815
Purchases of leasehold improvements and equipment	(888)	(365)

Net cash and cash equivalents used in investing activities	(39,288)	(713)
Financing activities
Net proceeds from issuance of common stock	2,211	1,436
Taxes paid related to net share settlement	(295)	(532)

Net cash and cash equivalents provided by financing activities	1,916	904
Effect of exchange rate changes on cash and cash equivalents	(252)	(40)

Net increase (decrease) in cash, cash equivalents and restricted cash	(49,059)	3,515
Cash, cash equivalents and restricted cash at beginning of period	103,514	30,128

Cash, cash equivalents and restricted cash at end of period	$54,455	$33,643

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$94	$—

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
TSA fees earned since the divestiture were $408,000 for the three months ended July 2, 2022 and $1.2 million for the six months ended July 2, 2022. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s condensed consolidated statement of operations. Additionally, during the three and six months ended July 2, 2022, the Company sold inventory in the amount of $32,000 and $148,000, respectively to EOTECH. As of July 2, 2022, accounts receivable from EOTECH of $354,000 were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and six months ended July 2, 2022 and July 3, 2021.
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

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)
Net revenues:
Systems and components	$—	$5,282	$—	$9,103
Technology development	—	3,162	—	6,344

Total net revenues	—	8,444	—	15,447
Cost of net revenues:
Systems and components	—	4,261	—	7,121
Technology development	—	2,081	—	5,304

Total cost of net revenues	—	6,342	—	12,425

Gross profit	—	2,102	—	3,022
Operating expenses:
Research and development	—	776	—	1,036
Selling, general and administrative	238	1,328	373	2,924

Total operating expenses	238	2,104	373	3,960

Operating loss – discontinued operations	(238)	(2)	(373)	(938)
Other income (expense) – discontinued operations	—	—	—	—

Loss from discontinued operations before provision for income taxes	(238)	(2)	(373)	(938)
Provision for income taxes	—	—	—	—

Net loss from discontinued operations, net of taxes	$(238)	$(2)	$(373)	$(938)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
1	1
	(In thousands)
Depreciation and amortization	$—	$375	$—	$661
Equity-based compensation	$39	$247	$(291)	$518
Purchase of leasehold improvements and equipment	$—	$76	$—	$149

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended July 2, 2022 and July 3, 2021.
Major Products and Service Lines

	Three Months Ended July 2, 2022				Three Months Ended July 3, 2021

	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	Total

Systems, upgrades and spare parts	$7,756	$1	$82	$7,839	$3,955	$3	$47	$4,005
Field service	1,421	43	4	1,468	1,364	—	—	1,364

Total net revenues	$9,177	$44	$86	$9,307	$5,319	$3	$47	$5,369

	Six Months Ended July 2, 2022				Six Months Ended July 3, 2021

	(In thousands)
	HDD	DCP	PV	Total	HDD	DCP	PV	ASP	Total

Systems, upgrades and spare parts	$10,879	$1	$135	$11,015	$7,539	$3	$158	$3,850	$11,550
Field service	2,684	43	10	2,737	3,001	14	42	—	3,057

Total net revenues	$13,563	$44	$145	$13,752	$10,540	$17	$200	$3,850	$14,607

Primary Geographical Markets

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)
United States	$1,656	$2,121	$1,950	$2,488
Asia	7,651	3,248	11,802	8,269
Europe	—	—	—	3,850

Total net revenues	$9,307	$5,369	$13,752	$14,607

Timing of Revenue Recognition

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)
Products transferred at a point in time	$9,307	$5,369	$13,752	$14,607
Products and services transferred over time	—	—	—	—

Total net revenues	$9,307	$5,369	$13,752	$14,607

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended July 2, 2022:

	July 2, 2022	January 1, 2022	Six Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$—	$99	$(99)

Contract liabilities:
Deferred revenue	$129	$65	$64
Customer advances	24,760	2,107	22,653

	$24,889	$2,172	$22,717

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less, the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended July 2, 2022, contract assets decreased by $99,000 primarily due to the billing of accrued revenue related to spare parts sold to a customer as of January 1, 2022.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended July 2, 2022, we recognized revenue of $353,000 and $39,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
On July 2, 2022, we had $100.2 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 22% of our remaining performance obligations as revenue in 2022, 26% in 2023, 26% in 2024 and 26% in 2025.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	July 2, 2022	January 1, 2022

	(In thousands)
Raw materials	$6,728	$5,323
Work-in-progress	5,043	468

	$11,771	$5,791

5.	Equity-Based Compensation
At July 2, 2022, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
On January 19, 2022, Intevac’s Board of Directors adopted the Inducement Plan and, subject to the adjustment provisions of the

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Compensation Expense
The effect of recording equity-based compensation for the three and six months ended July 2, 2022 and July 3, 2021 was as follows:

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)
Equity-based compensation by type of award:
Stock options	$8	$57	$(163)	$132
RSUs	1,295	656	567	1,200
ESPP purchase rights	222	306	85	655

Total equity-based compensation	$1,525	$1,019	$489	$1,987

Included in the table above are:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for the six months ended July 2, 2022. (See Note
13. Restructuring and Other Costs, Net.); and

(b)
Equity-based compensation reported in discontinued operations of $39,000 and ($291,000) for the three and six months ended July
2, 2022, respectively, and $247,000 and $518,000 for the three and six months ended July 3, 2021, respectively. Equity-based compensation expense allocated to discontinued operations for the six months ended July 2, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to the Buyer upon closing. (See Note 2. Divestiture and Discontinued Operations.)

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
Option activity as of July 2, 2022 and changes during the six months ended July 2, 2022 were as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at January 1, 2022	1,457,587	$6.55
Options cancelled and forfeited	(550,332)	$7.31
Options exercised	(313,000)	$4.83

Options outstanding at July 2, 2022	594,255	$6.76

Options exercisable at July 2, 2022	564,979	$6.82

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac issued 146,344 shares of common stock under the ESPP during the six months ended July 2, 2022.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Six Months Ended
	July 2, 2022	July 3, 2021

ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.85	$2.69
Expected volatility	60.36%	58.56%
Risk-free interest rate	0.98%	0.08%
Expected term of purchase rights (in years)	1.2	1.0
Dividend yield	None	None
The computation of the expected volatility assumptions used in the Black-Scholes calculations for ESPP purchase rights is based on the historical volatility of Intevac’s stock price, measured over a period equal to the expected term of the purchase right. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected term of purchase rights represents the period of time remaining in the current offering period. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future.
RSUs
RSU activity as of July 2, 2022 and changes during the six months ended July 2, 2022 were as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested RSUs at January 1, 2022	1,033,436	$5.59
Granted	1,756,267	$4.36
Vested	(211,889)	$5.47
Cancelled and forfeited	(533,199)	$5.65

Non-vested RSUs at July 2, 2022	2,044,615	$4.53

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
In May 2022, we granted to members of our senior management awards of performance-based restricted stock units (“PRSU Awards”) covering an aggregate of 935,600 shares of Intevac common stock (at maximum performance). The PRSU Awards are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a three-year performance period commencing on May 18, 2022 and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “Performance Period”). The PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the Performance Period, and each tranche may only be achieved once during the Performance Period. If a Company Stock Price Hurdle is not achieved within the Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the Performance Period will immediately be forfeited. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU Award activity is included in the above RSU tables.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Intevac estimated the weighted-average fair value of the PRSU Awards granted in May 2022 using the following weighted-average assumptions:

Three Months Ended
July 2, 2022
Weighted-average fair value of grants per share	$3.67
Expected volatility	54.42%
Risk-free interest rate	2.82%
Dividend yield	None
In May 2021, we granted to members of our senior management PRSU Awards covering an aggregate of 126,320 shares of Intevac common stock (at target
performance). The number of PRSUs that will vest is determined by our common stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group over a measurement period of two years from the time of grant. The fair value of each PRSU Award was estimated on the date of grant using a Monte Carlo simulation. PRSU Award activity is included in the above RSU tables. At the end of the performance measurement period, the Compensation Committee of the Company’s Board of Directors will determine the achievement against the performance objectives. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested for each PRSU Award can range from zero to 200% of the initial grant.
Intevac estimated the weighted-average fair value of the PRSU Awards granted in May 2021 using the following weighted-average assumptions:

Three Months Ended
July 3, 2021
Weighted-average fair value of grants per share	$7.65
Expected volatility	56.26%
Risk-free interest rate	0.15%
Dividend yield	None

6.	Warranty
Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its HDD manufacturing, DCP manufacturing, solar cell manufacturing and advanced semiconductor packaging systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable
parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.
On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table displays the activity in the warranty provision account for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

		(In thousands)
Opening balance	$249	$590	$346	$480
Expenditures incurred under warranties	(54)	(195)	(225)	(346)
Expenditures incurred under warranties included in discontinued operations	—	(22)	—	(69)
Accruals for product warranties issued during the reporting period	36	155	72	410
Accruals for product warranties issued during the reporting period included in discontinued operations	—	43	—	63
Adjustments to previously existing warranty accruals	(17)	(15)	21	(25)
Adjustments to previously existing warranty accruals included in discontinued operations	—	16	—	59

Closing balance	$214	$572	$214	$572

The following table displays the balance sheet classification of the warranty provision account at July 2, 2022 and at January 1, 2022.

	July 2 2022	January 1 2022

	(In thousands)
Other accrued liabilities	$199	$301
Other long-term liabilities	15	45

Total warranty provision	$214	$346

7.	Guarantees
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
Letters of Credit
As of July 2, 2022, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	July 2, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$46,732	$—	$—	$46,732
Money market funds	3,591	—	—	3,591
Commercial paper	3,348	—	2	3,346

Total cash and cash equivalents	$53,671	$—	$2	$53,669
Short-term investments:
Asset backed securities	$1,003	$—	$2	$1,001
Certificates of deposit	7,850	—	23	7,827
Commercial paper	14,586	2	37	14,551
Corporate bonds and medium-term notes	4,725	—	52	4,673
Municipal bonds	493	—	7	486
U.S. treasury securities	2,661	—	31	2,630

Total short-term investments	$31,318	$2	$152	$31,168
Long-term investments:
Asset backed securities	$9,876	$—	$80	$9,796
Corporate bonds and medium-term notes	5,204	7	32	5,179
Municipal bonds	1,212	—	9	1,203
U.S. treasury and agency securities	8,486	—	99	8,387

Total long-term investments	$24,778	$7	$220	$24,565

Total cash, cash equivalents, and investments	$109,767	$9	$374	$109,402

	January 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$102,494	$—	$—	$102,494
Money market funds	234	—	—	234

Total cash and cash equivalents	$102,728	$—	$—	$102,728
Short-term investments:
Certificates of deposit	$4,300	$—	$—	$4,300
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,916	—	3	2,913
Municipal bonds	700	—	—	700
U.S. treasury securities	1,910	—	2	1,908

Total short-term investments	$10,226	$—	$5	$10,221
Long-term investments:
Asset backed securities	$2,040	$—	$3	$2,037
Certificates of deposit	500	—	3	497
Corporate bonds and medium-term notes	1,521	—	6	1,515
Municipal bonds	145	—	1	144
U.S. treasury securities	3,246	—	12	3,234

Total long-term investments	$7,452	$—	$25	$7,427

Total cash, cash equivalents, and investments	$120,406	$—	$30	$120,376

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The contractual maturities of investment securities at July 2, 2022 are presented in the following table.

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$38,257	$38,105
Due after one through five years	24,778	24,565

	$63,035	$62,670

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 2, 2022.

	July 2, 2022
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Asset backed securities	$10,180	$82	$—	$—
Certificates of deposit	6,827	23	—	—
Commercial paper	15,932	39	—	—
Corporate bonds and medium-term notes	8,345	80	500	4
Municipal bonds	1,698	16	—	—
U.S. treasury and agency securities	11,017	130	—	—

	$53,990	$370	$500	$4

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of July 2, 2022.

	Fair Value Measurements at July 2, 2022
	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$3,591	$3,591	$—
U.S. treasury and agency securities	11,017	7,521	3,496
Asset backed securities	10,797	—	10,797
Certificates of deposit	7,827	—	7,827
Commercial paper	17,897	—	17,897
Corporate bonds and medium-term notes	9,852	—	9,852
Municipal bonds	1,689	—	1,689

Total recurring fair value measurements	$62,670	$11,112	$51,558

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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 2, 2022 and January 1, 2022.

	Notional Amounts		Derivative Liabilities			Derivative Assets
Derivative Instrument	July 2, 2022	January 1, 2022	July 2, 2022			January 1, 2022
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,074	$815		(b)	$11		(a)	$14

Total Hedges	$1,074	$815			$11			$14

(a)	Other current assets
(b)	Other accrued liabilities
10.    Equity
Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At July 2, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and six months ended July 2, 2022 and July 3, 2021.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and six months ended July 2, 2022 and July 3, 2021, are as follows (in thousands):

	Three Months Ended July 2, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 2, 2022	$198,960	$(29,551)	$371	$(43,965)	$125,815
Common stock issued under employee plans	1,178	—	—	—	1,178
Shares withheld for net share settlement of RSUs	(160)	—	—	—	(160)
Equity-based compensation expense	1,525	—	—	—	1,525
Net loss	—	—	—	(2,818)	(2,818)
Other comprehensive loss	—	—	(380)	—	(380)

Balance at July 2, 2022	$201,503	$(29,551)	$(9)	$(46,783)	$125,160

	Six Months Ended July 2, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	$199,098	$(29,551)	$578	$(36,110)	$134,015
Common stock issued under employee plans	2,211	—	—	—	2,211
Shares withheld for net share settlement of RSUs	(295)	—	—	—	(295)
Equity-based compensation expense	489	—	—	—	489
Net loss	—	—	—	(10,673)	(10,673)
Other comprehensive loss	—	—	(587)	—	(587)

Balance at July 2, 2022	$201,503	$(29,551)	$(9)	$(46,783)	$125,160

	Three Months Ended July 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 3, 2021	$195,388	$(29,551)	$552	$(69,234)	$97,155
Common stock issued under employee plans	193	—	—	—	193
Shares withheld for net share settlement of RSUs	(512)	—	—	—	(512)
Equity-based compensation expense	1,019	—	—	—	1,019
Net loss	—	—	—	(6,126)	(6,126)
Other comprehensive income	—	—	19	—	19

Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748

	Six Months Ended July 3, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 2, 2021	$193,197	$(29,551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	1,436	—	—	—	1,436
Shares withheld for net share settlement of RSUs	(532)	—	—	—	(532)
Equity-based compensation expense	1,987	—	—	—	1,987
Net loss	—	—	—	(12,630)	(12,630)
Other comprehensive loss	—	—	(69)	—	(69)

Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended July 2, 2022 and July 3, 2021, are as follows.

	Three Months Ended			Six Months Ended

	July 2, 2022
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Beginning balance	$575	$(204)	$371	$608	$(30)	$578
Other comprehensive loss before reclassification	(219)	(161)	(380)	(252)	(335)	(587)
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—

Net current-period other comprehensive loss	(219)	(161)	(380)	(252)	(335)	(587)

Ending balance	$356	$(365)	$(9)	$356	$(365)	$(9)

	Three Months Ended			Six Months Ended

	July 3, 2021
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Beginning balance	$534	$18	$552	$602	$38	$640
Other comprehensive income (loss) before reclassification	28	(9)	19	(40)	(29)	(69)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	28	(9)	19	(40)	(29)	(69)

Ending balance	$562	$9	$571	$562	$9	$571

11.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended

	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands, except per share amounts)
Net loss from continuing operations	$(2,580)	$(6,124)	$(10,300)	$(11,692)
Net loss from discontinued operations, net of taxes	$(238)	$(2)	$(373)	$(938)

Net loss	$(2,818)	$(6,126)	$(10,673)	$(12,630)
Weighted-average shares – basic	25,141	24,241	24,970	24,137
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	25,141	24,241	24,970	24,137

Basic and diluted net loss per share:
Continuing operations	$(0.10)	$(0.25)	$(0.41)	$(0.48)

Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Net loss per share	$(0.11)	$(0.25)	$(0.43)	$(0.52)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.
12.    Income Taxes
Intevac recorded income tax provisions of $500,000 and $526,000 for the three and six months ended July 2, 2022, respectively, and income tax benefits of $165,000 and $132,000 for the three and six months ended July 3, 2021, respectively. The income tax provisions (benefits) for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 2, 2022 Intevac recorded income tax provisions on income of its international subsidiaries of $390,000 and $364,000, respectively, and recorded $107,000 and $158,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended July 3, 2021, Intevac recorded income tax benefits on losses of its international subsidiaries of $189,000 and $208,000, respectively, and recorded $24,000 and $72,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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
economic measures and determined the impact on our financial position at July 2, 2022 and on the results of operations and cash flows for the three and six months then ended to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount became due on December 31, 2021.
One-half
of such deferral amount will become due on December 31, 2022. We elected to utilize this deferral program to delay payment of $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the condensed consolidated balance sheets, the deferred payroll tax liability in the amount of $407,000 as of July 2, 2022 is included in accrued payroll and related liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the first half of fiscal 2021, the Company received $82,000 in JSS grants, of which $55,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. The Company did not receive any JSS grants in the first half of fiscal 2022.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2022 Cost Reduction Plan for the three and six months ended July 2, 2022 were as follows.

Employee Termination Costs
(In thousands)
Balance at January 1, 2022	$—
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232
Cash payments made	(757)
Non-cash utilization (a)	37

Balance at April 2, 2022	512
Cash payments made	(179)

Balance at July 2, 2022 (b)	$333

(a)	Acceleration of equity awards.
(b)	Liability for employee termination costs is included in accrued payroll and related liabilities.
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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three and six months ended July 2, 2022 were as follows.

	Employee Termination Costs	Other Exit Costs	Total

	(In thousands)
Balance at January 1, 2022	$358	$665	$1,023
Provision for restructuring charges associated with Photonics divestiture (a)	112	2	114
Cash payments made	(137)	(128)	(265)
Non-cash utilization (b)	(75)	—	(75)

Balance at April 2, 2022	$258	$539	$797

Provision for restructuring charges associated with Photonics divestiture (a)	—	4	4
Cash payments made	(90)	(77)	(167)

Balance at July 2, 2022	$168 (c)	$466	$634

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(a)	Included in loss from discontinued operations (See Note 2).
(b)	Acceleration of equity awards.
(c)	Liability for employee termination costs is included in accrued payroll and related liabilities.
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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2021 Cost Reduction Plan for the six months ended July 3, 2021 were as follows.

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
®
), and advanced packaging for semiconductor manufacturing.

The following table presents certain significant measurements for the three and six months ended July 2, 2022 and July 3, 2021:

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$9,307	$5,369	$3,938	$13,752	$14,607	$(855)
Gross profit	$4,487	$1,006	$3,481	$5,209	$3,140	$2,069
Gross margin percent	48.2%	18.7%	29 points	37.9%	21.5%	16 points
Loss from operations	$(2,397)	$(6,309)	$3,912	$(10,084)	$(11,874)	$1,790
Loss from continuing operations	$(2,580)	$(6,124)	$3,544	$(10,300)	$(11,692)	$1,392
Loss from discontinued operations	$(238)	$(2)	$(236)	$(373)	$(938)	$565
Net loss	$(2,818)	$(6,126)	$3,308	$(10,673)	$(12,630)	$1,957
Net loss per diluted share	$(0.11)	$(0.25)	$0.14	$(0.43)	$(0.52)	$0.09
Net revenues increased during the second quarter of fiscal 2022 compared to the same period in the prior year primarily due to higher equipment sales to HDD manufacturers. Higher gross margin in the second quarter of fiscal 2022 reflected the higher-margin contribution from HDD upgrades. Fees earned pursuant to the TSA with EOTECH since the divestiture of Photonics (“TSA fees”) were $408,000 for the three months ended July 2, 2022, of which $14,000 was reported as a reduction of cost of net revenues and $394,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. The Company reported a smaller net loss for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 due to higher revenues, higher gross margins and lower operating costs as a result of the cost reduction actions taken in the first quarter of fiscal 2022.
Net revenues decreased during the first half of fiscal 2022 compared to the same period in the prior year primarily due to lower system sales. We did not recognize revenue on any system sales in the first half of fiscal 2022 compared to one MATRIX PVD system for advanced semiconductor packaging recognized in the first half of fiscal 2021. Higher gross margin in the first half of fiscal 2022 reflects the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Lower gross margin in the first half of fiscal 2021 reflected the lower-margin contribution from the first MATRIX PVD system for advanced semiconductor packaging. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. R&D expenses for the first half of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. TSA fees were $1.2 million for the six months ended July 2, 2022, of which $23,000 was reported as a reduction of cost of net revenues and $1.2 million was reported as a reduction of selling, general and administrative expenses. During the first half of fiscal 2021, the Company received $82,000 in government assistance related to
COVID-19
from the government of Singapore, of which $55,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. The Company did not receive any JSS grants in the first half of fiscal 2022. The Company reported a smaller net loss for the first half of fiscal 2022 compared to the first half of fiscal 2021 due to higher gross margins, offset in part by lower revenues and higher operating costs as a result of the realignment effort.
We believe fiscal 2022 will be a challenging year, and Intevac does not expect be profitable in fiscal 2022. Intevac expects that 2022 HDD equipment sales will be similar to 2021 levels as we expect a customer to take delivery of one system in backlog. We believe there will be improvements to our HDD equipment sales in the future as we expect a customer to start taking deliveries from the remaining ten systems in backlog starting in fiscal 2023. However, our operating results and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services.
COVID-19
Update
The impact of
COVID-19,
including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Although
COVID-19
vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the
COVID-19
pandemic. As new strains of
COVID-19
develop, the continued impacts to our business could be material to our fiscal 2022 results. Further, the impacts of inflation and interest rate fluctuations on our business and the broader economy, which may continue to be exacerbated by the economic recovery from the
COVID-19
pandemic, may also impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures. We have experienced pandemic-related delays in our evaluation and development work. In response to
COVID-19,
we implemented initiatives to safeguard our employees, including work-from-home protocols. Although we have since fully reopened our offices in accordance with local guidelines, our employees’ health and safety remain our top priority, and we will continue to monitor local restrictions across the world, the administration and efficacy of vaccines and the number of new cases, to determine whether and when additional safeguards may become necessary.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $82,000 in JSS grants in the first half of fiscal 2021. The Company did not receive any JSS grants in the first half of fiscal 2022.
For the three and six months ended July 2, 2022, the Company’s expenses included approximately $16,000 and $34,000, respectively, due to costs related to actions taken in response to
COVID-19.
For the three and six months ended July 3, 2021, the Company’s expenses included approximately $44,000 and $87,000, respectively, due to costs related to actions taken in response to
COVID-19.
Results of Operations
Net revenues

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands)
Net revenues	$9,307	$5,369	$3,938	$13,752	$14,607	$(855)

Revenue for the three months ended July 2, 2022 increased compared to the same period in the prior year as a result of higher sales of technology upgrades, spare parts and service. Revenue for the six months ended July 2, 2022 decreased compared to the same period in the prior year as a result of lower sales of systems, spare parts and service, offset in part by higher sales technology upgrades. Revenue for the three months ended July 2, 2022 and July 3, 2021 did not include revenue recognized for any systems. Revenue for the six months ended July 2, 2022 did not include revenue recognized for any systems compared to revenue recognized on one MATRIX PVD system for advanced semiconductor packaging in the first half of fiscal 2021.
Backlog

	July 2, 2022	January 1, 2022	July 3, 2021

	(In thousands)
Backlog	$100,194	$24,725	$18,943

Backlog at July 2, 2022 included eleven 200 Lean HDD systems. Backlog at January 1, 2022 included one 200 Lean HDD system. Backlog at July 3, 2021 did not include any 200 Lean HDD systems.
Revenue by geographic region

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

	(In thousands)
United States	$1,656	$2,121	$1,950	$2,488
Asia	7,651	3,248	11,802	8,269
Europe	—	—	—	3,850

Total net revenues	$9,307	$5,369	$13,752	$14,607

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three and six months ended July 2, 2022 versus the three and six months ended July 3, 2021, reflected lower HDD upgrade sales, offset in part by higher spare parts and service sales. The increase in sales to the Asia region in the three and six months ended July 2, 2022 versus the three and six months ended July 3, 2021, reflected higher HDD upgrade, spare parts and service sales. Sales to the Asia region in all periods presented did not include any systems. Sales to the Europe region in the six months ended July 3, 2021 included one MATRIX PVD system for advanced semiconductor packaging.

Gross profit

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands, except percentages)
Gross profit	$4,487	$1,006	$3,481	$5,209	$3,140	$2,069
% of net revenues	48.2%	18.7%		37.9%	21.5%
Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.
Gross margin was 48.2% in the three months ended July 2, 2022 compared to 18.7% in the three months ended July 3, 2021 and was 37.9% in the six months ended July 2, 2022 compared to 21.5% in the six months ended July 3, 2021. The improvement in the gross margin percentage for the three months ended July 2, 2022 compared to the same period in the prior year was due primarily to higher revenues, the higher-margin contribution from HDD upgrades, and higher factory utilization. The improvement in the gross margin percentage for the six months ended July 2, 2022 was due primarily to the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Gross margin for the six months ended July 3, 2021 reflects the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.
Research and development expense

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period
1
	(In thousands)
Research and development expense	$2,868	$3,118	$(250)	$7,028	$6,483	$545
Research and development spending during the three months ended July 2, 2022 decreased compared to the same periods in the prior year primarily due to savings from cost reduction activities completed in the first quarter of fiscal 2022, offset in part by higher spending on DCP development. R&D spending during the six months ended July 2, 2022 increased compared to the six months ended July 3, 2021 primarily due to $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort, offset by lower spending on R&D programs.
Selling, general and administrative expense

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands)
Selling, general and administrative expense	$4,016	$4,197	$(181)	$8,265	$8,531	$(266)
Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended July 2, 2022 decreased compared to the three months ended July 3, 2021 due to cost savings as a result of the realignment program implemented in the first quarter of fiscal 2022, reimbursement under the TSA, and lower variable compensation expenses, offset in part by higher stock compensation expenses. Selling, general and administrative expense for the six months ended July 2, 2022 decreased compared to the six months ended July 3, 2021 as lower variable compensation expenses, lower stock compensation expenses, and TSA reimbursements were offset in-part
by
one-time
severance charges associated with the realignment effort and higher legal and consulting fees. Selling, general and administrative expense for the three and six months ended July 2, 2022, is net of $394,000 and $1.2 million, respectively in TSA fees earned since the Photonics divestiture. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services.

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
During the third quarter of fiscal 2021, Intevac substantially completed implementation of the 2021 cost reduction plan (the “2021 Cost Reduction Plan”), which was intended to reduce expenses and reduce its workforce by 5.2 percent. During the first half of 2021, the Company reported costs of $43,000 under the 2021 Cost Reduction Plan of which $9,000 was reported under cost of net revenues and $34,000 was reported under operating expenses. The total cost of implementing the 2021 Cost Reduction Plan was $319,000, of which $224,000 was reported under cost of net revenues and $95,000 was reported under operating expenses during fiscal 2021. Substantially all cash outlays in connection with the 2021 Cost Reduction Plan were completed in the third quarter of fiscal 2021. Implementation of the 2021 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.0 million on an annual basis.
Interest income and other income (expense), net

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands)
Interest income and other, income (expense), net	$317	$20	$297	$310	$50	$260
Interest income and other income (expense), net in the three months ended July 2, 2022 included $166,000 of interest income on investments, various other income of $11,000 and $140,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 2, 2022 included $175,000 of interest income on investments, various other income of $28,000 and $107,000 of foreign currency gains. Interest income and other income (expense), net in the three months ended July 3, 2021 included $10,000 of interest income on investments, various other income of $5,000 and $5,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 3, 2021 included $27,000 of interest income on investments and various other income of $25,000, offset in part by $2,000 of foreign currency losses. The increase in interest income in the three and six months ended July 2, 2022 compared to the same periods in the prior year resulted from higher invested balances and higher interest rates.
Provision for (benefit from) income taxes

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands)
Provision for (benefit from) income taxes	$500	$(165)	$665	$526	$(132)	$658
Intevac recorded income tax provisions of $500,000 and $526,000 for the three and six months ended July 2, 2022, respectively, and income tax benefits of $165,000 and $132,000 for the three and six months ended July 3, 2021, respectively. The income tax provisions (benefits) for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six month periods ended July 2, 2022, Intevac recorded income tax provisions on profits of its international subsidiaries of $390,000 and $364,000, respectively, and recorded $107,000 and $158,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three and six month periods ended July 3, 2021, Intevac recorded income tax benefits on losses of its international subsidiaries of $189,000 and $208,000, respectively, and recorded $24,000 and $72,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed
income. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
The income tax expense (benefit) consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carry-forwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2022 and 2021 primarily due to the Company not recognizing an income tax benefit on the domestic loss.
Loss from discontinued operations, net of taxes

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	Change over prior period	July 2, 2022	July 3, 2021	Change over prior period

	(In thousands)
Loss from discontinued operations, net of taxes	$238	$2	$236	$373	$938	$(565)
The loss from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Loss from discontinued operations for the three months ended July 2, 2022 includes contract termination costs associated with certain software maintenance contracts, settlement of the closing net working capital adjustment from the sale of the Photonics business to EOTECH and stock based compensation associated with 16 mutual employees of both the Company and the Buyer that are assisting in the assignment and novation of all government contracts and to sponsor the Buyer’s facility clearance from the Defense Counterintelligence and Security Agency of the U.S. government. Loss from discontinued operations for the six months ended July 2, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to the Buyer, severance for several employees that were not hired by the Buyer, stock-based compensation expense associated with the acceleration of stock awards, contract termination costs associated with software maintenance agreements, settlement of the net working capital adjustment and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit. Loss from discontinued operations for the three and six months ended July 3, 2021 represents the loss from the Photonics division, net of tax.
Liquidity and Capital Resources
At July 2, 2022, Intevac had $110.2 million in cash, cash equivalents, restricted cash and investments compared to $121.2 million at January 1, 2022. During the first six months of fiscal 2022, cash, cash equivalents, restricted cash and investments decreased by $11.0 million due primarily to cash used in operating activities, purchases of fixed assets and tax payments on net share settlements, partially offset by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.
Cash, cash equivalents, restricted cash and investments consist of the following:

	July 2, 2022	January 1, 2022

	(In thousands)
Cash and cash equivalents	$53,669	$102,728
Restricted cash	786	786
Short-term investments	31,168	10,221
Long-term investments	24,565	7,427

Total cash, cash equivalents, restricted cash and investments	$110,188	$121,162

Operating activities used cash of $11.4 million during the first six months of fiscal 2022 and generated cash of $3.4 million during the first six months of fiscal 2021.

Accounts receivable totaled $30.3 million at July 2, 2022 compared to $14.3 million at January 1, 2022. Customer advances for products that had not been shipped to customers and included in accounts receivable were $19.3 million at July 2, 2022 which were collected on July 7, 2022. Net inventories totaled $11.8 million at July 2, 2022 compared to $5.8 million at January 1, 2022 due to increased manufacturing activities. Accounts payable decreased to $3.6 million at July 2, 2022 from $5.3 million at January 1, 2022. Accounts payable at January 1, 2022 included a payable of $2.0 million as a commission to the investment banker for the Photonics sale. Accrued payroll and related liabilities decreased to $3.5 million at July 2, 2022 compared to $5.5 million at January 1, 2022 due primarily to the settlement of 2021 bonuses. Other accrued liabilities decreased to $3.0 million at July 2, 2022 compared to $3.7 million at January 1, 2022 primarily due to lower other tax liability balances. Customer advances increased from $2.1 million at January 1, 2022 to $24.8 million at July 2, 2022 primarily as a result of new orders.
Investing activities used cash of $39.3 million during the first six months of fiscal 2022. Purchases of investments net of proceeds from sales totaled $38.4 million. Capital expenditures for the six months ended July 2, 2022 were $888,000.
Financing activities generated cash of $1.9 million in the first six months of fiscal 2022. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.2 million. Tax payments related to the net share settlement of restricted stock units were $295,000.
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
As of July 2, 2022, approximately $27.7 million of cash and cash equivalents and $2.9 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.
We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable
operating lease obligations, capital expenditures, settlement of the PAGA litigation and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2022 are projected to be approximately $3.7 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.
Off-Balance
Sheet Arrangements
Off-balance
sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of July 2, 2022. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance
sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.
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
There have been no material changes to our critical accounting policies during the six months ended July 2, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form
10-Q
for the quarter ended July 2, 2022, as required under Rule
13a-15(e)
of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of July 2, 2022.
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
Global economic conditions may harm our industry, business and results of operations.
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the U.S. have increased to levels not seen in several years. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the ability of our customers and potential customers to incur the capital expenditures necessary to purchase our products and services.
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
Managing our global operations presents challenges including, but not limited to, those arising from: (1) global trade issues; (2) variations in protection of intellectual property and other legal rights in different countries; (3) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by growing manufacturing business in Asia; (4) fluctuation of interest rates, raw material costs, labor and operating costs, and exchange rates; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in the laws and regulations of the United States, including export restrictions, and other countries, as well as their interpretation and application; (7) the need to provide technical and spare parts support in different locations; (8) political and economic instability; (9) cultural differences; (10) varying government incentives to promote development; (11) shipping costs and delays; (12) adverse conditions in credit markets; (13) variations in tariffs, quotas, tax codes and other market barriers; and (14) barriers to movement of cash.
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
We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. These threats could lead to losses of sensitive information or capabilities; financial liabilities and damage to our reputation. If we are unable to maintain compliance with security standards applicable to defense contractors, we could lose business or suffer reputational harm. Cyber threats to businesses are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. We have experienced cybersecurity threats and incidents involving our systems and expect these incidents to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material adverse effect on our results of operations, financial condition or business, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of January 1, 2022, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; or our management does not timely assess the adequacy of such internal control, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At July 2, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended July 2, 2022.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Form of PRSU Award Agreement (Company Stock Price Hurdle) under the 2022 Inducement Equity Incentive Plan*

10.2	Form of PRSU Award Agreement (Company Stock Price Hurdle) under the 2020 Equity Incentive Plan*

10.3	Consulting Agreement with Mark Popovich

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 19, 2022.
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
INTEVAC, INC.

Date: August 4, 2022	By:	/s/ NIGEL HUNTON
Nigel Hunton President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ JAMES MONIZ
James Moniz Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)