Form 10-Q
period 2022-10-01
INTEVAC INC
filed 2022-11-03
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
of the Act).    ☐  Yes    ☒  No
On November 3, 2022, 25,440,656 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2022	January 1, 2022
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$71,776	$102,728
Short-term investments	31,009	10,221
Trade and other accounts receivable, net of allowances of $0 at both October 1, 2022 and January 1, 2022	11,167	14,261
Inventories	18,058	5,791
Prepaid expenses and other current assets	1,840	1,827

Total current assets	133,850	134,828
Long-term investments	21,310	7,427
Restricted cash	786	786
Property, plant and equipment, net	3,527	4,759
Operating lease right-of-use-assets	3,946	4,520
Intangibles, net of accumulated amortization of $8 at October 1, 2022	807	—
Deferred income taxes and other long-term assets	4,665	5,449

Total assets	$168,891	$157,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$3,303	$3,119
Accounts payable	6,895	5,320
Accrued payroll and related liabilities	3,679	5,505
Other accrued liabilities	4,875	3,665
Customer advances	23,526	2,107

Total current liabilities	42,278	19,716

Noncurrent liabilities:
Noncurrent operating lease liabilities	2,231	3,675
Other long-term liabilities	83	363

Total noncurrent liabilities	2,314	4,038
Stockholders’ equity:
Common stock, $ 0.001 par value	25	25
Additional paid-in capital	204,311	199,073
Treasury stock, 5,087 shares at both October 1, 2022 and January 1, 2022	(29,551)	(29,551)
Accumulated other comprehensive income (loss)	(467)	578
Accumulated deficit	(50,019)	(36,110)

Total stockholders’ equity	124,299	134,015

Total liabilities and stockholders’ equity	$168,891	$157,769

Note: Amounts as of January 1, 2022 are derived from the January 1, 2022 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$10,750	$7,998	$24,502	$22,605
Cost of net revenues	5,860	4,648	14,402	16,114

Gross profit	4,890	3,350	10,100	6,491
Operating expenses:
Research and development	3,311	2,908	10,339	9,392
Selling, general and administrative	4,741	4,273	13,007	12,805

Total operating expenses	8,052	7,181	23,346	22,197

Loss from operations	(3,162)	(3,831)	(13,246)	(15,706)
Interest income and other income (expense), net	413	25	723	75

Loss before provision for income taxes	(2,749)	(3,806)	(12,523)	(15,631)
Provision for income taxes	467	290	992	157

Net loss from continuing operations, net of taxes	(3,216)	(4,096)	(13,515)	(15,788)
Net loss from discontinued operations, net of taxes	(20)	(137)	(394)	(1,075)

Net loss	$(3,236)	$(4,233)	$(13,909)	$(16,863)

Net loss per share:
Basic and diluted – continuing operations	$(0.13)	$(0.17)	$(0.54)	$(0.65)
Basic and diluted – discontinued operations	$(0.00)	$(0.00)	$(0.02)	$(0.04)
Basic and diluted – net loss	$(0.13)	$(0.17)	$(0.55)	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	25,370	24,522	25,104	24,265
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(Unaudited)
	(In thousands)
Net loss	$(3,236)	$(4,233)	$(13,909)	$(16,863)

Other comprehensive loss, before tax
Change in unrealized net gain (loss) on available-for-sale investments	(225)	(7)	(560)	(36)
Foreign currency translation losses	(233)	(7)	(485)	(47)

Other comprehensive loss, before tax	(458)	(14)	(1,045)	(83)
Income tax (expense) benefit related to items in other comprehensive loss	—	—	—	—

Other comprehensive loss, net of tax	(458)	(14)	(1,045)	(83)

Comprehensive loss	$(3,694)	$(4,247)	$(14,954)	$(16,946)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(13,909)	$(16,863)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,097	2,568
Net amortization (accretion) of investment premiums and discounts	(111)	88
Amortization of intangible assets	8	—
Equity-based compensation	2,698	2,872
Straight-line rent adjustment and amortization of lease incentives	(686)	(350)
Foreign currency loss on liquidation of entity	14	—
Loss on disposal of fixed assets	1,453	—
Deferred income taxes	632	(36)
Changes in operating assets and liabilities	12,621	11,681

Total adjustments	17,726	16,823

Net cash and cash equivalents provided by (used in) operating activities	3,817	(40)
Investing activities
Purchases of investments	(48,684)	(13,214)
Proceeds from sales and maturities of investments	14,062	16,355
Purchase of Hia, Inc.	(763)	—
Purchases of leasehold improvements and equipment	(1,426)	(773)

Net cash and cash equivalents provided by (used in) investing activities	(36,811)	2,368
Financing activities
Net proceeds from issuance of common stock	2,898	2,618
Taxes paid related to net share settlement	(358)	(545)

Net cash and cash equivalents provided by financing activities	2,540	2,073
Effect of exchange rate changes on cash	(498)	(47)

Net increase (decrease) in cash, cash equivalents and restricted cash	(30,952)	4,354
Cash, cash equivalents and restricted cash at beginning of period	103,514	30,128

Cash, cash equivalents and restricted cash at end of period	$72,562	$34,482

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$1,122	$—

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
), and advanced semiconductor packaging (“ASP”).
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
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes this disposition will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
In connection with the Photonics sale, the Company and EOTECH entered into a Transition Service Agreement (“TSA”) and a Lease Assignment Agreement. The TSA, which expired on June 30, 2022, outlined the information technology, people, and facility support the parties provided to each other for a period after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company has agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expires in March 2024.
TSA fees earned since the divestiture were $950,000 for the nine months ended October 1, 2022. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s condensed consolidated statement of operations. In September 2022, Intevac entered into a settlement agreement and agreed to refund to EOTECH $200,000 as well as cancel $46,000 in outstanding invoices related to disputed TSA fees. These fees were reported in general and administrative expenses for the nine months ended October 1, 2022. As of October 1, 2022, $200,000 payable to EOTECH is included in accounts payable in the Company’s condensed consolidated balance sheets. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement to share certain building maintenance costs. There were no charges for the three and nine months ended October 1, 2022 associated with the Shared Services Agreement. Additionally, during the nine months ended October 1, 2022, the Company sold inventory in the amount of $148,000 to EOTECH. As of October 1, 2022, accounts receivable from EOTECH of $29,000 were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended October 1, 2022 and October 2, 2021.
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

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
Net revenues:
Systems and components	$—	$3,702	$—	$12,805
Technology development	—	3,093	—	9,437

Total net revenues	—	6,795	—	22,242
Cost of net revenues:
Systems and components	—	2,472	—	9,594
Technology development	—	2,146	—	7,450

Total cost of net revenues	—	4,618	—	17,044

Gross profit	—	2,177	—	5,198
Operating expenses:
Research and development	—	835	—	1,870
Selling, general and administrative	20	1,479	394	4,403

Total operating expenses	20	2,314	394	6,273

Operating loss – discontinued operations	(20)	(137)	(394)	(1,075)
Other income (expense) – discontinued operations	—	—	—	—

Loss from discontinued operations before provision for income taxes	(20)	(137)	(394)	(1,075)
Provision for income taxes	—	—	—	—

Net loss from discontinued operations, net of taxes	$(20)	$(137)	$(394)	$(1,075)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
Depreciation and amortization	$—	$354	$—	$1,015
Equity-based compensation	$31	$215	$(260)	$733
Purchase of leasehold improvements and equipment	$—	$60	$—	$209

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended October 1, 2022 and October 2, 2021.
Major Products and Service Lines

	Three Months Ended October 1, 2022				Three Months Ended October 2, 2021

	(In thousands)
	HDD	PV	ASP	Total	HDD	PV	Total

Systems, upgrades and spare parts	$8,233	$77	$100	$8,410	$6,495	$61	$6,556
Field service	2,160	180	—	2,340	1,424	18	1,442

Total net revenues	$10,393	$257	$100	$10,750	$7,919	$79	$7,998

	Nine Months Ended October 1, 2022					Nine Months Ended October 2, 2021

	(In thousands)
	HDD	DCP	PV	ASP	Total	HDD	DCP	PV	ASP	Total

Systems, upgrades and spare parts	$19,112	$1	$212	$100	$19,425	$14,034	$3	$219	$3,850	$18,106
Field service	4,844	43	190	—	5,077	4,425	14	60	—	4,499

Total net revenues	$23,956	$44	$402	$100	$24,502	$18,459	$17	$279	$3,850	$22,605

Primary Geographical Markets

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
United States	$1,377	$220	$3,327	$2,708
Asia	9,273	7,778	21,075	16,047
Europe	100	—	100	3,850

Total net revenues	$10,750	$7,998	$24,502	$22,605

Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 1, 2021	October 1, 2022	October 2, 2021

	(In thousands)
Products transferred at a point in time	$10,750	$7,998	$24,502	$22,605
Products and services transferred over time	—	—	—	—

Total net revenues	$10,750	$7,998	$24,502	$22,605

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended October 1, 2022:

	October 1, 2022	January 1, 2022	Nine Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$93	$99	$(6)

Contract liabilities:
Deferred revenue	$2,319	$65	$2,254
Customer advances	23,526	2,107	21,419

	$25,845	$2,172	$23,673

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less, the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended October 1, 2022, contract assets decreased by $6,000 primarily due to the billing of accrued revenue related to spare parts sold to a customer as of January 1, 2022, offset in part by the accrual of revenue related to spare parts sold to a customer as of October 1, 2022.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended October 1, 2022, we recognized revenue of $386,000 and $39,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
On October 1, 2022, we had $110.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 10% of our remaining performance obligations as revenue in 2022, 37% in 2023, 29% in 2024, 0% in 2025 and 24% in 2026.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	October 1, 2022	January 1, 2022

	(In thousands)
Raw materials	$11,415	$5,323
Work-in-progress	5,427	468
Finished goods	1,216	—

	$18,058	$5,791

5.	Equity-Based Compensation
At October 1, 2022, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.

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
Compensation Expense
The effect of recording equity-based compensation for the three and nine months ended October 1, 2022 and October 2, 2021 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
Equity-based compensation by type of award:
Stock options	$5	$27	$(159)	$159
RSUs	1,997	673	2,564	1,872
ESPP purchase rights	207	185	293	841

Total equity-based compensation	$2,209	$885	$2,698	$2,872

Included in the table above are:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for the nine months ended October 1, 2022. (See Note
13. Restructuring and Other Costs, Net); and

(b)
Equity-based compensation reported in discontinued operations of $31,000 and ($260,000) for the three and nine months ended October
1, 2022, respectively, and $215,000 and $733,000 for the three and nine months ended October 2, 2021, respectively. Equity-based compensation expense allocated to discontinued operations for the nine months ended October 1, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to the Buyer upon closing. (See Note 2. Divestiture and Discontinued Operations.)

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
Option activity as of October 1, 2022 and changes during the nine months ended October 1, 2022 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2022	1,457,587	$6.55
Options cancelled and forfeited	(682,457)	$7.25
Options exercised	(343,000)	$4.82

Options outstanding at October 1, 2022	432,130	$6.81

Options exercisable at October 1, 2022	403,947	$6.89

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac issued 279,000 shares of common stock under the ESPP during the nine months ended October 1, 2022.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$0.65	$2.43	$1.26	$2.59
Expected volatility	44.54%	64.94%	52.57%	60.88%
Risk-free interest rate	2.94%	0.07%	1.94%	0.08%
Expected term of purchase rights (in years)	1.24	0.75	1.24	0.91
Dividend yield	None	None	None	None
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
RSUs
RSU activity as of October 1, 2022 and changes during the nine months ended October 1, 2022 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at January 1, 2022	1,033,436	$5.59
Granted	1,995,042	$4.35
Vested	(250,914)	$5.51
Cancelled and forfeited	(540,323)	$5.64

Non-vested RSUs at October 1, 2022	2,237,241	$4.48

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
In September 2022 and May 2022, we granted to members of our senior management awards of performance-based restricted stock units (“PRSU Awards”) covering an aggregate of 82,600 and 935,600 shares, respectively, of Intevac common stock (at maximum performance). The PRSU Awards are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a performance period commencing on the grant date and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “Performance Period”). The PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the Performance Period, and each tranche may only be achieved once during the Performance Period. If a Company Stock Price Hurdle is not achieved within the Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the Performance Period will immediately be forfeited. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU Award activity is included in the above RSU tables.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac estimated the weighted-average fair value of the PRSU Awards granted in September 2022 and May 2022 using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Weighted-average fair value of grants per share	$3.17	$3.63
Expected volatility	65.81%	55.34%
Risk-free interest rate	3.82%	2.90%
Dividend yield	None	None
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table displays the activity in the warranty provision account for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
Opening balance	$214	$572	$346	$480
Expenditures incurred under warranties	(60)	(142)	(286)	(489)
Expenditures incurred under warranties included in discontinued operations	—	(6)	—	(75)
Accruals for product warranties issued during the reporting period	63	29	135	439
Accruals for product warranties issued during the reporting period included in discontinued operations	—	51	—	114
Adjustments to previously existing warranty accruals	9	108	31	83
Adjustments to previously existing warranty accruals included in discontinued operations	—	(2)	—	58

Closing balance	$226	$610	$226	$610

The following table displays the balance sheet classification of the warranty provision account at October 1, 2022 and at January 1, 2022:

	October 1, 2022	January 1, 2022

	(In thousands)
Other accrued liabilities	$226	$301
Other long-term liabilities	—	45

Total warranty provision	$226	$346

7.	Guarantees
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
Letters of Credit
As of October 1, 2022, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	October 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$38,830	$—	$—	$38,830
Money market funds	12,995	—	—	12,995
Commercial paper	19,956	—	5	19,951

Total cash and cash equivalents	$71,781	$—	$5	$71,776
Short-term investments:
Asset backed securities	$2,009	$—	$10	$1,999
Certificates of deposit	5,850	—	22	5,828
Commercial paper	13,978	—	47	13,931
Corporate bonds and medium-term notes	4,712	—	47	4,665
Municipal bonds	1,483	—	28	1,455
U.S. treasury securities	3,179	—	48	3,131

Total short-term investments	$31,211	$—	$202	$31,009
Long-term investments:
Asset backed securities	$8,079	$—	$101	$7,978
Corporate bonds and medium-term notes	5,400	—	124	5,276
Municipal bonds	225	—	6	219
U.S. treasury and agency securities	7,989	—	152	7,837

Total long-term investments	$21,693	$—	$383	$21,310

Total cash, cash equivalents, and investments	$124,685	$—	$590	$124,095

	January 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$102,494	$—	$—	$102,494
Money market funds	234	—	—	234

Total cash and cash equivalents	$102,728	$—	$—	$102,728
Short-term investments:
Certificates of deposit	$4,300	$—	$—	$4,300
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,916	—	3	2,913
Municipal bonds	700	—	—	700
U.S. treasury securities	1,910	—	2	1,908

Total short-term investments	$10,226	$—	$5	$10,221
Long-term investments:
Asset backed securities	$2,040	$—	$3	$2,037
Certificates of deposit	500	—	3	497
Corporate bonds and medium-term notes	1,521	—	6	1,515
Municipal bonds	145	—	1	144
U.S. treasury securities	3,246	—	12	3,234

Total long-term investments	$7,452	$—	$25	$7,427

Total cash, cash equivalents, and investments	$120,406	$—	$30	$120,376

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The contractual maturities of investment securities at October 1, 2022 are presented in the following table.

	October 1, 2022
	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$64,162	$63,955
Due after one through three years	21,693	21,310

	$85,855	$85,265

The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of October 1, 2022.

	October 1, 2022
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Asset backed securities	$9,573	$110	$147	$1
Certificates of deposit	3,827	22	—	—
Commercial paper	31,397	52	—	—
Corporate bonds and medium-term notes	8,946	156	996	15
Municipal bond	1,531	32	143	2
U.S. treasury securities	10,233	183	735	17

	$65,507	$555	$2,021	$35

All prices for the fixed maturity securities including U.S. Treasury and agency securities, certificates of deposit, asset backed securities, commercial paper, corporate bonds and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received for a security in an orderly sale. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such input
s.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table represents the fair value hierarchy of Intevac’s available-for-sale
securities measured at fair value on a recurring basis as of October 1, 2022.

	Fair Value Measurements at October 1, 2022
	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Available-for-sale securities
Money market funds	$12,995	$12,995	$—
U.S. treasury and agency securities	10,968	7,469	3,499
Asset backed securities	9,977	—	9,977
Certificates of deposit	5,828	—	5,828
Commercial paper	33,882	—	33,882
Corporate bonds and medium-term notes	9,941	—	9,941
Municipal bonds	1,674	—	1,674

Total recurring fair value measurements	$85,265	$20,464	$64,801

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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of October 1, 2022 and January 1, 2022:

	Notional Amounts		Derivative Liabilities			Derivative Assets
Derivative Instrument	October 1, 2022	January 1, 2022	October 1, 2022			January 1, 2022
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,532	815		(a)	$4		(a)	$1

Total Hedges	$1,532	815			$4			$1

(a)	Other current assets

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Equity
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and nine months ended October 1, 2022 and October 2, 2021, are as follows (in thousands):

	Three Months Ended October 1, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 2, 2022	$201,503	$(29,551)	$(9)	$(46,783)	$125,160
Common stock issued under employee plans	687	—	—	—	687
Shares withheld for net share settlement of RSUs	(63)	—	—	—	(63)
Equity-based compensation expense	2,209	—	—	—	2,209
Net loss	—	—	—	(3,236)	(3,236)
Other comprehensive loss	—	—	(458)	—	(458)

Balance at October 1, 2022	$204,336	$(29,551)	$(467)	$(50,019)	$124,299

	Nine Months Ended October 1, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	$199,098	$(29,551)	$578	$(36,110)	$134,015
Common stock issued under employee plans	2,898	—	—	—	2,898
Shares withheld for net share settlement of RSUs	(358)	—	—	—	(358)
Equity-based compensation expense	2,698	—	—	—	2,698
Net loss	—	—	—	(13,909)	(13,909)
Other comprehensive loss	—	—	(1,045)	—	(1,045)

Balance at October 1, 2022	$204,336	$(29,551)	$(467)	$(50,019)	$124,299

	Three Months Ended October 2, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 3, 2021	$196,088	$(29,551)	$571	$(75,360)	$91,748
Common stock issued under employee plans	1,182	—	—	—	1,182
Shares withheld for net share settlement of RSUs	(13)	—	—	—	(13)
Equity-based compensation expense	885	—	—	—	885
Net loss	—	—	—	(4,233)	(4,233)
Other comprehensive loss	—	—	(14)	—	(14)

Balance at October 2, 2 021	$198,142	$(29,551)	$557	$(79,593)	$89,555

	Nine Months Ended October 2, 2021
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 2, 2021	$193,197	$(29,551)	$640	$(62,730)	$101,556
Common stock issued under employee plans	2,618	—	—	—	2,618
Shares withheld for net share settlement of RSUs	(545)	—	—	—	(545)
Equity-based compensation expense	2,872	—	—	—	2,872
Net loss	—	—	—	(16,863)	(16,863)
Other comprehensive loss	—	—	(83)	—	(83)

Balance at October 2, 2021	$198,142	$(29,551)	$557	$(79,593)	$89,555

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended October 1, 2022 and October 2, 2021, are as follows.

	Three Months Ended			Nine Months Ended

	October 1, 2022
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total

	(In thousands)
Beginning balance	$356	$(365)	$(9)	$608	$(30)	$578
Other comprehensive loss before reclassification	(247)	(225)	(472)	(499)	(560)	(1,059)
Amounts reclassified from other comprehensive loss	14	—	14	14	—	14

Net current-period other comprehensive loss	(233)	(225)	(458)	(485)	(560)	(1,045)

Ending balance	$123	$(590)	$(467)	$123	$(590)	$(467)

	Three Months Ended			Nine Months Ended

	October 2, 2021
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Beginning balance	$562	$9	$571	$602	$38	$640
Other comprehensive loss before reclassification	(7)	(7)	(14)	(47)	(36)	(83)
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—

Net current-period other comprehensive loss	(7)	(7)	(14)	(47)	(36)	(83)

Ending balance	$555	$2	$557	$555	$2	$557

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At October 1, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and nine months ended October 1, 2022 and October 2, 2021.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands, except per share amounts)
Net loss from continuing operations	$(3,216)	$(4,096)	$(13,515)	$(15,788)
Net loss from discontinued operations, net of taxes	(20)	(137)	(394)	(1,075)

Net loss	$(3,236)	$(4,233)	$(13,909)	$(16,863)

Weighted-average shares – basic	25,370	24,522	25,104	24,265
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	25,370	24,522	25,104	24,265

Basic and diluted net loss per share:
Continuing operations	$(0.13)	$(0.17)	$(0.54)	$(0.65)

Discontinued operations	$(0.00)	$(0.00)	$(0.02)	$(0.04)

Net loss per share	$(0.13)	$(0.17)	$(0.55)	$(0.69)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.
12.     Income Taxes
Intevac recorded income tax provisions of $467
,000

and $992
,000

for the three and nine months ended October 1, 2022, respectively, and income tax provisions of $290
,000

and $157
,000

for the three and nine months ended October 2, 2021, respectively. The income tax provisions for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine month periods ended October 1, 2022 Intevac recorded income tax provisions on income of its international subsidiaries of $392,000 and $756,000, respectively, and recorded $127,000 and $285,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. The tax provisions for the three and nine months ended October 1, 2022 are net of a tax benefit recorded for the partial release of the U.S. valuation allowance in the amount of $52,000 due to the acquired intangibles of Hia, Inc. (“Hia”). The decrease in the valuation allowance, which was recorded as a discrete income tax benefit, was due to such acquired intangible assets having no tax basis. This required the Company to record a deferred tax liability which served as a source of taxable income to realize the existing deferred tax assets of the Company. For the three months ended October 2, 2021 Intevac recorded an income tax provision on earnings of its international subsidiaries of $179,000. For the nine months ended October 2, 2021 Intevac recorded an income tax benefit of $29,000 on losses of its international subsidiaries. For the three and nine months ended October 2, 2021 Intevac recorded $111,000 and $183,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
economic measures and determined the impact on our financial position at October 1, 2022 and on the results of operations and cash flows for the three and nine months then ended to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount became due on December 31, 2021. One-half of such deferral amount will become due on December 31, 2022. We elected to utilize this deferral program to delay payment of $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. On the condensed consolidated balance sheets, the deferred payroll tax liability in the amount of $407,000 as of October 1, 2022 is included in accrued payroll and related liabilities. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant.
In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During the first nine months of fiscal 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. The Company did not receive any JSS grants in the first nine months of fiscal 2022.
13.    Restructuring Charges
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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2022 Cost Reduction Plan for the three and nine months ended October 1, 2022 were as follows.

Employee Termination Costs
(In thousands)
Balance at January 1, 2022	$—
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232
Cash payments made	(757)
Non-cash utilization (a)	37

Balance at April 2, 2022	$512
Cash payments made	(179)

Balance at July 2, 2022	$333
Cash payments made	(154)

Balance at October 1, 2022 (b)	$179

(a)	Acceleration of equity awards.
(b)	Liability for employee termination costs is included in accrued payroll and related liabilities.
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including (i) $693,000 in severance and other employee-related costs related to the termination of the Photonics general manager, (ii) $1.2 million in asset impairment charges on the Company’s ROU asset and (iii) $665,000 in accruals for common

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required by EOTECH’s currently anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The Company recorded an asset impairment charge against its ROU asset in the amount of $1.2 million associated with the excess space noted above. The Company recorded a liability to EOTECH in the amount of $665,000, the amount related to common area charges which are not included in the base rental payments or the lease liability on the Company’s condensed consolidated balance sheet. During the first quarter of fiscal 2022, the Company recorded restructuring charges associated with the sale of the Photonics division including $37,000 in severance and other employee-related costs related to the termination of four Photonics employees and $75,000 in stock-based compensation associated with the modification of certain stock-based awards for eighty Photonics employees.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three and nine months ended October 1, 2022 were as follows.

	Employee Termination Costs	Other Exit Costs	Total

	(In thousands)
Balance at January 1, 2022	$358	$665	$1,023
Provision for restructuring charges associated with Photonics divestiture (a)	112	2	114
Cash payments made	(137)	(128)	(265)
Non-cash utilization (b)	(75)	—	(75)

Balance at April 2, 2022	$258	$539	$797

Provision for restructuring charges associated with Photonics divestiture (a)	—	4	4
Cash payments made	(90)	(77)	(167)

Balance at July 2, 2022	$168	$466	$634

Provision for restructuring charges associated with Photonics divestiture (a)	—	5	5
Cash payments made	(77)	(77)	(154)

Balance at October 1, 2022	$91 (c)	$394	$485

(a)	Included in loss from discontinued operations (See Note 2).
(b)	Acceleration of equity awards.
(c)	Liability for employee termination costs is included in accrued payroll and related liabilities.
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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2021 Cost Reduction Plan for the three and nine months ended October 2, 2021 were as follows.

	Three Months Ended October 2, 2021	Nine Months Ended October 2, 2021

	(In thousands)
Beginning balance	$—	$—
Provision for restructuring reserves	276	319
Cash payments made	(276)	(319)

Ending balance	$—	$—

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
California employees. The former employee subsequently added class action claims to his original complaint. The parties participated in a confidential mediation on February 1, 2022, and reached a settlement resolving the case. We are awaiting approval of the settlement by the court. Payment on the claims is expected to be made in the first quarter of 2023. The settlement effectively extinguishes the Quiusky v. Intevac, Inc., et al lawsuit. The settlement includes the dismissal of all claims against the Company and related parties in the Quiusky lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Company. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Company resulting in the full $1.0 million settlement expense being recognized in the fourth quarter of fiscal 2021.
15.    Related Party Transaction
A member of the Company’s Board of Directors, Mark Popovich, rendered professional services to the Company, at a rate of $3,125 per week plus expenses commencing May 23, 2022. The Company incurred charges of approximately $41,000 and $60,000, respectively, associated with the professional services arrangement with Mr. Popovich for the three and nine months ended October 1, 2022.
16.    Acquisition of Hia, Inc.
On August 26, 2022 (the “Closing Date”), the Company completed the acquisition of Hia, a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house
and to protect our technology and product quality while continuing to improve our products. Pursuant to the Stock Purchase Agreement, dated August 26, 2022, between the Company, Hia and the other parties thereto, the Company paid an aggregate purchase price of $700,000 to Hia’s stockholders on the Closing Date. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The Company is also obligated pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. Transaction costs incurred in connection with the Hia acquisition totaled $63,000, which are included as a component of the purchase price paid in connection with the Hia acquisition.
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. Upon recognition, the amount is included in the measurement of the acquired asset. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense for the three and nine months ended October 1, 2022 was $8,000.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Hia acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Hia will carryover. As a result, there is no step-up
to fair value of the underlying tax bases of the acquired net assets in connection with the Hia acquisition. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” requires the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As goodwill is not recognized in an asset acquisition, recognizing deferred tax assets or liabilities for temporary differences in an asset acquisition results in adjusting the carrying amount of the acquired assets and liabilities.
The purchase price was allocated to the technology intangible assets and the deferred tax asset and liability as follows:

(In thousands)
Consideration:
Cash payment	$702
Transaction costs	63
Less cash acquired	(2)

Total consideration	763

Assets acquired:
Technology intangible assets	$815
Deferred tax asset	119

Total assets acquired	$934

Liability assumed:
Deferred tax liability	$(171)

$763

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Intevac’s trademarks include the following: “200 Lean®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “oDLC®,” and “TRIO™.”

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

In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi®), and advanced packaging for semiconductor manufacturing.

The following table presents certain significant measurements for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$10,750	$7,998	$2,752	$24,502	$22,605	$1,897
Gross profit	$4,890	$3,350	$1,540	$10,100	$6,491	$3,609
Gross margin percent	45.5%	41.9%	3.6 points	41.2%	28.7%	12.5 points
Loss from operations	$(3,162)	$(3,831)	$669	$(13,246)	$(15,706)	$2,460
Loss from continuing operations	$(3,216)	$(4,096)	$880	$(13,515)	$(15,788)	$2,273
Loss from discontinued operations	$(20)	$(137)	$117	$(394)	$(1,075)	$681
Net loss	$(3,236)	$(4,233)	$997	$(13,909)	$(16,863)	$2,954
Net loss per diluted share	$(0.13)	$(0.17)	$0.04	$(0.55)	$(0.69)	$0.14

Net revenues increased during the third quarter of fiscal 2022 compared to the same period in the prior year primarily due to higher equipment sales to HDD manufacturers. Higher gross margin in the third quarter of fiscal 2022 reflected the higher-margin contribution from HDD upgrades. In September 2022, Intevac entered into a settlement agreement and agreed to refund to EOTECH $200,000 in TSA fees as well as cancel $46,000 in outstanding invoices related to disputed TSA fees. These fees were reported in general and administrative expenses for the three months ended October 1, 2022. The Company reported a smaller net loss for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 due to higher revenues and higher gross margins, offset in part by higher operating costs as a result of higher equity compensation costs and charges associated with the TSA settlement.

Net revenues increased during the first nine months of fiscal 2022 compared to the same period in the prior year primarily due to higher equipment sales to HDD manufacturers, offset in part by lower system sales. We did not recognize revenue on any system sales in the first nine months of fiscal 2022 compared to one MATRIX PVD system for advanced semiconductor packaging recognized in the first nine months of fiscal 2021. Higher gross margin in the first nine months of fiscal 2022 reflects the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Lower gross margin in the first nine months of fiscal 2021 reflected the lower-margin contribution from the first MATRIX PVD system for advanced semiconductor packaging. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. R&D expenses for the first nine months of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. TSA fees were $950,000 for the nine months ended October 1, 2022, of which $23,000 was reported as a reduction of cost of net revenues and $927,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. During the first nine months of fiscal 2021, the Company received $83,000 in government assistance related to COVID-19 from the government of Singapore, of which $56,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. The Company did not receive any such Job Support Scheme grants in the first nine months of fiscal 2022. The Company reported a smaller net loss for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 due to higher revenues and higher gross margins, offset in part by higher operating costs as a result of the realignment effort.

We believe fiscal 2022 will be a challenging year, and Intevac does not expect be profitable in fiscal 2022. Intevac expects that 2022 HDD equipment sales will be similar to 2021 levels. We believe there will be improvements to our HDD equipment sales in the future as we expect a customer to start taking deliveries from the eleven systems in backlog starting in fiscal 2023. However, our operating results and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services.

Updates to the COVID-19 response included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022

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

For the three and nine months ended October 1, 2022, the Company’s expenses included approximately $17,000 and $51,000, respectively, due to costs related to actions taken in response to COVID-19. For the three and nine months ended October 2, 2021, the Company’s expenses included approximately $36,000 and $123,000, respectively, due to costs related to actions taken in response to COVID-19.

Results of Operations

Net revenues

	Three months ended			Nine months ended
	October 1, 2022	October 1, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Net revenues	$10,750	$7,998	$2,752	$24,502	$22,605	$1,897

Revenue for the three months ended October 1, 2022 increased compared to the same period in the prior year as a result of higher sales of technology upgrades, spare parts and service. Revenue for the nine months ended October 1, 2022 increased compared to the same period in the prior year as a result of higher sales of technology upgrades and service, offset in part by lower sales of systems and spare parts. Revenue for the three months ended October 1, 2022 and October 2, 2021 did not include revenue recognized for any systems. Revenue for the nine months ended October 1, 2022 did not include revenue recognized for any systems compared to revenue recognized on one MATRIX PVD system for advanced semiconductor packaging in the first nine months of fiscal 2021.

Backlog

	October 12, 2022	January 1, 2022	October 2, 2021

	(In thousands)
Backlog	$110,397	$24,725	$16,925

Backlog at October 1, 2022 included eleven 200 Lean HDD systems. Backlog at January 1, 2022 included one 200 Lean HDD system. Backlog at October 2, 2021 did not include any 200 Lean HDD systems.

Revenue by geographic region

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

	(In thousands)
United States	$1,377	$220	$3,327	$2,708
Asia	9,273	7,778	21,075	16,047
Europe	100	—	100	3,850

Total net revenues	$10,750	$7,998	$24,502	$22,605

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in the three months ended October 1, 2022 versus the three months ended October 2, 2021, reflected higher HDD upgrade sales, spare parts and service sales. The increase in sales to the U.S. region in the nine months ended October 1, 2022 versus the nine months ended October 2, 2021, reflected higher spare parts and service sales, offset in part by lower HDD upgrade sales. The increase in sales to the Asia region in the three months ended October 1, 2022 versus the three months ended October 2, 2021, reflected higher HDD upgrade sales, spare parts sales and service sales. The increase in sales to the Asia region in the nine months ended October 1, 2022 versus the nine months ended October 2, 2021, reflected higher HDD upgrade sales and service sales, offset in part by lower spare parts sales. Sales to the Asia region in all periods presented did not include any systems. Sales to the Europe region in the nine months ended October 2, 2021 included one MATRIX PVD system for advanced semiconductor packaging.

Gross profit

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands, except percentages)
Gross profit	$4,890	$3,350	$1,540	$10,100	$6,491	$3,609
% of net revenues	45.5%	41.9%		41.2%	28.7%

Cost of net revenues consists primarily of purchased materials and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Gross margin was 45.5% in the three months ended October 1, 2022 compared to 41.9% in the three months ended October 2, 2021 and was 41.2% in the nine months ended October 1, 2022 compared to 28.7% in the nine months ended October 2, 2021. The improvement in the gross margin percentage for the three months ended October 1, 2022 compared to the same period in the prior year was due primarily to higher revenues, the higher-margin contribution from HDD upgrades, and higher factory utilization. The improvement in the gross margin percentage for the nine months ended October 1, 2022 was due primarily to the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Gross margin for the nine months ended October 2, 2021 reflects the lower margin on the first MATRIX PVD system for advanced semiconductor packaging. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Research and development expense	$3,311	$2,908	$403	$10,339	$9,392	$947

Research and development spending during the three months ended October 1, 2022 increased compared to the same period in the prior year primarily due to higher spending on DCP development, offset in part by savings from cost reduction activities completed in the first quarter of fiscal 2022. R&D spending during the nine months ended October 1, 2022 increased compared to the nine months ended October 2, 2021 primarily due to $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort, offset by lower spending on R&D programs.

Selling, general and administrative expense

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Selling, general and administrative expense	$4,741	$4,273	$468	$13,007	$12,805	$202

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended October 1, 2022 increased compared to the three months ended October 2, 2021 due to higher stock-based compensation expenses and a refund of previously-billed TSA fees, offset in part by cost savings as a result of the realignment program implemented in the first quarter of fiscal 2022. In September 2022, Intevac entered into a settlement agreement and agreed to refund to EOTECH $200,000 in TSA fees as well as cancel $46,000 in outstanding invoices related to disputed TSA fees. Selling, general and administrative expense for the nine months ended October 1, 2022 increased compared to the nine months ended October 2, 2021 as one-time severance charges associated with the realignment effort, higher stock-based compensation expenses, and higher legal and consulting fees were offset in-part by lower variable compensation expenses and TSA reimbursements. Selling, general and administrative expense for the nine months ended October 1, 2022, is net of $950,000 in TSA fees earned since the Photonics divestiture. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services.

Cost reduction plans

In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several R&D programs and product offerings. As part of this re-alignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi®), and advanced packaging for semiconductor manufacturing. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 cost reduction plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis.

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

Interest income and other income (expense), net

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Interest income and other income (expense), net	$413	$25	$388	$723	$75	$648

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense such as gains and losses on sales of fixed assets.

Interest income and other income (expense), net in the three months ended October 1, 2022 included $398,000 of interest income on investments, various other income of $2,000, and $13,000 of foreign currency gains. Interest income and other income (expense), net in the nine months ended October 1, 2022 included $573,000 of interest income on investments, various other income of $30,000 and $120,000 of foreign currency gains. Interest income and other income (expense), net in the three months ended October 2, 2021 included $4,000 of interest income on investments, various other income of $4,000, and $18,000 of foreign currency gains. Interest income and other income (expense), net in the nine months ended October 2, 2021 included $31,000 of interest income on investments, various other income of $28,000 and $16,000 of foreign currency gains. The increase in interest income in the three and nine months ended October 1, 2022 compared to the same periods in the prior year resulted from higher invested balances and higher interest rates.

Provision for income taxes

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Provision for income taxes	$467	$290	$177	$992	$157	$835

Intevac recorded income tax provisions of $467,000 and $992,000 for the three and nine months ended October 1, 2022, respectively, and income tax provisions of $290,000 and $157,000 for the three and nine months ended October 2, 2021, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended October 1, 2022, Intevac recorded an income tax provision on earnings of $392,000 and $756,000, respectively, of its international subsidiaries. The tax provisions for the three and nine months ended October 1, 2022 are net of a tax benefit recorded for the partial release of the U.S.

valuation allowance in the amount of $52,000 due to the acquired intangibles of Hia. The decrease in the valuation allowance, which was recorded as a discrete income tax benefit, was due to such acquired intangible assets having no tax basis. This required the Company to record a deferred tax liability, which served as a source of taxable income to realize the existing deferred tax assets of the Company. For the three and nine months ended October 1, 2022, Intevac recorded $127,000 and $285,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three months ended October 2, 2021, Intevac recorded an income tax provision on earnings of its international subsidiaries of $179,000. For the nine months ended October 2, 2021, Intevac recorded an income tax benefit of $29,000 on losses of its international subsidiaries. For the three and nine months ended October 2, 2021, Intevac recorded $111,000 and $183,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carry-forwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2022 and fiscal 2021 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

Loss from discontinued operations, net of taxes

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	Change over prior period	October 1, 2022	October 2, 2021	Change over prior period

	(In thousands)
Loss from discontinued operations, net of taxes	$20	$137	$(117)	$394	$1,075	$(681)

The loss from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Loss from discontinued operations for the three months ended October 1, 2022 includes stock based compensation associated with 16 mutual employees of both the Company and the Buyer that are assisting in the assignment and novation of all government contracts and to sponsor the Buyer’s facility clearance from the Defense Counterintelligence and Security Agency of the U.S. government. Loss from discontinued operations for the nine months ended October 1, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to the Buyer, severance for several employees that were not hired by the Buyer, stock-based compensation expense associated with the acceleration of stock awards, contract termination costs associated with software maintenance agreements, settlement of the net working capital adjustment and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit. Loss from discontinued operations for the three and nine months ended October 2, 2021 represents the loss from the Photonics division, net of tax.

Liquidity and Capital Resources

At October 1, 2022, Intevac had $124.9 million in cash, cash equivalents, restricted cash and investments compared to $121.2 million at January 1, 2022. During the first nine months of fiscal 2022, cash, cash equivalents, restricted cash and investments increased by $3.7 million due primarily to cash generated in operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, partially offset by purchases of fixed assets, cash used in the acquisition of Hia and tax payments on net share settlements.

Cash, cash equivalents, restricted cash and investments consist of the following:

	October 1, 2022	January 1, 2022

	(In thousands)
Cash and cash equivalents	$71,776	$102,728
Restricted cash	786	786
Short-term investments	31,009	10,221
Long-term investments	21,310	7,427

Total cash, cash equivalents, restricted cash and investments	$124,881	$121,162

Operating activities generated cash of $3.8 million during the first nine months of fiscal 2022 and used cash of $40,000 during the first nine months of fiscal 2021.

Accounts receivable totaled $11.2 million at October 1, 2022 compared to $14.3 million at January 1, 2022. Net inventories totaled $18.1 million at October 1, 2022 compared to $5.8 million at January 1, 2022 due to increased manufacturing activities. Accounts payable increased to $6.9 million at October 1, 2022 from $5.3 million at January 1, 2022. Accounts payable at January 1, 2022 included a payable of $2.0 million as a commission to the investment banker for the Photonics sale. Accrued payroll and related liabilities decreased to $3.7 million at October 1, 2022 compared to $5.5 million at January 1, 2022 due primarily to the settlement of 2021 bonuses. Other accrued liabilities increased to $4.9 million at October 1, 2022 compared to $3.7 million at January 1, 2022 primarily due to higher deferred revenue balances. Customer advances increased from $2.1 million at January 1, 2022 to $23.5 million at October 1, 2022 primarily as a result of new orders.

Investing activities used cash of $36.8 million during the first nine months of fiscal 2022. Purchases of investments net of proceeds from sales of investments totaled $34.6 million. Capital expenditures for the nine months ended October 1, 2022 were $1.4 million.

During the nine months ended October 1, 2022, the Company acquired the outstanding shares of Hia. The Company paid $700,000 on the acquisition date. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which is estimated to be up to $500,000, and a royalty arrangement. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. Transaction costs incurred in connection with the Hia acquisition totaled $63,000.

Financing activities generated cash of $2.5 million in the first nine months of fiscal 2022. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans generated cash of $2.9 million. Tax payments related to the net share settlement of restricted stock units were $358,000.

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

As of October 1, 2022, approximately $44.8 million of cash and cash equivalents and $3.3 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration obligations, settlement of the PAGA litigation and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2022 are projected to be approximately $3.7 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of October 1, 2022. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

For a description of critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the SEC on February 17, 2022. There have been no material changes to our critical accounting policies during the nine months ended October 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of October 1, 2022.

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

From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business. For a description of our material pending legal proceedings, see Note 14 “Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. See also “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At October 1, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended October 1, 2022.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Offer letter, effective as of October 6, 2022, between Intevac and Mark Popovich*

10.2	Change in Control Agreement, effective as of October 6, 2022, between Intevac and Mark Popovich*

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 12, 2022.
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

INTEVAC, INC.

Date: November 3, 2022	By:	/s/ NIGEL HUNTON
Nigel Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)