Form 10-K
period 2022-12-31
INTEVAC INC
filed 2023-02-16
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of July 2, 2022, the aggregate market value of voting and non-voting
stock held by
non-affiliates
of the registrant was approximately $120,272,558 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date).
Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 13, 2023, 25,798,071 shares of the registrant’s

Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K.

INTEVAC, Inc.

Index to the Form 10-K

For the Fiscal Year Ended December 31, 2022

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

Overview

Founded in 1991, Intevac is a leading provider of thin-film process technology and manufacturing platforms for high-volume manufacturing environments. As a long-time supplier to the hard disk drive (“HDD”) industry, over the last 20 years we have delivered over 180 of our industry-leading 200 Lean® systems, which currently represent the majority of the world’s capacity for HDD disk media production. Today, we believe that all of the technology upgrade initiatives for next-generation media for the HDD industry, along with planned media capacity additions over the next several years, are being deployed on our

200 Lean platform. With over 30 years of leadership in designing, developing, and manufacturing high-productivity, thin-film processing systems, we also are leveraging our technology and know-how for additional applications, such as protective coatings for the display cover panel (“DCP”) glass market.

Intevac also previously designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries.

HDD Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 65% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology, Western Digital Corporation and its wholly-owned subsidiary HGST.

HDDs are a primary storage medium for digital data in enterprise nearline “cloud” applications, enterprise performance and surveillance applications, and, to a lesser extent, in personal computers (“PCs”). Intevac believes that HDD media unit shipments will grow over time, driven by continued high growth rates in digitally-stored data, by the slowing of areal density improvements, by the increase in demand for nearline drives for cloud storage, by the continuing increases in the HDD tie ratio (the average number of disks per hard drive), and by new and emerging applications. The projected growth rates for digitally-stored data on HDDs exceed the rate of areal density improvements, at the same time as the tie ratio is increasing, which results in demand for magnetic disks outpacing HDD units.

In recent years HDD media units have been negatively impacted by an overall decline in desktop PC units, the adoption of solid state drives (“SSDs”) in desktops, as well as laptops and other mobile devices, and the transition to centralized storage. Although the HDD industry continues to expect growth in the nearline data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has resulted in lower HDD shipments in recent years. However, Intevac continues to believe that long-term demand for hard disks required for high capacity HDDs will increase, driven by growth in demand for digital storage, a slowing growth rate in areal density improvements, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial shipments of HAMR and EAMR-based HDDs began in 2020. Intevac believes that leading manufacturers of magnetic media that are using Intevac systems will continue to advance these new technologies, which we expect will create a significant market opportunity for Intevac to develop and install the HDD system upgrades that will be required by these new technologies.

For example, from late 2021 through the first half of 2022, Intevac received orders for approximately $70 million in 200 Lean HDD systems, which were intended to expand our customers’ media manufacturing capacity. With the slowing of HDD unit demand that occurred beginning in mid-2022, our customers elected to accelerate deployment of HAMR system upgrades during this period of lower capacity utilization, and at the same time elected to spread their expected media capacity additions more ratably over the next two- to four-year period. Our HDD revenues through the 2023 timeframe are expected to consist primarily of HDD upgrades, spares and field service.

DCP Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronics products including smartphones, foldable devices, smartwatches, wearable devices, tablet PCs, gaming systems, digital cameras, automotive infotainment systems, point-of-sale devices, and digital signage. In 2022, approximately 1.2 billion smartphones, 516 million smart watches, and 457 million tablet PCs were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.4 billion units will ship in 2026.

DCPs are typically made of tempered glass, such as soda-lime or aluminosilicate, or other materials such as sapphire, glass-ceramic and colorless polyimide. The primary function of the DCP is to provide a clear protective interface to the display it protects. In many cases, the DCP is treated with various coatings to enhance its protective performance as well as for clarity, readability and touch sensitivity. The types of coatings typically found on DCPs of electronic devices include: Scratch Protection (“SP”) coatings, Anti-Reflection (“AR”) coatings, Anti-Fingerprint (“AF”) and Non-Conductive Vacuum Metallization (“NCVM”) coatings.

SP coatings generally consist of hard thin films deposited onto the surface of the DCP. Their primary function is to provide enhanced protection against the incidence of scratch, but they can also provide greater breakage resistance. Intevac developed its own SP coating for DCP applications, utilizing its production-proven carbon film technology that is also used on HDD media. This coating provides a hard protective layer which significantly improves the DCP’s resistance to scratches and breakage. Intevac expects that the adoption of AR and NCVM coatings on mobile devices will create an increased need for SP coatings and provide a significant demand opportunity for ultra-durable protective glass coatings.

AR coatings enable greater light transmission though the DCP by reducing the light reflected by the surface back to the user’s eye. This allows the user to more easily read the display and reduces the required power needed to display the image which results in extending the battery life. A significant drawback to using AR coatings is their susceptibility to scratch. AR coatings are typically soft and must be applied to the outer surface of the DCP. These coatings generally scratch easily, and as such, smartphone manufacturers have been reluctant to implement AR coatings on their products. Intevac believes its DCP systems and applications of various protective thin film technologies to create ultra-durable AR coatings could represent a significant market opportunity.

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

In March 2022, as part of Intevac’s restructuring program and realignment effort, the Company ceased pursuing several DCP projects and instead started a focused effort to develop a new, modular platform that can be configured to handle a variety of form factors, including two-dimensional (“2D”) and three-dimensional (“3D”) shapes and both small and large surface area substrates. This platform was introduced as TRIO™ in March 2022.

TRIO is a flexible, horizontal deposition tool platform that evolved from Intevac’s decades of experience in delivering high-performance, cost-effective equipment for both the HDD and solar markets. TRIO leverages Intevac’s materials science and coating equipment technology to deposit SP and AR coatings with enhanced durability for all types of mobile consumer devices, as well as auto display glass. The TRIO platform contains proprietary, patent-protected components and automation that allow fast, precise deposition of coatings with superior adhesion, hardness, strength, and optical properties.

In December 2022, the Company announced it had entered a joint development agreement with a major provider of glass and glass ceramic materials, which provides the glass manufacturer with exclusive access to TRIO for consumer device applications for a period of five years, provided it meets the minimum system purchase requirements of the agreement, which is estimated at a value of approximately $100 million. Intevac expects to continue to develop additional customer relationships for TRIO for other glass coating applications, such as in the automotive and point-of-sale display markets.

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
HDD Equipment Market

200 Lean® Disk Sputtering System

•  Uses physical vapor deposition (“PVD”) and chemical vapor deposition (“CVD”) technologies.

•  Deposits magnetic films, non-magnetic films and protective carbon-based overcoats.

•  Provides high-throughput for small-substrate processing.

•  Over 180 units installed.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.

DCP Market

TRIO

•  Uses proprietary sputtering technology for multiple film types.

•  Allows for precise deposition of thin film layering to manage film stress.

•  Uses patented deposition systems and designs.

•  Modular design enables expandability.

•  Can operate at low vacuum pressure and temperature, allowing coating of a variety of substrate types.

•  Can coat both 2D and 3D substrates of different sizes with high precision control of resultant performance.

Recent Changes to Business Strategy

Prior to March 2022, Intevac designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries, including PV solar cell ion implantation products and a specific type of deposition equipment for semiconductor fan-out packaging applications (INTEVAC MATRIX PVD).

In March 2022, the Company approved and implemented a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products within these industries. The products Intevac ceased offering in March 2022 include the following:

TFE Products	Applications and Features
DCP Market

INTEVAC VERTEX® System

•  Utilizes vertical sputtering for multiple film types.

•  Provides high-throughput for small-substrate processing.

•  Uses patented carbon deposition source.

•  Modular design enables expandability.

•  Enables low-temperature processing.

INTEVAC VERTEX® Spectra System

•  Extension of the VERTEX system.

•  Incorporates multiple source technologies in a single system.

•  Uses proprietary ion beam processing for deposition and etching.

•  Enables unique patterned NCVM and hard AR coatings

INTEVAC VERTEX® Marathon System	• Versatile platform for high volume manufacturing of multi-step, multi-layer optical coatings. • Enables diverse coatings - DiamondClad, patterned NCVM and AR films.

Solar PV Market

ENERGi® Implant System	• Supports both phosphorus and boron dopant technologies. • Extendable to new advanced solar cell structures.

TFE Products	Applications and Features

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

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2022 and 2021.

	2022	2021
Seagate Technology	80%	60%
Western Digital Corporation	18%	25%
Amkor Technology, Inc.	*	10%

* Less than 10%

Our reliance on sales to relatively few customers has increased with the disposition of our Photonics business, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future, particularly as we realign our operations to focus on the HDD and DCP markets.

Foreign sales accounted for 87% of revenue in fiscal 2022 and 90% of revenue in fiscal 2021. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Showa Denko, and vertically integrated HDD manufacturers, such as Seagate Technology, Western Digital Corporation and HGST. Intevac’s DCP equipment customers include DCP manufacturers, such as Truly Opto-electronics. In December 2022, the Company entered a joint development agreement with a major provider of glass and glass ceramic materials for our TRIO platform. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Portugal and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac’s products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the HDD equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac faces competition in the DCP market from optical coating equipment manufacturers such as Optorun, Shincron and Hongda, glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, or other equipment companies, chemical companies or the display cover plate manufacturers themselves that may offer competing protective coatings including DLC, NCVM and AR. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac.

Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors, with enhanced products may enter the markets that Intevac currently serves.

Prior to the implementation of its restructuring program in March 2022, Intevac also faced competition from large established global competitors in the PV equipment market including Centrotherm Photovoltaics, Jusung, Kingstone, Von Ardenne and Belight Technology and competitors for PVD processes in the fan-out packaging market such as SPTS Technologies (a KLA company), Evatec AG, ULVAC Technologies, Inc., Tango Systems, Inc. (an Applied Materials company) and ASM NEXX, Inc.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of December 31, 2022, we had 166 employees, including 12 contract employees. Approximately 52% of our employees are located in the United States and 48% are located in Asia. Of our total workforce, 43 employees are involved in research and development; 81 employees are involved in operations, manufacturing, service and quality assurance; and 42 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions.

Core Principles

Our core values are integral to our Company culture. We pride ourselves in providing a safe and positive work environment where mutual respect and ethical conduct is a core value. We believe in continuous learning and professional development and provide employees with opportunities to grow.

Community Involvement

Our employees are committed to making a difference in the community by actively volunteering and fundraising for many charities, including the American Cancer Society, Second Harvest, Humane Society, Make-a-Wish Foundation, and Salvation Army.

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

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained engineering, manufacturing and operating personnel. The average tenure of our employees is 10.0 years in the United States and 9.1 years in Asia.

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

Management Team

We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer has more than 25 years of industry experience. He is supported by an experienced and talented professional team.

Training and Talent Development

We are committed to the continued development of our employees. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. We are committed to identifying and developing the talents of our next generation leaders. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. We also provide technical, professional and leadership training to our employees. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning opportunities. In 2022, the Company initiated a leadership training program. Approximately 50 employees globally participated in the leadership training program at a cost of approximately $2,800 per employee. The Company plans to increase the number of employees participating in this program in 2023 by 50%.

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

Information about our Executive Officers

Certain information about our executive officers and other key officers as of February 16, 2023 is listed below:

Name	Age	Position
Executive Officers:
Nigel D. Hunton	60	President and Chief Executive Officer
James Moniz	64	Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer
John Dickinson	55	Vice President of Operations
Other Key Officers:
Samuel Harkness	57	Vice President of Product Development and Technology
Mark Popovich	60	Vice President of Business Development
Eva Valencia	59	Vice President of Sales

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

Mr. Dickinson joined Intevac as Vice President of Operations in August 2022. Mr. Dickinson previously served as Director, Mechanical Engineer within the ICAPS group (encompassing chips for IoT, communications, automotive, power, and sensors) of Applied Materials, Inc. from April 2021 to August 2022. From January 2018 to April 2021, Mr. Dickinson served as Managing Director of the Livermore Business Unit of Ferrotec USA. From 2012 until April 2018, Mr. Dickinson served as Applications Engineering Director, Distinguished Member of the Technical Staff at Applied Materials, Inc. From 1995 to 2012, Mr. Dickinson held various management and engineering roles at the Edwards Group. Mr. Dickinson holds a MS in Mechanical Engineering and Materials from the University of London.

Dr. Harkness has served as Vice President of Product Development and Technology since May 2022. Dr. Harkness re-joined Intevac in October 2018 as a Senior Member of the Technical Staff and accepted increasing responsibility leadership positions to include his current role. From 2014 to 2018, Dr. Harkness served as Founder and President of HIA, Inc., a magnetron development company that was acquired by Intevac in August 2022. In 2013 to 2014, Dr. Harkness was a Technologist for Veeco Instruments, a global capital equipment company. From 2012 to 2013, Dr. Harkness was Device Physicist for Plextronics Inc., a start-up venture in OLED solution processing. From 1998 to 2009, Dr. Harkness held various technical leadership roles at Seagate Technology in the component development organization for hard disk drive products. From 2010 to 2012 and from 1996 to 1998, Dr. Harkness held various management and engineering roles at Intevac. Dr. Harkness holds a Ph.D. and a BS in material science and engineering from the University of Florida.

Mr. Popovich joined Intevac as Vice President of Business Development in October 2022. From February 2018 to November 2022 Mr. Popovich served as a director of Intevac. Beginning in March 2022, Mr. Popovich has served as an independent industry consultant to semiconductor and display-related companies, and from May 2022 to October 2022, provided professional services to Intevac related to business development activities in its equipment growth initiatives. From November 2017 to February 2022, Mr. Popovich served as the Chief Executive Officer of 3D Glass Solutions, a privately-held company producing glass-based system-on-chip and system-in-package. In 2017, Mr. Popovich was the Chief Strategy Officer of Semblant, Inc., a start-up specializing in waterproof nano-coatings for consumer electronics products. From 2013 until 2017, Mr. Popovich held corporate vice president positions at Henkel Corporation, a multi-national chemical and consumer goods company. From 2002 until 2013, Mr. Popovich served as general manager, vice president at Amkor Technology, an outsourced provider in the semiconductor assembly and packaging industry. From 1996 until 2002, Mr. Popovich served as a director at ChipPAC Inc, a semiconductor company. Mr. Popovich holds a BS in Ceramic Science & Engineering from Pennsylvania State University.

Ms. Valencia joined Intevac as Vice President of Sales in November 2022. From August 2021 to November 2022, Ms. Valencia served as Senior Director, Semiconductor Sales at MKS Corporation, a provider of semiconductor manufacturing, advanced electronics and specialty industrial application products. From July 2019 to August 2021, Ms. Valencia served as Vice President at Photon Control Inc., a provider of optical sensors and systems to the semiconductor equipment industry. From March 2013 to July 2019, Ms. Valencia was Sales Director at Ferrotec (USA) Corporation, an electronics component manufacturing company. From 2011 until 2013, Ms. Valencia was Western Regional Sales Manager at Maine Machine, a manufacturer of high tolerance precision machined components and assemblies. From 2008 until 2011, Ms. Valencia served as Key Account Manager at Entegris Corporation, a provider of advanced materials and materials handling solutions for semiconductor manufacturing processes. From 2006 until 2008, Ms. Valencia served as Western Regional Sales Manager at SUSS MicroTec Inc., a supplier of equipment and process solutions for the semiconductor industry and adjacent markets such as advanced packaging, microelectromechanical systems (MEMS) and light emitting diode (LED). Ms. Valencia holds a BS in Biology from Notre Dame de Namur University.

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

Trademarks

Intevac’s trademarks include the following: “200 Lean®,” “DiamondClad®,” “ENERGi®,” “INTEVAC LSMA®,” “INTEVAC MATRIX®,” “oDLC®,” and “INTEVAC TRIO™”

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in 2019, 2020 and 2021 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021 and 2022) systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2023 will be at levels similar to the levels in 2022.

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

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products and manage product inventory in an effective and efficient manner.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers before orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (1) an increase or decrease in customer demand for our products; (2) a failure to accurately forecast consumer acceptance for our new products such as the TRIO platform; (3) product introductions by competitors; (4) unanticipated changes in general market conditions or other factors (for example, because of effects on inventory supply and consumer demand caused by high inflation rates or other adverse macroeconomic conditions); (5) the uncertainties and logistical challenges that accompany operations on a global scale; and (6) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, civil unrest, riots or insurrections, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), including the severity and transmission rates of new variants, which could adversely affect customer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices, which could harm our gross margin. In addition, if we underestimate the demand for our products, we may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products, therefore impacting our ability to recognize revenue, generate lost sales, and cause damage to our reputation and relationships with our customers. Inaccurate forecasts may also adversely impact our ability to prepare forward-looking statements and meet investor expectations.

Challenges in forecasting demand can also make it difficult to estimate future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products or manage product inventory in an effective and efficient manner could adversely impact our results of operations and cause us not to achieve our expected financial results.

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

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. Our reliance on sales to relatively few customers has increased with the disposition of our Photonics business, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future, particularly as we realign our operations to focus on the HDD and DCP markets. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts can lead to extreme variability in our revenue and financial results from period to period.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our TRIO coating platform for DCP. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the display cover glass market. Our expansion into the cover glass market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, to successfully develop cost effective products to address the market or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

We could be involved in litigation.

From time to time, we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims and customer disputes. For example, we recently settled an action against us under the Private Attorneys General Act (“PAGA”) for $1.0 million. Litigation is expensive, subjects us to the risk of significant damages and requires significant management time and attention and could have a material and adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 31, 2022, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If Intevac fails to maintain effective internal control over financial reporting; or our management does not timely assess the adequacy of such internal control, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Market Information

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 16, 2023, there were 73 holders of record.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. Intevac did not make any common stock repurchases during the three months ended December 31, 2022. At December 31, 2022, $10.4 million remains available for future stock repurchases under the repurchase program.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Intevac’s business and results of operations. This MD&A should be read in conjunction with Intevac’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10- K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A includes the following sections:

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

In March 2022, the Company approved and implemented a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products within these industries.

Fiscal Year	2022	2021	Change 2022 vs. 2021
	(in thousands, except percentages and per share amounts)
Net revenues	$35,761	$38,524	$(2,763)
Gross profit	$15,086	$7,067	$8,019
Gross margin percent	42.2%	18.3%	23.9 points
Operating loss	$(16,512)	$(22,476)	$5,964
Net loss from continuing operations	$(16,754)	$(23,057)	$6,303
Net income (loss) from discontinued operations, net of tax	$(321)	$49,677	$(49,998)
Net income (loss)	$(17,075)	$26,620	$(43,695)
Net income (loss) per basic and diluted share	$(0.68)	$1.09	$(1.77)

Fiscal 2021 financial results reflected a challenging environment. In fiscal 2021, we recognized revenue on our first MATRIX PVD system for ASP and sold the Photonics division and recognized a gain of $54.3 million and received cash of $70 million upon the closing of the transaction. Fiscal 2021 financial results for our continuing operations reflected a challenging environment as we did not recognize revenue on any 200 Lean HDD systems. During fiscal 2021, we recorded an $8.4 million inventory valuation write-down primarily related to our solar and Vertex inventory due to business conditions and lack of demand. During fiscal 2021, we received $83,000 in government assistance related to COVID-19 from the government of Singapore, of which $56,000 was reported as a reduction of cost of net revenues, $10,000 was reported as a reduction of R&D expenses and $17,000 was reported as a reduction of selling, general and administrative expenses. During fiscal 2021, we did not recognize an income tax benefit on our U.S. net operating loss.

Fiscal 2022 financial results reflected a continued challenging environment as HDD equipment sales were at similar levels to fiscal 2021, and we did not recognize revenue on any 200 Lean HDD systems. Higher gross margin in fiscal 2022 reflects the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. R&D expenses for fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. TSA and shared service fees were $989,000 for fiscal 2022, of which $23,000 was reported as a reduction of cost of net revenues and $966,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. The Company did not receive any government assistance related to COVID-19 from the government of Singapore in fiscal 2022. During fiscal 2022, we did not recognize an income tax benefit on our U.S. net operating loss.

We believe fiscal 2023 will continue to be a challenging year, and Intevac does not expect be profitable in fiscal 2023. Intevac expects that 2023 HDD equipment sales will be similar to 2022 levels. We believe there will be improvements to our HDD equipment sales in the future as we expect a customer to start taking deliveries from the eleven systems in backlog starting in fiscal 2023. In fiscal 2023, we expect to begin recognizing revenue from our TRIO platform as the product completes qualifications and follow on production shipments. However, our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services.

The Impact of COVID-19

The impact of COVID-19, including changes in consumer behavior, pandemic fears, and market downturns, as well as restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Although COVID-19 vaccines are now broadly distributed and administered, there remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic. As new strains of COVID-19 develop, the continued impacts to our business could be material to our fiscal 2023 results. Further, the impacts of inflation and interest rate fluctuations on our business and the broader economy, which may continue to be exacerbated by the economic recovery from the COVID-19 pandemic, may also impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures.

In Singapore, Intevac received government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS was to provide wage support to employers to help them retain their local employees. Under the JSS, Intevac received $83,000 in JSS grants in fiscal 2021. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we deferred the payment of the employer portion of payroll taxes in fiscal 2020 and received tax benefits from the employee retention tax credit. We repaid the first installment of the deferred payroll taxes at the end of fiscal 2021 and the second installment of the deferred payroll taxes at the end of fiscal 2022.

During both fiscal 2022 and fiscal 2021, the Company’s expenses included approximately $67,000 and $159,000, respectively, due to costs related to actions taken in response to COVID-19.

Results of Operations

Net revenues

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Total net revenues	$35,761	$38,524	$(2,763)

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs, and advanced semiconductor packaging and related equipment.

The decrease in revenues in fiscal 2022 versus fiscal 2021 was due primarily to lower systems sales and lower service and spare parts sales, offset in part by higher technology upgrade sales. In fiscal 2022, we recognized revenue on technology upgrades, service and spare parts. In fiscal 2021, we recognized revenue on one MATRIX PVD system for ASP, technology upgrades, service and spare parts. Since implementing our restructuring program, we expect to see declining revenue from our PV cells, ASP products and equipment.

Backlog

	December 31, 2022	January 1, 2022
	(in thousands)
Total backlog	$121,743	$24,725

Backlog at December 31, 2022 included eleven 200 Lean HDD systems. Backlog at January 1, 2022 included one 200 Lean HDD system. From late 2021 through the first half of 2022, Intevac received orders for approximately $70 million for eleven 200 Lean HDD systems, intended to expand our customers’ media manufacturing capacity. With the slowing of HDD unit demand that occurred beginning in mid-2022, our customers elected to accelerate deployment of HAMR system upgrades during this period of lower capacity utilization, and at the same time elected to spread their expected media capacity additions more ratably over the next two- to four-year period. Our HDD revenues through the 2023 timeframe are expected to consist primarily of HDD upgrades, spares and field service. On December 31, 2022, we had $121.7 million of backlog and expect to recognize as revenue: 38% in 2023, 21% in 2024, 0% in 2025 and 41% in 2026.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2022 and 2021.

	2022	2021
Seagate Technology	80%	60%
Western Digital Corporation	18%	25%
Amkor Technology, Inc.	*	10%

*	Less than 10%

Revenue by geographic region

	Fiscal Year
	2022	2021
	(in thousands)
United States	$4,558	$3,670
Asia	31,103	31,004
Europe	100	3,850

Total net revenues	$35,761	$38,524

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in fiscal 2022 versus fiscal 2021, reflected higher HDD upgrade, spare parts and service sales. The increase in sales to the

Asia region in fiscal 2022 versus fiscal 2021, reflected higher HDD upgrade sales offset in part by lower spare parts and service sales. Sales to the Asia region in all periods presented did not include any systems. Sales to the Europe region in fiscal 2021 included one MATRIX PVD system for advanced semiconductor packaging.

Gross margin

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands, except percentages)
Total gross profit	$15,086	$7,067	$8,019
% of net revenues	42.2%	18.3%

Cost of net revenues consists primarily of purchased materials and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, provisions for inventory reserves and scrap.

Gross margin was 42.2% in fiscal 2022 compared to 18.3% in fiscal 2021. Fiscal 2022 gross margins improved over fiscal 2021 primarily due to lower inventory write downs. The improvement in the gross margin percentage for fiscal 2022 was due primarily to the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Fiscal 2021 gross margin reflected an $8.4 million inventory valuation write-down primarily related to our solar and Vertex inventory, as well as a lower margin on the first MATRIX PVD system for ASP. As part of the 2022 realignment effort, the Company no longer offers the MATRIX PVD system for ASP. Gross margins will continue to vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Research and development expense	$13,722	$12,176	$1,546

Research and development expense consists primarily of salaries and related costs of employees engaged in, and prototype materials used in ongoing research, design and development activities for DCP manufacturing equipment, HDD disk sputtering equipment, PV cell manufacturing equipment and semiconductor Fan-out equipment. As part of this realignment effort, in March 2022, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries.

Research and development spending in fiscal 2022 increased compared to fiscal 2021 due to higher spending on DCP development, offset in part by lower spending on HDD, semiconductor Fan-out and PV development. R&D spending during fiscal 2022 includes $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort.

Selling, general and administrative

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Selling, general and administrative expense	$17,876	$17,367	$509

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD disk sputtering products in Asia are made through Intevac’s direct sales force. Intevac has offices in Singapore, Malaysia and China to support Intevac’s customers in Asia.

Selling, general and administrative expenses increased in fiscal 2022 over the amount spent in fiscal 2021 due to higher variable compensation expenses, higher stock compensation expenses, higher consulting expenses, increased travel expenses and by one-time severance charges associated with the realignment effort, offset in part by lower legal expenses, cost savings as a result of the restructuring program implemented in the first quarter of fiscal 2022 and TSA reimbursements. Selling, general and administrative expense in fiscal 2022 is net of $966,000 in TSA and shared services fees earned since the Photonics divestiture. The agreed-upon charges for such services are generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA was substantially concluded in the second quarter of fiscal 2022. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement to share certain building maintenance costs. Selling, general and administrative expenses in fiscal 2021 included the $1.0 million accrual for settlement of the PAGA lawsuit which was paid on January 20, 2023.

Cost reduction plans

During the first quarter of 2022, the Company implemented a restructuring program (the “2022 Cost Reduction Plan”) to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several R&D programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products in these industries. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Substantially all cash outlays in connection with the 2022 Cost Reduction Plan were completed in the fourth quarter of fiscal 2022. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis.

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

Interest income and other income (expense), net

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Interest income and other income (expense), net	$1,085	$(6)	$1,091

Interest income and other income (expense), net in fiscal 2022 included $1.2 million of interest income on investments, other income of $31,000 offset in part by $186,000 of foreign currency losses. Interest income and other income (expense), net in fiscal 2021 included $29,000 of interest income on investments, other income of $30,000 offset in part by $65,000 of foreign currency losses. The increase in interest income in 2022 over 2021 reflected higher invested balances and higher interest rates on Intevac’s investments.

Provision for income taxes

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Provision for income taxes	$1,327	$575	$752

Intevac’s effective tax rate from continuing operations was (8.6%) for fiscal 2022 and (2.6%) for fiscal 2021 and we recorded income tax expense of $1.3 million in fiscal 2022 and $575,000 in fiscal 2021. The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2022 and fiscal 2021 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

In fiscal 2021, we did not recognize income tax expense on the gain from the sale of Photonics. The gain for federal purposes was offset by net operating losses. In California, we used tax credits to offset the tax due on the gain.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, and our ability to project such income. We maintain a full valuation allowance for our U.S. deferred tax assets due to uncertainty regarding their realization as of December 31, 2022.

Discontinued operations

	Fiscal Year		Change 2022 vs. 2021
	2022	2021
	(in thousands)
Income (loss) from discontinued operations, net of tax	$(321)	$49,677	$(49,998)

Income (loss) from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. The loss from discontinued operations in fiscal 2022 decreased to a net loss of $321,000 as compared to income of $49.7 million in fiscal 2021. The loss from discontinued operations for fiscal 2022 includes salaries and wages and employee benefits up to and including January 4, 2022, the date when employees were conveyed to EOTECH, severance for several employees that were not hired by EOTECH, stock-based compensation expense associated with the acceleration of stock awards, contract termination costs associated with software maintenance agreements, settlement of the net working capital adjustment and incremental legal expenses associated with the divestiture, offset in part by a stock-based compensation divestiture-related forfeiture benefit. Discontinued operations in fiscal 2021 included the gain on the sale of the Photonics business of $54.3 million, partially offset by the loss from the Photonics division, net of tax, which included $2.6 million of asset impairment and restructuring charges related to impairment on the right-of-use (“ROU”) asset, lease exit costs associated with a rent subsidy provided to EOTECH and employee termination costs.

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

Liquidity and Capital Resources

At December 31, 2022, Intevac had $112.8 million in cash, cash equivalents, restricted cash and investments compared to $121.2 million at January 1, 2022. During fiscal 2022, cash, cash equivalents, restricted cash and investments decreased by $8.3 million due primarily to cash used by operating activities, purchases of fixed assets, the acquisition of Hia, Inc. and tax payments related to the net share settlement of restricted stock units offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	December 31, 2022	January 1, 2022
	(in thousands)
Cash and cash equivalents	$68,904	$102,728
Restricted cash	786	786
Short-term investments	25,541	10,221
Long-term investments	17,585	7,427

Total cash, cash-equivalents, restricted cash and investments	$112,816	$121,162

Cash used by operating activities totaled $7.4 million in fiscal 2022 compared to cash generated by operating activities of $278,000 in fiscal 2021. Lower operating cash flow in fiscal 2021 was a result of a larger loss recognized from continuing operations.

Accounts receivable totaled $15.8 million at December 31, 2022 and $14.3 million at January 1, 2022. The number of days outstanding for Intevac’s accounts receivable was 123 at December 31, 2022 compared to 90 at January 1, 2022. Net inventories totaled $30.0 million at December 31, 2022 compared to $5.8 million at January 1, 2022. Inventory turns were 1.1 in fiscal 2022 and were 0.8 in fiscal 2021. Accounts payable increased to $11.6 million at December 31, 2022 compared $5.3 million at January 1, 2022 primarily related to increased purchases of inventory. Accounts payable at January 1, 2022 included a payable of $2.0 million as a commission to the investment banker for the Photonics sale. Other accrued liabilities were $5.4 million at December 31, 2022 and $3.7 million at January 1, 2022. Other accrued liabilities at December 31, 2022 and January 1, 2022 included a $1.0 million accrual for the settlement of the PAGA lawsuit which was paid on January 20, 2023. Accrued payroll and related liabilities decreased to $3.1 million at December 31, 2022 compared to $5.5 million at January 1, 2022 as a result of lower variable compensation accruals. Customer advances increased from $2.1 million at January 1, 2022 to $24.7 million at December 31, 2022 as a result of recognition of new orders. Customer advances for orders with deliveries beyond one year are included in long term liabilities.

Investing activities used cash of $28.4 million in fiscal 2022 and generated cash of $71.2 million in fiscal 2021. Proceeds from the sale of the assets that comprised the Photonics business totaled $70.0 million in fiscal 2021. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $25.7 million in fiscal 2022. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $2.4 million in fiscal 2021. Capital expenditures were $1.9 million in fiscal 2022, and $1.2 million in fiscal 2021.

During fiscal 2022, the Company acquired the outstanding shares of Hia, Inc, a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house and to protect our technology and product quality while continuing to improve our products. The Company paid $700,000 on the closing date of the acquisition. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which is estimated to be up to $500,000, and a royalty arrangement. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of 2022. Transaction costs incurred in connection with the Hia acquisition totaled $63,000.

Financing activities generated cash of $2.4 million in fiscal 2022 and $1.9 million in fiscal 2021. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $3.1 million in fiscal 2022 and $2.6 million in fiscal 2021. Tax payments related to the net share settlement of restricted stock units were $724,000 in fiscal 2022 and $734,000 in fiscal 2021. In November 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million in repurchases. There were no repurchases of common stock in fiscal 2022 and fiscal 2021, respectively.

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

As of December 31, 2022, approximately $39.9 million of cash and cash equivalents and $3.2 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, settlement of the PAGA litigation and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2023 are projected to be approximately $4.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $786,000 as of December 31, 2022. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Equity-Based Compensation

Restricted stock units (“RSUs”) granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2022 and 2021 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant. The fair value of performance-based restricted stock units (“PRSUs”) granted in fiscal years 2022 and 2021 with market-based conditions was calculated using the Monte Carlo model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. Estimating volatility and expected life requires significant judgment and an analysis of historical data. Intevac accounts for forfeitures as they occur rather than estimating expected forfeitures. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
INTEVAC, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation—Adjustments for Excess or Obsolete Inventories
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $30.0 million as of December 31, 2022. The Company’s inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories for estimated excess quantities and obsolescence equal to the difference between the costs of inventories and the net realizable value based upon assumptions about future demand, market conditions and product life expectancy. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to management’s adjustments for excess or obsolete inventories, including internal controls over the development of assumptions related to forecasted product demand. The procedures also included, among others, testing management’s process for developing the estimate of the adjustments for excess or obsolete inventories, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales by product, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Jose, California
February 16, 2023

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	January 1, 2022
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$68,904	$102,728
Short-term investments	25,541	10,221
Trade and other accounts receivable, net of allowances of $0 at both December 31, 2022 and January 1, 2022	15,823	14,261
Inventories	30,003	5,791
Prepaid expenses and other current assets	1,898	1,827

Total current assets	142,169	134,828
Property, plant and equipment, net	3,658	4,759
Operating lease right-of-use assets	3,390	4,520
Long-term investments	17,585	7,427
Restricted cash	786	786
Intangible assets, net of amortization of $42 ,000 at December 31, 2022	1,090	—
Deferred income taxes and other long-term assets	4,381	5,449

Total assets	$173,059	$157,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$3,404	$3,119
Accounts payable	11,610	5,320
Accrued payroll and related liabilities	3,087	5,505
Other accrued liabilities	5,430	3,665
Customer advances	2,444	2,107

Total current liabilities	25,975	19,716
Noncurrent liabilities:
Noncurrent operating lease liabilities	1,417	3,675
Customer advances	22,215	—
Other long-term liabilities	—	363

Total noncurrent liabilities	23,632	4,038
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 25,548 and 24,636 at December 31, 2022 and January 1, 2022, respectively	26	25
Additional paid-in capital	206,355	199,073
Treasury stock, 5,087 shares at both December 31, 2022 and January 1, 2022	(29,551)	(29,551)
Accumulated other comprehensive income (loss)	(193)	578
Accumulated deficit	(53,185)	(36,110)

Total stockholders’ equity	123,452	134,015

Total liabilities and stockholders’ equity	$173,059	$157,769

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	December 31, 2022	January 1, 2022
	(In thousands, except per share amounts)
Net revenues	$35,761	$38,524
Cost of net revenues	20,675	31,457

Gross profit	15,086	7,067
Operating expenses:
Research and development	13,722	12,176
Selling, general and administrative	17,876	17,367

Total operating expenses	31,598	29,543

Operating loss	(16,512)	(22,476)

Interest income	1,240	29
Other income (expense), net	(155)	(35)

Loss from continuing operations before provision for income taxes	(15,427)	(22,482)
Provision for income taxes	1,327	575

Net loss from continuing operations	(16,754)	(23,057)

Income (loss) from discontinued operations:
Loss from Photonics division, net of tax	(321)	(4,664)
Gain on sale of Photonics division, net of tax	—	54,341

Total income (loss) from discontinued operations, net of tax	(321)	49,677

Net income (loss)	$(17,075)	$26,620

Net income (loss) per share:
Basic and diluted—continuing operations	$(0.67)	$(0.95)
Basic and diluted—discontinued operations	$(0.01)	$2.04
Basic and diluted—net income (loss)	$(0.68)	$1.09
Weighted average shares outstanding:
Basic and diluted	25,192	24,348

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended,
	December 31, 2022	January 1, 2022
	(In thousands)
Net income (loss)	$(17,075)	$26,620
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	(454)	(68)
Foreign currency translation gains (losses)	(317)	6

Other comprehensive loss, before tax	(771)	(62)
Income tax expense related to items in other comprehensive loss	—	—

Other comprehensive loss, net of tax	(771)	(62)

Comprehensive income (loss)	$(17,846)	$26,558

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 2, 2021	23,874	$24	$193,173	5,087	$(29,551)	$640	$(62,730)	$101,556
Shares issued in connection with:
Exercise of stock options	76	—	440	—	—	—	—	440
Settlement of RSUs	383	—	—	—	—	—	—	—
Employee stock purchase plan	435	1	2,191	—	—	—	—	2,192
Shares withheld in connection with net share settlement of RSUs	(132)	—	(734)	—	—	—	—	(734)
Equity-based compensation expense	—	—	4,003	—	—	—	—	4,003
Net income	—	—	—	—	—	—	26,620	26,620
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)

Balance at January 1 2022	24,636	$25	$199,073	5,087	$(29,551)	$578	$(36,110)	$134,015
Shares issued in connection with:
Exercise of stock options	388	1	1,872	—	—	—	—	1,873
Settlement of RSUs	371	—	—	—	—	—	—	—
Employee stock purchase plan	279	—	1,244	—	—	—	—	1,244
Shares withheld in connection with net share settlement of RSUs	(126)	—	(724)	—	—	—	—	(724)
Equity-based compensation expense	—	—	4,890	—	—	—	—	4,890
Net loss	—	—	—	—	—	—	(17,075)	(17,075)
Other comprehensive loss	—	—	—	—	—	(771)	—	(771)

Balance at December 31, 2022	25,548	$26	$206,355	5,087	$(29,551)	$(193)	$(53,185)	$123,452

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Operating activities
Net income (loss)	$(17,075)	$26,620
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,446	3,456
Net amortization (accretion) of investment premiums and discounts	(196)	109
Amortization of intangible assets	42	—
Gain on sale of Photonics division	—	(54,341)
Asset impairment charges	—	1,246
Equity-based compensation	4,890	4,003
Straight-line rent adjustment and amortization of lease incentives	(843)	(463)
Foreign currency loss on liquidation of entity	14	—
Loss on disposal of fixed assets	1,467	—
Deferred income taxes	836	25
Changes in assets and liabilities:
Accounts receivable	(1,528)	10,850
Inventories	(24,105)	9,597
Prepaid expenses and other assets	42	6
Accounts payable	6,290	(932)
Accrued payroll and other accrued liabilities	(1,266)	(1,972)
Customer advances	22,552	2,074

Total adjustments	9,641	(26,342)

Net cash and cash equivalents provided by (used in) operating activities	(7,434)	278
Investing activities
Purchase of investments	(52,385)	(17,148)
Proceeds from sales and maturities of investments	26,649	19,550
Purchase of Hia, Inc., net of cash acquired	(763)	—
Proceeds from sale of Photonics division	—	70,000
Purchase of leasehold improvements and equipment	(1,919)	(1,198)

Net cash and cash equivalents provided by (used in) investing activities	(28,418)	71,204
Financing activities
Proceeds from issuance of common stock	3,083	2,632
Taxes paid related to net share settlement	(724)	(734)

Net cash and cash equivalents provided by financing activities	2,359	1,898
Effect of exchange rate changes on cash	(331)	6

Net increase (decrease) in cash, cash equivalents and restricted cash	(33,824)	73,386
Cash, cash equivalents and restricted cash at beginning of period	103,514	30,128

Cash, cash equivalents and restricted cash at end of period	$69,690	$103,514

Cash paid (received) for:
Income taxes	$569	$559
Income tax refund	$—	$(18)
See accompanying notes.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fiscal Year End Date
Intevac operates under a
52-53
week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2022 and fiscal 2021 years ended on December 31, 2022 and January 1, 2022, respectively.
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
In March 2022, the Company approved and implemented a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products in these industries.
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
Due to the sale of the Photonics business during the fourth quarter of 2021, we have classified the results of the Photonics business as discontinued operations in our consolidated statements of operations for all periods presented. All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Restricted Cash
Restricted cash of $600,000 as of December 31, 2022 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $186,000 as collateral for various guarantees with its bank.
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
Acquisitions
Acquisition Method. Acquisitions that meet the definition of a business under
 Accounting Standards Codification (“ASC”)
 805,
 “
Business Combinations
,” (“ASC
 805”
) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.
Cost Accumulation Model. Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as an asset acquisition, utilizing a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. Goodwill is not recognized in an asset acquisition. Direct transaction costs include those third-party costs that can be directly attributable to the asset acquisition and would not have been incurred absent the acquisition transaction.
Contingent consideration, representing an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired, with subsequent changes in the recorded amount of contingent consideration recognized as an adjustment to the cost basis of the acquired assets. Subsequent changes are allocated to the acquired assets based on their relative fair value.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Government Grants and Credits
The Company generally records grants from governmental agencies related to income as a reduction in operating expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded as reductions of operating costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). During fiscal 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of research and development (“R&D”) expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statements of operations.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.
Foreign Currency Translation
The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong and the Taiwan branch is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China and Malaysia is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end
exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income (expense), net in the determination of net income. Losses from foreign currency transactions were $186,000 and $65,000 in 2022 and 2021, respectively.
Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, were as follows for the years ended December 31, 2022 and January 1, 2022:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(in thousands)
Balance at January 2, 2021	$602	$38	$640

Other comprehensive income (loss) before reclassification	6	(68)	(62)
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	6	(68)	(62)

Balance at January 1, 2022	608	(30)	578

Other comprehensive loss before reclassification	(331)	(454)	(785)
Amounts reclassified from other comprehensive income (loss)	14	—	14

Net current-period other comprehensive loss	(317)	(454)	(771)

Balance at December 31, 2022	$291	$(484)	$(193)

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
TSA and shared service fees earned since the divestiture were $989,000 in fiscal 2022. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA and shared service fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s consolidated statement of operations. Additionally, during fiscal 2022, the Company sold inventory in the amount of $148,000 to EOTECH. As of December 31, 2022, accounts receivable from EOTECH of $49,000 were included in trade and other accounts receivable in the Company’s consolidated balance sheets.

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

Discontinued operations
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the consolidated statements of operations for the years ended December 31, 2022 and January 1, 2022.
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

	Year Ended,
	December 31, 2022	January 1, 2022
	(In thousands, except per share amounts)
Net revenues:
Systems and components	$—	$15,932
Technology development	—	11,735

Total net revenues	—	27,667
Cost of net revenues:
Systems and components	—	12,252
Technology development	—	8,885

Total cost of net revenues	—	21,137
Gross profit	—	6,530
Operating expenses:
Research and development	—	2,653
Selling, general and administrative	321	5,937
Asset impairment and restructuring charges	—	2,604

Total operating expenses	321	11,194

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended,
	December 31, 2022	January 1, 2022
	(In thousands, except per share amounts)
Operating income (loss)—discontinued operations	(321)	(4,664)
Other income (expense)—discontinued operations	—	—

Income (loss) discontinued operations before provision for (benefit from) income taxes	(321)	(4,664)
Gain on disposal of discontinued operations before income taxes	—	54,341

Total income (loss) from discontinued operations, before tax	(321)	49,677
Provision for (benefit from) income taxes	—	—

Net income (loss) discontinued operations net of tax	$(321)	$49,677

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the years ended December 31, 2022 and January 1, 2022, respectively (in thousands):

	2022	2021
	(in thousands)
Depreciation and amortization	$—	$1,366
Asset impairment charges	$—	$1,246
Equity-based compensation	$(229)	$1,167
Purchase of leasehold improvements and equipment	$—	$429
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
3. Revenue
The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2022 and 2021.
Major Products and Service Lines

	2022					2021
	(in thousands)
	HDD	DCP	PV	ASP	Total	HDD	DCP	PV	ASP	Total
Systems, upgrades and spare parts	$29,507	$1	$273	$100	$29,881	$28,300	$3	$258	$3,850	$32,411
Field service	5,647	43	190	—	5,880	6,031	14	68	—	6,113

Total net revenues	$35,154	$44	$463	$100	$35,761	$34,331	$17	$326	$3,850	$38,524

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Primary Geography Markets

	2022	2021
	(in thousands)
United States	$4,558	$3,670
Asia	31,103	31,004
Europe	100	3,850

Total net revenues	$35,761	$38,524

Timing of Revenue Recognition

	2022	2021
	(in thousands)
Products transferred at a point in time	$35,761	$38,524
Products and services transferred over time	—	—

Total net revenues	$35,761	$38,524

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2022:

	December 31, 2022	January 1, 2022	Change
	(In thousands)
Contract assets:
Accounts receivable, unbilled	$424	$99	$325

Contract liabilities:
Deferred revenue	$2,446	$65	$2,381
Customer advances	24,659	2,107	22,552

	$27,105	$2,172	$24,933

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2022, contract assets increased by $325,000 primarily due to the accrual of revenue for an upgrade delivered in the year that was pending acceptance at December 31, 2022 and the billing of accrued revenue related to spare parts sold to a customer as of December 31, 2022.
Customer advances generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Customer advances with deliveries beyond one year are included in long term liabilities. Deferred revenue generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2022, we recognized revenue of $386,000 and $39,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period. Customer advances included in accounts receivable were $2.2 million at December 31, 2022.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 31, 2022, we had $121.7 million of remaining performance obligations, which we also refer to as backlog and expect to recognize as revenue: 38% in 2023, 21% in 2024, 0% in 2025 and 41% in 2026.
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
Descriptions of Plans
Equity Incentive Plans
At December 31, 2022, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.
The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 31, 2022, 3.8 million shares of common stock were authorized for future issuance under the Plans. The 2020 Equity Incentive Plan expires no later than May 13, 2030.
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
2003 Employee Stock Purchase Plan
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year). As of December 31, 2022, 450,000 shares remained available for issuance under the ESPP.
The effect of recording equity-based compensation for fiscal 2022 and 2021 was as follows (in thousands):

	2022	2021
Equity-based compensation by type of award:
Stock options	$(156)	$198
RSUs	2,184	2,341
PRSUs	2,379	478
Employee stock purchase plan	483	986

Total equity-based compensation	$4,890	$4,003

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the table above:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for fiscal year 2022. (See Note 13. Restructuring and Other Costs, Net); and

(b)
Equity based compensation reported in discontinued operations of $ (229,000) and $1.2 million for fiscal years 2022 and 2021, respectively. Equity-based compensation expense allocated to discontinued operations for fiscal year 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to EOTECH upon closing. (See Note 2. Divestiture and Discontinued Operations.)

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
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of Intevac’s stock price. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future. The Company did not grant any stock options in fiscal 2022 and fiscal 2021.
A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options exercisable at January 1, 2022	1,457,587	$6.55	2.31	$7,622
Options cancelled and forfeited	(686,144)	$7.24
Options exercised	(388,344)	$4.82

Options outstanding at December 31, 2022	383,099	$7.07	2.40	$327,711

Options exercisable at December 31, 2022	357,915	$7.17	2.33	$306,868
The total intrinsic value of options exercised during fiscal years 2022 and 2021 was $206,000 and $101,000, respectively. At December 31, 2022, Intevac had $6,000 of total unrecognized compensation expense related to stock options that will be recognized over the weighted-average period of 0.41 years.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2022	843,578	$5.51	1.39	$3,973,252
Granted	1,128,649	$5.06
Vested	(248,355)	$5.55
Cancelled	(414,080)	$5.46

Non-vested RSUs at December 31, 2022	1,309,792	$5.14	1.21	$8,474,354

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over three and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 31, 2022, Intevac had $3.6 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.21 years.
A summary of the PRSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested PRSUs at January 1, 2022	189,858	$5.95	1.38	$894,231
Granted	1,183,400	$3.58
Vested	(122,655)	$4.44
Cancelled	(161,264)	$6.01

Non-vested PRSUs at December 31, 2022	1,089,339	$3.54	0.49	$7,048,023

At December 31, 2022, Intevac had $1.6 million of total unrecognized compensation expense related to PRSUs that will be recognized over the weighted-average period of 0.49 years.
In fiscal 2022, we granted to members of our senior management awards of PRSUs covering an aggregate of 1.2 million shares, respectively, of Intevac common stock (at maximum performance). The PRSUs are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a performance period commencing on the grant date and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “Performance Period”). The PRSUs will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the Performance Period, and each tranche may only be achieved once during the Performance Period. If a Company Stock Price Hurdle is not achieved within the Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the Performance Period will immediately be forfeited. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac estimated the weighted-average fair value of PRSUs using the following weighted-average assumptions:

2022
Weighted-average fair value of grants per share	$3.58
Expected volatility	56.70%
Risk-free interest rate	3.11%
Dividend yield	None
In fiscal 2021, we granted 126,320 PRSUs to members of our senior management. The number of PRSUs that will vest is determined by our common stock achieving a certain Total Shareholder Return (“TSR”) for the Company, relative to the TSR of a specified peer group over a measurement period of two years from the time of grant. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation. PRSU activity is included in the above RSU table. At the end of the performance measurement period, the Compensation Committee of the Board of Directors (the “Compensation Committee”) will determine the achievement against the performance objectives. Depending on the Company’s TSR relative to the peer group TSR, the actual number of shares that will be vested for each PRSU grant can range from zero to 200% of the initial grant.
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
ESPP
The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021
Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.26	$2.59
Expected volatility	52.57%	60.88%
Risk free interest rate	1.94%	0.08%
Expected term of purchase rights (in years)	1.24	0.91
Dividend yield	None	None
The expected life of purchase rights is the period of time remaining in the current offering period.
The ESPP activity during fiscal 2022 and 2021 is as follows:

	2022	2021
	(in thousands, except per share amounts)
Shares purchased	279	435
Weighted-average purchase price per share	$4.46	$5.05
Aggregate intrinsic value of purchase rights exercised	$220	$671
As of December 31, 2022, Intevac had $582,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 1.11 years.
5. Earnings Per Share
Intevac calculates basic earnings per share (“EPS”) using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2022	2021
	(in thousands, except per share amounts)
Net loss from continuing operations	$(16,754)	$(23,057)
Net income (loss) from discontinued operations, net of tax	(321)	49,677

Net income (loss)	$(17,075)	$26,620

Weighted-average shares – basic	25,192	24,348
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	25,192	24,348

Basic and diluted net income (loss) per share:
Continuing operations	$(0.67)	$(0.95)
Discontinued operations	$(0.01)	$2.04
Net income (loss) per share	$(0.68)	$1.09
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
Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 31, 2022 and January 1, 2022.

	2022	2021
Seagate Technology	88%	47%
Western Digital Corporation	*	30%
Amkor Technology, Inc.	*	22%

*	Less than 10%
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
The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2022 and/or 2021.

	2022	2021
Seagate Technology	80%	60%
Western Digital Corporation	18%	25%
Amkor Technology, Inc.	*	10%

*	Less than 10%

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Products
Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2022 and 2021. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new manufacturing equipment products for DCP.
7. Balance Sheet Details
Balance sheet details were as follows as of December 31, 2022 and January 1, 2022:
Trade and Other Accounts Receivable, Net

	December 31, 2022	January 1, 2022
	(in thousands)
Trade receivables and other	$15,399	$14,162
Unbilled costs and accrued profits	424	99
Less: allowance for doubtful accounts	—	—

	$15,823	$14,261

Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 31, 2022	January 1, 2022
	(in thousands)
Raw materials	$19,116	$5,323
Work-in-progress	9,499	468
Finished goods	1,388	—

	$30,003	$5,791

Finished goods inventory at December 31, 2022 is comprised of a refurbished system at a customer location where the sales transaction did not meet our revenue recognition criteria as set forth in Note 1.
Property, Plant and Equipment, Net

	December 31, 2022	January 1, 2022
	(in thousands)
Leasehold improvements	$9,567	$9,847
Machinery and equipment	19,016	23,818

	28,583	33,665
Less accumulated depreciation and amortization	24,925	28,906

Total property, plant and equipment, net	$3,658	$4,759

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net property, plant and equipment by geographic region at December 31, 2022 and January 1, 2022 was as follows:

	December 31, 2022	January 1, 2022
	(in thousands)
United States	$3,143	$4,385
Asia	515	374

Net property, plant & equipment	$3,658	$4,759

Deferred Income Taxes and Other Long-Term Assets

	December 31, 2022	January 1, 2022
	(in thousands)
Deferred income taxes	$4,356	$5,310
Prepaid expenses	25	139

	$4,381	$5,449

Accounts Payable
Included in accounts payable is $99,000 and $109,000 of book overdraft at December 31, 2022 and January 1, 2022, respectively.
Other Accrued Liabilities

	December 31, 2022	January 1, 2022
	(in thousands)
Deferred revenue	$2,446	$65
Litigation settlement	1,012	1,000
Other taxes payable	838	1,318
Restructuring	318	347
Acquisition–related contingent consideration payable (See Note 15. Acquisition of Hia, Inc.)	250	—
Income taxes payable	187	370
Accrued product warranties	163	301
Other	216	264

Total other accrued liabilities	$5,430	$3,665

Other Long-Term Liabilities

	December 31, 2022	January 1, 2022
	(in thousands)
Restructuring	$—	$318
Accrued product warranties	—	45

Total other long-term liabilities	$—	$363

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Financial Instruments
Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$26,465	$—	$—	$26,465
Money market funds	9,589	—	—	9,589
Commercial paper	32,856	—	6	32,850

Total cash and cash equivalents	$68,910	$—	$6	$68,904
Short-term investments:
Asset backed securities	$2,012	$—	$13	$1,999
Certificates of deposit	3,850	—	10	3,840
Commercial paper	9,443	—	28	9,415
Corporate bonds and medium-term notes	4,210	—	32	4,178
Municipal bonds	1,486	—	25	1,461
U.S. treasury securities	4,771	—	123	4,648

Total short-term investments	$25,772	$—	$231	$25,541
Long-term investments:
Asset backed securities	$6,749	$—	$85	$6,664
Corporate bonds and medium-term notes	5,366	—	102	5,264
Municipal bonds	224	—	6	218
U.S. treasury and agency securities	5,493	—	54	5,439

Total long-term investments	$17,832	$—	$247	$17,585

Total cash, cash equivalents, and investments	$112,514	$—	$484	$112,030

	January 1, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$102,494	$—	$—	$102,494
Money market funds	234	—	—	234

Total cash and cash equivalents	$102,728	$—	$—	$102,728
Short-term investments:
Certificates of deposit	$4,300	$—	$—	$4,300
Commercial paper	400	—	—	400
Corporate bonds and medium-term notes	2,916	—	3	2,913
Municipal bonds	700	—	—	700
U.S. treasury securities	1,910	—	2	1,908

Total short-term investments	$10,226	$—	$5	$10,221
Long-term investments:
Asset backed securities	$2,040	$—	$3	$2,037
Certificates of deposit	500	—	3	497
Corporate bonds and medium-term notes	1,521	—	6	1,515
Municipal bonds	145	—	1	144
U.S. treasury securities	3,246	—	12	3,234

Total long-term investments	$7,452	$—	$25	$7,427

Total cash, cash equivalents, and investments	$120,406	$—	$30	$120,376

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of investment securities at December 31, 2022 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$68,217	$67,981
Due after one through five years	17,832	17,584

	$86,049	$85,565

Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 31, 2022, we had 114 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2022.

	December 31, 2022
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset backed securities	$7,917	$90	$746	$8
Certificates of deposit	1,992	8	498	2
Commercial paper	37,887	34	—	—
Corporate bonds and medium-term notes	7,955	124	1,486	10
Municipal bond	1,535	30	144	1
U.S. treasury and agency securities	6,917	97	3,170	80

	$64,203	$383	$6,044	$101

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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Money market funds	$9,589	$9,589	$—
U.S. treasury and agency securities	10,087	6,592	3,495
Asset backed securities	8,663	—	8,663
Certificates of deposit	3,840	—	3,840
Commercial paper	42,265	—	42,265
Corporate bonds and medium-term notes	9,442	—	9,442
Municipal bonds	1,679	—	1,679

Total recurring fair value measurements	$85,565	$16,181	$69,384

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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 31, 2022 and January 1, 2022:

	Notional Amounts		Derivative Assets			Derivative Assets
Derivative Instrument	December 31, 2022	January 1, 2022	December 31, 2022			January 1, 2022
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$2,240	815	(a	)	$4	(a	)	$14

Total Hedges	$2,240	815			$4			$14

(a)	Other current assets
9. Equity
Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. Under this authorization, Intevac purchases shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At December 31, 2022, $10.4 million remains available for future stock repurchases under the repurchase program. The Company did not make any stock repurchases in fiscal 2022 and 2021.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
10. Income Taxes
The provision for income taxes on income from operations for fiscal 2022 and 2021 consists of the following (in thousands):

	2022	2021
Federal:
Current	$—	$—
Deferred	(121)	—

	(121)	—
State:
Current	4	4
Deferred	—	—

	4	4
Foreign:
Current	490	546
Deferred	954	25

	1,444	571
Total	$1,327	$575

Income taxes on discontinued operations	$—	$—
Income taxes on continuing operations	$1,327	$575
Income (loss) before income taxes for fiscal 2022 and 2021 consisted of the following (in thousands):

	2022	2021
U.S	$(20,570)	$(22,694)
Foreign	5,143	212

	$(15,427)	$(22,482)

Effective tax rate	(8.6%)	(2.6%)

As a result of the adoption of ASU
2019-12
and the full net valuation allowance position, the Company did not recognize any U.S. federal income tax expense or tax benefit on any components of continuing or discontinued operations. In fiscal 2021, we did not recognize income tax expense on the gain from the sale of Photonics. The gain for federal income tax purposes was offset by net operating losses. In California we used tax credits to offset the tax due on the gain.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 31, 2022	January 1, 2022
Deferred tax assets:
Vacation, warranty and other accruals	$525	$627
Intangible amortization	—	282
Depreciation and amortization	229	—
Purchased technology	14	17
Inventory valuation	1,116	1,653
Equity-based compensation	841	1,343
Lease liability	898	1,659
Section 174 R&D adjustment	2,440	—
Net operating loss, research and other tax credit carryforwards	56,310	53,684
Other	7	22

	62,380	59,287
Valuation allowance for deferred tax assets	(57,310)	(52,703)

Total deferred tax assets	5,070	6,584

Deferred tax liabilities:
Intangible amortization	(160)	—
Depreciation and amortization	—	(201)
ROU asset	(554)	(1,073)

Total deferred tax liabilities	(714)	(1,274)

Net deferred tax assets	$4,356	$5,310

As reported on the consolidated balance sheets:
Non-current deferred tax assets	$4,356	$5,310

Intevac accounts for income taxes in accordance with ASC 740,
Income Taxes
, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.
Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax assets that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash
income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax assets, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 31, 2022.
In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2022 a valuation allowance increase of $3.1 million and for fiscal 2021 a valuation allowance increase of $1.1 million were recorded for the U.S. federal deferred tax assets. A valuation

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance is recorded against the entire state deferred tax assets, which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.
As of December 31, 2022, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $35.7 million, $24.6 million and $80.8 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2034 and 2028, respectively. The foreign net operating loss carryforwards do not expire. As of December 31, 2022, our federal and state tax credit carryforwards for income tax purposes were approximately $20.9 million and $16.9 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2023 and the state tax credits carry forward indefinitely.
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
A provision of the Tax Cuts and Jobs Act (“TCJA”) took effect on January 1, 2022 that amended Section 174 to require capitalization and amortization of research and experimental (“R&E”) expenditures and software development costs. The capitalized R&E and software development costs associated with research conducted in the United States is amortized ratably over a
5-year
period
(15-year
period for research conducted outside of the United States), beginning with the midpoint of the taxable year in which such expenditures are paid or incurred. This new provision of the TCJA will increase the Company’s annual taxable income.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign
(non-U.S.)
jurisdictions in which we operate have taken similar economic stimulus measures. The Company evaluated the provisions of the CARES Act and other
non-U.S.
economic measures and determined the impact on our financial position at December 31, 2022 and on the results of operations and cash flows for fiscal 2022 and fiscal 2021 to be as follows.
Under the CARES Act, we elected to defer payment, on an interest-free basis, of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020.
One-half
of such deferral amount became due on each of December 31, 2021 and December 31, 2022. We elected to utilize this deferral program to delay payment of approximately $764,000 of the employer portion of payroll taxes which were incurred between March 27, 2020 and December 31, 2020. The Company also utilized the employee retention tax credit under the CARES Act for certain qualifying employee salary and wage expenditures. Tax benefits under the employee retention tax credit are not significant.
In Singapore, Intevac receives government assistance under the Job Support Scheme (“JSS”). The purpose of the JSS is to provide wage support to employers to help them retain their local employees. During fiscal 2021, the Company received $83,000 in JSS grants, of which $56,000 is reported as a reduction of cost of net revenues, $10,000 is reported as a reduction of R&D expenses and $17,000 is reported as a reduction of selling, general and administrative expenses on the consolidated statements of operations.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2022 and 2021 on continuing operations was as follows (in thousands):

	2022	2021
Income tax at the federal statutory rate	$(3,240)	$(4,721)
State income taxes, net of federal benefit	4	4
Change in valuation allowance:
U.S	3,129	94
Foreign	—	—
Effect of foreign operations taxed at various rates	(219)	48
Research tax credits	(788)	(1,135)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	2,441	6,285
Unrecognized tax benefits	—	—

Total provision for income taxes on continuing operations	$1,327	$575

Intevac has not provided for foreign withholding taxes on approximately $1.7 million of undistributed earnings from
non-U.S.
operations as of December 31, 2022 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.
The total amount of gross unrecognized tax benefits was $730,000 as of December 31, 2022, none of which would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2022 and 2021:

	2022	2021
Beginning balance	$718	$7,327
Additions based on tax positions related to the current year	12	24
Decreases for tax positions of prior years	—	(6,622)
Lapse of statute of limitations	—	(11)

Ending balance	$730	$718

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2022 and 2021, Intevac recognized a net tax expense (benefit) of $0. As of December 31, 2022, Intevac did not have any accrued interest related to unrecognized tax benefits. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.
Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of December 31, 2022, all of the tax years remained open to examination by the federal and state taxing authorities, for three or four
years from the tax year in which net operating losses or tax credits are utilized completely. Singapore is open to examination from 2017 forward.
The Inland Revenue Authority of Singapore (“IRAS”) is currently conducting a review of the fiscal 2017 through 2019 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS has challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. The ultimate outcome of this examination is subject to uncertainty. The Company’s management and its advisors believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with Singapore tax regulations. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Employee Benefit Plans
Employee Savings and Retirement Plan
In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $151,000 for fiscal 2022 and $188,000 for fiscal 2021. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.
Employee Bonus Plans
Intevac has various employee bonus plans. A profit-sharing plan provides for the distribution of a percentage of pre-tax
profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Other plans award annual cash bonuses to Intevac’s executives and key contributors based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $1.2 million, and $901,000, respectively, for fiscal 2022 and 2021.
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
The Company and EOTECH have entered into a Lease Assignment Agreement that assigns a portion of the Company’s lease obligation regarding its Santa Clara, California campus to EOTECH. The Company is contingently liable should EOTECH default on future lease obligations through the lease termination date of March 2024. The aggregate amount of the future lease obligations under this arrangement is $2.0 million as of December 31, 2022. As the Company is not being released as the primary obligor under the original lease, the lease assignment has been accounted for as a sublease.
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
The following table reflects our lease assets and our lease liabilities at December 31, 2022 and January 1, 2022.

	December 31, 2022	January 1, 2022
	(in thousands)
Assets:
Operating lease ROU assets	$3,390	$4,520

Liabilities:
Current operating lease liabilities	$3,404	$3,119
Noncurrent operating lease liabilities	1,417	3,675

	$4,821	$6,794

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Costs:
The components of lease costs were as follows:

	2022	2021
	(in thousands)
Operating lease cost	$1,624	$2,944
Operating lease cost subleased / assigned property	974	—
Short-term lease cost	43	98
Less: sublease income	(974)	—

Total lease cost, net	$1,667	$3,042

As of December 31, 2022 the maturity of operating lease liabilities was as follows:

	Continuing Operations	Discontinued Operations	Total
	(in thousands)
2023	$1,819	1,769	$3,588
2024	655	296	951
2025	408	—	408
2026	100	—	100

Total lease payments	$2,982	$2,065	5,047
Less: Interest	(143)	(83)	(226)

Present value of lease liabilities	$2,839	$1,982	4,821

The operating lease liabilities in discontinued operations represent the lease obligations that were assigned to EOTECH but which are being accounted for as a sublease as the Company has not been relieved of its primary obligations with the landlord.
Lease Term and Discount Rate:

	December 31, 2022	January 1, 2022
Weighted-average remaining lease term (in years)	1.69	2.11
Weighted-average discount rate	5.81%	6.40%
Other information:
Supplemental cash flow information related to leases was as follows (in thousands):

	2022	2021
	(in thousands)
Operating cash outflows from operating leases	$1,757	$3,382

ROU asset impairment expense (reported in discontinued operations)	$—	$1,246

ROU assets obtained in exchange for new operating lease liabilities	$1,122	$—

Guarantees
Officer and Director Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, Intevac has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Letters of Credit
As of December 31, 2022, we had letters of credit and bank guarantees outstanding totaling $786,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $786,000 of restricted cash.
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
The following table displays the activity in the warranty provision account for fiscal 2022 and 2021:

	2022	2021
	(in thousands)
Beginning balance	$346	$480
Expenditures incurred under warranties	(312)	(622)
Expenditures incurred under warranties included in discontinued operations	—	(89)
Accruals for product warranties	147	502
Accruals for product warranties included in discontinued operations	—	122
Adjustments to previously existing warranty accruals	(18)	31
Adjustments to previously existing warranty accruals included in discontinued operations	—	(31)
Sale of Photonics division	—	(47)

Ending balance	$163	$346

Legal Matters
From time to time, Intevac receives notification from third parties, including customers and suppliers, seek ing ind
emnification, litigation support, payment of money or other actions in connection with claims made against them. In

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, from time to time, Intevac receives notification from third parties claiming that Intevac may be or is infringing their intellectual property or other rights. Intevac also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Intevac does not believe that any of these other existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations.
In July 2020, Robin Quiusky, a former contract employee who worked for us via a staffing agency, filed an action against us under the Private Attorneys General Act (“PAGA”) in California state court (Quiusky v. Intevac, Inc., et al) alleging that the Company failed to provide rest and meal breaks, pay overtime and reimburse business expenses for non-exempt
California employees. The former employee subsequently added class action claims to his original complaint. The parties participated in a confidential mediation on February 1, 2022, and reached a settlement resolving the case. The court approved the settlement in November 2022 and payment on the claims was made on January 20, 2023. The settlement effectively extinguishes the Quiusky v. Intevac, Inc., et al lawsuit. The settlement includes the dismissal of all claims against the Company and related parties in the Quiusky lawsuit and claim under the PAGA, without any admission of liability or wrongdoing attributed to the Company. Because of the uncertainty surrounding this litigation, no litigation reserve had been previously established by the Company resulting in the full $1.0 million settlement expense being recognized in the fourth quarter of fiscal 2021.
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
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including (i) $693,000 in severance and other employee-related costs related to the termination of the Photonics general manager; (ii) $1.2 million in asset impairment charges on the Company’s ROU asset and (iii) $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required EOTECH’s currently anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The Company recorded an asset impairment charge against its ROU asset in the amount of $1.2 million associated with the excess space noted above. The Company recorded a liability to EOTECH in the amount of $665,000, the amount related to common area charges which are not included in the base rental payments or the lease liability on the Company’s consolidated balance sheets.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the significant activities within, and components of, the restructuring liabilities.

	Employee Termination Costs		Other Exit Costs		Total
	(in thousands)
Balance at January 2, 2021	$—		$—		$—
Provision for restructuring charges under the 2021 Cost Reduction Plan	319		—		319
Cash payments made	(319)		—		(319)
Provision for restructuring charges associated with Photonics sale (a)	693		1,911		2,604
Cash payments made	(96)		—		(96)
Non-cash utilization	(239	)(b)	(1,246	)(c)	(1,485)

Balance at January 1, 2022	$358	(d)	$665		$1,023
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232		—		1,232
Cash payments made	(1,269)		—		(1,269)
Non-cash utilization	37	(b)	—		37
Provision for restructuring charges associated with Photonics sale (a)	112		15		127
Cash payments made	(395)		(362)		(757)
Non-cash utilization	(75	)(b)	—		(75)

Balance at December 31, 2022	$—		$318		$318

(a) Included in income from discontinued operations (See note 2).
(b) Acceleration of equity awards.
(c) Impairment of ROU asset.
(d) Liability for employee termination costs is included in accrued payroll and related liabilities.
14. Related Party Transaction
A member of the Company’s Board of Directors through November 2022, Mark Popovich, rendered professional services to the Company, at a rate of $3,125 per week plus expenses commencing May 23, 2022 through October 7, 2022. The Company incurred charges of approximately $62,500 associated with the professional services arrangement with Mr. Popovich in fiscal 2022.
15. Acquisition of Hia, Inc.
On August 26, 2022 (the “Closing Date”), the Company completed the acquisition of Hia, Inc., a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house
and to protect our technology and product quality while continuing to improve our products. Pursuant to the Stock Purchase Agreement, dated August 26, 2022, between the Company, Hia and the other parties thereto, the Company paid an aggregate purchase price of $700,000 to Hia’s stockholders on the Closing Date. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of 2022. The Company is also obligated pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. Transaction costs incurred in connection with the Hia acquisition totaled $63,000, which are included as a component of the purchase price paid in connection with the Hia acquisition.
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of 2022. Upon recognition, the amount, including the tax effect of $67,000, is included in the measurement of the acquired asset. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during fiscal 2022 was $42,000. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $136,000 per year from fiscal 2023 through fiscal 2030.
The Hia acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Hia will carryover. As a result, there is no step-up
to fair value of the underlying tax bases of the acquired net assets in connection with the Hia acquisition. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, “Business Combinations”, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” requires the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As goodwill is not recognized in an asset acquisition, recognizing deferred tax assets or liabilities for temporary differences in an asset acquisition results in adjusting the carrying amount of the acquired assets and liabilities.
The purchase price was allocated to the technology intangible assets and the deferred tax asset and liability as follows:

(In thousands)
Consideration:
Cash payment	$702
Transaction costs	63
Less cash acquired	(2)

Total consideration	$763

Assets acquired:
Technology intangible assets	$815
Deferred tax asset	119

Total assets acquired	$934

Liability assumed:
Deferred tax liability	$(171)

$763

The following table represents a rollforward of the carrying amount of the technology intangible assets in fiscal 2022:

(In thousands)
Initial cost of technology intangible assets recognized on the acquisition date	$815
Achievement of the first milestone and recognition of contingent consideration payable	250
Deferred tax liability associated with the recognition of the first milestone	67

Gross carrying amount at December 31, 2022	1,132
Accumulated amortization	(42)

Net carrying amount at December 31, 2022	$1,090

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s directors and nominees, disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, and information regarding Intevac’s code of ethics, audit committee and stockholder recommendations for director nominees is included under the captions “Election of Directors,” “Nominees,” “Business Experience of Nominees for Election as Directors,” “Board Meetings and Committees,” “Corporate Governance Matters,” “Delinquent Section 16(a) Reports ” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of the Registrant” under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Securities” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Fees Paid To Accountants For Services Rendered During 2022” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2. Exhibits

Exhibit Number	Description

2.1 (17)	Asset Purchase Agreement, dated as of December 30, 2021, by and between Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC

2.2 (23)	First Amendment to Asset Purchase Agreement, dated March 7, 2022, by and among Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC

3.1 (1)	Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1 (4)	Description of the Registrant’s Common Stock

10.1+ (18)	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 17, 2021

10.2+ (6)	The Registrant’s 2012 Equity Incentive Plan, as amended

10.3+ (7)	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.4+ (7)	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan

10.5+ (7)	Form of Stock Option Agreement for 2012 Equity Incentive Plan

10.6+ (8)	Form of Performance Based Stock Option Agreement for 2012 Equity Incentive Plan

10.7+ (8)	Form of Outside Director Restricted Stock Unit Agreement for 2012 Equity Incentive Plan

10.8 (9)	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California

10.9 (22)	Lease Assignment Agreement dated as of December 30, 2021, by and between Intevac, Inc., and EOTECH, LLC

10.10+ (5)	The Registrant’s 2020 Equity Incentive Plan

10.11+ (10)	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.12+ (10)	Form of 2020 Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.13+ (10)	Form of Stock Option Agreement for 2020 Equity Incentive Plan

10.14+ (10)	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.15+ (11)	Form of 2021 Performance Based Restricted Stock Unit Agreement for 2020 Equity Incentive Plan

10.16+ (12)	Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.17+ (12)	Form of RSU Agreement under the Intevac, Inc. 2022 Inducement Equity Incentive Plan

10.18+ (3)	The Registrant’s 401(k) Profit Sharing Plan (P)

10.19+ (13)	Director and Officer Indemnification Agreement

10.20+ (5)	The Registrant’s Executive Incentive Plan

10.21+ (12)	Employment Agreement, dated January 18, 2022, by and between Nigel Hunton and Intevac, Inc.

10.22+ (14)	Separation Agreement and Release, dated January 27, 2022, by and between Wendell Blonigan and Intevac, Inc.

Exhibit Number	Description

10.23 (26)	Severance Agreement and Release of Claims, dated February 28, 2022, by and between Jay Cho and Intevac, Inc.

10.24+ (15)	Offer Letter with James Moniz

10.25+ (15)	Change in Control Agreement with James Moniz dated October 29, 2014

10.26+ (16)	Form of Change in Control Agreement

10.27+ (19)	Form of PRSU Award Agreement (Company Stock Price Hurdle) under the 2022 Inducement Equity Incentive Plan

10.28+ (19)	Form of PRSU Award Agreement (Company Stock Price Hurdle) under the 2020 Equity Incentive Plan

10.29+ (20)	Consulting Agreement with Mark Popovich

10.30+ (21)	Offer letter, effective as of October 6, 2022, between Intevac and Mark Popovich

10.32+ (21)	Change in Control Agreement, effective as of October 6, 2022, between Intevac and Mark Popovich

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice-President, Finance and Administration, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed July 23, 2007
(2)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed March 15, 2012
(3)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 33-97806)
(4)	Previously filed as an exhibit to the Company’s Form 10-K filed February 12, 2020
(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 7, 2020.
(6)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 11, 2018
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2012
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed July 30, 2019
(9)	Previously filed as an exhibit to the Company’s Form 10-Q filed April 29, 2014
(10)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed May 14, 2020 (No. 33-238262)
(11)	Previously filed as an exhibit to the Company’s Form 10-Q filed August 3, 2021
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 20, 2022
(13)	Previously filed as an exhibit to the Company’s Form 10-K filed March 14, 2008
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed February 1, 2022
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 31, 2014
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 1, 2018
(17)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed January 3, 2022
(18)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement filed April 14, 2021
(19)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed May 19, 2022
(20)	Previously filed as an exhibit to the Company’s Form 10-Q filed August 4, 2022
(21)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed October 12, 2022
(22)	Previously filed as an exhibit to the Company’s Form 10-K filed February 17, 2022

(23)	Previously filed as an exhibit to the Company’s Form 10-Q filed May 10, 2022
(P)	Paper exhibit.
+	Management compensatory plan or arrangement

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2023.

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

Signature	Title	Date

/s/ NIGEL D. HUNTON	President,	February 16, 2023
(Nigel D. Hunton)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES MONIZ	Executive Vice President, Finance and	February 16, 2023
(James Moniz)	Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ DAVID S. DURY	Chairman of Board	February 16, 2023
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 16, 2023
(Kevin D. Barber)

/s/ DOROTHY D. HAYES	Director	February 16, 2023
(Dorothy D. Hayes)

/s/ MICHELE F. KLEIN	Director	February 16, 2023
(Michele F. Klein)