Form 10-Q
period 2023-04-01
INTEVAC INC
filed 2023-05-04
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
of the Act).    ☐  Yes    ☒  No
On May 2, 2023, 25,924,280 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2023	December 31, 2022

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$52,791	$68,904
Short-term investments	15,283	25,541
Trade and other accounts receivable, net of allowances of $0 at both April 1, 2023 and December 31, 2022	21,885	15,823
Inventories	43,665	30,003
Prepaid expenses and other current assets	2,244	1,898

Total current assets	135,868	142,169
Long-term investments	15,967	17,585
Restricted cash	785	786
Property, plant and equipment, net	7,319	3,658
Operating lease right-of-use-assets	2,830	3,390
Intangible assets, net of amortization of $76,000 at April 1, 2023 and $42,000 at December 31, 2022	1,056	1,090
Deferred income taxes and other long-term assets	4,184	4,381

Total assets	$168,009	$173,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$3,214	$3,404
Accounts payable	12,309	11,610
Accrued payroll and related liabilities	2,998	3,087
Other accrued liabilities	4,303	5,430
Customer advances	2,959	2,444

Total current liabilities	25,783	25,975
Noncurrent liabilities:
Noncurrent operating lease liabilities	798	1,417
Customer advances	20,580	22,215

Total noncurrent liabilities	21,378	23,632
Stockholders’ equity:
Common stock, $0.001 par value	26	26
Additional paid-in capital	207,463	206,355
Treasury stock, 5,087 shares at both April 1, 2023 and at December 31, 2022	(29,551)	(29,551)
Accumulated other comprehensive loss	(14)	(193)
Accumulated deficit	(57,076)	(53,185)

Total stockholders’ equity	120,848	123,452

Total liabilities and stockholders’ equity	$168,009	$173,059

Note:	Amounts as of December 31, 2022 are derived from the December 31, 2022 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 1, 2023	April 2, 2022

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$11,542	$4,445
Cost of net revenues	6,823	3,722

Gross profit	4,719	723
Operating expenses:
Research and development	3,973	4,160
Selling, general and administrative	5,200	4,249

Total operating expenses	9,173	8,409

Loss from operations	(4,454)	(7,686)
Interest income and other income (expense), net	672	(8)

Loss from continuing operations before provision for income taxes	(3,782)	(7,694)
Provision for income taxes	386	26

Net loss from continuing operations	(4,168)	(7,720)

Net income (loss) from discontinued operations, net of taxes	277	(135)

Net loss	(3,891)	(7,855)

Net loss per share:
Basic and diluted – continuing operations	$(0.16)	$(0.31)
Basic and diluted – discontinued operations	$0.01	$(0.01)
Basic and diluted – net loss	$(0.15)	$(0.32)

Weighted-average common shares outstanding:
Basic and diluted	25,781	24,800
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	April 1, 2023	April 2, 2022

	(Unaudited)
	(In thousands)
Net loss	$(3,891)	$(7,855)

Other comprehensive income (loss), before tax:
Change in unrealized net gain (loss) on available-for-sale investments	169	(174)
Foreign currency translation gains (losses)	10	(33)

Other comprehensive income (loss), before tax	179	(207)

Income tax provision related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	179	(207)

Comprehensive loss	$(3,712)	$(8,062)

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1, 2023	April 2, 2022

	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(3,891)	$(7,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	445
Net amortization (accretion) of investment premiums and discounts	(61)	17
Amortization of intangible assets	34	—
Equity-based compensation	1,581	(1,036)
Straight-line rent adjustment and amortization of lease incentives	(249)	(198)
(Gain) loss on disposal of fixed assets	(65)	1,453
Deferred income taxes	197	(6)
Changes in operating assets and liabilities	(21,491)	3,130

Total adjustments	(19,710)	3,805

Net cash used in operating activities	(23,601)	(4,050)
Investing activities
Purchases of investments	(1,989)	(6,525)
Proceeds from sales and maturities of investments	14,095	5,634
Proceeds from sales of fixed assets	65	—
Purchases of leasehold improvements and equipment	(4,005)	(618)

Net cash provided by (used in) investing activities	8,166	(1,509)
Financing activities
Proceeds from issuance of common stock	835	1,033
Payment of acquisition-related contingent consideration	(250)	—
Taxes paid related to net share settlement	(1,274)	(135)

Net cash provided by (used in) financing activities	(689)	898

Effect of exchange rate changes on cash and cash equivalents	10	(33)

Net decrease in cash, cash equivalents and restricted cash	(16,114)	(4,694)
Cash, cash equivalents and restricted cash at beginning of period	69,690	103,514

Cash, cash equivalents and restricted cash at end of period	$53,576	$98,820

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
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 31, 2022 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.
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
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13 that
we adopted on January 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both April 1, 2023 and December 31, 2022, and there was no write-off
of accounts receivable for the periods presented.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes this disposition will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
In connection with the Photonics sale, the Company and EOTECH have entered into a Transition Service Agreement (the “TSA”) and a Lease Assignment Agreement. The TSA, which expired on June 30, 2022, outlined the information technology, people, and facility support the parties provided to each other for a period after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company has agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expires in March 2024. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement (the “Shared Services Agreement”) to share certain building maintenance costs.
TSA fees earned for the three months ended April 2, 2022 were $787,000. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s condensed consolidated statement of operations. Additionally, during the three months ended April 2, 2022, the Company sold inventory in the amount of $117,000 to EOTECH. Fees earned under the Shared Services Agreement for the three months ended April 1, 2023 were $25,000. As of April 1, 2023 and April 2, 2022, accounts receivable from EOTECH of $92,000 and $370,000, respectively, were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three months ended April 1, 2023 and April 2, 2022.
The key components from discontinued operations related to the Photonics segment are as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022

	(In thousands)
Operating expenses:
Selling, general and administrative	$(277)	$135

Total operating expenses	(277)	135

Operating income (loss) – discontinued operations	277	(135)
Other income (expense) – discontinued operations	—	—

Income (loss) from discontinued operations before provision for income taxes	277	(135)
Provision for income taxes	—	—

Net income (loss) from discontinued operations net of taxes	$277	$(135)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1,	April 2,
	2023	2022

	(In thousands)
Equity-based compensation	$(260)	$(330)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended April 1, 2023 and April 2, 2022.
Major Products and Service Lines

	Three Months Ended April 1, 2023			Three Months Ended April 2, 2022

	(In thousands)
	HDD	PV	Total	HDD	PV	Total
Systems, upgrades and spare parts	$10,517	$18	$10,535	$3,123	$53	$3,176
Field service	1,007	—	1,007	1,263	6	1,269

Total TFE net revenues	$11,524	$18	$11,542	$4,386	$59	$4,445

Revenue by Geographic Region

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
United States	$1,614	$294
Asia	9,928	4,151

Total net revenues	$11,542	$4,445

Timing of Revenue Recognition

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
Products transferred at a point in time	$11,542	$4,445
Products and services transferred over time	—	—

Total net revenues	$11,542	$4,445

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended April 1 2023.

	April 1, 2023	December 31, 2022	Three Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$802	$424	$378

Contract liabilities:
Deferred revenue	$2,485	$2,446	$39
Customer advances	23,539	24,659	(1,120)

	$26,024	$27,105	$(1,081)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less, the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended April 1, 2023, contract assets increased by $378,000 primarily due to the accrual of revenue related to the sale of upgrades to a customer, offset in part by the billing of accrued revenue related to spare parts sold to a customer as of December 31, 2022.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended April 1, 2023, we recognized revenue of $1.1 million and $91,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
On April 1, 2023, we had $120.7 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 38% of our remaining performance obligations as revenue in 2023 and 21% in 2024, 0% in 2025 and 41% in 2026.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	April 1,	December 31,
	2023	2022

	(In thousands)
Raw materials	$31,133	$19,116
Work-in-progress	11,142	9,499
Finished goods	1,390	1,388

	$43,665	$30,003

Finished goods inventory at April 1, 2023 a
nd
December 31, 2022 is comprised of a refurbished system at a customer location where the sales transaction did not meet our revenue recognition criteria.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Compensation Expense
The effect of recording equity-based compensation for the three-month periods ended April 1, 2023 and April 2, 2022 was as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
Equity-based compensation by type of award:
Stock options	$(13)	$(171)
RSUs	599	(393)
PRSUs	798	(335)
ESPP purchase rights	197	(137)

Total equity-based compensation	$1,581	$(1,036)

Included in the table above are:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for the three months ended April 2, 2022. (See Note
13. Restructuring and Other Costs, Net.); and

(b)
Equity-based compensation reported in discontinued operations of ($
260,000) and ($
330,000) for the three months ended April
1, 2023 and April 2, 2022, respectively. Equity-based compensation expense allocated to discontinued operations for the three months ended April 2, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to EOTECH upon closing of the divestiture. (See Note 2. Divestiture and Discontinued Operations.)

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Option activity as of April 1, 2023 and changes during the three months ended April 1, 2023 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	383,099	$7.07
Options cancelled and forfeited	(11,718)	$7.68
Options exercised	(52,313)	$5.15

Options outstanding at April 1, 2023	319,068	$7.36

Options exercisable at April 1, 2023	302,132	$7.45
Intevac issued 131,303 shares of common stock under the ESPP during the three months ended April 1, 2023.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended
	April 1, 2023	April 2, 2022
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$2.23	$1.85
Expected volatility	34.20%	60.36%
Risk-free interest rate	4.47%	0.98%
Expected term of purchase rights (in years)	1.0	1.2
Dividend yield	None	None
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
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 31, 2022	1,309,792	$5.14
Granted	34,562	$7.15
Vested	(192,468)	$5.16
Cancelled and forfeited	(69,577)	$5.50

Non-vested RSUs at April 1, 2023	1,082,309	$5.17

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over three to four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the PRSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 31, 2022	1,089,339	$3.54
Vested	(177,510)	$4.07
Cancelled and forfeited	(7,929)	$6.13

Non-vested PRSUs at April 1, 2023	903,900	$3.41

6.	Warranty
Intevac provides for the estimated cost of warranty when revenue is recognized. Intevac’s warranty is subject to contract terms and, for its systems, the warranty typically ranges between 12 and 24 months from customer acceptance. During this warranty period any defective non-consumable
parts are replaced and installed at no charge to the customer. Intevac uses estimated repair or replacement costs along with its historical warranty experience to determine its warranty obligation. The provision for the estimated future costs of warranty is based upon historical cost and product performance experience. Intevac exercises judgment in determining the underlying estimates.
On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion, if any, is included in other long-term liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.
The following table displays the activity in the warranty provision account for the three-month periods ended April 1, 2023 and April 2, 2022.

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
Opening balance	$163	$346
Expenditures incurred under warranties	(97)	(171)
Accruals for product warranties issued during the reporting period	100	36
Adjustments to previously existing warranty accruals	11	38

Closing balance	$177	$249

The following table displays the balance sheet classification of the warranty provision account at April 1, 2023 and at December 31, 2022.

	April 1	December 31
	2023	2022

	(In thousands)
Other accrued liabilities	$177	$163
Other long-term liabilities	—	—

Total warranty provision	$177	$163

7.	Guarantees
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Letters of Credit
As of April 1, 2023, we had letters of credit and bank guarantees outstanding totaling $785,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $785,000 of restricted cash.

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	April 1, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$19,622	$—	$—	$19,622
Money market funds	15,390	—	—	15,390
Commercial paper	17,785	—	6	17,779

Total cash and cash equivalents	$52,797	$—	$6	$52,791
Short-term investments:
Asset backed securities	$2,007	$—	$7	$2,000
Certificates of deposit	1,000	—	2	998
Commercial paper	3,470	—	6	3,464
Corporate bonds and medium-term notes	3,341	—	45	3,296
Municipal bonds	1,344	—	14	1,330
U.S. treasury securities	4,276	—	81	4,195

Total short-term investments	$15,438	$—	$155	$15,283
Long-term investments:
Asset backed securities	$4,927	$—	$58	$4,869
Corporate bonds and medium-term notes	5,476	6	57	5,425
Municipal bonds	223	—	4	219
U.S. treasury securities	5,495	—	41	5,454

Total long-term investments	$16,121	$6	$160	$15,967

Total cash, cash equivalents, and investments	$84,356	$6	$321	$84,041

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$26,465	$—	$—	$26,465
Money market funds	9,589	—	—	9,589
Commercial paper	32,856	—	6	32,850

Total cash and cash equivalents	$68,910	$—	$6	$68,904
Short-term investments:
Asset backed securities	$2,012	$—	$13	$1,999
Certificates of deposit	3,850	—	10	3,840
Commercial paper	9,443	—	28	9,415
Corporate bonds and medium-term notes	4,210	—	32	4,178
Municipal bonds	1,486	—	25	1,461
U.S. treasury securities	4,771	—	123	4,648

Total short-term investments	$25,772	$—	$231	$25,541
Long-term investments:
Asset backed securities	$6,749	$—	$85	$6,664
Corporate bonds and medium-term notes	5,366	—	102	5,264
Municipal bonds	224	—	6	218
U.S. treasury and agency securities	5,493	—	54	5,439

Total long-term investments	$17,832	$—	$247	$17,585

Total cash, cash equivalents, and investments	$112,514	$—	$484	$112,030

The contractual maturities of investment securities at April 1, 2023 are presented in the following table.

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$48,613	$48,452
Due after one through five years	16,121	15,967

	$64,734	$64,419

We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both April 1, 2023 and December 31, 2022.
Our investment portfolio includes both corporate and U.S. government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of April 1, 2023, we had 75 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of April 1, 2023.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	April 1, 2023
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Asset backed securities	$5,485	$51	$1,226	$14
Certificates of deposit	998	2	—	—
Commercial paper	20,745	12	—	—
Corporate bonds and medium-term notes	5,054	76	1,665	26
Municipal bonds	1,201	16	347	3
U.S. treasury securities	5,977	43	3,672	78

	$39,460	$200	$6,910	$121

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of April 1, 2023.

	Fair Value Measurements at April 1, 2023
	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$15,390	$15,390	$—
U.S. treasury and agency securities	9,649	6,151	3,498
Asset backed securities	6,869	—	6,869
Certificates of deposit	998	—	998
Commercial paper	21,243	—	21,243
Corporate bonds and medium-term notes	8,721	—	8,721
Municipal bonds	1,549	—	1,549

Total recurring fair value measurements	$64,419	$21,541	$42,878

9.	Derivative Instruments
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

income (expense), net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of April 1, 2023 and December 31, 2022.

	Notional Amounts		Derivative Liabilities		Derivative Assets
Derivative Instrument	April 1, 2023	December 31, 2022	April 1, 2023		December 31, 2022
			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,954	2,240	b	$5	a	$4

Total Hedges	$1,954	2,240		$5		$4

a	Other current assets
b	Other accrued liabilities

10.	Equity
Condensed Consolidated Statements of Changes in Equity
The changes in stockholders’ equity by component for the three months ended April 1, 2023 and April 2, 2022, are as follows (In thousands):

	Three Months Ended April 1, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	$206,381	$(29,551)	$(193)	$(53,185)	$123,452
Common stock issued under employee plans	801	—	—	—	801
Shares withheld for net share settlement of RSUs	(1,274)	—	—	—	(1,274)
Equity-based compensation expense	1,581	—	—	—	1,581
Net loss	—	—	—	(3,891)	(3,891)
Other comprehensive income	—	—	179	—	179

Balance at April 1, 2023	$207,489	$(29,551)	$(14)	$(57,076)	$120,848

	Three Months Ended April 2, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	$199,098	$(29,551)	$578	$(36,110)	$134,015
Common stock issued under employee plans	1,033	—	—	—	1,033
Shares withheld for net share settlement of RSUs	(135)	—	—	—	(135)
Equity-based compensation expense	(1,036)	—	—	—	(1,036)
Net loss	—	—	—	(7,855)	(7,855)
Other comprehensive loss	—	—	(207)	—	(207)

Balance at April 2, 2022	$198,960	$(29,551)	$371	$(43,965)	$125,815

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended April 1, 2023 and April 2, 2022, are as follows:

	Three Months Ended
	April 1, 2023			April 2, 2022
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding losses on available- for-sale investments	Total

	(In thousands)
Beginning balance	$291	$(484)	$(193)	$608	$(30)	$578
Other comprehensive income (loss) before reclassification	10	169	179	(33)	(174)	(207)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	10	169	179	(33)	(174)	(207)

Ending balance	$301	$(315)	$(14)	$575	$(204)	$371

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At April 1, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 2, 2022 and April 3, 2021.
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

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands, except per share amounts)
Net loss from continuing operations	$(4,168)	$(7,720)
Net income (loss) from discontinued operations, net of tax	277	(135)

Net loss	$(3,891)	$(7,855)

Weighted-average shares – basic	25,781	24,800
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	25,781	24,800

Basic and diluted net loss per share:
Continuing operations	$(0.16)	$(0.31)

Discontinued operations	$0.01	$(0.01)

Net loss per share	$(0.15)	$(0.32)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax provisions of $386,000 for the three months ended April 1, 2023 and $26,000 for the three months ended April 2, 2022. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three-month period ended April 1, 2023 Intevac recorded an income tax provision of $224,000 on the income of its international subsidiaries and recorded $162,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended April 2, 2022, Intevac recorded a $26,000 income tax benefit on losses of its international subsidiaries and recorded $51,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new Corporate Alternative Minimum Tax (“CAMT”) that is effective for tax years beginning after December 31, 2022. The CAMT applies to corporations that report over $
1.0
 billion in profits to shareholders. The Company does not expect the provisions of the CAMT to have a material impact to the Company’s consolidated financial statements.

13.	Restructuring and Other Costs, Net
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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three months ended April 1, 2023 and April 2, 2022 were as follows.

Three Months Ended April 1, 2023 Other Exit Costs
(In thousands)
Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture (a)	3
Cash payments made	(81)

Balance at April 1, 2023	$240

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	April 2, 2022
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
During the first quarter of fiscal 2022, Intevac substantially completed implementation of the 2022 cost reduction plan (the “2022 Cost Reduction Plan”), which was intended to reduce our overall cost structure and optimize our operational design, inclusive of the stranded overhead associated with the divestiture of the Photonics business. The restructuring program includes management reorganization and the right sizing of certain technology development, marketing and administrative functions. We incurred restructuring costs of $1.2 million in estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $
1.5
 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced Intevac’s workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis. Substantially all cash outlays in connection with the 2022 Cost Reduction Plan occurred in fiscal 2022.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2022 Cost Reduction Plan for the three months ended April 2, 2022 were as follows.

Employee Termination Costs
(In thousands)
Balance at January 1, 2022	$—
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232
Cash payments made	(757)
Non-cash utilization (a)	37

Balance at April 2, 2022	$512

(a)	Acceleration of equity awards.

14.	Acquisition of Hia, Inc.
On August 26, 2022 (the “Closing Date”), the Company completed the acquisition of Hia, Inc., a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house
and to protect our technology and product quality while continuing to improve our products. Pursuant to the Stock Purchase Agreement, dated August 26, 2022, between the Company, Hia and the other parties thereto, the Company paid an aggregate purchase price of $700,000 to Hia’s stockholders on the Closing Date. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of 2022. The Company is also obligated to
pay a royalty of $1,500 for each magnetic

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. Transaction costs incurred in connection with the Hia acquisition totaled $63,000, which are included as a component of the purchase price paid in connection with the Hia acquisition.
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three months ended April 1, 2023 was $34,000. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $102,000 for the remainder of fiscal 2023 and approximately $136,000 per year from fiscal 2024 through fiscal 2030.
The following table represents the carrying amount of the Hia technology intangible assets at April 1, 2023 (In thousands):

Gross carrying amount at April 1, 2023	$1,132
Accumulated amortization	(76)

Net carrying amount at April 1, 2023	$1,056

15.	Commitments and Contingencies
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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2023 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 16, 2023, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Intevac’s trademarks include the following: “200 Lean®,” and “INTEVAC TRIO™.”

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

The following table presents certain significant measurements for the three months ended April 1, 2023 and April 2, 2022.

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$11,542	$4,445	$7,097
Gross profit	$4,719	$723	$3,996
Gross margin percent	40.9%	16.3%	24.6 points
Loss from operations	$(4,454)	$(7,686)	$3,232
Net loss from continuing operations	$(4,168)	$(7,720)	$3,552
Net income (loss) from discontinued operations, net of taxes	$277	$(135)	$412
Net loss	$(3,891)	$(7,855)	$3,964
Net loss per diluted share	$(0.15)	$(0.32)	$0.17

Net revenues increased during the first quarter of fiscal 2022 compared to the same period in the prior year primarily due to higher HDD upgrade sales. We did not recognize revenue on any system sales in the first quarter of either fiscal 2023 or fiscal 2022. Higher gross margin in the three months ended April 1, 2023, versus the three months ended April 2, 2022, reflected increased margin contribution from higher margin HDD upgrade sales. Gross margins in the first quarter of fiscal 2022 reflected the impact of $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. R&D expenses for the first quarter of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the fiscal 2022 realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Fees earned pursuant to the TSA with EOTECH since the divestiture of Photonics (“TSA fees”) were $787,000 for the three months ended April 2, 2022, of which $11,000 was reported as a reduction of cost of net revenues and $767,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA concluded in June 2022, and the Company did not receive any TSA fees in the first quarter of fiscal 2023. The Company reported a smaller net loss for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 due to higher revenues and higher gross margins, offset in part by higher operating costs.

We believe fiscal 2023 will continue to be a challenging year, and Intevac does not expect to be profitable in fiscal 2023. Intevac expects that 2023 HDD equipment sales will be similar to 2022 levels. We believe there will be improvements to our HDD equipment sales in the future as we expect a customer to start taking deliveries from the eleven systems in backlog starting in fiscal 2023. We expect to begin recognizing revenue from our TRIO platform in fiscal 2024.

However, our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. Rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services. Further, the impacts of inflation and interest rate fluctuations on our business and the broader economy, which may continue to be exacerbated by the economic recovery from the COVID-19 pandemic, may impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand, supply chain disruptions, and/or travel restrictions and border closures.

Results of Operations

Net revenues

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Total net revenues	$11,542	$4,445	$7,097

The increase in revenue in the three months ended April 1, 2023 versus the three months ended April 2, 2022, was primarily driven by higher HDD upgrade sales and higher spare parts sales, offset in part by lower field service sales.

Backlog

	April 1, 2023	December 31, 2022	April 2, 2022

	(In thousands)
Total backlog	$120,658	$121,743	$87,162

Backlog at both April 1, 2023 and December 31, 2022 included eleven 200 Lean HDD systems. Backlog at April 2, 2022 included nine 200 Lean HDD systems. From late 2021 through the first half of 2022, Intevac received orders for eleven 200 Lean HDD systems, for an aggregate of approximately $70 million, intended to expand our customers’ media manufacturing capacity. With the slowing of HDD unit demand that occurred beginning in mid-2022, our customers elected to accelerate deployment of Heat Assisted Magnetic Recording system upgrades during this period of lower capacity utilization, and at the same time elected to spread their expected media capacity additions more ratably over the next two- to four-year period. Our HDD revenues through 2023 are expected to consist primarily of HDD upgrade sales, spare parts sales and field service sales. On April 1, 2023, we had $120.7 million of backlog and expect to recognize as revenue: 38% in 2023, 21% in 2024, 0% in 2025 and 41% in 2026.

Revenue by geographic region

	Three Months Ended
	April 1, 2023	April 2, 2022

	(In thousands)
United States	$1,614	$294
Asia	9,928	4,151

Total net revenues	$11,542	$4,445

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in the three months ended April 1, 2023, versus the three months ended April 2, 2022, reflected higher HDD upgrade sales and higher field service sales, offset in part by lower spare parts sales. The increase in sales to the Asia region in the three months ended April 1, 2023, versus the three months ended April 2, 2022, reflected higher HDD upgrade sales and higher spare parts sales, offset in part by lower field service sales.

Gross profit

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands, except percentages)
TFE gross profit	$4,719	$723	$3,996
% of TFE net revenues	40.9%	16.3%

Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, shipping and tariff costs, provisions for inventory reserves and scrap.

Gross margin was 40.9% in the three months ended April 1, 2023, compared to 16.3% in the three months ended April 2, 2022. Higher gross margin in the three months ended April 1, 2023, versus the three months ended April 2, 2022, reflected increased margin contribution from higher margin HDD upgrade sales. Lower gross margin during the three months ended April 2, 2022 reflects $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Research and development expense	$3,973	$4,160	$(187)

R&D spending during the three months ended April 1, 2023 decreased compared to the same period in the prior year as R&D spending during the three months ended April 2, 2022 included a $1.5 million charge related to the disposal of certain lab equipment as part of the realignment effort. R&D spending during the three months ended April 1, 2023 included higher spending on the TRIO and HDD R&D programs compared to the same period in the prior year.

Selling, general and administrative expense

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Selling, general and administrative expense	$5,200	$4,249	$951

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended April 1, 2023 increased compared to the three months ended April 2, 2022 as higher variable compensation expenses, higher stock compensation expenses, higher training expenses and higher travel expenses were offset in part by lower legal fees. Selling, general and administrative expense for the three months ended April 2, 2022 included one-time severance charges associated with the 2022 Cost Reduction Plan. Selling, general and administrative expense for the three months ended April 2, 2022, is net of $776,000 in TSA fees earned associated with the Photonics divestiture. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services.

Cost reduction plans

In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several R&D programs and product offerings. As part of this re-alignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi®), and advanced packaging for semiconductor manufacturing. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 cost reduction plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis. Substantially all cash outlays in connection with the 2022 Cost Reduction Plan occurred in fiscal 2022.

Interest income and other income (expense), net

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Interest income and other income (expense), net	$672	$(8)	$680

Interest income and other income (expense), net in the three months ended April 1, 2023 included $710,000 of interest income on investments and other income of $40,000, offset in part by $78,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended April 2, 2022 included $9,000 of interest income on investments and other income of $16,000, offset in part by $33,000 of foreign currency losses. The increase in interest income in the three months ended April 1, 2023 compared to the same period in the prior year resulted from higher interest rates on Intevac’s investments, offset in part by lower invested balances.

Income tax provision

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Income tax provision	$386	$26	$360

Intevac recorded income tax provisions of $386,000 for the three months ended April 1, 2023 and $26,000 for the three months ended April 2, 2022. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. The income tax expense for the three months ended April 1, 2023 and for the three months ended April 2, 2022 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. For the three-month period ended April 1, 2023, Intevac recorded an income tax provision of $224,000 on the income of our international subsidiaries and recorded $162,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three-month period ended April 2, 2022, Intevac recorded a $26,000 income tax benefit on losses of our international subsidiaries and recorded $51,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carry-forwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both 2023 and 2022 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

Discontinued operations

	Three Months Ended
	April 1, 2023	April 2, 2022	Change over prior period

	(In thousands)
Income (loss) from discontinued operations, net of taxes	$277	$(135)	$412

The income (loss) from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the three months ended April 1, 2023 is comprised primarily of a stock based compensation forfeiture benefit recognized upon the termination of certain mutual employees of both the Company and EOTECH that were terminated by the Company upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023. Loss from discontinued operations for the three months ended April 2, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to EOTECH, severance for several employees that were not hired by EOTECH, stock based compensation expense associated with the acceleration of stock awards and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit.

Liquidity and Capital Resources

At April 1, 2023, Intevac had $84.8 million in cash, cash equivalents, restricted cash and investments compared to $112.8 million at December 31, 2022. During the first three months of fiscal 2023, cash, cash equivalents, restricted cash and investments decreased by $28.0 million due primarily to cash used by operating activities, purchases of leasehold improvements and equipment, payment of contingent consideration and tax payments on net share settlements offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	April 1, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$52,791	$68,904
Restricted cash	785	786
Short-term investments	15,283	25,541
Long-term investments	15,967	17,585

Total cash, cash equivalents, restricted cash and investments	$84,826	$112,816

Operating activities used cash of $23.6 million during the first three months of fiscal 2023 compared to cash used of $4.1 million during the first three months of fiscal 2022.

Accounts receivable increased to $21.9 million at April 1, 2023 compared to $15.8 million at December 31, 2022 as a result of first quarter sales as well as the impact of offering our customers in good standing extended payment terms on a portion of the sales on selected products in the fourth quarter of 2022 and the first quarter of 2023. Net inventories increased to $43.7 million at April 1, 2023 compared to $30.0 million at December 31, 2022 due to increased purchases of inventory for investments in TRIO inventory as well as to support the build out of our HDD backlog. Accounts payable increased to $12.3 million at April 1, 2023 from $11.6 million at December 31, 2022. Accrued payroll and related liabilities decreased to $3.0 million at April 1, 2023 compared to $3.1 million at December 31, 2022. Other accrued liabilities decreased to $4.3 million at April 1, 2023 compared to $5.4 million at December 31, 2022 primarily due to the settlement of the PAGA lawsuit which was paid on January 20, 2023. Customer advances decreased from $24.7 million at December 31, 2022 to $23.5 million at April 1, 2023 primarily as a result of recognition of revenue.

Investing activities generated cash of $8.2 million during the first three months of fiscal 2023. Proceeds from sales and maturities of investments, net of purchases totaled $12.1 million as the Company liquidated investments from its investment portfolio to fund operating costs and inventory purchases. Capital expenditures for the three months ended April 1, 2023 were $4.0 million.

Financing activities used cash of $689,000 in the first three months of fiscal 2023. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $835,000. Tax payments related to the net share settlement of restricted stock units was $1.3 million.

In connection with the acquisition of Hia Inc., Intevac agreed to make contingent consideration to the selling shareholders upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The Company is also obligated to pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. As of April 1, 2023, no royalty payments have been earned or paid.

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

As of April 1, 2023, approximately $27.2 million of cash and cash equivalents and $4.0 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2023 are projected to be approximately $2.0 million to $3.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $785,000 as of April 1, 2023. These letters of credit and bank guarantees are collateralized by $785,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Beginning January 1, 2023, we implemented ASC 326, Financial Instruments - Credit Losses. For a description of our critical accounting policies and estimates affecting accounting for credit losses, see Note 1. “Description of Business, Basis of Presentation and Significant Accounting Policy” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. With the exception of the changes to our credit loss recognition policies referenced above, there have been no material changes to our critical accounting policies during the three months ended April 1, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of April 1, 2023.

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

Changes in internal control over financial reporting

Beginning January 1, 2023, we implemented ASC 326, Financial Instruments - Credit Losses. Although the new standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote, reporting of credit losses and the control activities within them. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Intevac’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The following factors could materially affect Intevac’s business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

Risks Related to Our Business

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in 2019, 2020, 2021 and 2022 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021 and 2022) systems. Intevac expects sales of systems and upgrades for magnetic disk production in 2023 will be at levels similar to the levels in 2022.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our TRIO coating platform for DCP. Our success in developing and selling new products depends upon a variety of factors, including our ability to: predict future customer requirements; make technological advances; achieve a low total cost of ownership for our products; introduce new products on schedule; manufacture products cost-effectively including transitioning production to volume manufacturing; commercialize and attain customer acceptance of our products; and achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the display cover glass market. Our expansion into the cover glass market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, to successfully develop products on a timely basis, to successfully develop cost effective products to address the market or to establish effective sales and support of the new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At April 1, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended April 1, 2023.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	The Registrant’s Executive Incentive Plan. +

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management compensatory plan or arrangement
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

INTEVAC, INC.

Date: May 4, 2023	By:	/s/ NIGEL D. HUNTON
Nigel D. Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)