Form 10-Q
period 2023-07-01
INTEVAC INC
filed 2023-08-03
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
of the Act).    ☐  Yes    ☒  No
On July 31, 2023
,
26,302,666
shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2023	December 31, 2022

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$43,976	$68,904
Short-term investments	23,626	25,541
Trade and other accounts receivable, net of allowances of $0 at both July 1, 2023 and December 31, 2022	20,211	15,823
Inventories	46,293	30,003
Prepaid expenses and other current assets	1,914	1,898

Total current assets	136,020	142,169
Long-term investments	5,550	17,585
Restricted cash	785	786
Property, plant and equipment, net	7,288	3,658
Operating lease right-of-use-assets	2,266	3,390
Intangible assets, net of amortization of $ 110,000 at July 1, 2023 and $ 42,000 at December 31, 2022	1,022	1,090
Deferred income taxes and other long-term assets	4,187	4,381

Total assets	$157,118	$173,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$2,456	$3,404
Accounts payable	10,421	11,610
Accrued payroll and related liabilities	3,416	3,087
Other accrued liabilities	1,376	5,430
Customer advances	20,248	2,444

Total current liabilities	37,917	25,975
Noncurrent liabilities:
Noncurrent operating lease liabilities	687	1,417
Customer advances	1,482	22,215
Other noncurrent liabilities	29	—

Total noncurrent liabilities	2,198	23,632
Stockholders’ equity:
Common stock, $0.001 par value	26	26
Additional paid-in capital	208,672	206,355
Treasury stock, 5,087 shares at both July 1, 2023 and at December 31, 2022	(29,551)	(29,551)
Accumulated other comprehensive loss	(190)	(193)
Accumulated deficit	(61,954)	(53,185)

Total stockholders’ equity	117,003	123,452

Total liabilities and stockholders’ equity	$157,118	$173,059

Note:	Amounts as of December 31, 2022 are derived from the December 31, 2022 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$10,301	$9,307	$21,843	$13,752
Cost of net revenues	7,731	4,820	14,554	8,543

Gross profit	2,570	4,487	7,289	5,209
Operating expenses:
Research and development	3,647	2,868	7,620	7,028
Selling, general and administrative	4,375	4,016	9,575	8,265

Total operating expenses	8,022	6,884	17,195	15,293

Loss from operations	(5,452)	(2,397)	(9,906)	(10,084)
Interest income and other income (expense), net	650	317	1,322	310

Loss from continuing operations before provision for income taxes	(4,802)	(2,080)	(8,584)	(9,774)
Provision for income taxes	116	500	502	526

Net loss from continuing operations, net of taxes	(4,918)	(2,580)	(9,086)	(10,300)

Net income (loss) from discontinued operations, net of taxes	40	(238)	317	(373)

Net loss	$(4,878)	$(2,818)	$(8,769)	$(10,673)

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.19)	$(0.10)	$(0.35)	$(0.41)
Basic and diluted – discontinued operations	$0.00	$(0.01)	$0.01	$(0.01)
Basic and diluted – net loss	$(0.19)	$(0.11)	$(0.34)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	26,032	25,141	25,907	24,970
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(Unaudited)
	(In thousands)
Net loss	$(4,878)	$(2,818)	$(8,769)	$(10,673)

Other comprehensive income (loss), before tax:
Change in unrealized net gain (loss) on available-for-sale investments	53	(161)	222	(335)
Foreign currency translation losses	(229)	(219)	(219)	(252)

Other comprehensive income (loss), before tax	(176)	(380)	3	(587)
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(176)	(380)	3	(587)

Comprehensive loss	$(5,054)	$(3,198)	$(8,766)	$(11,260)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 1, 2023	July 2, 2022

	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(8,769)	$(10,673)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	681	776
Amortization of intangible assets	68	—
Net amortization (accretion) of investment premiums and discounts	(108)	(20)
Equity-based compensation	3,076	489
Straight-line rent adjustment and amortization of lease incentives	(554)	(483)
Deferred income taxes	183	345
(Gain) loss on disposal of equipment	(41)	1,453
Changes in operating assets and liabilities	(27,931)	(3,322)

Total adjustments	(24,626)	(762)

Net cash and cash equivalents used in operating activities	(33,395)	(11,435)
Investing activities
Purchases of investments	(9,099)	(45,663)
Proceeds from sales and maturities of investments	23,029	7,263
Proceeds from sales of fixed assets	65	—
Purchases of leasehold improvements and equipment	(4,335)	(888)

Net cash and cash equivalents provided by (used in) investing activities	9,660	(39,288)
Financing activities
Net proceeds from issuance of common stock	838	2,211
Payment of acquisition-related contingent consideration	(250)	—
Taxes paid related to net share settlement	(1,563)	(295)

Net cash and cash equivalents provided by (used in) financing activities	(975)	1,916
Effect of exchange rate changes on cash and cash equivalents	(219)	(252)

Net decrease in cash, cash equivalents and restricted cash	(24,929)	(49,059)
Cash, cash equivalents and restricted cash at beginning of period	69,690	103,514

Cash, cash equivalents and restricted cash at end of period	$44,761	$54,455

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$—	$94

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
The remaining segment, Thin Film Equipment (“TFE”), designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the HDD and DCP markets, as well as other adjacent thin-film markets. The TFE segment also previously designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries.
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
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are recorded at invoiced amounts less allowance for any credit losses. In accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”)
2016-13 that
we adopted on January 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the consolidated statement of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both July 1, 2023 and December 31, 2022, and there was no write-off
of accounts receivable for the periods presented.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. As of July 1, 2023, there have been no earnout payments under the Purchase Agreement. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
In connection with the Photonics sale, the Company and EOTECH also entered into a Transition Service Agreement (the “TSA”) and a Lease Assignment Agreement. The TSA, which expired on June 30, 2022, outlined the information technology, people, and facility support the parties provided to each other for a period after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company has agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expires in March 2024. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement (the “Shared Services Agreement”) to share certain building maintenance costs.
TSA fees earned since the divestiture were $408,000 for the three months ended July 2, 2022 and $1.2 million for the six months ended July 2, 2022. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s condensed consolidated statement of operations. Additionally, during the three and six months ended July 2, 2022, the Company sold inventory in the amount of $32,000 and $148,000, respectively to EOTECH. Fees earned under the Shared Services Agreement for the three and six months ended July 1, 2023 were $39,000 and $65,000, respectively. As of July 1, 2023 and December 31, 2022, accounts receivable from EOTECH of $41,000 and $49,000, respectively, were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and six months ended July 1, 2023 and July 2, 2022.
The key components from discontinued operations related to the Photonics segment are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July, 2022

	(In thousands)
Selling, general and administrative	$(40)	$238	$(317)	$373

Total operating expenses	(40)	238	(317)	373

Operating income (loss) – discontinued operations	40	(238)	317	(373)
Other income (expense) – discontinued operations	—	—	—	—

Income (loss) from discontinued operations before provision for income taxes	40	(238)	317	(373)
Provision for income taxes	—	—	—	—

Net income (loss) from discontinued operations, net of taxes	$40	$(238)	$317	$(373)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
Equity-based compensation	$—	$39	$(260)	$(291)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended July 1, 2023 and July 2, 2022.
Major Products and Service Lines

	Three Months Ended July 1, 2023				Three Months Ended July 2, 2022

	(In thousands)
	HDD	PV	ASP	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$9,351	$10	$11	$9,372	$7,756	$1	$82	$7,839
Field service	929	—	—	929	1,421	43	4	1,468

Total net revenues	$10,280	$10	$11	$10,301	$9,177	$44	$86	$9,307

	Six Months Ended July 1, 2023				Six Months Ended July 2, 2022

	(In thousands)
	HDD	PV	ASP	Total	HDD	DCP	PV	Total
Systems, upgrades and spare parts	$19,868	$28	$11	$19,907	$10,879	$1	$135	$11,015
Field service	1,936	—	—	1,936	2,684	43	10	2,737

Total net revenues	$21,804	$28	$11	$21,843	$13,563	$44	$145	$13,752

Primary Geographical Markets

	Three Months Ended		Six Months Ended

	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
United States	$662	$1,656	$2,276	$1,950
Asia	9,628	7,651	19,556	11,802
Europe	11	—	11	—

Total net revenues	$10,301	$9,307	$21,843	$13,752

Timing of Revenue Recognition

	Three Months Ended		Six Months Ended

	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
Products transferred at a point in time	$10,301	$9,307	$21,843	$13,752
Products and services transferred over time	—	—	—	—

Total net revenues	$10,301	$9,307	$21,843	$13,752

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended July 1, 2023:

	July 1, 2023	December 31, 2022	Six Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$1,023	$424	$599

Contract liabilities:
Deferred revenue	$310	$2,446	$(2,136)
Customer advances	21,730	24,659	(2,929)

	$22,040	$27,105	$(5,065)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended July 1, 2023, contract assets increased by $599,000 primarily due to the accrual of revenue for a system delivered in the quarter ended July 1, 2023 that was pending acceptance as of July 1, 2023 and the accrual of revenue related to the sale of upgrades to a customer during the six months ended July 1, 2023, offset in part by the billing of accrued revenue related to spare parts sold to a customer as of December 31, 2022.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended July 1, 2023, we recognized revenue of $3.0 million and $2.2 million that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation.
On July 1, 2023, we had $58.2 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 37.9% of our remaining performance obligations as revenue in 2023 and 62.1% in 2024.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	July 1,	December 31,
	2023	2022

	(In thousands)
Raw materials	$35,419	$19,116
Work-in-progress	10,860	9,499
Finished goods	14	1,388

	$46,293	$30,003

Finished goods inventory at December 31, 2022 is comprised of a refurbished system at a customer location where the sales transaction did not meet our revenue recognition criteria. In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. In the second half of 2023 and into the beginning of 2024, as part of the cancellation of the order for eight 200 Lean HDD systems, the customer is expected to take delivery of $12.5 million of inventory on hand at July 1, 2023 and $11.4 million of inventory on order plus reimburse us for any supplier cancellation charges.

5.	Equity-Based Compensation
At July 1, 2023, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.

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
Compensation Expense
The effect of recording equity-based compensation for the three and six months ended July 1, 2023 and July 2, 2022 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
Equity-based compensation by type of award:
Stock options	$2	$8	$(11)	$(163)
RSUs	756	729	1,355	336
PRSUs	534	566	1,332	231
ESPP purchase rights	203	222	400	85

Total equity-based compensation	$1,495	$1,525	$3,076	$489

Included in the table above are:

(a)
A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our reduction in workforce and a $37,000 benefit related to the modification of certain stock-based awards for the six months ended July 2, 2022. (See Note
13. Restructuring and Other Costs, Net.); and

(b)
Equity-based compensation reported in discontinued operations of ($260,000) for the six months ended July 1, 2023. Equity-based compensation reported in discontinued operations of $39,000 and ($291,000) for the three and six months ended July 2, 2022, respectively. Equity-based compensation expense allocated to discontinued operations for the six months ended July 2, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to EOTECH upon closing of the Photonics divestiture. (See Note
2. Divestiture and Discontinued Operations.)

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Option activity as of July 1, 2023 and changes during the six months ended July 1, 2023 were as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 2022	383,099	$7.07
Options cancelled and forfeited	(41,593)	$10.59
Options exercised	(52,813)	$5.15

Options outstanding at July 1, 2023	288,693	$6.91

Options exercisable at July 1, 2023	288,568	$6.91

Intevac issued 131,303 shares of common stock under the ESPP during the six months ended July 1, 2023.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Six Months Ended
	July 1, 2023	July 2, 2022
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$2.23	$1.85
Expected volatility	34.20%	60.36%
Risk-free interest rate	4.47%	0.98%
Expected term of purchase rights (in years)	1.0	1.2
Dividend yield	None	None
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
RSUs
RSU activity as of July 1, 2023 and changes during the six months ended July 1, 2023 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 31, 2022	1,309,792	$5.14
Granted	277,269	$5.40
Vested	(442,823)	$5.21
Cancelled and forfeited	(74,185)	$5.49

Non-vested RSUs at July 1, 2023	1,070,053	$5.15

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over
three
or four years. For time-based RSUs granted beginning in May 2023, RSUs generally vest over a three-year period, with 33% vesting at the end of one year and the remaining vesting quarterly thereafter. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.
PRSUs
PRSU activity as of July 1, 2023 and changes during the six months ended July 1, 2023 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 31, 2022	1,089,339	$3.54
Granted	525,656	$4.92
Vested	(190,903)	$4.26
Cancelled and forfeited	(7,929)	$6.13

Non-vested PRSUs at July 1, 2023	1,416,163	$3.94

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2023, we granted to members of our senior management awards of performance-based restricted stock units (the “2023 PRSU Awards”) covering an aggregate of 525,656 shares of Intevac common stock (at maximum performance). The 2023 PRSU Awards are eligible to be earned based on achievement of five strategic goals during a three-year performance period commencing on May 18, 2023 and ending on May 31, 2026 (the “2023 Performance Period”). The 2023 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable strategic goal is achieved within the 2023 Performance Period, and each tranche may only be achieved once during the 2023 Performance Period. If a strategic goal is not achieved within the 2023 Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the 2023 Performance Period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant. The Company evaluated the strategic goals in the context of its current long-range financial plan and its product development roadmap and determined the probability of achieving each goal for accounting purposes commencing in the quarter granted. Management expectations related to the achievement of performance goals associated with PRSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. The fair value of each PRSU is the Company’s stock price on the date of grant. Over the 2023 Performance Period, the number of shares expected to be issued may be adjusted upward or downward based upon the probability of achievement of the performance conditions.
In May 2022, we granted to members of our senior management awards of performance-based restricted stock units (the “2022 PRSU Awards”) covering an aggregate of 935,600 shares of Intevac common stock (at maximum performance). The 2022 PRSU Awards are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a three-year performance period commencing on May 18, 2022 and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “2022 Performance Period”). The 2022 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the 2022 Performance Period, and each tranche may only be achieved once during the 2022 Performance Period. If a Company Stock Price Hurdle is not achieved within the 2022 Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the 2022 Performance Period will immediately be forfeited. The first tranche of the awards vested on December 28, 2022. The second tranche of the awards vested on February 23, 2023. The fair value of each PRSU award was estimated on the date of grant using a Monte Carlo simulation.
Intevac estimated the weighted-average fair value of the 2022 PRSU Awards using the following assumptions:

Three and Six Months Ended
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
On the condensed consolidated balance sheets, the short-term portion of the warranty provision is included in other accrued liabilities, while the long-term portion, if any, is included in other noncurrent liabilities. The expense associated with product warranties issued or adjusted is included in cost of net revenues on the condensed consolidated statements of operations.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays the activity in the warranty provision account for the three and six months ended July 1, 2023 and July 2, 2022.

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
Opening balance	$177	$249	$163	$346
Expenditures incurred under warranties	(67)	(54)	(165)	(225)
Accruals for product warranties issued during the reporting period	72	36	172	72
Adjustments to previously existing warranty accruals	(1)	(17)	11	21

Closing balance	$181	$214	$181	$214

The following table displays the balance sheet classification of the warranty provision account at July 1, 2023 and at December 31, 2022.

	July 1 2023	December 31 2022

	(In thousands)
Other accrued liabilities	$152	$163
Other noncurrent liabilities	29	—

Total warranty provision	$181	$163

7.	Guarantees
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
Letters of Credit
As of July 1, 2023, we had letters of credit and bank guarantees outstanding totaling $785,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $785,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	July 1, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$22,389	$—	$—	$22,389
Money market funds	16,188	—	—	16,188
Commercial paper	5,401	—	2	5,399

Total cash and cash equivalents	$43,978	$—	$2	$43,976
Short-term investments:
Asset-backed securities	$1,015	$—	$1	$1,014
Certificates of deposit	1,700	—	1	1,699
Commercial paper	5,212	—	3	5,209
Corporate bonds and medium-term notes	5,673	—	101	5,572
Municipal bonds	1,220	—	13	1,207
U.S. treasury securities	9,024	—	99	8,925

Total short-term investments	$23,844	$—	$218	$23,626
Long-term investments:
Asset-backed securities	$3,162	$—	$29	$3,133
Corporate bonds and medium-term notes	2,430	—	13	2,417

Total long-term investments	$5,592	$—	$42	$5,550

Total cash, cash equivalents, and investments	$73,414	$—	$262	$73,152

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$26,465	$—	$—	$26,465
Money market funds	9,589	—	—	9,589
Commercial paper	32,856	—	6	32,850

Total cash and cash equivalents	$68,910	$—	$6	$68,904
Short-term investments:
Asset-backed securities	$2,012	$—	$13	$1,999
Certificates of deposit	3,850	—	10	3,840
Commercial paper	9,443	—	28	9,415
Corporate bonds and medium-term notes	4,210	—	32	4,178
Municipal bonds	1,486	—	25	1,461
U.S. treasury securities	4,771	—	123	4,648

Total short-term investments	$25,772	$—	$231	$25,541
Long-term investments:
Asset-backed securities	$6,749	$—	$85	$6,664
Corporate bonds and medium-term notes	5,366	—	102	5,264
Municipal bonds	224	—	6	218
U.S. treasury and agency securities	5,493	—	54	5,439

Total long-term investments	$17,832	$—	$247	$17,585

Total cash, cash equivalents, and investments	$112,514	$—	$484	$112,030

The contractual maturities of investment securities at July 1, 2023 are presented in the following table.

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$45,433	$45,213
Due after one through five years	5,592	5,550

	$51,025	$50,763

We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both July 1, 2023 and December 31, 2022.
Our investment portfolio includes both corporate and U.S. government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of July 1, 2023, we had 56 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of July 1, 2023.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	July 1, 2023
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Asset-backed securities	$288	$2	$3,778	$28
Certificates of deposit	499	1	—	—
Commercial paper	9,458	5	—	—
Corporate bonds and medium-term notes	3,171	30	4,103	84
Municipal bonds	—	—	1,207	13
U.S. treasury securities	4,025	4	4,900	95

	$17,441	$42	$13,988	$220

All prices for the fixed maturity securities including U.S. treasury and agency securities, certificates of deposit, commercial paper, corporate bonds, asset-backed securities and municipal bonds are received from independent pricing services utilized by Intevac’s outside investment manager. This investment manager performs a review of the pricing methodologies and inputs utilized by the independent pricing services for each asset type priced by the vendor. In addition, on at least an annual basis, the investment manager conducts due diligence visits and interviews with each pricing vendor to verify the inputs utilized for each asset class. The due diligence visits include a review of the procedures performed by each vendor to ensure that pricing evaluations are representative of the price that would be received if a security were sold in an orderly transaction. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Intevac uses the pricing data obtained from its outside investment manager as the primary input to make its assessments and determinations as to the ultimate valuation of the above-mentioned securities and has not made, during the periods presented, any material adjustments to such inputs.
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of July 1, 2023.

	Fair Value Measurements at July 1, 2023
	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$16,188	$16,188	$—
U.S. treasury and agency securities	8,925	5,429	3,496
Asset-backed securities	4,147	—	4,147
Certificates of deposit	1,699	—	1,699
Commercial paper	10,608	—	10,608
Corporate bonds and medium-term notes	7,989	—	7,989
Municipal bonds	1,207	—	1,207

Total recurring fair value measurements	$50,763	$21,617	$29,146

9.	Derivative Instruments
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of July 1, 2023 and December 31, 2022.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Notional Amounts		Derivative Liabilities		Derivative Assets
Derivative Instrument	July 1, 2023	December 31, 2022	July 1, 2023		December 31, 2022

			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,258	2,240	b	$6	a	$44

Total Hedges	$1,258	2,240		$6		$44

a	Other current assets
b	Other accrued liabilities

10.	Equity
Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At July 1, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and six months ended July 1, 2023 and July 2, 2022.
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and six months ended July 1, 2023 and July 2, 2022, are as follows (in thousands):

	Three Months Ended July 1, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at April 1, 2023	$207,489	$(29,551)	$(14)	$(57,076)	$120,848
Common stock issued under employee plans	3	—	—	—	3
Shares withheld for net share settlement of RSUs	(289)	—	—	—	(289)
Equity-based compensation expense	1,495	—	—	—	1,495
Net loss	—	—	—	(4,878)	(4,878)
Other comprehensive loss	—	—	(176)	—	(176)

Balance at July 1, 2023	$208,698	$(29,551)	$(190)	$(61,954)	$117,003

	Six Months Ended July 1, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2022	$206,381	$(29,551)	$(193)	$(53,185)	$123,452
Common stock issued under employee plans	804	—	—	—	804
Shares withheld for net share settlement of RSUs	(1,563)	—	—	—	(1,563)
Equity-based compensation expense	3,076	—	—	—	3,076
Net loss	—	—	—	(8,769)	(8,769)
Other comprehensive loss	—	—	3	—	3

Balance at July 1, 2023	$208,698	$(29,551)	$(190)	$(61,954)	$117,003

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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended July 1, 2023 and July 2, 2022, are as follows.

	Three Months Ended			Six Months Ended

	July 1, 2023
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total

	(In thousands)
Beginning balance	$301	$(315)	$(14)	$291	$(484)	$(193)
Other comprehensive income (loss) before reclassification	(229)	53	(176)	(219)	222	3
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(229)	53	(176)	(219)	222	3

Ending balance	$72	$(262)	$(190)	$72	$(262)	$(190)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended			Six Months Ended

	July 2, 2022
	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available- for-sale investments	Total

	(In thousands)
Beginning balance	$575	$(204)	$371	$608	$(30)	$578
Other comprehensive loss before reclassification	(219)	(161)	(380)	(252)	(335)	(587)
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—

Net current-period other comprehensive loss	(219)	(161)	(380)	(252)	(335)	(587)

Ending balance	$356	$(365)	$(9)	$356	$(365)	$(9)

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended

	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands, except per share amounts)
Net loss from continuing operations	$(4,918)	$(2,580)	$(9,086)	$(10,300)
Net income (loss) from discontinued operations, net of taxes	$40	$(238)	$317	$(373)

Net loss	$(4,878)	$(2,818)	$(8,769)	$(10,673)

Weighted-average shares – basic	26,032	25,141	25,907	24,970
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	26,032	25,141	25,907	24,970

Basic and diluted net income (loss) per share:
Continuing operations	$(0.19)	$(0.10)	$(0.35)	$(0.41)

Discontinued operations	$0.00	$(0.01)	$0.01	$(0.01)

Net loss per share	$(0.19)	$(0.11)	$(0.34)	$(0.43)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

12.	Income Taxes
Intevac recorded income tax provisions of $116,000 and $502,000 for the three and six months ended July 1, 2023, respectively, and income tax provisions of $500,000 and $526,000 for the three and six months ended July 2, 2022, respectively. The income tax provisions (benefits) for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three month period ended July 1, 2023 Intevac recorded a $44,000 income tax benefit on losses of its international subsidiaries and recorded $158,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the six month period ended July 1, 2023 Intevac recorded a $180,000 income tax provision on income of its international subsidiaries and recorded $320,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three and six month periods ended July 2, 2022 Intevac recorded income tax provisions on income of its international subsidiaries of $390,000 and $364,000, respectively, and recorded $
107,000
and $
158,000
, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new Corporate Alternative Minimum Tax (“CAMT”) that is effective for tax years beginning after December 31, 2022. The CAMT applies to corporations that report over $1.0 billion in profits to shareholders. The Company does not expect the provisions of the CAMT to have a material impact to the Company’s consolidated financial statements.

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
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including (i) $693,000 in severance and other employee-related costs related to the termination of the Photonics general manager; (ii) $1.2 million in asset impairment charges on the Company’s ROU asset and (iii) $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required by EOTECH’s currently anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which is payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The Company recorded an asset impairment charge against its ROU asset in the amount of $1.2 million associated with the excess space noted above. The Company recorded a liability to EOTECH in the amount of $665,000, the amount related to common area charges which are not included in the base rental payments or the lease liability on the Company’s condensed consolidated balance sheet. During the first quarter of fiscal 2022, the Company recorded restructuring charges associated with the sale of the Photonics division including $37,000 in severance and other employee-related costs related to the termination of employment of four Photonics employees and $75,000 in stock-based compensation associated with the modification of certain stock-based awards for eighty Photonics employees.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three and six months ended July 1, 2023 and July 2, 2022 were as follows.

Other Exit Costs
(In thousands)

Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture (a)	3
Cash payments made	(81)

Balance at April 1, 2023	$240
Provision for restructuring charges associated with Photonics divestiture (a)	2
Cash payments made	(80)

Balance at July 1, 2023	$162

	Employee Termination Costs	Other Exit Costs	Total

	(In thousands)
Balance at January 1, 2022	$358	$665	$1,023
Provision for restructuring charges associated with Photonics divestiture (a)	112	2	114
Cash payments made	(137)	(128)	(265)
Non-cash utilization (b)	(75)	—	(75)

Balance at April 2, 2022	$258	$539	$797

Provision for restructuring charges associated with Photonics divestiture (a)	—	4	4
Cash payments made	(90)	(77)	(167)

Balance at July 2, 2022	$168 (c)	$466	$634

(a)	Included in loss from discontinued operations (See Note 2).
(b)	Acceleration of equity awards.
(c)	Liability for employee termination costs is included in accrued payroll and related liabilities.

14.	Acquisition of Hia, Inc.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three and six months ended July 1, 2023 was $34,000 and $68,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $68,000 for the remainder of fiscal 2023 and approximately $136,000 per year from fiscal 2024 through fiscal 2030.
The following table represents the carrying amount of the Hia technology intangible assets at July 1, 2023 (in thousands):

Gross carrying amount at July 1, 2023	$1,132
Accumulated amortization	(110)

Net carrying amount at July 1, 2023	$1,022

15.	Commitments and Contingencies
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

16.	Subsequent Event
During the third quarter of fiscal 2023, Intevac substantially completed implementation of a cost reduction plan (the “2023 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by between 23 to
25 percent including employees and contractors. Intevac expects to incur restructuring costs of $1.8 million in estimated severance and other employee-related expenses associated with the 2023 Cost Reduction Plan. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan are expected to occur in the third quarter of fiscal 2023. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.0 million on an annual basis.

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

The following table presents certain significant measurements for the three and six months ended July 1, 2023 and July 2, 2022:

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$10,301	$9,307	$994	$21,843	$13,752	$8,091
Gross profit	$2,570	$4,487	$(1,917)	$7,289	$5,209	$2,080
Gross margin percent	24.9%	48.2%	(23.3) points	33.4%	37.9%	(4.5) points
Loss from operations	$(5,452)	$(2,397)	$(3,055)	$(9,906)	$(10,084)	$178
Loss from continuing operations	$(4,918)	$(2,580)	$(2,338)	$(9,086)	$(10,300)	$1,214
Income (loss) from discontinued operations	$40	$(238)	$278	$317	$(373)	$690
Net loss	$(4,878)	$(2,818)	$(2,060)	$(8,769)	$(10,673)	$1,904
Net loss per diluted share	$(0.19)	$(0.11)	$(0.08)	$(0.34)	$(0.43)	$0.09

Net revenues increased during the three and six months ended July 1, 2023 compared to the same periods in the prior year primarily due to systems sales. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in the second quarter of 2023. We did not recognize revenue on any system sales in the first half of fiscal 2022. Lower gross margin in the three and six months ended July 1, 2023, versus the same periods in the prior year, reflected the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system and lower factory utilization. Gross margins in the first half of fiscal 2022 reflected the impact of $755,000 in charges for excess and obsolete inventory as part of the Company’s realignment effort. In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. R&D expenses for the first half of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort. The cost of employee severance associated with the fiscal 2022 realignment effort of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Fees earned pursuant to the TSA with EOTECH since the divestiture of Photonics (“TSA fees”) were $408,000 for the three months ended July 2, 2022, of which $14,000 was reported as a reduction of cost of net revenues and $394,000 was reported as a reduction of selling, general and administrative expenses and $1.2 million for the six months ended July 2, 2022, of which $23,000 was reported as a reduction of cost of net revenues and $1.2 million was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA concluded in June 2022, and the Company did not receive any TSA fees in the first half of fiscal 2023. The Company reported a larger net loss for the three months ended July 1, 2023 compared to same period in the prior year due to lower gross profit and higher operating costs, offset in part by higher revenues. The Company reported a smaller net loss for the six months ended July 1, 2023 compared to same period in the prior year due to higher revenues and higher gross profit, offset in part by higher operating costs.

We believe fiscal 2023 will continue to be a challenging year, and Intevac does not expect to be profitable in fiscal 2023. While we expect that HDD equipment sales will be higher in 2023 than 2022 levels, we expect that HDD equipment sales in 2024 will be lower than 2023 levels. We expect to begin recognizing revenue from our TRIO platform in fiscal 2024. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems and we recorded a backlog reduction of $54.6 million. Additionally, in the second half of 2023 and into the beginning of 2024, we expect to recognize cancellation charges associated with the cancelled order as the associated customer contract requires the customer to pay us a prorated price based upon the percentage of work completed on the order.

Our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. Rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services. Further, the impacts of inflation and interest rate fluctuations on our business and the broader economy may impact our financial condition and results of operations. Our customers may delay or cancel orders due to reduced demand and supply chain disruptions.

Results of Operations

Net revenues

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Net revenues	$10,301	$9,307	$994	$21,843	$13,752	$8,091

Revenue for the three months ended July 1, 2023 increased compared to the same period in the prior year as a result of higher sales of systems, offset in part by lower sales of technology upgrades, spare parts and field service. Revenue for the six months ended July 1, 2023 increased compared to the same period in the prior year as a result of higher sales of systems and technology upgrades, offset in part by lower sales of spare parts and field service.We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system for each of the three and six months ended July 1, 2023. Revenue for the three and six months ended July 2, 2022 did not include revenue recognized for any systems.

Backlog

	July 1, 2023	December 31, 2022	July 2, 2022

	(In thousands)
Backlog	$58,157	$121,743	$100,194

Backlog at July1, 2023 included two 200 Lean HDD systems. Backlog at both December 31, 2022 and July 2, 2022 included eleven 200 Lean HDD systems. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems and we recorded a backlog reduction of $54.6 million. Our HDD revenues through the remainder of 2023 are expected to consist primarily of HDD upgrade sales, spare parts sales and field service sales. On July 1, 2023, we had $58.2 million of backlog and expect to recognize as revenue: 37.9% in 2023 and 62.1% in 2024. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Revenue by geographic region

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

	(In thousands)
United States	$662	$1,656	$2,276	$1,950
Asia	9,628	7,651	19,556	11,802
Europe	11	—	11	—

Total net revenues	$10,301	$9,307	$21,843	$13,752

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three months ended July 1, 2023 versus the three months ended July 2, 2022, reflected lower HDD upgrade sales, lower spare parts and lower field service sales. The increase in sales to the U.S. region in the six months ended July 1, 2023 versus the six months ended July 2, 2022, reflected higher HDD upgrade sales, offset in part by lower spare parts and lower field service sales. The increase in sales to the Asia region in the three months ended July 1, 2023 versus the three months ended July 2, 2022, reflected higher HDD system sales, offset in part by lower upgrade, spare parts and field service sales. The increase in sales to the Asia region in the six months ended July 1, 2023 versus the six months ended July 2, 2022, reflected higher HDD system and higher upgrade sales, offset in part by lower spare parts and field service sales. Sales to the Asia region for each of the three and six months ended July 1, 2023 included one 200 Lean HDD system and one refurbished 200 Lean HDD system. Sales to the Asia region in the three and six months ended July 2, 2022, did not include any systems.

Gross profit

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands, except percentages)
Gross profit	$2,570	$4,487	$(1,917)	$7,289	$5,209	$2,080
% of net revenues	24.9%	48.2%		33.4%	37.9%

Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Gross margin was 24.9% in the three months ended July 1, 2023 compared to 48.2% in the three months ended July 2, 2022 and was 33.4% in the six months ended July 1, 2023 compared to 37.9% in the six months ended July 2, 2022. The decrease in the gross margin percentage for the three and six months ended July 1, 2023 compared to the same periods in the prior year was due primarily to the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system, and lower factory utilization. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Research and development expense	$3,647	$2,868	$779	$7,620	$7,028	$592

Research and development spending during the three and six months ended July 1, 2023 increased compared to the same periods in the prior year primarily due to higher spending on TRIO and HDD R&D programs. R&D spending during the six months ended July 2, 2022 included $1.5 million in expenditures related to the disposal of certain lab equipment as part of the realignment effort.

Selling, general and administrative expense

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Selling, general and administrative expense	$4,375	$4,016	$359	$9,575	$8,265	$1,310

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended July 1, 2023 increased compared to the same period in the prior year as higher legal fees, higher consulting fees and higher travel expenses were offset in part by lower variable compensation expenses. Selling, general and administrative expense for the six months ended July 1, 2023 increased compared to the same period in the prior year as higher stock compensation expenses, higher variable compensation expenses, higher consulting fees, higher training expenses and higher travel expenses were offset in part by lower legal fees. Selling, general and administrative expense for the six months ended July 2, 2022 included one-time severance charges associated with the 2022 Cost Reduction Plan. Selling, general and administrative expense for the three and six months ended July 2, 2022, is net of $394,000 and $1.2 million, respectively, in TSA fees earned since the Photonics divestiture. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services.

Cost reduction plan

In March 2022, the Company’s management approved a restructuring plan to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount and (ii) eliminating several R&D programs and product offerings. As part of this re-alignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi®), and advanced packaging for semiconductor manufacturing. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 cost reduction plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced our workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis. Substantially all cash outlays in connection with the 2022 Cost Reduction Plan occurred in fiscal 2022.

Interest income and other income (expense), net

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Interest income and other, income (expense), net	$650	$317	$333	$1,322	$310	$1,012

Interest income and other income (expense), net in the three months ended July 1, 2023 included $567,000 of interest income on investments, $24,000 of various other income and $59,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 1, 2023 included $1.3 million of interest income on investments and $64,000 of various other income, offset in part by $19,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended July 2, 2022 included $166,000 of interest income on investments, $11,000 of various other income and $140,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 2, 2022 included $175,000 of interest income on investments, $28,000 of various other income and $107,000 of foreign currency gains. The increase in interest income in the three and six months ended July 1, 2023 compared to the same periods in the prior year resulted from higher interest rates on Intevac’s investments, offset in part by lower invested balances.

Provision for income taxes

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Provision for income taxes	$116	$500	$(384)	$502	$526	$(24)

Intevac recorded income tax provisions of $116,000 and $502,000 for the three and six months ended July 1, 2023, respectively, and income tax provisions of $500,000 and $526,000 for the three and six months ended July 2, 2022, respectively. The income tax provisions for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three month period ended July 1, 2023, Intevac recorded a $44,000 income tax benefit on losses of its international subsidiaries and recorded $158,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the six month period ended July 1, 2023, Intevac recorded a $180,000 income tax provision on income of its international subsidiaries and recorded $320,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three and six month periods ended July 2, 2022, Intevac recorded income tax provisions on profits of its international subsidiaries of $390,000 and $364,000, respectively, and recorded $107,000 and $158,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

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

Income (loss) from discontinued operations, net of taxes

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	Change over prior period	July 1, 2023	July 2, 2022	Change over prior period

	(In thousands)
Income (loss) from discontinued operations, net of taxes	$40	$(238)	$278	$317	$(373)	$690

The income (loss) from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the three months ended July 1, 2023 is comprised primarily of accretion on the lease liability that was assigned to EOTECH. Income from discontinued operations for the six months ended July 1, 2023 is comprised primarily of a stock based compensation forfeiture benefit recognized upon the termination of certain mutual employees of both the Company and EOTECH that were terminated by the Company upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023. Loss from discontinued operations for the three and six months ended July 2, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to EOTECH, severance for several employees that were not hired by EOTECH, stock based compensation expense associated with the acceleration of stock awards and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit.

Liquidity and Capital Resources

At July 1, 2023, Intevac had $73.9 million in cash, cash equivalents, restricted cash and investments compared to $112.8 million at December 31, 2022. During the first six months of fiscal 2023, cash, cash equivalents, restricted cash and investments decreased by $38.9 million due primarily to cash used by operating activities, purchases of leasehold improvements and equipment, payment of contingent consideration and tax payments on net share settlements offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	July 1, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$43,976	$68,904
Restricted cash	785	786
Short-term investments	23,626	25,541
Long-term investments	5,550	17,585

Total cash, cash equivalents, restricted cash and investments	$73,937	$112,816

Operating activities used cash of $33.4 million during the first six months of fiscal 2023 compared to cash used of $11.4 million during the first six months of fiscal 2022.

Accounts receivable increased to $20.2 million at July 1, 2023 compared to $15.8 million at December 31, 2022 as a result of sales from the first half of 2023 as well as the impact of offering our customers in good standing extended payment terms on a portion of the sales on selected products in the fourth quarter of 2022 and the first half of 2023. Net inventories increased to $46.3 million at July 1, 2023 compared to $30.0 million at December 31, 2022 due to purchases of inventory to support our investments in TRIO inventory and the build out of our HDD backlog. In the second half of 2023 and into the beginning of 2024, as part of the cancellation of an order for eight 200 Lean HDD systems, the customer is expected to take delivery of $12.5 million of inventory on hand at July 1, 2023 and $11.4 million of inventory on order, plus reimburse us for any supplier cancellation charges. Accounts payable decreased to $10.4 million at July 1, 2023 from $11.6 million at December 31, 2022 as a result of decreased inventory purchases, offset in part by changing our standard payment terms from 30 days to 60 days. Accrued payroll and related liabilities increased to $3.4 million at July 1, 2023 compared to $3.1 million at December 31, 2022. Other accrued liabilities decreased to $1.4 million at July 1, 2023 compared to $5.4 million at December 31, 2022 primarily due to the recognition of revenue on a 200 Lean HDD refurbished tool in deferred revenue as well as the settlement of the PAGA lawsuit which was paid on January 20, 2023. Customer advances decreased from $24.7 million at December 31, 2022 to $21.7 million at July 1, 2023 primarily as a result of recognition of revenue.

Investing activities generated cash of $9.7 million during the first six months of fiscal 2023. Proceeds from sales and maturities of investments, net of purchases totaled $13.9 million as the Company liquidated investments from its investment portfolio to fund operating costs and inventory purchases. Capital expenditures for the six months ended July 1, 2023 were $4.3 million.

Financing activities used cash of $975,000 in the first six months of fiscal 2023. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $838,000. Tax payments related to the net share settlement of restricted stock units was $1.6 million.

In connection with the acquisition of Hia Inc., Intevac agreed to make contingent consideration payments to the selling shareholders upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The Company is also obligated to pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. As of July 1, 2023, no royalty payments have been earned or paid.

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

As of July 1, 2023, approximately $22.7 million of cash and cash equivalents and $4.9 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2023 are projected to be approximately $1.5 million to $2.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $785,000 as of July 1, 2023. These letters of credit and bank guarantees are collateralized by $785,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning January 1, 2023, we implemented ASC 326, Financial Instruments - Credit Losses. For a description of our critical accounting policies and estimates affecting accounting for credit losses, see Note 1. “Description of Business, Basis of Presentation and Significant Accounting Policy” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. With the exception of the changes to our credit loss recognition policies referenced above, there have been no material changes to our critical accounting policies during the six months ended July 1, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of July 1, 2023.

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

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in 2019, 2020 and 2021 and 2022 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021 and 2022) systems. In May 2023, this customer cancelled an order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and we recorded a backlog reduction of $54.6 million. Intevac expects sales of systems and upgrades for magnetic disk production in 2023 will be at levels higher than the levels in 2022.

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

Supply chain disruptions have impacted, and may continue to impact, us and our suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on our business, financial condition and results of operations in the future. Additionally, the impacts supply chain disruptions have on our suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting us and our suppliers could interrupt product manufacturing, increase lead times, increase product costs and continue to increase shipping costs, all of which may have a material adverse effect on our business, financial condition and results of operations.

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

As of July 1, 2023, our total backlog was $58.2 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in May 2023, we removed $54.6 million from backlog upon receiving notice from a customer of the cancellation of an order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At July 1, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended July 1, 2023.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Transition Agreement and Release with Retired CFO

As previously announced, on July 18, 2023, James Moniz retired from his positions as the Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer of Intevac, Inc., and from all other positions he held in the Company or any of its subsidiaries effective August 4, 2023. On August 2, 2023, the Company entered into a Transition Agreement and Release (the “Transition Agreement”) with Mr. Moniz. Under the terms of the Transition Agreement, Mr. Moniz will receive accelerated vesting with respect to: (a) 8,875 shares of restricted stock units granted to Mr. Moniz in May 2020, (b) 7,826 shares of restricted stock units granted to Mr. Moniz in May 2021 and (c) 14,600 shares of restricted stock units granted to Mr. Moniz in May 2022, which represents the number of shares that would have vested under each such restricted stock unit grant had Mr. Moniz remain employed with the Company through May 31, 2024. As part of the Transition Agreement, and as a condition to receiving the foregoing benefits, the parties agreed to provisions relating to a release and waiver of claims in favor of the Company, including a supplemental release of claims to be entered into following Mr. Moniz’s termination date, confidentiality, non-disparagement, tax consequences and post-separation cooperation with respect to certain Company efforts. The foregoing summary is qualified in its entirety by reference to the full text of the Transition Agreement which is filed as Exhibit 10.3 and is incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Form of the 2023 PRSU Award Agreement under the 2020 Equity Incentive Plan

10.2	Change in Control Agreement with John Dickinson dated June 20, 2023.

10.3	Transition Agreement and Release with James Moniz dated August 2, 2023.

10.4	2020 Equity Incentive Plan, as amended February 15, 2023 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 12, 2023).

10.5	2003 Employee Stock Purchase Plan, as amended February 15, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 12, 2023).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEVAC, INC.

Date: August 3, 2023	By:	/s/ NIGEL HUNTON
Nigel Hunton
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ JAMES MONIZ
James Moniz
Executive Vice President, Finance and Administration,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)