Form 10-Q
period 2023-09-30
INTEVAC INC
filed 2023-11-02
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company
,” and “emerging growth company” in
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
of the Act). ☐ Yes ☒ No
On November 2, 2023, 26,373,454 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$43,822	$68,904
Short-term investments	17,805	25,541
Trade and other accounts receivable, net of allowances of $0 at both September 30, 2023 and December 31, 2022	27,980	15,823
Inventories	42,837	30,003
Prepaid expenses and other current assets	1,905	1,898

Total current assets	134,349	142,169
Long-term investments	3,855	17,585
Restricted cash	700	786
Property, plant and equipment, net	7,536	3,658
Operating lease right-of-use-assets	1,772	3,390
Intangible assets, net of amortization of $144 at September 30, 2023 and $42 at December 31, 2022	988	1,090
Deferred income taxes and other long-term assets	3,877	4,381

Total assets	$153,077	$173,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$1,694	$3,404
Accounts payable	5,538	11,610
Accrued payroll and related liabilities	3,196	3,087
Other accrued liabilities	2,732	5,430
Customer advances	21,523	2,444

Total current liabilities	34,683	25,975
Noncurrent liabilities:
Noncurrent operating lease liabilities	646	1,417
Customer advances	1,482	22,215
Other noncurrent liabilities	29	—

Total noncurrent liabilities	2,157	23,632
Stockholders’ equity:
Common stock, $0.001 par value	26	26
Additional paid-in capital	209,396	206,355
Treasury stock, 5,087 shares at both September 30, 2023 and at December 31, 2022	(29,551)	(29,551)
Accumulated other comprehensive loss	(104)	(193)
Accumulated deficit	(63,530)	(53,185)

Total stockholders’ equity	116,237	123,452

Total liabilities and stockholders’ equity	$153,077	$173,059

Note:	Amounts as of December 31, 2022 are derived from the December 31, 2022 audited consolidated financial statements.
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$17,915	$10,750	$39,758	$24,502
Cost of net revenues	10,916	5,860	25,471	14,402

Gross profit	6,999	4,890	14,287	10,100
Operating expenses:
Research and development	3,720	3,311	11,340	10,339
Selling, general and administrative	4,707	4,741	14,281	13,007

Total operating expenses	8,427	8,052	25,621	23,346

Loss from operations	(1,428)	(3,162)	(11,334)	(13,246)
Interest income and other income (expense), net	600	413	1,922	723

Loss before provision for income taxes	(828)	(2,749)	(9,412)	(12,523)
Provision for income taxes	796	467	1,298	992

Net loss from continuing operations, net of taxes	(1,624)	(3,216)	(10,710)	(13,515)
Net income (loss) from discontinued operations, net of taxes	48	(20)	365	(394)

Net loss	$(1,576)	$(3,236)	$(10,345)	$(13,909)

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.06)	$(0.13)	$(0.41)	$(0.54)
Basic and diluted – discontinued operations	$0.00	$(0.00)	$0.01	$(0.02)
Basic and diluted – net loss	$(0.06)	$(0.13)	$(0.40)	$(0.55)
Weighted-average common shares outstanding:
Basic and diluted	26,287	25,370	26,033	25,104
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(Unaudited)
	(In thousands)
Net loss	$(1,576)	$(3,236)	$(10,345)	$(13,909)

Other comprehensive income (loss), before tax
Change in unrealized net gain (loss) on available-for-sale investments	101	(225)	323	(560)
Foreign currency translation losses	(15)	(233)	(234)	(485)

Other comprehensive income (loss), before tax	86	(458)	89	(1,045)
Income tax (expense) benefit related to items in other comprehensive loss	—	—	—	—

Other comprehensive income (loss), net of tax	86	(458)	89	(1,045)

Comprehensive loss	$(1,490)	$(3,694)	$(10,256)	$(14,954)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2023	October 1, 2022

	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(10,345)	$(13,909)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,038	1,097
Net amortization (accretion) of investment premiums and discounts	(145)	(111)
Amortization of intangible assets	102	8
Equity-based compensation	3,393	2,698
Straight-line rent adjustment and amortization of lease incentives	(863)	(686)
Foreign currency loss on liquidation of entity	—	14
(Gain) loss on disposal of fixed assets	(41)	1,453
Deferred income taxes	629	632
Changes in operating assets and liabilities	(34,693)	12,621

Total adjustments	(30,580)	17,726

Net cash and cash equivalents provided by (used in) operating activities	(40,925)	3,817
Investing activities
Purchases of investments	(10,453)	(48,684)
Proceeds from sales and maturities of investments	31,887	14,062
Proceeds from sales of fixed assets	65	—
Purchase of Hia, Inc.	—	(763)
Purchases of leasehold improvements and equipment	(4,940)	(1,426)

Net cash and cash equivalents provided by (used in) investing activities	16,559	(36,811)
Financing activities
Net proceeds from issuance of common stock	1,365	2,898
Payment of acquisition-related contingent consideration	(250)	—
Taxes paid related to net share settlement	(1,683)	(358)

Net cash and cash equivalents provided by (used in) financing activities	(568)	2,540
Effect of exchange rate changes on cash	(234)	(498)

Net decrease in cash, cash equivalents and restricted cash	(25,168)	(30,952)
Cash, cash equivalents and restricted cash at beginning of period	69,690	103,514

Cash, cash equivalents and restricted cash at end of period	$44,522	$72,562

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$81	$1,122

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
In March 2022, the Company approved and implemented a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program included (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products in these industries.
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are recorded at invoiced amounts less allowance for any credit losses. In accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”)
2016-13 that
we adopted on January 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the condensed consolidated statement of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both September 30, 2023 and December 31, 2022, and there was no write-off
of accounts receivable for the periods presented.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. As of September 30, 2023, there have been no earnout payments under the Purchase Agreement. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
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
TSA fees earned since the divestiture were $950,000 for the nine months ended October 1, 2022. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA fees were included in selling, general and administrative expenses and cost of net revenues, respectively, in the Company’s condensed consolidated statement of operations. In September 2022, Intevac entered into a settlement agreement and agreed to refund to EOTECH $200,000 as well as cancel $46,000 in outstanding invoices related to disputed TSA fees. These fees were reported in selling, general and administrative expenses for the nine months ended October 1, 2022. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement to share certain building maintenance costs. Charges for the three and nine months ended September 30, 2023 associated with the Shared Services Agreement were $39,000 and $104,000, respectively. There were no charges for the three and nine months ended October 1, 2022 associated with the Shared Services Agreement. Additionally, during the nine months ended October 1, 2022, the Company sold inventory in the amount of $148,000 to EOTECH. Accounts receivable from EOTECH of $30,000 at September 30, 2023 and $49,000 at December 31, 2022 were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and October 1, 2022.
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
Selling, general and administrative	$(48)	$20	$(365)	$394

Total operating expenses	(48)	20	(365)	394

Operating income (loss) – discontinued operations	48	(20)	365	(394)
Other income (expense) – discontinued operations	—	—	—	—

Loss from discontinued operations before provision for income taxes	48	(20)	365	(394)
Provision for income taxes	—	—	—	—

Net loss from discontinued operations, net of taxes	$48	$(20)	$365	$(394)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
Equity-based compensation	$—	$31	$(260)	$(260)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and October 1, 2022.
Major Products and Service Lines

	Three Months Ended September 30, 2023			Three Months Ended October 1, 2022

	HDD	ASP	Total	HDD	PV	ASP	Total
Systems, upgrades and spare parts	$16,477	$6	$16,483	$8,233	$77	$100	$8,410
Field service	1,335	97	1,432	2,160	180	—	2,340

Total net revenues	$17,812	$103	$17,915	$10,393	$257	$100	$10,750

	Nine Months Ended September 30, 2023				Nine Months Ended October 1, 2022

	HDD	PV	ASP	Total	HDD	DCP	PV	ASP	Total
Systems, upgrades and spare parts	$36,345	$28	$17	$36,390	$19,112	$1	$212	$100	$19,425
Field service	3,271	—	97	3,368	4,844	43	190	—	5,077

Total net revenues	$39,616	$28	$114	$39,758	$23,956	$44	$402	$100	$24,502

Primary Geographical Markets

	Three Months Ended		Nine Months Ended

	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
United States	$784	$1,377	$3,060	$3,327
Asia	17,034	9,273	36,590	21,075
Europe	97	100	108	100

Total net revenues	$17,915	$10,750	$39,758	$24,502

Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended

	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
Products transferred at a point in time	$17,915	$10,750	$39,758	$24,502
Products and services transferred over time	—	—	—	—

Total net revenues	$17,915	$10,750	$39,758	$24,502

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended September 30, 2023:

	September 30, 2023	December 31, 2022	Nine Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$394	$424	$(30)

Contract liabilities:
Deferred revenue	$409	$2,446	$(2,037)
Customer advances	23,005	24,659	(1,654)

	$23,414	$27,105	$(3,691)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended September 30, 2023, contract assets decreased by $30,000 primarily due to the invoicing of accrued revenue related to certain upgrades and spare parts that were unbilled as of December 31, 2022, offset in part by the accrual of revenue for a system delivered in the quarter ended July 1, 2023 that was pending acceptance as of September 30, 2023 and the accrual of revenue related to the sale of upgrades and billable services during the nine months ended September 30, 2023.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended September 30, 2023, we recognized revenue of $3.4 million and $2.2 million that was included in customer advances
and
deferred revenue, respectively, at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. In September 2023, the Company applied $444,000 of billings against these advances in connection with inventory scrapped at the customer’s direction.
On September 30, 2023, we had $46.5 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 25.3% of our remaining performance obligations as revenue in 2023, 50.2% in 2024 and 24.5% in 2025.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Raw materials	$33,325	$19,116
Work-in-progress	9,512	9,499
Finished goods	—	1,388

	$42,837	$30,003

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Finished goods inventory at December 31, 2022 is comprised of a refurbished system at a customer location where the sales transaction did not meet our revenue recognition criteria. In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. In the fourth quarter of 2023 and into the beginning of 2024, as part of the cancellation of the order for eight 200 Lean HDD systems, the customer is expected to take delivery of $12.7 million of inventory on hand at September 30, 2023 and $6.8 million of inventory on order plus reimburse us for any supplier cancellation charges.

5.	Equity-Based Compensation
At September 30, 2023, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
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
Compensation Expense
The effect of recording equity-based compensation for the three and nine months ended September 30, 2023 and October 1, 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
Equity-based compensation by type of award:
Stock options	$(3)	$5	$(14)	$(159)
RSUs	221	896	1,576	1,232
PRSUs	35	1,101	1,367	1,332
ESPP purchase rights	63	207	464	293

Total equity-based compensation	$316	$2,209	$3,393	$2,698

Included in the table above are:

(a)
A reversal of $462,000 in equity-based compensation expense related to forfeitures of awards due to our 2023 cost reduction plan for the three and nine months ended September 30, 2023. A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our 2022 cost reduction plan and a $37,000 benefit related to the modification of certain stock-based awards for the nine months ended October 1, 2022. (See Note
13. Restructuring and Other Costs, Net); and

(b)
Equity-based compensation reported in discontinued operations of $0 and ($260,000) for the three and nine months ended September
30, 2023, respectively, and $31,000 and ($260,000) for the three and nine months ended October 1, 2022, respectively. Equity-based compensation expense allocated to discontinued operations for the nine months ended October 1, 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to EOTECH upon closing of the Photonics divestiture. (See Note 2. Divestiture and Discontinued Operations.)

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
Option activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 were as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 31, 2022	383,099	$7.07
Options cancelled and forfeited	(48,093)	$9.97
Options exercised	(52,813)	$5.15

Options outstanding at September 30, 2023	282,193	$6.93

Options exercisable at September 30, 2023	281,443	$6.93
Intevac issued 304,538 shares of common stock under the ESPP during the nine months ended September 30, 2023.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$0.63	$0.65	$0.91	$1.26
Expected volatility	41.61%	44.54%	40.33%	52.57%
Risk-free interest rate	5.29%	2.94%	5.15%	1.94%
Expected term of purchase rights (in years)	1.09	1.24	1.08	1.24
Dividend yield	None	None	None	None
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
RSUs
RSU activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 31, 2022	1,309,792	$5.14
Granted	433,745	$4.70
Vested	(546,633)	$5.16
Cancelled and forfeited	(252,678)	$5.11

Non-vested RSUs at September 30, 2 023	944,226	$4.93

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

PRSUs
PRSU activity as of September 30, 2023 and changes during the nine months ended September 30, 2023 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 31, 2022	1,089,339	$3.54
Granted	525,656	$4.92
Vested	(190,903)	$4.26
Cancelled and forfeited	(263,799)	$3.57

Non-vested PRSUs at September 30, 2023	1,160,293	$4.04

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
In September 2022 and May 2022, we granted to members of our senior management awards of performance-based restricted stock units (“2022 PRSU Awards”) covering an aggregate of 82,600 and 935,600 shares, respectively, of Intevac common stock (at maximum performance). The 2022 PRSU Awards are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a performance period commencing on the grant date and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “2022-2025 Performance Period”). The 2022 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the 2022-2025 Performance Period, and each tranche may only be achieved once during the Performance Period. If a Company Stock Price Hurdle is not achieved within the 2022-2025 Performance Period, the corresponding 2022 PRSUs will not vest, and all unvested 2022 PRSUs at the end of the 2022-2025 Performance Period will immediately be forfeited. The fair value of each 2022 PRSU award was estimated on the date of grant using a Monte Carlo simulation.
Intevac estimated the weighted-average fair value of the 2022 PRSU Awards using the following weighted-average assumptions:

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
The following table displays the activity in the warranty provision account for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
Opening balance	$181	$214	$163	$346
Expenditures incurred under warranties	(36)	(60)	(201)	(286)
Accruals for product warranties issued during the reporting period	67	63	239	135
Adjustments to previously existing warranty accruals	(10)	9	1	31

Closing balance	$202	$226	$202	$226

The following table displays the balance sheet classification of the warranty provision account at September 30, 2023 and at December 31, 2022.

	September 30, 2023	De ce mber 31, 2022

	(In thousands)
Other accrued liabilities	$173	$163
Other noncurrent liabilities	29	—

Total warranty provision	$202	$163

7.	Guarantees
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
Letters of Credit
As of September 30, 2023, we had letters of credit and bank guarantees outstanding totaling $700,000 including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$14,236	$—	$—	$14,236
Money market funds	15,154	—	—	15,154
Commercial paper	14,436	—	4	14,432

Total cash and cash equivalents	$43,826	$—	$4	$43,822
Short-term investments:
Certificates of deposit	$1,400	—	$—	$1,400
Commercial paper	1,445	—	1	1,444
Corporate bonds and medium-term notes	5,873	—	78	5,795
Municipal bonds	1,222	—	4	1,218
U.S. treasury securities	7,997	—	49	7,948

Total short-term investments	$17,937	$—	$132	$17,805
Long-term investments:
Asset-backed securities	$1,650	$—	$13	$1,637
Corporate bonds and medium-term notes	2,230	—	12	2,218

Total long-term investments	$3,880	$—	$25	$3,855

Total cash, cash equivalents, and investments	$65,643	$—	$161	$65,482

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$26,465	$—	$—	$26,465
Money market funds	9,589	—	—	9,589
Commercial paper	32,856	—	6	32,850

Total cash and cash equivalents	$68,910	$—	$6	$68,904
Short-term investments:
Asset-backed securities	$2,012	$—	$13	$1,999
Certificates of deposit	3,850	—	10	3,840
Commercial paper	9,443	—	28	9,415
Corporate bonds and medium-term notes	4,210	—	32	4,178
Municipal bonds	1,486	—	25	1,461
U.S. treasury securities	4,771	—	123	4,648

Total short-term investments	$25,772	$—	$231	$25,541
Long-term investments:
Asset-backed securities	$6,749	$—	$85	$6,664
Corporate bonds and medium-term notes	5,366	—	102	5,264
Municipal bonds	224	—	6	218
U.S. treasury and agency securities	5,493	—	54	5,439

Total long-term investments	$17,832	$—	$247	$17,585

Total cash, cash equivalents, and investments	$112,514	$—	$484	$112,030

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The contractual maturities of investment securities at September 30, 2023 are presented in the following table.

	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$47,527	$47,391
Due after one through five years	3,880	3,855

	$51,407	$51,246

We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both September 30, 2023 and December 31, 2022.
Our investment portfolio includes both corporate and U.S. government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2023, we had 71 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2023.

	September 30, 2023
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
Asset-backed securities	$—	$—	$1,637	$13
Commercial paper	15,876	5	—	—
Corporate bonds and medium-term notes	1,989	14	5,309	76
Municipal bonds	—	—	218	4
U.S. treasury securities	3,500	1	4,448	48

	$21,365	$20	$11,612	$141

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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of September 30, 2023.

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2

	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$15,154	$15,154	$—
U.S. treasury and agency securities	7,948	4,448	3,500
Asset-backed securities	1,637	—	1,637
Certificates of deposit	1,400	—	1,400
Commercial paper	15,876	—	15,876
Corporate bonds and medium-term notes	8,013	—	8,013
Municipal bonds	1,218	—	1,218

Total recurring fair value measurements	$51,246	$19,602	$31,644

9.	Derivative Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Notional Amounts		Derivative Assets		Derivative Assets
Derivative Instrument	September 30, 2023	December 31, 2022	September 30, 2023		December 31, 2022

			Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
	(In thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$1,099	2,240	a	$1	a	$4

Total Hedges	$1,099	2,240		$1		$4

a	Other current assets

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Equity
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and nine months ended September 30, 2023 and October 1, 2022, are as follows (in thousands):

	Three Months Ended September 30, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at July 1, 2023	$208,698	$(29,551)	$(190)	$(61,954)	$117,003
Common stock issued under employee plans	527	—	—	—	527
Shares withheld for net share settlement of RSUs	(120)	—	—	—	(120)
Equity-based compensation expense	317	—	—	—	317
Net loss	—	—	—	(1,576)	(1,576)
Other comprehensive income	—	—	86	—	86

Balance at September 30, 2023	$209,422	$(29,551)	$(104)	$(63,530)	$116,237

	Nine Months Ended September 30, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2022	$206,381	$(29,551)	$(193)	$(53,185)	$123,452
Common stock issued under employee plans	1,331	—	—	—	1,331
Shares withheld for net share settlement of RSUs	(1,683)	—	—	—	(1,683)
Equity-based compensation expense	3,393	—	—	—	3,393
Net loss	—	—	—	(10,345)	(10,345)
Other comprehensive income	—	—	89	—	89

Balance at September 30, 2023	$209,422	$(29,551)	$(104)	$(63,530)	$116,237

	Three Months Ended October 1, 2022
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance at July 2, 2022	$201,503	$(29,551)	$(9)	$(46,783)	$125,160
Common stock issued under employee plans	687	—	—	—	687
Shares withheld for net share settlement of RSUs	(63)	—	—	—	(63)
Equity-based compensation expense	2,209	—	—	—	2,209
Net loss	—	—	—	(3,236)	(3,236)
Other comprehensive loss	—	—	(458)	—	(458)

Balance at October 1, 2022	$204,336	$(29,551)	$(467)	$(50,019)	$124,299

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and October 1, 2022, are as follows.

	Three Months Ended			Nine Months Ended

	September 30, 2023
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Beginning balance	$72	$(262)	$(190)	$291	$(484)	$(193)
Other comprehensive income (loss) before reclassification	(15)	101	86	(234)	323	89
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(15)	101	86	(234)	323	89

Ending balance	$57	$(161)	$(104)	$57	$(161)	$(104)

	Three Months Ended			Nine Months Ended

	October 1, 2022
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total

	(In thousands)
Beginning balance	$356	$(365)	$(9)	$608	$(30)	$578
Other comprehensive loss before reclassification	(247)	(225)	(472)	(499)	(560)	(1,059)
Amounts reclassified from other comprehensive loss	14	—	14	14	—	14

Net current-period other comprehensive loss	(233)	(225)	(458)	(485)	(560)	(1,045)

Ending balance	$123	$(590)	$(467)	$123	$(590)	$(467)

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At September 30, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and nine months ended September 30, 2023 and October 1, 2022.

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
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended

	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands, except per share amounts)
Net loss from continuing operations	$(1,624)	$(3,216)	$(10,710)	$(13,515)
Net income (loss) from discontinued operations, net of taxes	48	(20)	365	(394)

Net loss	$(1,576)	$(3,236)	$(10,345)	$(13,909)

Weighted-average shares – basic	26,287	25,370	26,033	25,104
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	26,287	25,370	26,033	25,104

Basic and diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.13)	$(0.41)	$(0.54)

Discontinued operations	$0.00	$(0.00)	$0.01	$(0.02)

Net loss per share	$(0.06)	$(0.13)	$(0.40)	$(0.55)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

12.	Income Taxes
Intevac recorded income tax provisions of $796,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively, and income tax provisions of $467,000 and $992,000 for the three and nine months ended October 1, 2022, respectively. The income tax provisions (benefits) for the three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three month period ended September 30, 2023 Intevac recorded a $505,000 income tax provision on income of its international subsidiaries and recorded $288,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the nine month period ended September 30, 2023 Intevac recorded a $685,000 income tax provision on income of its international subsidiaries and recorded $608,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three and nine month periods ended October 1, 2022 Intevac recorded income tax provisions on income of its international subsidiaries of $392,000 and $756,000, respectively, and recorded $127,000 and $285,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. The tax provisions for the three and nine months ended October 1, 2022 are net of a tax benefit recorded for the partial release of the U.S. valuation allowance in the amount of $52,000 due to the acquired intangibles of Hia, Inc. (“Hia”). Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Restructuring Charges
During the third quarter of fiscal 2023, Intevac substantially completed implementation of a cost reduction plan (the “2023 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $1.9 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associated with the 2023 Cost Reduction Plan for the three and nine months ended September 30, 2023 were as follows.

Employee Termination Costs
(In thousands)
Balance at July 1, 2023	$—
Provision for restructuring charges under the 2023 Cost Reduction Plan	1,950
Cash payments made	(1,948)
Non-cash utilization (a)	(2)

Balance at September 30, 2023	$—

(a)	Acceleration of equity awards.

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
The changes in restructuring reserves, which resulted from cash-based severance payments and ot her
employee-related costs, associated with the 2022 Cost Reduction Plan for the three and nine months ended October 1, 2022 were as follows.

Employee Termination Costs
(In thousands)
Balance at January 1, 2022	$—
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232
Cash payments made	(757)
Non-cash utilization (a)	37

Balance at April 2, 2022	$512
Cash payments made	(179)

Balance at July 2, 2022	$333
Cash payments made	(154)

Balance at October 1, 2022	$179

(a)	Acceleration of eq uity awards.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three and nine months ended September 30, 2023 and October 1, 2022 were as follows.

Other Exit Costs
(In thousands)
Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture (a)	3
Cash payments made	(81)

Balance at April 1, 2023	$240
Provision for restructuring charges associated with Photonics divestiture (a)	2
Cash payments made	(80)

Balance at July 1, 2023	$162
Provision for restructuring charges associated with Photonics divestiture (a)	2
Cash payments made	(80)

Balance at September 30, 2023	$84

	Employee Termination Costs	Other Exit Costs	Total

	(In thousands)
Balance at January 1, 2022	$358	$665	$1,023
Provision for restructuring charges associated with Photonics divestiture (a)	112	2	114
Cash payments made	(137)	(128)	(265)
Non-cash utilization (b)	(75)	—	(75)

Balance at April 2, 2022	$258	$539	$797

Provision for restructuring charges associated with Photonics divestiture (a)	—	4	4
Cash payments made	(90)	(77)	(167)

Balance at July 2, 2022	$168	$466	$634

Provision for restructuring charges associated with Photonics divestiture (a)	—	5	5
Cash payments made	(77)	(77)	(154)

Balance at October 1, 2022	$91	$394	$485

(a)	Included in loss from discontinued operations (See Note 2).
(b)	Acceleration of equity awards.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Contingencies
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
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three and nine months ended September 30, 2023 was $34,000 and $102,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $34,000 for the remainder of fiscal 2023 and approximately $136,000 per year from fiscal 2024 through fiscal 2030.
The following table represents the carrying amount of the Hia technology intangible assets at September 30, 2023 (in thousands):

Gross carrying amount at September 30, 2023	$1,132
Accumulated amortization	(144)

Net carrying amount at September 30, 2023	$988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2022, the Company approved and implemented a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program included (i) reducing the Company’s headcount and (ii) eliminating several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the DCP, PV and ASP industries and ceased offering certain legacy products within these industries.

The following table presents certain significant measurements for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$17,915	$10,750	$7,165	$39,758	$24,502	$15,256
Gross profit	$6,999	$4,890	$2,109	$14,287	$10,100	$4,187
Gross margin percent	39.1%	45.5%	(6.4) points	35.9%	41.2%	(5.3) points
Loss from operations	$(1,428)	$(3,162)	$1,734	$(11,334)	$(13,246)	$1,912
Loss from continuing operations	$(1,624)	$(3,216)	$1,592	$(10,710)	$(13,515)	$2,805
Income (loss) from discontinued operations	$48	$(20)	$68	$365	$(394)	$759
Net loss	$(1,576)	$(3,236)	$1,660	$(10,345)	$(13,909)	$3,564
Net loss per diluted share	$(0.06)	$(0.13)	$0.07	$(0.40)	$(0.55)	$0.15

Net revenues increased during the third quarter of fiscal 2023 compared to the same period in the prior year primarily due to higher equipment sales to HDD manufacturers. We did not recognize revenue on any system sales in both the third quarter of fiscal 2023 and the third quarter of fiscal 2022. Lower gross margin percent in the third quarter of fiscal 2023 reflected higher excess and obsolete inventory charges due to the obsolescence of inventory resulting from engineering change orders to the TRIO bill of material and severance costs associated with our 2023 Cost Reduction Plan, offset in part by the higher-margin contribution from HDD upgrades. The cost of employee severance associated with our 2023 Cost Reduction Plan of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. In September 2022, Intevac entered into a settlement agreement and agreed to refund to EOTECH $200,000 in TSA fees as well as cancel $46,000 in outstanding invoices related to disputed TSA fees. These fees were reported in general and administrative expenses for the three months ended October 1, 2022. The Company reported a smaller net loss for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to higher revenues and higher gross profit, offset in part by higher operating costs primarily as a result of restructuring charges.

Net revenues increased during the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to higher upgrade and systems sales. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in the first nine months of 2023. We did not recognize revenue on any system sales in the first nine months of fiscal 2022. Lower gross margin percent in the nine months ended September 30, 2023, versus the same period in the prior year, reflected higher inventory obsolescence charges, severance costs, the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system and lower factory utilization. Gross margins in the first nine months of fiscal 2022 reflected the impact of $755,000 in charges for excess and obsolete inventory as part of our 2022 Cost Reduction Plan. The cost of employee severance associated with our 2023 Cost Reduction Plan of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. R&D expenses for the first nine months of fiscal 2022 include $1.5 million in expenditures related to the disposal of certain lab equipment as part of our 2022 Cost Reduction Plan. The cost of employee severance associated with our 2022 Cost Reduction Plan of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Fees earned pursuant to the TSA were $950,000 for the nine months ended October 1, 2022, of which $23,000 was reported as a reduction of cost of net revenues and $927,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA concluded in June 2022, and the Company did not receive any TSA fees in the first nine months of fiscal 2023. The Company reported a smaller net loss for the nine months ended September 30, 2023 compared to same period in the prior year due to higher revenues and higher gross profit, offset in part by higher operating costs.

We believe fiscal 2023 will continue to be a challenging year, and Intevac does not expect to be profitable in fiscal 2023. While we expect that HDD equipment sales will be higher in 2023 than 2022 levels, we expect that HDD equipment sales in 2024 will be lower than 2023 levels. We expect to begin recognizing revenue from our TRIO platform in fiscal 2024. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems and we recorded a backlog reduction of $54.6 million. Additionally, in the remainder of 2023 and throughout 2024, we expect to recognize cancellation charges associated with the cancelled order as the associated customer contract requires the customer to pay us a prorated price based upon the percentage of work completed on the order.

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

Results of Operations

Net revenues

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Net revenues	$17,915	$10,750	$7,165	$39,758	$24,502	$15,256

Revenue for the three months ended September 30, 2023 increased compared to the same period in the prior year as a result of higher sales of technology upgrades, offset in part by lower sales of spare parts and field service. Revenue for the nine months ended September 30, 2023 increased compared to the same period in the prior year as a result of higher sales of systems and technology upgrades, offset in part by lower sales of spare parts and field service. Revenue for the three and nine months ended September 30, 2023 includes $444,000 of cancellation fees, when the Company applied $444,000 of billings against customer advances in connection with inventory scrapped at the customer’s direction associated with a cancelled order. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system for the nine months ended September 30, 2023. Revenue for the three months ended September 30, 2023 and three and nine months ended October 1, 2022 did not include revenue recognized for any systems.

Backlog

	September 30, 2023	December 31, 2022	October 1, 2022

	(In thousands)
Backlog	$46,497	$121,743	$110,397

Backlog at September 30, 2023 included 2 200 Lean HDD systems. Backlog at both December 31, 2022 and October 1, 2022 included eleven 200 Lean HDD systems. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems and we recorded a backlog reduction of $54.6 million. Our HDD revenues through the remainder of 2023 are expected to consist primarily of HDD upgrade sales, spare parts sales and field service sales. On September 30, 2023, we had $46.5 million of backlog and expect to recognize as revenue: 25.3% in 2023, 50.2% in 2024 and 24.5% in 2025. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Revenue by geographic region

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

	(In thousands)
United States	$784	$1,377	$3,060	$3,327
Asia	17,034	9,273	36,590	21,075
Europe	97	100	108	100

Total net revenues	$17,915	$10,750	$39,758	$24,502

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three months ended September 30, 2023 versus the three months ended October 1, 2022, reflected lower HDD upgrade sales, lower spare parts and lower field service sales. The decrease in sales to the U.S. region in the nine months ended September 30, 2023 versus the nine months ended October 1, 2022, reflected lower spare parts and lower field service sales, offset in part by higher HDD upgrade sales. The increase in sales to the Asia region in the three months ended September 30, 2023 versus the three months ended October 1, 2022, reflected higher HDD upgrade sales, offset in part by lower spare parts and lower field service sales. The increase in sales to the Asia region in the nine months ended September 30, 2023 versus the nine months ended October 1, 2022, reflected higher HDD system and higher HDD upgrade sales, offset in part by lower spare parts and field service sales. Sales to the Asia region for the nine months ended September 30, 2023 included one 200 Lean HDD system and one refurbished 200 Lean HDD system. Sales to the Asia region for the three months ended September 30, 2023 and three and nine months ended October 1, 2022, did not include any systems.

Gross profit

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands, except percentages)
Gross profit	$6,999	$4,890	$2,109	$14,287	$10,100	$4,187
% of net revenues	39.1%	45.5%		35.9%	41.2%

Cost of net revenues consists primarily of purchased materials and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Gross margin was 39.1% in the three months ended September 30, 2023 compared to 45.5% in the three months ended October 1, 2022 and was 35.9% in the nine months ended September 30, 2023 compared to 41.2% in the nine months ended October 1, 2022. The decrease in the gross margin percentage for the three months ended September 30, 2023 compared to the same period in the prior year was due primarily to inventory obsolescence charges, severance charges associated with the 2023 Cost Reduction Plan and lower factory utilization. The decrease in the gross margin percentage for the nine months ended September 30, 2023 compared to the same period in the prior year was due primarily to the inventory obsolescence charges, severance charges associated with the 2023 Cost Reduction Plan, lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system, and lower factory utilization. Excess and obsolete inventory charges during the three and nine months ended September 30, 2023 included $1.4 million in expenditures primarily related to certain TRIO inventory that become obsolete resulting from engineering change orders. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Research and development expense	$3,720	$3,311	$409	$11,340	$10,339	$1,001

Research and development spending during the three months ended September 30, 2023 increased compared to the same period in the prior year primarily due to higher spending on TRIO, offset in part by lower spending on HDD R&D programs. R&D spending during the nine months ended September 30, 2023 increased compared to the same period in the prior year primarily due to higher spending on TRIO and HDD R&D programs. R&D spending during the nine months ended October 1, 2022 included $1.5 million in expenditures related to the disposal of certain lab equipment as part of the 2022 Cost Reduction Plan.

Selling, general and administrative expense

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Selling, general and administrative expense	$4,707	$4,741	$(34)	$14,281	$13,007	$1,274

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended September 30, 2023 decreased compared to the same period in the prior year as lower stock compensation and lower variable compensation expenses were offset in part by severance charges associated with the 2023 Cost Reduction Plan, higher legal fees, higher consulting fees and higher travel expenses. Selling, general and administrative expense for the three months ended October 1, 2022 included a $200,000 refund to EOTECH in TSA fees as well the cancelation in $46,000 in outstanding invoices related to disputed TSA fees. Selling, general and administrative expense for the nine months ended September, 2023 increased compared to the same period in the prior year as higher severance charges, higher stock compensation expenses, higher variable compensation expenses, higher consulting fees, higher training expenses and higher travel expenses were offset in part by lower legal fees. Selling, general and administrative expense for the nine months ended October 1, 2022 included severance charges associated with the 2022 Cost Reduction Plan. Selling, general and administrative expense for the nine months ended October 1, 2022, is net of $950,000 in TSA fees earned since the Photonics divestiture. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services.

Cost reduction plans

During the third quarter of fiscal 2023, Intevac substantially completed implementation of the 2023 Cost Reduction Plan, which is intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $1.9 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues ($490,000) and operating expenses ($1.3 million in selling, general and administrative expense and $117,000 in R&D expense) in the condensed consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.

In March 2022, the Company’s management approved 2022 Cost Reduction Plan, which reduced the Company’s headcount and eliminated several R&D programs and product offerings. As part of this re-alignment effort, the Company will no longer be pursuing several DCP projects including the coating of the backside covers of smartphones, solar ion implantation (also known as ENERGi®), and advanced packaging for semiconductor manufacturing. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the condensed consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduce depreciation expense by $720,000 on an annual basis.

Interest income and other income (expense), net

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Interest income and other income (expense), net	$600	$413	$187	$1,922	$723	$1,199

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense.

Interest income and other income (expense), net in the three months ended September 30, 2023 included $600,000 of interest income on investments, various other income of $51,000, offset in part by $51,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 30, 2023 included $1.9 million of interest income on investments, various other income of $115,000 offset in part by $70,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended October 1, 2022 included $398,000 of interest income on investments, various other income of $2,000, and $13,000 of foreign currency gains. Interest income and other income (expense), net in the nine months ended October 1, 2022 included $573,000 of interest income on investments, various other income of $30,000 and $120,000 of foreign currency gains. The increase in interest income in the three and nine months ended September 30, 2023 compared to the same periods in the prior year resulted from higher interest rates, offset in part by lower invested balances.

Provision for income taxes

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Provision for income taxes	$796	$467	$329	$1,298	$992	$306

Intevac recorded income tax provisions of $796,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively, and income tax provisions of $467,000 and $992,000 for the three and nine months ended October 1, 2022, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended September 30, 2023, Intevac recorded an income tax provision on earnings of $505,000 and $685,000, respectively, of its international subsidiaries. For the three and nine months ended September 30, 2023, Intevac recorded $288,000 and $608,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items.

For the three and nine months ended October 1, 2022 Intevac recorded an income tax provision on earnings of $392,000 and $756,000, respectively, of its international subsidiaries. The tax provisions for the three and nine months ended October 1, 2022 are net of a tax benefit recorded for the partial release of the U.S. valuation allowance in the amount of $52,000 due to the acquired intangibles of Hia. The decrease in the valuation allowance, which was recorded as a discrete income tax benefit, was due to such acquired intangible assets having no tax basis. This required the Company to record a deferred tax liability, which served as a source of taxable income to realize the existing deferred tax assets of the Company. For the three and nine months ended October 1, 2022, Intevac recorded $127,000 and $285,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of the global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carry-forwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2023 and fiscal 2022 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

Income (loss) from discontinued operations, net of taxes

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	Change over prior period	September 30, 2023	October 1, 2022	Change over prior period

	(In thousands)
Income (loss) from discontinued operations, net of taxes	$48	$(20)	$68	$365	$(394)	$759

The income (loss) from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the three months ended September 30, 2023 is comprised primarily of accretion on the lease liability that was assigned to EOTECH. Income from discontinued operations for the nine months ended September 30, 2023 is comprised primarily of a stock based compensation forfeiture benefit recognized upon the termination of certain mutual employees of both the Company and EOTECH that were terminated by the Company upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023. Loss from discontinued operations for the three and nine months ended October 1, 2022 includes salaries and wages and employee benefits up to and including January, 4, 2022, the date when employees were conveyed to EOTECH, severance for several employees that were not hired by EOTECH, stock based compensation expense associated with the acceleration of stock awards and incremental legal expenses associated with the divestiture, offset in part by a stock based compensation divestiture-related forfeiture benefit.

Liquidity and Capital Resources

At September 30, 2023, Intevac had $66.2 million in cash, cash equivalents, restricted cash and investments compared to $112.8 million at December 31, 2022. During the first nine months of fiscal 2023, cash, cash equivalents, restricted cash and investments decreased by $46.6 million due primarily to cash used by operating activities, purchases of leasehold improvements and equipment, payment of contingent consideration and tax payments on net share settlements offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$43,822	$68,904
Restricted cash	700	786
Short-term investments	17,805	25,541
Long-term investments	3,855	17,585

Total cash, cash equivalents, restricted cash and investments	$66,182	$112,816

Operating activities used cash of $40.9 million during the first nine months of fiscal 2023 and generated cash of $3.8 million during the first nine months of fiscal 2022.

Accounts receivable increased to $28.0 million at September 30, 2023 compared to $15.8 million at December 31, 2022 as a result of sales from the first nine months of 2023 as well as the impact of offering our customers in good standing extended payment terms on a portion of the sales on selected products in the fourth quarter of 2022 and the first nine months of 2023. Net inventories increased to $42.8 million at September 30, 2023 compared to $30.0 million at December 31, 2022 due to purchases of inventory to support our investments in TRIO inventory and the build out of our HDD backlog. In the fourth quarter of 2023 and throughout 2024, as part of the cancellation of an order for eight 200 Lean HDD systems, the customer is expected to take delivery of $12.7 million of inventory on hand at September 30, 2023 and $6.8 million of inventory on order, plus reimburse us for any supplier cancellation charges. Accounts payable decreased to $5.5 million at September 30, 2023 from $11.6 million at December 31, 2022 as a result of decreased inventory purchases, offset in part by changing our standard payment terms from 30 days to 60 days. Accrued payroll and related liabilities increased to $3.2 million at September 30, 2023 compared to $3.1 million at December 31, 2022. Other accrued liabilities decreased to $2.7 million at September 30, 2023 compared to $5.4 million at December 31, 2022 primarily due to the recognition of revenue on a 200 Lean HDD refurbished tool in deferred revenue as well as the settlement of the PAGA lawsuit which was paid on January 20, 2023. Customer advances decreased from $24.7 million at December 31, 2022 to $23.0 million at September 30, 2023 primarily as a result of recognition of revenue, offset in part by the recognition of new orders.

Investing activities generated cash of $16.6 million during the first nine months of fiscal 2023. Proceeds from sales and maturities of investments, net of purchases totaled $21.4 million as the Company liquidated investments from its investment portfolio to fund operating costs and inventory purchases. Capital expenditures for the nine months ended September 30, 2023 were $4.9 million.

Financing activities used cash of $568,000 in the first nine months of fiscal 2023. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $1.4 million. Tax payments related to the net share settlement of restricted stock units was $1.7 million.

In connection with the acquisition of Hia Inc., Intevac agreed to make contingent consideration payments to the selling shareholders upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The Company is also obligated to pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. As of September 30, 2023, no royalty payments have been earned or paid.

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

As of September 30, 2023, approximately $22.4 million of cash and cash equivalents and $3.0 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2023 are projected to be approximately $1.0 million related to network infrastructure and security, furniture and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of September 30, 2023. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Beginning January 1, 2023, we implemented ASC 326, Financial Instruments - Credit Losses. For a description of our critical accounting policies and estimates affecting accounting for credit losses, see Note 1. “Description of Business, Basis of Presentation and Significant Accounting Policy” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. With the exception of the changes to our credit loss recognition policies referenced above, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

As of September 30, 2023, our total backlog was $46.5 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in May 2023, we removed $54.6 million from backlog upon receiving notice from a customer of the cancellation of an order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 30, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended September 30, 2023.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEVAC, INC.

Date: November 2, 2023	By:	/s/ NIGEL HUNTON
Nigel Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ KEVIN SOULSBY
Kevin Soulsby
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)