Form 10-K
period 2023-12-30
INTEVAC INC
filed 2024-02-15
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). ☐ Yes ☒ No
As of July 1, 2023, the aggregate market value of voting and non-voting
stock held by
non-affiliates
of the registrant was approximately $95,061,431 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date).
Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 14, 2024, 26,576,160 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K.

INTEVAC, Inc.

Index to the Form 10-K

For the Fiscal Year Ended December 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) of Intevac, Inc. and its subsidiaries (“Intevac”, “we” or the “Company”), including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is forward-looking in nature. All statements in this Annual Report, including those made by the management of Intevac, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Intevac’s future financial results, operating results, cash flows and cash deployment strategies, business strategies, costs, products, working capital, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions and joint ventures, growth opportunities, customer contracts, investments, liquidity, declaration of dividends, and legal proceedings, as well as market conditions and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this Annual Report. Other risks and uncertainties may be disclosed in Intevac’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Intevac’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this Annual Report or elsewhere by Intevac or on its behalf. Intevac undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report.

PART I

Item 1.	Business

Overview

Founded in 1991, Intevac is a leading provider of thin-film process technology and manufacturing platforms for high-volume manufacturing environments. As a long-time supplier to the hard disk drive (“HDD”) industry, over the last 20 years we have delivered over 180 of our industry-leading 200 Lean® systems, which currently represent the majority of the world’s capacity for HDD disk media production. Today, we believe that all of the technology upgrade initiatives for next-generation media for the HDD industry, along with planned media capacity additions over the next several years, are being deployed on our 200 Lean platform. With over 30 years of leadership in designing, developing, and manufacturing high-productivity, thin-film processing systems, we also are leveraging our technology and know-how for additional applications, such as protective coatings for the advanced coatings (“ADVC”) market, formerly known as the display cover panel (“DCP”) market.

In December 2021, Intevac sold its Photonics business, which consisted of developing, manufacturing and selling compact, high-sensitivity digital-optical products for the capture and display of extreme low-light images. As a result of this disposition, the results of operations from the Photonics business are reported as “net income (loss) from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report. For more information, see Note 2 “Divestiture and Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.

Intevac also previously designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries. In March 2022, the Company’s management realigned its operational focus and eliminated several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the ADVC, PV and ASP industries.

HDD Equipment Market

Intevac designs, manufactures, markets and services complex capital equipment used to deposit thin films and lubricants onto substrates to produce magnetic disks that are used in HDDs. Disk and disk drive manufacturers produce magnetic disks in a sophisticated manufacturing process involving many steps, including plating, annealing, polishing, texturing, sputtering, etching, stripping and lubrication. Intevac believes its systems represent approximately 65% of the installed capacity for disk sputtering worldwide. Intevac’s systems are used by manufacturers of magnetic media such as Seagate Technology and Western Digital Corporation (including its wholly-owned subsidiary HGST).

HDDs are a primary storage medium for digital data in enterprise nearline “cloud” applications, enterprise performance and surveillance applications, and, to a lesser extent, in personal computers (“PCs”). Intevac believes that HDD media unit shipments will grow over time, driven by continued high growth rates in digitally-stored data, the slowing of areal density improvements, increased demand for nearline drives for cloud storage, continuing increases in the HDD tie ratio (the average number of disks per hard drive), and new and emerging applications. The projected growth rates for digitally-stored data on HDDs exceed the rate of areal density improvements, at the same time as the tie ratio is increasing, which results in demand for magnetic disks outpacing HDD units.

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

Intevac expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial shipments of HAMR and EAMR-based HDDs began in 2020. Intevac believes that leading manufacturers of magnetic media that are using Intevac systems will continue to advance these new technologies, which Intevac expects will create a significant market opportunity for Intevac to develop and install the HDD system upgrades that will be required by these new technologies.

With the slowing of HDD media unit demand that occurred beginning in mid-2022, Intevac’s customers elected to accelerate deployment of HAMR system upgrades during this period of lower capacity utilization, and at the same time elected to spread their expected media capacity additions more ratably over a two- to four-year period. Intevac’s HDD revenues through the 2024 timeframe are expected to consist primarily of HDD upgrades, spares and field service.

Advanced Coatings Market

Intevac develops equipment to deposit optically transparent thin films onto DCPs typically found on consumer and automotive electronics products, including smartphones, foldable devices, smartwatches, wearable devices, tablet PCs, gaming systems, digital cameras, automotive infotainment systems, point-of-sale devices, and digital signage. In 2023, approximately 1.2 billion smartphones, 504 million smart watches, and 123 million tablet PCs were shipped to consumers worldwide. For smartphones alone, it is forecasted that nearly 1.25 billion units will ship in 2027.

DCPs are typically made of tempered glass, such as soda-lime or aluminosilicate, or other materials such as sapphire, glass-ceramic and colorless polyimide. The primary function of the DCP is to provide a clear protective interface to the display it protects. In many cases, the DCP is treated with various coatings to enhance its protective performance as well as for clarity, readability and touch sensitivity. The types of coatings typically found on DCPs of electronic devices include: Scratch Protection (“SP”), Anti-Reflection (“AR”), Anti-Fingerprint (“AF”) and Non-Conductive Vacuum Metallization (“NCVM”) coatings.

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

AR coatings enable greater light transmission though the DCP by reducing the light reflected by the surface back to the user’s eye. This allows the user to more easily read the display and reduces the required power needed to display the image which results in extending the battery life. AR coatings are typically soft and must be applied to the outer surface of the DCP. A significant drawback to using AR coatings is their susceptibility to scratch. As a result, smartphone manufacturers have been reluctant to implement AR coatings on their products. Intevac believes its ADVC systems and applications of various protective thin film technologies to create ultra-durable and more scratch-resistant AR coatings could represent a significant market opportunity.

AF coatings provide water and oil protection for the surface of the DCP. By preventing fingerprints, AF coatings provide greater aesthetics and increase the readability of the display. The drawback to AF coatings is their relatively low resistance to wear. The coating is soft and usually wears off within a few months of product purchase.

In March 2022, as part of Intevac’s realignment effort, the Company ceased pursuing several ADVC projects and instead started a focused effort to develop a new, modular platform that can be configured to handle a variety of form factors, including two-dimensional (“2D”) and three-dimensional (“3D”) shapes and both small and large surface area substrates. This platform was introduced as TRIO™ in March 2022.

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

In December 2022, the Company announced it had entered a joint development agreement with Corning Inc. (“Corning”), a major provider of glass and glass ceramic materials, for the development of TRIO for consumer device applications. In December 2023, the Company announced that it had successfully completed the qualification of its first TRIO system within the initial twelve months of the agreement with Corning. Intevac expects to continue to develop additional customer relationships for TRIO for other glass coating applications, such as in the automotive sector and advanced packaging market.

TFE Products

Intevac’s TFE product portfolio addressing the HDD and ADVC markets is based around common core technologies and competencies. Intevac believes its TFE product portfolio can be extended to support adjacent markets. Based on its history and market and technology leadership in the HDD industry, Intevac offers superior high-productivity vacuum handling of small substrates at the lowest cost of ownership. Lowest cost of ownership includes various advantages such as high target utilization, high throughput, small footprint, double-sided coating, and reduced materials costs.

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

•  Over 180 units shipped.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.

Advanced Coatings Market

TRIO™

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

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customer accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2023 and 2022.

	2023	2022
Seagate Technology	92%	80%

Our reliance on sales to relatively few customers increased with the disposition of our Photonics business in December 2021, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.

Foreign sales accounted for 91% of revenue in fiscal 2023 and 87% of revenue in fiscal 2022. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Showa Denko, and vertically integrated HDD manufacturers, such as Seagate Technology and Western Digital Corporation (including its wholly owned subsidiary HGST). Intevac’s ADVC customers include DCP manufacturers, such as Truly Opto-electronics, and providers of glass and glass ceramic materials, such as Corning. Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Portugal and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac’s products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the HDD equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Intevac faces competition in the ADVC market from optical coating equipment manufacturers such as Optorun and Shincron on drum coating systems and Von Ardenne on inline systems, as well as from glass manufacturers that may develop scratch resistant glass, touchscreen manufacturers that may adopt harder substrate materials, and other equipment companies, chemical companies or the DCP manufacturers themselves, which may offer competing protective coatings. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors with enhanced products may enter the markets that Intevac currently serves.

Marketing and Sales

Sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan and China. The selling process for Intevac’s products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

Installing and integrating new equipment requires a substantial investment by a customer. Sales of Intevac’s systems depend, in significant part, upon the decision of a prospective customer to replace obsolete equipment or increase manufacturing capacity by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Intevac’s systems have a lengthy sales cycle, during which Intevac may expend substantial funds and management time and effort with no assurance that a sale will result.

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

Intevac provides process and applications support, customer training, installation, start-up assistance and post-installation service support to customers. Intevac supports U.S. customers from its headquarters in Santa Clara, California, and has field offices in Singapore, China, and Malaysia to support customers in Asia.

Warranties for Intevac’s products typically range between 12 and 24 months from customer acceptance. During the warranty period any necessary non-consumable parts are supplied and installed without charge.

Research and Development and Intellectual Property

Intevac’s long-term growth strategy requires continued development of new products. Intevac works closely with its customers to design products that meet their planned technical and production requirements. Product development and engineering organizations are located primarily in the United States and Singapore.

Intevac’s competitive position significantly depends on its research, development, engineering, manufacturing and marketing capabilities, and not just on Intevac’s patent position. However, protection of Intevac’s technological assets by obtaining and enforcing intellectual property rights, including patents, is important. Therefore, Intevac’s practice is to file patent applications in the United States and other countries for inventions that Intevac considers important. Although Intevac does not consider its business to be materially dependent upon any one patent, the rights of Intevac and the products made and sold under Intevac’s patents along with other intellectual property, including trademarks, know-how, trade secrets and copyrights, taken as a whole, are a significant element of Intevac’s business.

Intevac enters into patent and technology licensing agreements with other companies when management determines that it is in Intevac’s best interest to do so. Intevac pays royalties under existing patent license agreements for use of certain patented technologies in several of Intevac’s products.

In the normal course of business, Intevac periodically receives and makes inquiries regarding possible patent infringements. In dealing with such inquiries, it may be necessary or useful for Intevac to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to Intevac on commercially reasonable terms, or at all. If Intevac is not able to resolve or settle claims, obtain necessary licenses and/or successfully prosecute or defend its position, Intevac’s business, financial condition and results of operations could be materially and adversely affected.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of December 30, 2023, we had 128 employees, including 2 contract employees. Approximately 58% of our employees are located in the United States and 42% are located in Asia. Of our total workforce, 34 employees are involved in research and development; 62 employees are involved in operations, manufacturing, service and quality assurance; and 32 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions.

Core Principles

Our core values are integral to Intevac’s culture. We pride ourselves in providing a safe and positive work environment where mutual respect and ethical conduct is a core value. We believe in continuous learning and professional development and provide employees with opportunities to grow.

Community Involvement

Our employees are committed to making a difference in the community by actively volunteering and fundraising for many charities, including the American Cancer Society, Second Harvest, Humane Society, Make-a-Wish Foundation, and Salvation Army.

Health and Safety

The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Annual participation in trainings related to ethics, environment, health and safety, and emergency responses are at or near 100%.

Talent Management

We regularly monitor and review human capital metrics that are key to our business, including hiring statistics, promotion rates, turnover rates, career growth and development, and diversity and inclusion.

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

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained engineering, manufacturing and operating personnel. The average tenure of our employees is 9.5 years in the United States and 10.9 years in Asia.

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

We have various employee incentive plans. Our profit-sharing plan provides for the distribution of a percentage of pre-tax profits to substantially all of our employees not eligible for other performance-based incentive plans. Our executives, key contributors and employees participate in bonus plans based on the achievement of profitability and other individual performance goals and objectives.

To foster a stronger sense of ownership and align the interests of employees with our stockholders we grant equity-based awards, including restricted stock units and performance-based restricted stock units to eligible employees. We also have an employee stock purchase plan, which provides employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 4 to the consolidated financial statements in Item 8 of this Annual Report for a description of these plans.

Oversight and Management

In accordance with its charter, our Human Capital Committee periodically reviews our employee programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies.

Executive Officers of Intevac

Certain information about our executive officers and other key officers as of February 15, 2024 is listed below:

Name	Age	Position
Executive Officers:
Nigel D. Hunton	61	President and Chief Executive Officer
Kevin Soulsby	66	Interim Chief Financial Officer, Secretary and Treasurer
John Dickinson	56	Vice President of Operations
Other Key Officers:
Samuel Harkness	58	Vice President of Product Development and Technology
Eva Valencia	60	Vice President of Sales

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

Mr. Soulsby has served as interim Chief Financial Officer since July 2023. Mr. Soulsby joined Intevac in February 1991 and previously served as Corporate Controller from 1995 through 2019 and as Managing Director, Tax & Risk Management from 2019 through July 2023. Mr. Soulsby holds an MBA and a BSC in Accounting from Santa Clara University.

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

Dr. Harkness has served as Vice President of Product Development and Technology since May 2022. Dr. Harkness re-joined Intevac in October 2018 as a Senior Member of the Technical Staff and accepted increasing responsible leadership positions to include his current role. From 2014 to 2018, Dr. Harkness served as Founder and President of HIA, Inc., a magnetron development company that was acquired by Intevac in August 2022. In 2013 to 2014, Dr. Harkness was a Technologist for Veeco Instruments, a global capital equipment company. From 2012 to 2013, Dr. Harkness was Device Physicist for Plextronics Inc., a start-up venture in OLED solution processing. From 1998 to 2009, Dr. Harkness held various technical leadership roles at Seagate Technology in the component development organization for hard disk drive products. From 2010 to 2012 and from 1996 to 1998, Dr. Harkness held various management and engineering roles at Intevac. Dr. Harkness holds a Ph.D. and a BS in material science and engineering from the University of Florida.

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

Available Information

Intevac’s website is www.intevac.com. Intevac makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. Information contained on Intevac’s website is not a part of, nor incorporated by reference into, this Annual Report or Intevac’s other filings with the SEC.

Trademarks

Intevac’s trademarks include the following: “200 Lean” and “INTEVAC TRIO™”

Item 1A.	Risk Factors

We face a variety of risks that may affect our business, financial condition or results of operations, and many of those risks are driven by factors that we cannot control or predict. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report, before deciding to invest in our common stock. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Related to Our Business

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in each of 2019, 2020, 2021, 2022 and 2023 were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of 2021 and 2022) systems. In 2023, this customer cancelled orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and we recorded a backlog reduction of $66.0 million. We expect sales of systems and upgrades for magnetic disk production in 2024 will be lower than the levels in 2023.

Our equipment represents only a portion of the capital expenditure that our customers incur when they upgrade or add production capacity. Accordingly, our customers generally commit to making large capital expenditures far in excess of the cost of our systems alone when they decide to purchase our systems. The magnitude of these capital expenditures requires our customers to have access to large amounts of capital. Our customers generally reduce their level of capital investment during downturns in the overall economy or during a downturn in their industries. Reductions in capital investment could be particularly pronounced during periods of higher interest rates due to the increased cost of obtaining capital.

We must effectively manage our resources and production capacity to meet rapidly changing demand. Our business experiences rapid growth and contraction, which stresses our infrastructure, internal systems and managerial resources. During periods of increasing demand for our products, we must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage our supply chain. During periods of decreasing demand for our products, we must be able to align our cost structure with prevailing market conditions; motivate and retain key employees; and effectively manage our supply chain.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. Our reliance on sales to relatively few customers has increased with the disposition of our Photonics business in December 2021, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts, can lead to extreme variability in our revenue and financial results from period to period. The concentration of our customer base may also enable our customers to demand pricing and other terms unfavorable to Intevac and makes us more vulnerable to changes in demand by or issues with a given customer. The loss of one or more of these large customers, or delays in purchasing by any of them, would have a material and adverse effect on our revenues.

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

As of December 30, 2023, our total backlog was $42.4 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in fiscal 2023, we removed $66.0 million from backlog upon receiving notices from a customer of the cancellation of orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers before orders are placed by our customers. Factors that could affect our ability to accurately forecast demand for our products include: (1) an increase or decrease in customer demand for our products; (2) a failure to accurately forecast consumer acceptance for our new products such as the TRIO platform; (3) product introductions by competitors; (4) unanticipated changes in general market conditions or other factors (for example, because of effects on inventory supply and consumer demand caused by high inflation rates or other adverse macroeconomic conditions); (5) the uncertainties and logistical challenges that accompany operations on a global scale; and (6) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, or public health crises..

If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices, which could harm our gross margin. Conversely, if we underestimate the demand for our products, we may not be able to produce products to meet our customer requirements, which could result in delays in the shipment of our products, negatively impact our ability to recognize revenue, generate lost sales, and cause damage to our reputation and relationships with our customers. Challenges in forecasting demand can also make it difficult to estimate future results of operations and financial condition from period to period and meet investor expectations. A failure to accurately predict the level of demand for our products or manage product inventory in an effective and efficient manner could adversely impact our results of operations and cause us not to achieve our expected financial results.

We are dependent on certain suppliers for parts used in our products.

We are a manufacturing business. Purchased parts constitute the largest component of our product cost. Our ability to manufacture depends on the timely delivery of parts, components and subassemblies from suppliers. We obtain some of the key components and subassemblies used in our products from a single supplier or a limited group of suppliers. If any of our suppliers fail to deliver quality parts on a timely basis, we may experience delays in manufacturing, which could result in delayed product deliveries, increased costs to expedite deliveries or develop alternative suppliers, or require redesign of our products to accommodate alternative suppliers. Some of our suppliers are thinly capitalized and may be vulnerable to failure, particularly during economic downturns and periods of higher interest rates and inflation.

Supply chain and shipping disruptions could result in shipping delays, and increased product costs which may have a material adverse effect on our business, financial condition and results of operations.

Supply chain disruptions have impacted, and may continue to impact, us and our suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, prolonged supply chain disruptions could interrupt product manufacturing, increase lead times, increase product costs and continue to increase shipping costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

We operate in an intensely competitive marketplace, and our competitors have greater resources than we do.

In the market for our disk sputtering systems, we experience competition primarily from Canon Anelva, which has sold a substantial number of systems worldwide. Some of our competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do, especially in the ADVC market. Our competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features, and new competitors may enter our markets and develop such enhanced products. Moreover, competition for our customers is intense, and our competitors have historically offered substantial pricing concessions and incentives to attract our customers or retain their existing customers.

Our operating results fluctuate significantly from quarter to quarter, which can lead to volatility in the price of our common stock.

Our quarterly revenues and common stock price have fluctuated significantly. We anticipate that our revenues, operating margins and common stock price will continue to fluctuate for a variety of reasons, including: (1) changes in the demand, due to seasonality, cyclicality and other factors, in the markets for computer systems, storage subsystems and consumer electronics containing disks, as well as cell phones; (2) delays or problems in the introduction and acceptance of our new products, or delivery of existing products; (3) timing of orders, acceptance of new systems by our customers or cancellation or delay of those orders; (4) new products, services or technological innovations by our competitors or us; (5) changes in our manufacturing costs and operating expense; (6) changes in general economic, political, stock market and industry conditions; and (7) any failure of our operating results to meet the expectations of investment research analysts or investors.

Any of these, or other factors, could lead to volatility and/or a rapid change in the trading price of our common stock. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against Intevac, could result in substantial costs and diversion of management time and attention.

Our success depends on international sales and the management of global operations.

A significant portion of our revenue comes from regions outside the United States, and we expect that international sales will continue to account for a significant portion of our total revenue in future years. Most of our international sales are to customers in Asia, which includes products shipped to overseas operations of U.S. companies. We currently have manufacturing facilities in California and Singapore and international customer support offices in Singapore, China, and Malaysia. Certain of our suppliers are also located outside the United States.

Managing our global operations presents challenges including, but not limited to, those arising from: (1) global trade issues; (2) variations in protection of intellectual property and other legal rights in different countries; (3) concerns of U.S. governmental agencies regarding possible national commercial and/or security issues posed by manufacturing businesses in Asia; (4) fluctuation of interest rates, raw material costs, labor and operating costs, and exchange rates; (5) variations in the ability to develop relationships with suppliers and other local businesses; (6) changes in the laws and regulations of the United States, including export restrictions, and other countries, as well as their interpretation and application; (7) the need to provide technical and spare parts support in different locations; (8) political and economic instability; (9) cultural differences;

(10) varying government incentives to promote development; (11) shipping costs and delays; (12) adverse conditions in capital and credit markets; (13) variations in tariffs, quotas, tax codes and other market barriers; and (14) barriers to movement of cash.

We must regularly assess the size, capability and location of our global infrastructure and make appropriate changes to address these issues. Our failure to manage the risks and challenges associated with global operations could have a material adverse effect on our business.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our TRIO platform for ADVC. Our success in developing and selling new products depends upon a variety of factors, including our ability to: (1) predict future customer requirements; (2) make technological advances; (3) achieve a low total cost of ownership for our products; (4) introduce new products on schedule; (5) manufacture products cost-effectively including transitioning production to volume manufacturing; (6) commercialize and attain customer acceptance of our products; and (7) achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the ADVC market. Our expansion into the ADVC market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, successfully develop products on a timely basis, successfully develop cost effective products to address the market, or establish effective sales and support of new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

We operate globally and as a result our business, revenue and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, changes in laws, and trade barriers and sanctions. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, have increased and could continue to increase market volatility and have an adverse effect on the financial market and global economy. Volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the politics impacting these, could adversely affect our financial results. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the ability of our customers and potential customers to incur the capital expenditures necessary to purchase our products and services.

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

We could be involved in litigation.

From time to time, we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims and customer disputes. For example, in 2022 we settled an action against us under the Private Attorneys General Act (“PAGA”) for $1.0 million. Litigation is expensive, subjects us to the risk of significant damages, requires significant management time and attention, and could have a material and adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 30, 2023, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If we fail to maintain effective internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

We have established processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. To prevent, detect and respond to information security threats, we maintain a cyber risk management program that employs a combination of Zero Trust security model and Cyber Security Framework (“CSF”) in accordance with the National Institute of Standards and Technology (“NIST”) security framework. Zero Trust is a security framework requiring all users to be authenticated, authorized, and continuously validated for security configuration before being granted access to applications and data. CSF is a set of voluntary guidelines that help organizations assess and improve their cybersecurity posture by implementing processes for identifying and mitigating risk, and detecting, responding to and recovering from cyberattacks.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We engage a third-party outsourced security operations center in connection with our risk assessment processes. This service provider performs daily monitoring and testing of our safeguards for intrusion and vulnerabilities. We require this third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect Intevac.

Our Security Awareness Program includes training that reinforces our information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees globally on a periodic basis, and it is supplemented by Company-wide testing initiatives, including periodic phishing tests. The Company provides specialized security training for certain employee roles such as application developers. Training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee has primary responsibility for oversight of information security risks, including fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks, and provides regular updates to the Board of Directors on such matters. The Audit Committee receives regular reports from our Director of Information Technology on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Information security risk is a significant oversight focus area for the Audit Committee, as well as the entire Board of Directors. Over the course of fiscal year 2023, the Audit Committee received four separate cybersecurity briefings from our Director of Information Technology.

Our Director of Information Technology and our management committee on cybersecurity, which includes our CEO, interim CFO, and VP of Operations, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Director of Information Technology, who leads a team responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, has extensive experience and background in information technology, platform software, cloud computing, cybersecurity, enterprise strategy, risk management, and large complex system development, delivery, and deployment. Additionally, our Director of Information Technology chairs our Cybersecurity Incident Response Team, which is responsible for prevention, identification, containment, eradication and remediation of cybersecurity incidents. While we have not experienced a material information security (cybersecurity) incident, we maintain an information security (cybersecurity) risk insurance policy as a matter of good practice.

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage		Principal Use
Santa Clara, California	169,583	(a),(b)	Corporate Headquarters; Marketing, Manufacturing, Engineering and Customer Support
Singapore	31,947		Manufacturing and Customer Support
Malaysia	1,291		Customer Support
Shenzhen, China	2,568		Customer Support

(a)

In connection with the disposition of our Photonics business, we entered into a lease assignment agreement that assigns the lease obligation for two buildings in our California campus consisting of 94,890 square feet of rentable space to the buyer. As part of the assignment, we agreed to subsidize a portion of the buyer’s lease payments through the remainder of the lease term which expires in March 2024.

(b)

On November 30, 2023, we entered into an amendment to the lease for our California campus. The lease amendment provides for (i) effective as of April 1, 2024, our surrender of an aggregate area of approximately 94,207 rentable square feet and (ii) the extension of the expiration date of the term of the lease agreement with respect to the remaining 75,376 rentable square feet from April 1, 2024 to June 30, 2029.

Intevac considers these properties adequate to meet its current and future requirements. Intevac regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3.	Legal Proceedings

From time to time, Intevac is involved in claims and legal proceedings that arise in the ordinary course of business. Intevac expects that the number and significance of these matters will increase as Intevac’s business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Intevac is not presently a party to any lawsuit or proceeding that, in Intevac’s opinion, is likely to seriously harm Intevac’s business. For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 15, 2024, there were 69 holders of record. This figure does not reflect the beneficial ownership of shares held in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.

Issuer Purchases of Equity Securities

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases, with no expiration date. On August 15, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. Our last repurchase under this authorization occurred during the first quarter of fiscal 2020. At December 30, 2023, $10.4 million remains available for future stock repurchases under the repurchase program.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of Intevac’s business and results of operations. This MD&A should be read in conjunction with Intevac’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10- K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A includes the following sections:

•	Overview: a summary of Intevac’s business, measurements and opportunities.

•	Results of Operations: a discussion of operating results.

•	Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash, and financial position.

•

Critical Accounting Policies and Estimates: a discussion of estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Overview

Intevac is a leading provider of thin-film process technology and manufacturing platforms for high-volume manufacturing environments . With over 30 years of leadership in designing, developing, and manufacturing high-productivity, thin-film processing systems, the Company leverages its technology and know-how to provide process manufacturing equipment solutions to the hard disk drive (“HDD”) and advanced coatings (“ADVC”) markets (formerly known as the display cover panel (“DCP”) market). Intevac’s customers include HDD and DCP manufacturers. Intevac operates in a single segment: Thin-film Equipment (“TFE”). Product development and manufacturing activities occur in North America and Asia. Intevac also has field offices in Asia to support its customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force.

Intevac’s results of operations are driven by a number of factors including success in its equipment growth initiatives in the ADVC market and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of diversification beyond the HDD industry by focusing on the Company’s ability to provide proprietary tools to enhance scratch protection and durability for the ADVC market and by working to develop the next generation of high volume ADVC manufacturing equipment. Intevac believes that its renewed focus on the ADVC market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs and cell phones, as well as other factors such as global economic conditions and technological advances in fabrication processes.

In December 2021, the Company sold its Photonics business. As a result of the disposition, the results of operations from the Photonics reporting segment are reported as “Income (loss) from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report.

In March 2022, the Company realigned its operational focus and eliminated several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the ADVC, photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries and ceased offering certain legacy products within these industries.

The following table presents certain significant measurements for fiscal year 2023 and 2022:

Fiscal Year	2023	2022	Change 2023 vs. 2022
	(in thousands, except percentages and per share amounts)
Net revenues	$52,665	$35,761	$16,904
Gross profit	$20,226	$15,086	$5,140
Gross margin percent	38.4%	42.2%	(3.8) points
Operating loss	$(13,244)	$(16,512)	$3,268
Net loss from continuing operations	$(12,610)	$(16,754)	$4,144
Income (loss) from discontinued operations, net of tax	$420	$(321)	$741
Net loss	$(12,190)	$(17,075)	$4,885
Net loss per basic and diluted share	$(0.47)	$(0.68)	$0.21

Fiscal 2022 financial results reflected a challenging environment as we did not recognize revenue on any 200 Lean HDD systems. Gross margin in fiscal 2022 reflects the higher-margin contribution from HDD upgrades, offset in part by $755,000 in charges for excess and obsolete inventory as part of a restructuring program we implemented in March 2022 (the “2022 Cost Reduction Plan”). R&D expenses for fiscal 2022 included $1.5 million in expenditures related to the disposal of certain lab equipment as part of the 2022 Cost Reduction Plan. The cost of employee severance associated with the 2022 Cost Reduction Plan of $1.2 million was offset in full by stock-based compensation forfeitures related to the employees affected by the reduction in workforce. In connection with the sale of our Photonics business in December 2021, we entered into a Transition Service Agreement (“TSA”) with the buyer. TSA fees were $989,000 for fiscal 2022, of which $23,000 was reported as a reduction of cost of net revenues and $966,000 was reported as a reduction of selling, general and administrative expenses. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. During fiscal 2022, we did not recognize an income tax benefit on our U.S. net operating loss.

Fiscal 2023 financial results improved over fiscal 2022 but reflected a continued challenging environment. Net revenues increased compared to fiscal 2022, and we recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in fiscal 2023. Lower gross margins in fiscal 2023, versus fiscal 2022, reflected higher inventory obsolescence charges, severance costs, the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system and lower factory utilization. Inventory obsolescence charges during fiscal 2023 included $1.7 million in expenditures primarily related to certain TRIO inventory that become obsolete resulting from engineering change orders to the product. Inventory obsolescence charges during fiscal 2022 included $755,000 in expenditures primarily related to eliminated product offerings as part of our 2022 Cost Reduction Plan. The cost of employee severance associated with our restructuring program implemented in fiscal 2023 (the “2023 Cost Reduction Plan”) of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. We reported a smaller net loss for fiscal 2023 compared to fiscal 2022 due to higher revenues and higher gross profit, offset in part by higher operating costs. During fiscal 2023, we did not recognize an income tax benefit on our U.S. net operating loss.

We believe fiscal 2024 will continue to be a challenging year, and we do not expect to be profitable in fiscal 2024. In fiscal 2024, we expect to begin recognizing revenue from our TRIO platform as the product completes qualifications. However, we expect that HDD equipment sales and upgrades for magnetic disk production in fiscal 2024 will be lower than 2023 levels. In addition, our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services.

Results of Operations

Net revenues

	2023	2022	Change 2023 vs. 2023
	(in thousands)
Total net revenues	$52,665	$35,761	$16,904

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks, PV cells, DCPs, and ASP and related equipment.

The increase in revenues in fiscal 2023 versus fiscal 2022 was due primarily to higher sales of systems and technology upgrades, offset in part by lower sales of spare parts and field service. In fiscal 2023, we recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system, technology upgrades, service and spare parts. In fiscal 2022, we recognized revenue on technology upgrades, service and spare parts. Revenue in fiscal 2023 includes $444,000 of cancellation fees, when we applied $444,000 of billings against customer advances in connection with inventory scrapped at the customer’s direction associated with a cancelled order.

Backlog

	December 30, 2023	December 31, 2022
	(in thousands)
Total backlog	$42,415	$121,743

Backlog at December 30, 2023 did not include any 200 Lean HDD systems. Backlog at December 31, 2022 included eleven 200 Lean HDD systems. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems and we recorded a backlog reduction of $54.6 million. In December 2023, a customer cancelled an order for two 200 Lean HDD systems and we recorded a backlog reduction of $11.4 million. On December 30, 2023, we had $42.4 million of backlog and expect to recognize as revenue: 79% in 2024 and 21% in 2025. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2023 and 2022.

	2023	2022
Seagate Technology	92%	80%
Western Digital Corporation	*	18%

*	Less than 10%

Revenue by geographic region

	2023	2022
	(in thousands)
United States	$4,499	$4,558
Asia	48,058	31,103
Europe	108	100

Total net revenues	$52,665	$35,761

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in fiscal 2023 versus fiscal 2022, reflected lower spare parts and lower field service sales, offset in part by higher HDD upgrade sales. The increase in sales to the Asia region in fiscal 2023 versus fiscal 2022, reflected higher HDD system and HDD upgrade sales, offset in part by lower spare parts and field service sales. Sales to the Asia region in fiscal 2023 included one 200 Lean HDD system and one refurbished 200 Lean HDD system. Sales to the Asia region in fiscal 2022 did not include any systems.

Gross margin

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands, except percentages)
Total gross profit	$20,226	$15,086	$5,140
% of net revenues	38.4%	42.2%

Cost of net revenues consists primarily of purchased materials and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, provisions for inventory reserves and scrap.

Gross margin was 38.4% in fiscal 2023 compared to 42.2% in fiscal 2022. The decrease in the gross margin percentage for fiscal 2023 compared to fiscal 2022 was due primarily to higher inventory obsolescence charges, severance charges associated with the 2023 Cost Reduction Plan, lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system, and lower factory utilization. Excess and obsolete inventory charges during fiscal 2023 included $1.7 million in expenditures primarily related to certain TRIO inventory that became obsolete resulting from engineering change orders to the product. Gross margins will continue to vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands)
Research and development expense	$15,125	$13,722	$1,403

R&D expense consists primarily of salaries and related costs of employees engaged in, and prototype materials used in ongoing research, design and development activities for TRIO equipment and HDD sputtering equipment.

R&D spending in fiscal 2023 increased compared to fiscal 2022 due to higher spending on our TRIO platform, offset in part by lower spending on HDD R&D programs. R&D spending during fiscal 2022 includes $1.5 million in expenditures related to the disposal of certain lab equipment as part of our 2022 Cost Reduction Plan.

Selling, general and administrative

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands)
Selling, general and administrative expense	$18,345	$17,876	$469

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD sputtering products in Asia are made through Intevac’s direct sales force. Intevac has offices in Singapore, Malaysia and China to support Intevac’s customers in Asia.

Selling, general and administrative expenses increased in fiscal 2023 over the amount spent in fiscal 2022 as higher severance charges, higher legal fees, higher training expenses, higher travel expenses, and higher variable compensation expenses were offset in part by lower stock-based compensation expenses and lower consulting fees. Selling, general and administrative expense in fiscal 2022 is net of $966,000 in TSA and shared services fees earned since the Photonics divestiture.

Cost reduction plans

During the third quarter of fiscal 2023, Intevac substantially completed implementation of the 2023 Cost Reduction Plan, which is intended to reduce expenses by reducing our workforce by 23 percent, including employees and contractors. Intevac incurred restructuring costs of $2.0 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues ($490,000) and operating expenses ($1.3 million in selling, general and administrative expense and $117,000 in R&D expense) in the consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.

During the first quarter of 2022, the Company implemented the 2022 Cost Reduction Plan to realign the Company’s operational focus, scale the business and improve costs. The 2022 Cost Reduction Plan included (i) reducing the Company’s workforce by 6% and (ii) eliminating several R&D programs and product offerings. We incurred restructuring costs of $1.2 million for estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals, and (iii) $755,000 for write-offs of excess inventory. Substantially all cash outlays in connection with the 2022 Cost Reduction Plan were completed in the fourth quarter of fiscal 2022. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis and reduced depreciation expense by $720,000 on an annual basis.

Interest income and other income (expense), net

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands)
Interest income and other income (expense), net	$2,456	$1,085	$1,371

Interest income and other income (expense), net in fiscal 2023 included $2.5 million of interest income on investments and other income of $113,000, offset in part by $165,000 of foreign currency losses. Interest income and other income (expense), net in fiscal 2022 included $1.2 million of interest income on investments and other income of $31,000, offset in part by $186,000 of foreign currency losses. The increase in interest income in 2023 over 2022 reflected higher interest rates on Intevac’s investments, offset in part by lower invested balances.

Provision for income taxes

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands)
Provision for income taxes	$1,822	$1,327	$495

Intevac’s effective tax rate from continuing operations was (16.9%) for fiscal 2023 and (8.6%) for fiscal 2022 and we recorded income tax expense of $1.8 million in fiscal 2023 and $1.3 million in fiscal 2022. The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2023 and fiscal 2022 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, and our ability to project such income. We maintain a full valuation allowance for our U.S. deferred tax assets due to uncertainty regarding their realization as of December 30, 2023.

Discontinued Operations

	Fiscal Year		Change 2023 vs. 2022
	2023	2022
	(in thousands)
Income (loss) from discontinued operations, net of tax	$420	$(321)	$741

Income (loss) from discontinued operations consists primarily of the results of operations of the Photonics business which we sold to EOTECH, LLC (“EOTECH”) on December 30, 2021. The income (loss) from discontinued operations in fiscal 2023 increased to a net income of $420,000 in fiscal 2023 as compared to a net loss of $321,000 in fiscal 2022. Income from discontinued operations for fiscal 2023 is comprised primarily of a stock-based compensation forfeiture benefit related to the termination of certain employees upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023 and accretion on the lease liability that was assigned to EOTECH. The loss from discontinued operations for fiscal 2022 includes salaries and wages and employee benefits up to and including January 4, 2022, the date when employees were conveyed to EOTECH, severance for several employees that were not hired by EOTECH, stock-based compensation expense associated with the acceleration of stock awards, contract termination costs associated with software maintenance agreements, settlement of the net working capital adjustment and incremental legal expenses associated with the divestiture, offset in part by a stock-based compensation divestiture-related forfeiture benefit.

Liquidity and Capital Resources

At December 30, 2023, Intevac had $72.2 million in cash, cash equivalents, restricted cash and investments compared to $112.8 million at December 31, 2022. During fiscal 2023, cash, cash equivalents, restricted cash and investments decreased by $40.6 million due primarily to cash used by operating activities, purchases of fixed assets, and tax payments related to the net share settlement of restricted stock units offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	December 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$51,441	$68,904
Restricted cash	700	786
Short-term investments	17,405	25,541
Long-term investments	2,687	17,585

Total cash, cash-equivalents, restricted cash and investments	$72,233	$112,816

Cash used by operating activities totaled $35.1 million in fiscal 2023 compared to cash used by operating activities of $7.4 million in fiscal 2022. Lower operating cash flow in fiscal 2023 was a result of investments made in working capital, offset in part by a smaller loss recognized from continuing operations.

Accounts receivable totaled $18.6 million at December 30, 2023 and $15.8 million at December 31, 2022. The number of days outstanding for Intevac’s accounts receivable was 128 at December 30, 2023 compared to 123 at December 31, 2022. Net inventories totaled $43.8 million at December 30, 2023 compared to $30.0 million at December 31, 2022. Inventory turns were 0.5 in fiscal 2023 and 1.1 in fiscal 2022. Accounts payable decreased to $5.8 million at December 30, 2023 compared to $11.6 million at December 31, 2022 primarily related to decreased purchases of inventory in second half of fiscal 2023. Other accrued liabilities were $1.8 million at December 30, 2023 and $5.4 million at December 31, 2022. Other accrued liabilities at December 31, 2022 included a $1.0 million accrual for the settlement of the PAGA lawsuit which was paid on January 20, 2023. Accrued payroll and related liabilities increased to $3.5 million at December 30, 2023 compared to $3.1 million at December 31, 2022 as a result of higher variable compensation accruals. Customer advances decreased from $24.7 million at December 31, 2022 to $21.9 million at December 30, 2023 primarily as a result of recognition of revenue, offset in part by the recognition of new orders. Customer advances for orders with deliveries beyond one year are included in long term liabilities.

Investing activities generated cash of $18.3 million in fiscal 2023 and used cash of $28.4 million in fiscal 2022. Proceeds from sales and maturities of investments, net of purchases totaled $23.6 million in fiscal 2023 as the Company liquidated investments from its investment portfolio to fund operating costs and inventory purchases. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $25.7 million in fiscal 2022. Capital expenditures were $5.4 million in fiscal 2023 and $1.9 million in fiscal 2022.

During fiscal 2022, the Company acquired the outstanding shares of Hia, Inc, a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house and to protect our technology and product quality while continuing to improve our products. The Company paid $700,000 on the closing date of the acquisition. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which is estimated to be up to $500,000, and a royalty arrangement. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of fiscal 2022. Transaction costs incurred in connection with the Hia acquisition totaled $63,000.

Financing activities used cash of $624,000 in fiscal 2023 and generated cash of $2.4 million in fiscal 2022. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $1.4 million in fiscal 2023 and $3.1 million in fiscal 2022. Tax payments related to the net share settlement of restricted stock units were $1.7 million in fiscal 2023 and $724,000 in fiscal 2022.

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

As of December 30, 2023, approximately $31.1 million of cash and cash equivalents and $2.5 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2024 are projected to be approximately $3.0 million to $4.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of December 30, 2023. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Management believes that the following are Intevac’s critical accounting policies:

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

Equity-Based Compensation

Restricted stock units (“RSUs”) granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2023 and 2022 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant. The fair value of performance-based restricted stock units (“PRSUs”) granted in fiscal year 2022 with market-based conditions was calculated using the Monte Carlo model. This model requires Intevac to estimate the expected volatility of the price of Intevac’s common stock and the expected life of the equity-based awards. Estimating volatility and expected life requires significant judgment and an analysis of historical data. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates. The fair value of PRSUs granted in fiscal year 2023 with performance conditions was equal to the share price at the date of grant. Stock-based compensation expense is recorded based on the probability of achievement of the performance conditions specified in the 2023 PRSU grant. The Company evaluates the strategic goals and determines the probability of achieving each goal for accounting purposes commencing in the quarter granted. Management expectations related to the achievement of performance goals associated with 2023 PRSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. Intevac accounts for forfeitures as they occur rather than estimating expected forfeitures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
INTEVAC, INC.
CONSOLIDATED FINANCIAL
STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation—Adjustments for Excess or Obsolete Inventories
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $43.8 million as of December 30, 2023. The Company’s inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories for estimated excess quantities and obsolescence equal to the difference between the costs of inventories and the net realizable value based upon assumptions about future demand, market conditions and product life expectancy. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
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

San Jose, California
February 15, 2024

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022
	(In thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$51,441	$68,904
Short-term investments	17,405	25,541
Trade and other accounts receivable, net of allowances of $0 at both December 30, 2023 and December 31, 2022	18,613	15,823
Inventories	43,795	30,003
Prepaid expenses and other current assets	2,123	1,898

Total current assets	133,377	142,169
Property, plant and equipment, net	7,664	3,658
Operating lease right-of-use assets	7,658	3,390
Long-term investments	2,687	17,585
Restricted cash	700	786
Intangible assets, net of amortization of $178 at December 30, 2023 and $42 at December 31, 2022	954	1,090
Deferred income taxes and other long-term assets	3,466	4,381

Total assets	$156,506	$173,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$1,008	$3,404
Accounts payable	5,800	11,610
Accrued payroll and related liabilities	3,475	3,087
Other accrued liabilities	1,820	5,430
Customer advances	20,407	2,444

Total current liabilities	32,510	25,975
Noncurrent liabilities:
Noncurrent operating lease liabilities	6,976	1,417
Customer advances	1,482	22,215
Other long-term liabilities	21	—

Total noncurrent liabilities	8,479	23,632
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 26,396 and 25,548 at December 30, 2023 and December 31, 2022, respectively	26	26
Additional paid-in capital	210,320	206,355
Treasury stock, 5,087 shares at both December 30, 2023 and December 31, 2022	(29,551)	(29,551)
Accumulated other comprehensive income (loss)	97	(193)
Accumulated deficit	(65,375)	(53,185)

Total stockholders’ equity	115,517	123,452

Total liabilities and stockholders’ equity	$156,506	$173,059

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2023	December 31, 2022
	(In thousands, except per share amounts)
Net revenues	$52,665	$35,761
Cost of net revenues	32,439	20,675

Gross profit	20,226	15,086
Operating expenses:
Research and development	15,125	13,722
Selling, general and administrative	18,345	17,876

Total operating expenses	33,470	31,598

Operating loss	(13,244)	(16,512)

Interest income	2,509	1,240
Other income (expense), net	(53)	(155)

Loss from continuing operations before provision for income taxes	(10,788)	(15,427)
Provision for income taxes	1,822	1,327

Net loss from continuing operations	(12,610)	(16,754)

Income (loss) from discontinued operations, net of tax	420	(321)

Net loss	$(12,190)	$(17,075)

Net income (loss) per share:
Basic and diluted—continuing operations	$(0.48)	$(0.67)
Basic and diluted—discontinued operations	$0.02	$(0.01)
Basic and diluted—net income (loss)	$(0.47)	$(0.68)
Weighted average shares outstanding:
Basic and diluted	26,121	25,192

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Net loss	$(12,190)	$(17,075)
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	422	(454)
Foreign currency translation losses	(132)	(317)

Other comprehensive income (loss), before tax	290	(771)
Income tax expense related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	290	(771)

Comprehensive loss	$(11,900)	$(17,846)

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	24,636	$25	$199,073	5,087	$(29,551)	$578	$(36,110)	$134,015
Shares issued in connection with:
Exercise of stock options	388	1	1,872	—	—	—	—	1,873
Settlement of RSUs	371	—	—	—	—	—	—	—
Employee stock purchase plan	279	—	1,244	—	—	—	—	1,244
Shares withheld in connection with net share settlement of RSUs	(126)	—	(724)	—	—	—	—	(724)
Equity-based compensation expense	—	—	4,890	—	—	—	—	4,890
Net loss	—	—	—	—	—	—	(17,075)	(17,075)
Other comprehensive loss	—	—	—	—	—	(771)	—	(771)

Balance at December 31, 2022	25,548	$26	$206,355	5,087	$(29,551)	$(193)	$(53,185)	$123,452
Shares issued in connection with:
Exercise of stock options	53	—	272	—	—	—	—	272
Settlement of RSUs	776	—	—	—	—	—	—	—
Employee stock purchase plan	304	—	1,059	—	—	—	—	1,059
Shares withheld in connection with net share settlement of RSUs	(285)	—	(1,739)	—	—	—	—	(1,739)
Equity-based compensation expense	—	—	4,373	—	—	—	—	4,373
Net loss	—	—	—	—	—	—	(12,190)	(12,190)
Other comprehensive income	—	—	—	—	—	290	—	290

Balance at December 30, 2023	26,396	$26	$210,320	5,087	$(29,551)	$97	$(65,375)	$115,517

See accompanying notes.

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Operating activities
Net loss	$(12,190)	$(17,075)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,402	1,446
Net amortization (accretion) of investment premiums and discounts	(191)	(196)
Amortization of intangible assets	136	42
Equity-based compensation	4,373	4,890
Straight-line rent adjustment and amortization of lease incentives	(1,105)	(843)
Foreign currency loss on liquidation of entity	—	14
(Gain) loss on disposal of fixed assets	(41)	1,467
Deferred income taxes	1,014	836
Changes in assets and liabilities:
Accounts receivable	(2,824)	(1,528)
Inventories	(13,792)	(24,105)
Prepaid expenses and other assets	(324)	42
Accounts payable	(5,810)	6,290
Accrued payroll and other accrued liabilities	(2,951)	(1,266)
Customer advances	(2,770)	22,552

Total adjustments	(22,883)	9,641

Net cash and cash equivalents used in operating activities	(35,073)	(7,434)
Investing activities
Purchase of investments	(14,780)	(52,385)
Proceeds from sales and maturities of investments	38,427	26,649
Proceeds from sales of property and equipment	65	—
Purchase of Hia, Inc., net of cash acquired	—	(763)
Purchase of leasehold improvements and equipment	(5,431)	(1,919)

Net cash and cash equivalents provided by (used in) investing activities	18,281	(28,418)
Financing activities
Proceeds from issuance of common stock	1,365	3,083
Payment of acquisition-related contingent consideration	(250)	—
Taxes paid related to net share settlement	(1,739)	(724)

Net cash and cash equivalents provided by (used in) financing activities	(624)	2,359
Effect of exchange rate changes on cash	(133)	(331)

Net decrease in cash, cash equivalents and restricted cash	(17,549)	(33,824)
Cash, cash equivalents and restricted cash at beginning of period	69,690	103,514

Cash, cash equivalents and restricted cash at end of period	$52,141	$69,690

Cash paid (received) for:
Income taxes	$820	$569
Income tax refund	$5	$—
See accompanying notes.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Description of Business
Intevac, Inc. (together with its subsidiaries, “Intevac”, the “Company” or “we”) is a leader in the design and development of high-productivity, thin-film processing systems. Intevac’s production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as for the hard disk drive (“HDD”) and advanced coatings (“ADVC”) (formerly known as display cover panel (“DCP”)) markets.
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
Fiscal Year End Date
Intevac operates under a
52-53
week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2023 and fiscal 2022 years ended on December 30, 2023 and December 31, 2022, respectively.
Reportable Segment
During fiscal 2021, we sold the business of one of our reporting segments, Photonics. Therefore, we have one reportable segment remaining. See Note 2 for additional disclosure related to discontinued operations.
The remaining segment, Thin Film Equipment (“TFE”), designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the HDD and ADVC markets, as well as other adjacent thin-film markets. The TFE segment also previously designed, developed and marketed manufacturing equipment for the photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries.
In March 2022, the Company’s management realigned its operational focus and eliminated several research and development (“R&D”) programs and product offerings. As part of this realignment effort, the Company ceased its efforts to develop and market several of its manufacturing platforms for the ADVC, PV and ASP industries.
Discontinued Operations
On December 30, 2021, the Company sold its Photonics business. Due to the sale of the Photonics business during the fourth quarter of 2021, we have classified the results of the Photonics business as discontinued operations in our consolidated statements of operations for all periods presented. All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted. See Note 2.
Cash, Cash Equivalents and Investments
Intevac considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.
Available-for-sale
securities, comprised of certificates of deposit, commercial paper, obligations of the U.S. government and its agencies, corporate debt securities, asset backed securities and municipal bonds, are carried at fair value, with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale
securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.
Restricted Cash
Restricted cash of $600,000 as of December 30, 2023 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $100,000 as collateral for various guarantees with its bank.
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
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are recorded at invoiced amounts less allowance for any credit losses. In accordance with the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”)
2016-13 that
we adopted on January 1, 2023, the Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the consolidated statement of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both December 30, 2023 and December 31, 2022, and there was no write-off
of accounts receivable for the periods presented.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Acquisitions
Acquisition Method. Acquisitions that meet the definition of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.
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
Foreign Currency Translation
The functional currency of Intevac’s foreign subsidiaries in Singapore and Hong Kong is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China and Malaysia is the local currency of the country in which the respective subsidiary operates. Assets and liabilities recorded in foreign currencies are translated at year-end
exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income (expense), net in the determination of net income. Losses from foreign currency transactions were $165,000 and $186,000 in 2023 and 2022, respectively.
Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, were as follows for the years ended December 30, 2023 and December 31, 2022:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(in thousands)
Balance at January 1, 2022	$608	$(30)	$578

Other comprehensive loss before reclassification	(331)	(454)	(785)
Amounts reclassified from other comprehensive income (loss)	14	—	14

Net current-period other comprehensive loss	(317)	(454)	(771)

Balance at December 31, 2022	291	$(484)	(193)

Other comprehensive income (loss) before reclassification	(132)	422	290
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(132)	422	290

Balance at December 30, 2023	$159	$(62)	$97

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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued
ASU 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued
ASU 2023-09,
Income Taxes (Topic 740): Improvements to Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. As of December 30, 2023, there have been no earnout payments under the Purchase Agreement. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
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
TSA fees of $989,000 were earned in fiscal 2022. The agreed-upon charges for such services were generally intended to allow the service provider to recover all costs and expenses of providing such services. The TSA and shared service fees were included in selling, general and administrative expenses and cost of sales, respectively, in the Company’s consolidated statement of operations. Additionally, during fiscal 2022, the Company sold inventory in the amount of $148,000 to EOTECH. Charges for fiscal 2023 and fiscal 2022 associated with the Shared Services Agreement were $143,000 and $40,000, respectively. Accounts receivable from EOTECH of $62,000 at December 30, 2023 and $49,000 at December 31, 2022 were included in trade and other accounts receivable in the Company’s consolidated balance sheets.
Discontinued Operations
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the consolidated statements of operations for the years ended December 30, 2023 and December 31, 2022.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Photonics segment that have been eliminated from continuing operations. The key components from discontinued operations related to the Photonics segment are as follows (in thousands):

	Year Ended,
	December 30, 2023	December 31, 2022
	(In thousands, except per share amounts)
Operating expenses:
Selling, general and administrative	$(420)	$321

Total operating expenses	(420)	321

Operating income (loss)—discontinued operations	420	(321)

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended,
	December 30, 2023	December 31, 2022
	(In thousands, except per share amounts)
Other income (expense)—discontinued operations	—	—

Income (loss) discontinued operations before provision for (benefit from) income taxes	420	(321)
Provision for (benefit from) income taxes	—	—

Net income (loss) discontinued operations net of tax	$420	$(321)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the years ended December 30, 2023 and December 31, 2022, respectively (in thousands):

	2023	2022

	(in thousands)
Equity-based compensation	$(260)	$(229)
3. Revenue
The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2023 and 2022.
Major Products and Service Lines

	2023				2022
	(in thousands)
	HDD	PV	ASP	Total	HDD	ADVC	PV	ASP	Total
Systems, upgrades and spare parts	$47,846	$28	$17	$47,891	$29,507	$1	$273	$100	$29,881
Field service	4,677	—	97	4,774	5,647	43	190	—	5,880

Total net revenues	$52,523	$28	$114	$52,665	$35,154	$44	$463	$100	$35,761

Primary Geography Markets

	2023	2022
	(in thousands)
United States	$4,499	$4,558
Asia	48,058	31,103
Europe	108	100

Total net revenues	$52,665	$35,761

Timing of Revenue Recognition

	2023	2022
	(in thousands)
Products transferred at a point in time	$52,665	$35,761
Products and services transferred over time	—	—

Total net revenues	$52,665	$35,761

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2023:

	December 30, 2023	December 31, 2022	Change
	(In thousands)
Contract assets:
Accounts receivable, unbilled	$393	$424	$(31)

Contract liabilities:
Deferred revenue	$376	$2,446	$(2,070)
Customer advances	21,889	24,659	(2,770)

	$22,265	$27,105	$(4,840)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2023, contract assets decreased by $31,000 primarily due to billing of spare parts that were accrued and unbilled at December 31, 2022, offset in part by the accrual of revenue for a system delivered during fiscal 2023, which was pending acceptance as of December 30, 2023 and the accrual of revenue related to spare parts sold to a customer as of December 30, 2023.
Customer advances generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Customer advances with deliveries beyond one year are included in long term liabilities. Deferred revenue generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2023, we recognized revenue of $3.6 million and $2.2 million that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. In September 2023, the Company applied $444,000 of billings against these advances in connection with inventory scrapped at the customer’s direction. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The Company has not received any customer advances associated with the cancelled order. The Company expects to invoice the customer in the first quarter of fiscal 2024 for the cancellation fee associated with this order.
On December 30, 2023, we had $42.4 million of remaining performance obligations, which we also refer to as backlog and expect to recognize as revenue: 79% in 2024 and 21% in 2025.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Descriptions of Plans
Equity Incentive Plans
At December 30, 2023, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.
The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory
stock options, PSOs, restricted stock, stock appreciation rights, RSUs, PRSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 30, 2023, 6.5 million shares of common stock were authorized for future issuance under the Plans. The 2020 Equity Incentive Plan expires no later than May 13, 2030.
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
2003 Employee Stock Purchase Plan
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year). As of December 30, 2023, 445,878 shares remained available for issuance under the ESPP.
The effect of recording equity-based compensation for fiscal 2023 and 2022 was as follows (in thousands):

	2023	2022
Equity-based compensation by type of award:
Stock options	$(14)	$(156)
RSUs	2,154	2,184
PRSUs	1,592	2,379
Employee stock purchase plan	641	483

Total equity-based compensation	$4,373	$4,890

Included in the table above:

(a)
A reversal of $462,000 in equity-based compensation expense related to forfeitures of awards due to our 2023 cost reduction plan for fiscal 2023. A reversal of $1.3 million in equity-based compensation expense related to forfeitures of awards due to our 2022 cost reduction plan and a $37,000 benefit related to the modification of certain stock-based awards for fiscal 2022. (See Note 13. Restructuring and Other Costs, Net); and

(b)
Equity-based compensation reported in discontinued operations of ($260,000) for fiscal 2023, and ($229,000) for fiscal 2022. Equity-based compensation expense allocated to discontinued operations for fiscal 2022 includes $75,000 related to the modification of certain stock-based awards and is net of a divestiture-related forfeiture benefit of $446,000 that was recognized when employees were conveyed to EOTECH upon closing of the Photonics divestiture. (See Note 2. Divestiture and Discontinued Operations.)

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of Intevac’s stock price. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The dividend yield assumption is based on Intevac’s history of not paying dividends and the assumption of not paying dividends in the future. The Company did not grant any stock options in fiscal 2023 and fiscal 2022.
A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	383,099	$7.07	2.40	$327,711
Options cancelled and forfeited	(188,286)	$7.97
Options exercised	(52,813)	$5.15

Options outstanding at December 30, 2023	142,000	$6.57	1.57	$900

Options exercisable at December 30, 2023	141,750	$6.58	1.57	$675
The total intrinsic value of options exercised during fiscal years 2023 and 2022 was $99,000 and $206,000, respectively. At December 30, 2023, Intevac had no unrecognized compensation expense related to stock options.
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 31, 2022	1,309,792	$5.14	1.21	$8,474,354
Granted	452,444	$4.66
Vested	(584,627)	$5.16
Cancelled	(262,522)	$5.12

Non-vested RSUs at December 30, 2023	915,087	$4.89	1.04	$3,953,176

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over
three
and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 30, 2023, Intevac had $2.0 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 1.04 years.
A summary of the PRSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested PRSUs at December 31, 2022	1,089,339	$3.54	0.49	$7,048,023
Granted	525,656	$4.92
Vested	(190,903)	$4.26
Cancelled	(263,799)	$3.57

Non-vested PRSUs at December 30, 2023	1,160,293	$4.04	1.99	$5,012,466

At December 30, 2023, Intevac had $2.0 million of total unrecognized compensation expense related to PRSUs that will be recognized over the weighted-average period of 1.16 years.
In May 2023, we granted to members of our senior management awards of performance-based restricted stock units (the “2023 PRSU Awards”) covering an aggregate of 525,656 shares of Intevac common stock (at maximum performance). The 2023 PRSU Awards are eligible to be earned based on achievement of five strategic goals during a three-year performance period commencing on May 18, 2023 and ending on May 31, 2026 (the “2023-2026 Performance Period”). The 2023 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable strategic goal is achieved within the 2023-2026 Performance Period, and each tranche may only be achieved once during the 2023-2026 Performance Period. If a strategic goal is not achieved within the 2023-2026 Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the 2023-2026 Performance Period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant. The Company evaluated the strategic goals in the context of its current long-range financial plan and its product development roadmap and determined the probability of achieving each goal for accounting purposes commencing in the quarter granted. Management expectations related to the achievement of performance goals associated with PRSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. The fair value of each PRSU is the Company’s stock price on the date of grant. Over the 2023-2026 Performance Period, the number of shares expected to be issued may be adjusted upward or downward based upon the probability of achievement of the performance conditions.
In fiscal 2022, we granted to members of our senior management awards of PRSUs (“2022 PRSU Awards”) covering an aggregate of 1.2 million shares of Intevac common stock (at maximum performance). The 2022 PRSU Awards are eligible to be earned based on achievement of certain stock prices based on the average closing price of the Company’s stock over a
30-day
period (the “Company Stock Price Hurdle”) during a performance period commencing on the grant date and ending on May 31, 2025 (or earlier, upon a change in control, as defined in the Company’s 2022 Inducement Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable) (the “2022-2025 Performance Period”). The 2022 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable Company Stock Price Hurdle is achieved within the 2022-2025 Performance Period, and each tranche may only be achieved once during the Performance Period. If a Company Stock Price Hurdle is not achieved within the 2022-2025 Performance Period, the corresponding 2022 PRSUs will not vest, and all unvested 2022 PRSUs at the end of the 2022-2025 Performance Period will immediately be forfeited. The fair value of each 2022 PRSU award was estimated on the date of grant using a Monte Carlo simulation.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac estimated the weighted-average fair value of 2022 PRSU Awards using the following weighted-average assumptions:

2022
Weighted-average fair value of grants per share	$3.58
Expected volatility	56.70%
Risk-free interest rate	3.11%
Dividend yield	None
ESPP
The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2023	2022

Stock Purchase Rights:
Weighted-average fair value of grants per share	$0.91	$1.26
Expected volatility	40.33%	52.57%
Risk free interest rate	5.15%	1.94%
Expected term of purchase rights (in years)	1.08	1.24
Dividend yield	None	None
The expected life of purchase rights is the period of time remaining in the current offering period.
The ESPP activity during fiscal 2023 and 2022 is as follows:

	2023	2022

	(in thousands, except per share amounts)
Shares purchased	304	279
Weighted-average purchase price per share	$3.48	$4.46
Aggregate intrinsic value of purchase rights exercised	$463	$220
As of December 30, 2023, Intevac had $494,000 of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of 0.7 years.
5. Earnings Per Share
Intevac calculates basic earnings per share (“EPS”) using net loss and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.
The following table sets forth the computation of basic and diluted net loss per share:

	2023	2022
	(in thousands, except per share amounts)
Net loss from continuing operations	$(12,610)	$(16,754)
Net income (loss) from discontinued operations, net of tax	420	(321)

Net loss	$(12,190)	$(17,075)

Weighted-average shares – basic	26,121	25,192
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	26,121	25,192

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2023	2022
	(in thousands, except per share amounts)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.48)	$(0.67)
Discontinued operations	$0.02	$(0.01)
Net loss per share	$(0.47)	$(0.68)
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
Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customer accounted for at least 10 percent of Intevac’s accounts receivable at December 30, 2023 and December 31, 2022.

	2023	2022
Seagate Technology	95%	88%
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
The following customers accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2023 and/or 2022.

	2023	2022
Seagate Technology	92%	80%
Western Digital Corporation	*	18%

*	Less than 10%
Products
Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2023 and 2022. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean; its success in utilizing Intevac’s expertise in complex manufacturing equipment to develop and sell new manufacturing equipment products for ADVC.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Balance Sheet Details
Balance sheet details were as follows as of December 30, 2023 and December 31, 2022:
Trade and Other Accounts Receivable, Net

	December 30, 2023	December 31, 2022
	(in thousands)
Trade receivables and other	$18,220	$15,399
Unbilled costs and accrued profits	393	424
Less: allowance for credit losses	—	—

	$18,613	$15,823

Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$37,346	$19,116
Work-in-progress	6,449	9,499
Finished goods	—	1,388

	$43,795	$30,003

Finished goods inventory at December 31, 2022 is comprised of a refurbished system at a customer location where the sales transaction did not meet our revenue recognition criteria as set forth in Note 1.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems. The customer contract associated with the cancelled orders requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order for eight 200 Lean HDD systems, all of which will be utilized to settle this customer obligation. The Company has not received any customer advances associated with the cancelled order for two 200 Lean HDD systems. The Company expects to invoice the customer in the first quarter of 2024 for the cancellation fee associated with this order. In fiscal 2024, as part of the cancellation of the orders for the ten 200 Lean HDD systems, the customer is expected to take delivery of $12.5 million of inventory on hand at December 30, 2023 and $3.2 million of inventory on order plus reimburse us for any supplier cancellation charges and the costs associated with managing the inventory. Some portion of the inventory will be utilized to satisfy other outstanding purchase orders from this customer in backlog.
Property, Plant and Equipment, Net

	December 30, 2023	December 31, 2022
	(in thousands)
Leasehold improvements	$8,959	$9,567
Machinery and equipment	20,964	19,016

	29,923	28,583
Less accumulated depreciation and amortization	22,259	24,925

Total property, plant and equipment, net	$7,664	$3,658

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net property, plant and equipment by geographic region at December 30, 2023 and December 31, 2022 was as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
United States	$7,018	$3,143
Asia	646	515

Net property, plant & equipment	$7,664	$3,658

Deferred Income Taxes and Other Long-Term Assets

	December 30, 2023	December 31, 2022
	(in thousands)
Deferred income taxes	$3,342	$4,356
Prepaid expenses	124	25

	$3,466	$4,381

Accounts Payable
Included in accounts payable is $93,000 and $99,000 of book overdraft at December 30, 2023 and December 31, 2022, respectively.
Other Accrued Liabilities

	December 30, 2023	December 31, 2022
	(in thousands)
Other taxes payable	$947	$838
Deferred revenue	376	2,446
Accrued product warranties	184	163
Income taxes payable	174	187
Other	139	216
Litigation settlement	—	1,012
Restructuring	—	318
Acquisition–related contingent consideration payable (See Note 15. Acquisition of Hia, Inc.)	—	250

Total other accrued liabilities	$1,820	$5,430

Other Long-Term Liabilities

	December 30, 2023	December 31, 2022
	(in thousands)
Accrued product warranties	$21	$—

Total other long-term liabilities	$21	$—

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Financial Instruments
Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$19,050	$—	$—	$19,050
Money market funds	15,090	—	—	15,090
Commercial paper	14,659	—	4	14,655
U.S. treasury securities	2,646	—	—	2,646

Total cash and cash equivalents	$51,445	$—	$4	$51,441
Short-term investments:
Asset backed securities	$12	$—	$—	$12
Certificates of deposit	1,850	—	—	1,850
Commercial paper	3,506	—	1	3,505
Corporate bonds and medium-term notes	5,373	—	36	5,337
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	6,498	1	17	6,482

Total short-term investments	$17,460	$1	$56	$17,405
Long-term investments:
Asset backed securities	$460	$—	$4	$456
Corporate bonds and medium-term notes	2,230	1	—	2,231

Total long-term investments	$2,690	$1	$4	$2,687

Total cash, cash equivalents, and investments	$71,595	$2	$64	$71,533

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$26,465	$—	$—	$26,465
Money market funds	9,589	—	—	9,589
Commercial paper	32,856	—	6	32,850

Total cash and cash equivalents	$68,910	$—	$6	$68,904
Short-term investments:
Asset backed securities	$2,012	$—	$13	$1,999
Certificates of deposit	3,850	—	10	3,840
Commercial paper	9,443	—	28	9,415
Corporate bonds and medium-term notes	4,210	—	32	4,178
Municipal bonds	1,486	—	25	1,461
U.S. treasury securities	4,771	—	123	4,648

Total short-term investments	$25,772	$—	$231	$25,541
Long-term investments:
Asset backed securities	$6,749	$—	$85	$6,664
Corporate bonds and medium-term notes	5,366	—	102	5,264
Municipal bonds	224	—	6	218
U.S. treasury and agency securities	5,493	—	54	5,439

Total long-term investments	$17,832	$—	$247	$17,585

Total cash, cash equivalents, and investments	$112,514	$—	$484	$112,030

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of investment securities at December 30, 2023 are presented in the following table.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$49,855	$49,796
Due after one through five years	2,690	2,687

	$52,545	$52,483

Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 30, 2023, we had 70 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 30, 2023.

	December 30, 2023
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset backed securities	$—	$—	$456	$4
Commercial paper	18,160	5	—	—
Corporate bonds and medium-term notes	1,091	1	4,845	35
Municipal bond	—	—	219	2
U.S. treasury and agency securities	—	—	1,981	17

	$19,251	$6	$7,501	$58

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of December 30, 2023.

	Fair Value Measurements at December 30, 2023
	Total	Level 1	Level 2
	(in thousands)
Recurring fair value measurements:
Money market funds	$15,090	$15,090	$—
U.S. treasury and agency securities	9,128	5,628	3,500
Asset backed securities	468	—	468
Certificates of deposit	1,850	—	1,850

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements at December 30, 2023
	Total	Level 1	Level 2
	(in thousands)
Commercial paper	18,160	—	18,160
Corporate bonds and medium-term notes	7,568	—	7,568
Municipal bonds	219	—	219

Total recurring fair value measurements	$52,483	$20,718	$31,765

Derivatives
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement
of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately
30 days
. There were no outstanding derivatives at December 30, 2023.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of December 31, 2022:

	At December 31, 2022
Derivative Instrument	Notional Amount	Balance Sheet Line Item		Derivative Assets Fair Value
	(in thousands)
Undesignated Hedges:
Forward Foreign Currency Contracts	$2,240	(a	)	$4

Total Hedges	$2,240			$4

(a)	Other current assets
9. Equity
Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. Under this authorization, Intevac may purchase shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At December 30, 2023, $10.4 million remains available for future stock repurchases under the repurchase program. The Company did not make any stock rep
urchases in fiscal 2023 and 2022.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes
The provision for income taxes on income from operations for fiscal 2023 and 2022 consists of the following (in thousands):

	2023	2022
Federal:
Current	$—	$—
Deferred	—	(121)

	—	(121)
State:
Current	3	4
Deferred	—	—

	3	4
Foreign:
Current	805	490
Deferred	1,014	954

	1,819	1,444
Total	$1,822	$1,327

Income taxes on discontinued operations	$—	$—
Income taxes on continuing operations	$1,822	$1,327
Income (loss) before income taxes for fiscal 2023 and 2022 consisted of the following (in thousands):

	2023	2022
U.S	$(17,089)	$(20,570)
Foreign	6,301	5,143

	$(10,788)	$(15,427)

Effective tax rate	(16.9%)	(8.6%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 30, 2023	December 31, 2022
Deferred tax assets:
Vacation, warranty and other accruals	$312	$525
Depreciation and amortization	283	229
Purchased technology	29	14
Inventory valuation	304	1,116
Equity-based compensation	851	841
Lease liability	2,101	898
Section 174 R&D adjustment	4,701	2,440
Net operating loss, research and other tax credit carryforwards	53,940	56,310
Other	53	7

	62,574	62,380
Valuation allowance for deferred tax assets	(56,923)	(57,310)

Total deferred tax assets	5,651	5,070

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 30, 2023	December 31, 2022
Deferred tax liabilities:
Intangible amortization	(283)	(160)
ROU asset	(2,026)	(554)

Total deferred tax liabilities	(2,309)	(714)

Net deferred tax assets	$3,342	$4,356

As reported on the consolidated balance sheets:
Non-current deferred tax assets	$3,342	$4,356

Intevac accounts for income taxes in accordance with ASC 740,
Income Taxes
, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.
Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax assets that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash
income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax assets, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 30, 2023.
In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2023 a valuation allowance increase of $321,000 and for fiscal 2022 a valuation allowance increase of $3.1 million were recorded for the U.S. federal deferred tax assets. A valuation allowance is recorded against the entire state deferred tax assets, which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.
As of December 30, 2023, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $43.4 million, $18.6 million and $112.1 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2034 and 2028, respectively. The foreign net operating loss carryforwards do not expire. As of December 30, 2023, our federal and state tax credit carryforwards for income tax purposes were approximately $18.9 million and $13.4 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2024 and the state tax credits carry forward indefinitely.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capitalized R&E and software development costs associated with research conducted in the United States is amortized ratably over a
5-year
period
(15-year
period for research conducted outside of the United States), beginning with the midpoint of the taxable year in which such expenditures are paid or incurred. This new provision of the TCJA will increase the Company’s annual taxable income.
The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2023 and 2022 on continuing operations was as follows (in thousands):

	2023	2022
Income tax (benefit) at the federal statutory rate	$(2,266)	$(3,240)
State income taxes, net of federal benefit	3	4
Change in valuation allowance:
U.S	321	3,129
Foreign	—	—
Effect of foreign operations taxed at various rates	(266)	(219)
Research tax credits	(1,009)	(788)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	5,039	2,441
Unrecognized tax benefits	—	—

Total provision for income taxes on continuing operations	$1,822	$1,327

Intevac has not provided for foreign withholding taxes on approximately $1.9 million of undistributed earnings from
non-U.S.
operations as of December 30, 2023 because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.
The total amount of gross unrecognized tax benefits was $7.6 million as of December 30, 2023, none of which would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2023 and 2022:

	2023	2022
Beginning balance	$730	$718
Additions based on tax positions related to the current year	430	12
Increases for tax positions of prior years	6,448	—
Lapse of statute of limitations	(9)	—

Ending balance	$7,599	$730

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2023 and 2022, Intevac recognized a net tax expense (benefit) of $0. As of December 30, 2023, Intevac did not have any accrued interest related to unrecognized tax benefits. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.
Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of December 30, 2023, all of the tax years remained open to examination by the federal and state taxing authorities, for three
or four years from the tax year in which net operating losses or tax credits are utilized completely. Singapore is open to examination from 2020 forward.
The Inland Revenue Authority of Singapore (“IRAS”) conducted a review of the fiscal 2017 through 2019 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS had challenged the Company’s tax position with respect

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to certain aspects of the Company’s transfer pricing. The IRAS has concluded their audit and notified us on January 18, 2024 that there are no adjustments to our tax returns for years 2017 through 2019. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.
11. Employee Benefit Plans
Employee Savings and Retirement Plan
In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $154,000 for fiscal 2023 and $151,000 for fiscal 2022. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.
Employee Bonus Plans
Intevac has various employee incentive plans. Bonus plans award annual cash bonuses to Intevac’s executives, key contributors and employees based on the achievement of profitability and other specific performance criteria. Prior to fiscal 2023, Intevac had a profit-sharing plan that provided for the distribution of a percentage of pre-tax
profits to substantially all of Intevac’s employees not eligible for other performance-based incentive plans, up to a maximum percentage of compensation. Charges to expense under these plans were $1.4 million and $1.2 million, respectively, for fiscal 2023 and 2022.
12. Commitments and Contingencies
Leases
Intevac leases certain manufacturing facilities, warehouses, office space, and equipment under non-cancelable
operating leases that expire at various times up to June 2029 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
The Company and EOTECH have entered into a Lease Assignment Agreement that assigns a portion of the Company’s lease obligation regarding its Santa Clara, California campus to EOTECH. The Company is contingently liable should EOTECH default on future lease obligations through the lease termination date of March 2024. The aggregate amount of the future lease obligations under this arrangement is $293,000 as of December 30, 2023. As the Company is not being released as the primary obligor under the original lease, the lease assignment has been accounted for as a sublease.
In consideration of EOTECH’s assumption of the above-mentioned lease obligations, which assumed lease obligations pertain in part to excess space beyond that required for EOTECH’s currently anticipated operation of the Photonics business, the Company agreed to pay to EOTECH the amount of $2.1 million (the “Unused Space Amount”), which Unused Space Amount was payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven (7) equal quarterly installments of $259,000. The final payment was made in October 2023.
The following table reflects our lease assets and our lease liabilities at December 30, 2023 and December 31, 2022.

	December 30, 2023	December 31, 2022
	(in thousands)
Assets:
Operating lease ROU assets	$7,658	$3,390

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 30, 2023	December 31, 2022
	(in thousands)
Liabilities:
Current operating lease liabilities	$1,008	$3,404
Noncurrent operating lease liabilities	6,976	1,417

	$7,984	$4,821

Lease Costs:
The components of lease costs were as follows:

	2023	2022
	(in thousands)
Operating lease cost	$1,613	$1,624
Operating lease cost subleased / assigned property	869	974
Short-term lease cost	125	43
Less: sublease income	(869)	(974)

Total lease cost, net	$1,738	$1,667

As of December 30, 2023 the maturity of operating lease liabilities was as follows:

	Continuing Operations		Discontinued Operations (b)	Total
	(in thousands)
2024	$1,335	(a)	296	$1,631
2025	2,110		—	2,110
2026	1,852		—	1,852
2027	1,799		—	1,799
2028	1,841		—	1,841
2029	786		—	786

Total lease payments	$9,723		$296	10,019
Less: Interest	(2,032)		(3)	(2,035)

Present value of lease liabilities	$7,691		$293	7,984

(a)	The amount is net of a tenant improvement allowance of $292,000 that the Company expects to receive from the landlord.
(b)
The operating lease liabilities in discontinued operations represent the lease obligations that were assigned to EOTECH but which are being accounted for as a sublease as the Company has not been relieved of its primary obligations with the landlord.

Lease Term and Discount Rate:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.01	1.69
Weighted-average discount rate	8.37%	5.81%
Other information:
Supplemental cash flow information related to leases was as follows (in thousands):

	2023	2022
	(in thousands)
Operating cash outflows from operating leases	$1,831	$1,757

ROU assets obtained in exchange for new operating lease liabilities	$6,520	$1,122

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
Letters of Credit
As of December 30, 2023, we had letters of credit and bank guarantees outstanding totaling $700,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.
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
The following table displays the activity in the warranty provision account for fiscal 2023 and 2022:

	2023	2022
	(in thousands)
Beginning balance	$163	$346
Expenditures incurred under warranties	(214)	(312)
Accruals for product warranties	262	147
Adjustments to previously existing warranty accruals	(6)	(18)

Ending balance	$205	$163

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
13. Restructuring Charges
During the third quarter of fiscal 2023, Intevac substantially completed implementation of a cost reduction plan (the “2023 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $2.0 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.
During the first quarter of fiscal 2022, Intevac substantially completed implementation of the 2022 cost reduction plan (the “2022 Cost Reduction Plan”), which was intended to reduce our overall cost structure and optimize our operational design, inclusive of the stranded overhead associated with the divestiture of the Photonics business. The restructuring program includes management reorganization and the right sizing of certain technology development, marketing and administrative functions. We incurred restructuring costs of $1.2 million in estimated severance and the related modification of certain stock-based awards. Other costs incurred as part of the 2022 Cost Reduction Plan include: (i) a benefit of $1.3 million related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce, (ii) $1.5 million for fixed asset disposals and (iii) $755,000 for write-offs of excess inventory. The 2022 Cost Reduction Plan reduced the workforce by 6 percent. The cost of implementing the 2022 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Implementation of the 2022 Cost Reduction Plan reduced salary, wages and other employee-related expenses by approximately $2.1 million on an annual basis.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the significant activities within, and components of, the restructuring liabilities.

	Employee Termination Costs		Other Exit Costs	Total
	(in thousands)
Balance at January 1, 2022	$358		$665	$1,023
Provision for restructuring charges under the 2022 Cost Reduction Plan	1,232		—	1,232
Cash payments made	(1,269)		—	(1,269)
Non-cash utilization	37	(a)	—	37
Provision for restructuring charges associated with Photonics sale (b)	112		15	127
Cash payments made	(395)		(362)	(757)
Non-cash utilization	(75	)(a)	—	(75)

Balance at December 31, 2022	$—		$318	$318

Provision for restructuring charges under the 2023 Cost Reduction Plan	1,950		—	1,950
Cash payments made	(1,948)		—	(1,948)
Non-cash utilization	(2	)(a)	—	(2)
Provision for restructuring charges associated with Photonics sale (b)	—		7	7
Cash payments made	—		(325)	(325)

Balance at December 30, 2023	$—		$—	$—

(a) Acceleration of equity awards.
(b) Included in discontinued operations.
14. Related Party Transaction
A member of the Company’s Board of Directors through November 2022, Mark Popovich, rendered professional services to the Company at a rate of $3,125 per week plus expenses commencing May 23, 2022 through October 7, 2022. The Company incurred charges of approximately $62,500 associated with the professional services arrangement with Mr. Popovich in fiscal 2022.
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
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the fourth quarter of 2022. Upon recognition, the amount, including the tax effect of $67,000, is included in the measurement of the acquired asset. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during fiscal 2023 and fiscal 2022 was $136,000 and $42,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $136,000 per year from fiscal 2024 through fiscal 2030.
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
The purchase price was allocated to the technology intangible assets and the deferred tax asset and liability as follows:

(In thousands)
Consideration:
Cash payment	$702
Transaction costs	63
Less cash acquired	(2)

Total consideration	$763

Assets acquired:
Technology intangible assets	$815
Deferred tax asset	119

Total assets acquired	$934

Liability assumed:
Deferred tax liability	$(171)

$763

The following table represents the gross carrying amount of the technology intangible assets at December 30, 2023:

(In thousands)
Initial cost of technology intangible assets recognized on the acquisition date	$815
Achievement of the first milestone and recognition of contingent consideration payable	250
Deferred tax liability associated with the recognition of the first milestone	67

Gross carrying amount at December 30, 2023	$1,132

Information regarding the
technology
intangible
assets
is as follows (in thousands):

	December 30, 2023	December 31, 2022
	(In thousands)
Technology intangible assets:
Gross carrying amount	$1,132	$1,132
Accumulated Amortization	(178)	(42)

Net carrying amount	$954	$1,090

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Report on Assessment of Internal Controls Over Financial Reporting
Evaluation of Disclosure Controls and Procedures
Intevac’s management, with the participation of Intevac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of Intevac’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO concluded that Intevac’s disclosure controls and procedures were effective as of December 30, 2023 in providing reasonable assurance that information required to be disclosed by Intevac in reports that Intevac files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Intevac’s management, including Intevac’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) for Intevac. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Intevac’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of Intevac’s internal control over financial reporting based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 30, 2023.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2023, we implemented ASC 326, Financial Instruments—Credit Losses. Although the new standard is expected to have an immaterial impact on our ongoing results of operations, we did implement changes to our processes related to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote, reporting of credit losses and the control activities within them.
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
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

6
5

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of Intevac” under Item 1 of this Annual Report. The other information required by this item is included under the captions “Election of Directors,” [and] “Corporate Governance Matters” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

See “Index to Consolidated Financial Statements” in Item 8 of this Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

2. Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	File Date

2.1	Asset Purchase Agreement, dated as of December 30, 2021, by and between Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC	8-K	2.1	January 30, 2022.

2.2	First Amendment to Asset Purchase Agreement, dated March 7, 2022, by and among Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC	10-Q	2.1	May 10, 2022

3.1	Certificate of Incorporation of the Registrant	8-K	3.1	July 23, 2007

3.2	Bylaws of the Registrant, as amended	8-K	3.1	March 15, 2012

4.1	Description of the Registrant’s Common Stock	10-K	4.1	February 12, 2020

10.1+	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 15, 2023	DEF 14A	A	April 12, 2023

10.2+	The Registrant’s 2012 Equity Incentive Plan, as amended March 21, 2018	DEF 14A	B	April 11, 2018

10.3+	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan	10-Q	10.4	May 1, 2012

10.4+	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan	10-Q	10.5	May 1, 2012

10.5+	Form of Stock Option Agreement for 2012 Equity Incentive Plan	10-Q	10.6	May 1, 2012

10.6	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California	10-Q	10.8	April 29, 2014

10.7	Lease Assignment Agreement dated as of December 30, 2021, by and between Intevac, Inc., and EOTECH, LLC	10-K	10.10	February 17, 2022

10.8	First Amendment to Lease, dated as of November 21, 2023, by and between the Company and HGIT BASSETT CAMPUS LP, for premises located in Santa Clara, California	8-K	10.1	December 6, 2023

10.9+	The Registrant’s 2020 Equity Incentive Plan as amended February 15, 2023	DEF 14A	B	April 12, 2023

10.10+	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.5	May 14, 2020

10.11+	Form of Stock Option Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.7	May 14, 2020

10.12+	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.8	May 14, 2020

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	File Date

10.13+	Intevac, Inc. 2022 Inducement Equity Incentive Plan	8-K	10.2	January 20, 2022

10.14+	Form of RSU Agreement under the Intevac, Inc. 2022 Inducement Equity Incentive Plan	8-K	10.3	January 20, 2022

10.15+	The Registrant’s 401(k) Profit Sharing Plan (P)	S-1 (No. 33-97806)

10.16+	Form of Director and Officer Indemnification Agreement	10-K	10.9	March 14, 2008

10.17+	The Registrant’s Executive Incentive Plan	10-Q	10.1	May 4, 2023

10.18+	Employment Agreement, dated January 18, 2022, by and between Nigel Hunton and Intevac, Inc.	8-K	10.1	January 20, 2022

10.19+	Form of 2022 PRSU Award Agreement (Company Stock Price Hurdle) under the 2022 Inducement Equity Incentive Plan	8-K	10.1	May 19, 2022

10.20+	Form of 2022 PRSU Award Agreement (Company Stock Price Hurdle) under the 2020 Equity Incentive Plan	8-K	10.2	May 19, 2022

10.21+	Form of the 2023 PRSU Award Agreement under the 2020 Equity Incentive Plan	10-Q	10.1	August 3, 2023

10.22+	Change in Control Agreement with John Dickinson dated June 20, 2023	10-Q	10.2	August 3, 2023

10.23+	Transition Agreement and Release with James Moniz dated August 2, 2023	10-Q	10.3	August 3, 2023

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer, Secretary and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy

101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(P)	Paper exhibit.
+	Management compensatory plan or arrangement

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.

INTEVAC, INC.

/s/ KEVIN SOULSBY
Kevin Soulsby
Interim Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel D. Hunton and Kevin Soulsby and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIGEL D. HUNTON	President,	February 15, 2024
(Nigel D. Hunton)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ KEVIN SOULSBY (Kevin Soulsby)	Interim Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 15, 2024

/s/ DAVID S. DURY	Chairman of Board	February 15, 2024
(David S. Dury)

/s/ KEVIN D. BARBER	Director	February 15, 2024
(Kevin D. Barber)

/s/ DOROTHY D. HAYES	Director	February 15, 2024
(Dorothy D. Hayes)

/s/ MICHELE F. KLEIN	Director	February 15, 2024
(Michele F. Klein)